Form 10-Q
period 1998-06-30
AMERICAN XTAL TECHNOLOGY
filed 1998-08-14
CIK 1051627

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                          ----------------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
      ______________

                         Commission File Number 0-24085

                              --------------------

                         AMERICAN XTAL TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                           94-3031310
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                    4311 SOLAR WAY, FREMONT, CALIFORNIA 94538
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (510) 683-5900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          -----------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                       Outstanding at July 31, 1998
            -----                       ----------------------------
Common Stock, $.001 par value                    16,068,768

================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION
              Item 1.    Financial Statements.

                         Condensed Consolidated Balance Sheets at June 30, 1998
                         and December 31, 1997

                         Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997

                         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997

                         Notes To Condensed Consolidated Financial Statements

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings

              Item 2.    Changes in Securities and Use of Proceeds

              Item 3.    Defaults upon Senior Securities

              Item 4.    Submission of Matters to a Vote of Security Holders

              Item 5.    Other Information

              Item 6.    Exhibits and Reports on Form 8-K

                         Signatures

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                         AMERICAN XTAL TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                           June 30,    December 31,
                                                             1998          1997
                                                           -------       -------
Assets:
     Current assets
          Cash and cash equivalents                        $18,747       $ 3,054
          Accounts receivable, net                           6,504         6,005
          Inventories                                       10,897         8,361
          Prepaid expenses and other current assets          1,667           858
          Deferred income taxes                                300           225
                                                           -------       -------
              Total current assets                          38,115        18,503
     Property, plant and equipment, net                     23,589        12,110
                                                           -------       -------
              Total assets                                 $61,704       $30,613
                                                           =======       =======

Liabilities and Stockholders' Equity:
      Current liabilities
          Accounts payable                                 $ 2,098       $ 1,722
          Income taxes payable                                 700           282
          Accrued liabilities                                2,057         1,545
          Current portion of long-term debt                    877           745
                                                           -------       -------
              Total current liabilities                      5,732         4,294
     Long-term debt, net of current portion                  8,410         7,728
                                                           -------       -------
              Total liabilities                             14,142        12,022
     Stockholders' equity                                   47,562        18,591
                                                           -------       -------

          Total liabilities and stockholders' equity       $61,704       $30,613
                                                           =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                             Three Months Ended                     Six Months Ended
                                                                  June 30,                                June 30,
                                                             1998             1997               1998              1997
                                                           --------          --------          --------          --------

Revenues:
  Product revenues                                         $ 10,293          $  5,360          $ 19,532          $  9,854
  Contract revenues                                             497               842               988             1,442
                                                           --------          --------          --------          --------
              Total revenues                                 10,790             6,202            20,520            11,296
Cost of revenues:
   Cost of product revenues                                   6,139             3,167            11,599             5,972
   Cost of contract revenues                                    218               654               483             1,152
                                                           --------          --------          --------          --------
              Total cost of revenues                          6,357             3,821            12,082             7,124
Gross profit                                                  4,433             2,381             8,438             4,172
Operating expenses:
   Selling, general and administrative                        1,119               674             2,085             1,316
   Research and development                                     669               296             1,309               518
                                                           --------          --------          --------          --------
              Total operating expenses                        1,788               970             3,394             1,834
                                                           --------          --------          --------          --------
Income from operations                                        2,645             1,411             5,044             2,338
Interest expense                                               (157)             (151)             (339)             (266)
Other income (expense)                                          (25)               77                (3)              (14)
                                                           --------          --------          --------          --------
Income before provision for income taxes                      2,463             1,337             4,702             2,058
Provision for income taxes                                      943               508             1,797               782
                                                           --------          --------          --------          --------
Net Income                                                 $  1,520          $    829          $  2,905          $  1,276
                                                           ========          ========          ========          ========

Net income per share:

Basic                                                      $   0.11          $   0.28          $   0.21          $   0.44
                                                           ========          ========          ========          ========

Diluted                                                    $   0.10          $   0.06          $   0.20          $   0.10
                                                           ========          ========          ========          ========

Shares used in net income per share calculations:

Basic                                                        14,346             2,916            13,766             2,906

Diluted                                                      15,149            13,109            14,569            12,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         1998                 1997
                                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                                                       $  2,905             $  1,276
        Adjustments to reconcile net income to cash provided by (used in)
            operations:
               Depreciation and amortization                                                902                  391
               Deferred income taxes                                                        (75)                  --
               Stock compensation                                                            49                   --
               Changes in assets and liabilities
                  Accounts receivable                                                      (499)                (718)
                  Inventory                                                              (2,536)              (2,596)
                  Other assets                                                             (809)                 364
                  Accounts payable                                                          376                1,375
                  Accrued liabilities                                                       930                 (607)
                                                                                       --------             --------
                      Net cash provided by (used in) operating activities                 1,243                 (515)
                                                                                       --------             --------
CASH FLOWS FROM PURCHASE OF PROPERTY, PLANT AND EQUIPMENT:
     Purchase of property, plant and equipment                                          (12,382)              (1,968)
                                                                                       --------             --------
                      Net cash used in investing activities                             (12,382)              (1,968)
                                                                                       --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of Common Stock (net) from IPO                           25,951                   --
     Proceeds from the issuance of Common Stock upon exercise of common                      30                   43
        stock options
     Proceeds from the issuance of Convertible Preferred Stock                               --                5,935
     Proceeds from (payments of) short-term bank borrowings                                  --                  200
     Proceeds from (payments of) related parties loan                                                           (276)
     Proceeds from long-term debt borrowings                                                814                  (60)
                                                                                       --------             --------
                      Net cash provided by financing activities                          26,795                5,842
                                                                                       --------             --------
Effect of exchange rate changes                                                              37                   23
                                                                                       --------             --------
Net (decrease) increase in cash and cash equivalents                                     15,693                3,382
Cash and cash equivalents at the beginning of the quarter                                 3,054                  756
                                                                                       --------             --------
Cash and cash equivalents at the end of the quarter                                    $ 18,747             $  4,138
                                                                                       ========             ========


SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                     $    339             $    266
                                                                                       ========             ========
     Income taxes paid                                                                 $  1,380             $  1,771
                                                                                       ========             ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-months period ended June 30, 1998 are not necessarily indicative of the result that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Registration Statement on Form S-1 (file no. 333-48085).

PRINCIPLES OF CONSOLIDATION

               The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Japanese subsidiary. All material intercompany accounts and transactions have been eliminated.

               The functional currency of the Company's Japanese subsidiary is the local currency. Transaction exchange losses resulting from transactions denominated in currencies other than the U.S. dollar are included in the results of operations for the year. The Company does not currently undertake any foreign currency hedging activities.

               The assets and liabilities of the subsidiary are translated at the rates of exchange on the balance sheet date. Income and expenses items are translated at an average rate of exchange. The cumulative translation adjustment in the year ended December 31, 1997 and the six months ended June 30, 1998 resulted from fluctuations in yen exchange rates and its effects on the translation of balance sheet accounts. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

Note 2. INITIAL PUBLIC OFFERING

               In May 1998, the Company completed its initial public offering ("IPO") and issued 2,500,000 shares of its Common Stock at $10.00 per share. The Company received cash of approximately $ 22,511,000 net of underwriting discounts, commissions and IPO expenses. Upon closing of the initial public offering, all outstanding shares of the Company's then outstanding convertible Preferred Stock were automatically converted into shares of Common Stock. In June 1998, the Company's underwriters exercised an option to purchase an additional 375,000 shares of Common Stock at a price of $10.00 per share to cover over-allotments. The Company received cash of approximately $3,440,000 net of underwriting discounts, commissions and IPO expenses.

Note 3. DEBT

               In June 1998, the Company obtained an equipment loan for $595,000 from Ge Capital which expires in June 2003. The proceeds from the loan were used to purchase new manufacturing equipment for the Company's Fremont, California facility. This loan bears interest at 7.69% per annum. The loan is secured by the machinery and equipment purchased with the loan. As of June 1998, $586,900 was outstanding.

               In March 1998, the Company obtained a $15.0 million line of credit ("LOC") which expires in May 1999. The $15.0 million LOC is secured by the Company's business assets, excluding equipment. Borrowings under the $15.0 million LOC bear interest equal to the prime rate or 2.31% plus the prevailing LIBOR rate. The 15 million LOC is subject to certain financial covenants regarding current financial ratios and cash flow requirements which have all been met as of June 30, 1998. At December 31, 1997 and the six months ended June 30, 1998, no amounts were outstanding under the $15.0 million LOC, respectively.

Note 4.  COMPREHENSIVE INCOME

               In January 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners.

               The primary difference between net income and comprehensive income, for the Company, is from foreign currency items. Comprehensive income for the three months ended June 30, 1998 and 1997 and the six months

                         AMERICAN XTAL TECHNOLOGY, INC.

ended June 30, 1998 and 1997 was $ $1,490,000, $798,000, $2,942,000 and
$1,299,000, respectively. The difference between net income in the condensed consolidated statements of operations and comprehensive income for the three months ended June 30,1998 and 1997 and the six months ended June 30, 1998 and 1997 represented cumulative translation adjustment loss of $30,000, $31,000 and cumulative translation adjustment gain of $37,000 and $23,000, respectively.

                         AMERICAN XTAL TECHNOLOGY, INC.

Note 5.  NET INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common shares during the periods, except those that are antidilutive.

         SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations as follows, (in thousands except per share data):

                                                              Three months ended June 30,
                                         -----------------------------------------------------------------------
                                                           1998                                1997
                                         ----------------------------------   ----------------------------------
                                                                       (unaudited)
                                                                    Per                                  Per
                                                                   Share                                Share
                                          Income       Shares      Amount      Income      Shares       Amount
                                         ----------  -----------  ---------   ----------  ----------   ---------
Basic EPS Net income available to
     common stockholders                   $1,520        14,346     $0.11     $  829         2,916        $ 0.28
Effect of dilutive securities
     Common Stock                              --           803        --         --            64            --
     Convertible Preferred Stock               --            --        --         --        10,129            --
Diluted EPS Net income available to
     common stockholders                   $1,520        15,149     $0.10     $  829        13,109        $ 0.06


                                                                    Six months ended June 30,
                                         -----------------------------------------------------------------------
                                                         1998                                1997
                                         ----------------------------------   ----------------------------------
                                                                       (unaudited)
                                                                    Per                                  Per
                                                                   Share                                Share
                                          Income       Shares      Amount      Income      Shares       Amount
                                         ----------  -----------  ---------   ----------  ----------   ---------
Basic EPS Net income available to
     common stockholders                   $2,905        13,766     $ 0.21     $1,276         2,906     $  0.44
Effect of dilutive securities
     Common Stock                              --           803         --         --           200           --
     Convertible Preferred Stock               --            --         --         --         9,529           --
Diluted EPS Net income available to
     common stockholders                   $2,905        14,569     $ 0.20     $1,276        12,635     $  0.10


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors That May Affect Future Results of Operations" and elsewhere in this Form 10-Q that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

OVERVIEW. American Xtal Technology, Inc. uses a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. The Company was founded in 1986 and commenced product sales in 1990. The Company currently sells gallium arsenide ("GaAs"), indium phosphide ("InP") and germanium ("Ge") substrates to manufacturers of semiconductor devices for use in application such as wireless and fiber optic telecommunications, lasers, LEDs, satellite solar cells and consumer electronics.

REVENUES. Total revenues consist of product revenues and contract revenues. Total revenues increased 74.0% from $6.2 million for the three months ended
June 30, 1997 to $10.8 million for the three months ended June 30, 1998. For the six months ended June 30, 1998, total revenues increased 81.7% from $11.3 million in the same period in 1997 to $20.5 million in 1998. Product revenues increased 92.0% from $5.4 million for the three months ended June 30, 1997 to $10.3 million for the three months ended June 30, 1998. For the six months ended June 30, 1998, product revenues increased 98.2% from $9.9 million in the same period in 1997 to $19.5 million in 1998. The increase in product revenues for the three month and six month periods ended June 30, 1998, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers and sales of Ge substrates, which were introduced in the three months ended December 31, 1997. Ge substrates totaled 19.9% of product revenues for the three months ended June 30, 1998 and 20.3% of product revenues for the six months ended June 30, 1998.

International revenues excluding Canada decreased from 32.8% of total revenues for the three months ended June 30, 1997 to 30.5% of total revenues for the three months ended June 30, 1998, and decreased from 31.9% of total revenues for the six months ended June 30, 1997 to 27.0% of total revenues for the six months ended June 30, 1998. The decrease in international revenues primarily reflects the introduction of Ge substrates late in 1997, which are currently sold only to domestic customers.

Contract revenues decreased 41.0% from $842,000 for the three months ended June 30, 1997 to $497,000 for the three months ended June 30, 1998, and decreased 31.5% from $1.4 million for the six months ended June 30, 1997 to $988,000 for the six months ended June 30, 1998. 1998 contract revenues decreased from 1997 contract revenues primarily due to the recognition of significant revenues from a $1.2 million customer-funded Ge research contract that was completed in June 1997. Contract revenues declined from 13.6% of total revenues for the three months ended June 30, 1997 to 4.8% for the three months ended June 30, 1998, and declined from 12.8% of total revenues for the six month period ended June 30, 1997 to 5.1% for the six month period ended June 30, 1998. Contract revenues as a percentage of total revenues declined primarily as a result of product revenue growth combined with a decrease in contract revenues.

GROSS MARGIN. Total gross margin increased from 38.4% of total revenues for the three months ended June 30, 1997 to 41.1% of total revenues for the three months ended June 30, 1998, and increased from 36.9% of total revenues for the six months ended June 30, 1997 to 41.1% for the six months ended June 30, 1998. Product gross margin decreased from 40.9% for the three months ended June 30, 1997 to 40.4% for the three months ended June 30, 1998, reflecting the introduction of Ge in late 1997, which has a lower gross margin than other substrates. Product gross margin increased from 39.4% for the six months ended June 30, 1997 to 40.6% for the six months ended June 30, 1998, primarily reflecting the higher yields achieved in GaAs production, which more than offset the lower Ge substrate gross margins.

Contract gross margin increased from 22.3% for the three months ended June 30, 1997 to 56.1% for the three months ended June 30, 1998, and increased from 20.1% for the six months ended June 30, 1997 to 51.1% for the six months ended June 30, 1998. These increases in gross margin were due to a shift in contract revenue mix from a lower margin customer-funded contract for Ge research completed in June 1997 to higher margin government contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 66.0% from $674,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998, and increased 58.4% from $1.3 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. These increases resulted primarily from the increased personnel and administrative expenses required to support additional sales volume. Selling, general and administrative expenses as a percentage of total revenues decreased from 10.9% for the three months ended June 30, 1997 to 10.4% for the three months ended June 30, 1998, and decreased from 11.7% for the six months ended June 30, 1997 to 10.2% for the six months ended June 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 126.0% from $296,000 for the three months ended June 30, 1997 to $669,000 for the three months ended June 30, 1998, and increased 152.7% from $518,000 for the six months ended June 30, 1997 to $1.3 million for the six months ended June 30, 1998. These increases resulted primarily from the hiring of additional engineers and the purchase of materials to develop new products and enhance existing products. As a percentage of total revenues, research and development expenses increased from 4.8% for the three months ended June 30, 1997 to 6.2% for the three months ended June 30, 1998, and increased from 4.6% for the six months ended June 30, 1997 to 6.4% for the six months ended June 30, 1998. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

INTEREST EXPENSE. Interest expense increased slightly from $151,000 for the three months ended June 30, 1997 to $157,000 for the three months ended June 30, 1998. Interest expense increased from $266,000 for the six months ended June 30, 1997 to $339,000 for the six months ended June 30, 1998. This increase resulted primarily from additional borrowings incurred to finance the expansion of the Company's production facility in 1997 and 1998 and related equipment purchases.

OTHER INCOME (EXPENSE). Other income (expense) decreased from $77,000 of income for the three months ended June 30, 1997 to $25,000 of expense for the three months ended June 30, 1998. This decrease was primarily due to an increase in foreign currency transaction losses incurred as a result of changes in the value of the U. S. dollar compared to the Japanese yen.

PROVISION FOR INCOME TAXES. Income tax expense increased slightly from 38.0% for the three months ended June 30, 1997 to 38.3% for the three months ended June 30, 1998, and increased from 38.0% for the six months ended June 30, 1997 to 38.2% for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the past five years, the Company has funded its operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for Preferred Stock completed in March 1997. The Company completed its initial public offering in May 1998, and raised approximately $26.0 million, net of offering expenses. As of June 30, 1998, the Company had working capital of $32.4 million, including cash and cash equivalents of $18.7 million, compared to working capital at December 31, 1997 of $14.2 million, including cash and cash equivalents of $3.1 million.

During the six months ended June 30, 1998, net cash provided by operations of $1.2 million was due primarily to net income of $2.9 million, depreciation of $902,000, increases in accounts payable and accrued liabilities of $376,000 and $930,000, respectively, partially offset by increases in inventory of $2.5 million, and increases in accounts receivable and other assets of $499,000 and $809,000, respectively. The increases in inventory, accounts receivable and accounts payable were primarily related to the 81.7% increase in revenues from the prior year and the increase in accrued liabilities is primarily due to the increase in income taxes and unbilled revenue for contract research projects. The increase in other assets is primarily due to increases in prepaid insurance and deposits on material. Days sales outstanding decreased from 64 days at December 31, 1997 to 57 days at June 30, 1998, reflecting improved collection efforts. The inventory turnover ratio improved from 2.2 turns per year at December 31, 1997 to 2.5 turns per year at June 30, 1998, due primarily to lower Ge substrate inventory.

Net cash used in investing activities was $12.4 million for the six months ended June 30, 1998 and was due to the purchase of property, plant and equipment.

Net cash provided by financing activities was $26.8 million for the six months ended June 30, 1998 and was due primarily from the issuance of Common Stock in the net amount of $26.0 million and long-term borrowings of $814,000 for equipment purchases and construction of the Company's additional 30,000 square feet of manufacturing space.

The Company acquired an additional 58,000 square foot facility in June 1998 for $9.0 million, which was temporarily financed from proceeds of the initial public offering in May 1998. The Company expects to permanently finance the facility by the issuance in September 1998 of taxable bonds, supported by a bank letter of credit.

The Company has a $15.0 million line of credit with a commercial bank, which expires in May 1999, at an interest rate equal to the prime rate or 2.31% plus the prevailing LIBOR rate. As of June 30, 1998, there were no amounts outstanding under this line of credit. In addition, the Company has an unused $4.0 million equipment leasing line of credit, which expires in May 1999, for the purchase of new and used equipment.

The nature of the substrate manufacturing industry, combined with the current economic environment, make it very difficult for the Company to predict future liquidity requirements with certainty. However, the Company believes that its existing cash, cash equivalents and short-term investments, cash generated from operations and other existing sources of working capital will be adequate to finance its operations through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    The Company's future results of operations are dependent upon a number of factors, including those described below. For a complete description of such factors, see the Company's Registration Statement on Form S-1 (file no. 333-48085).

    FLUCTUATIONS IN OPERATING RESULTS. The Company's quarterly and annual revenues and operating results have varied in the past, are difficult to forecast, are subject to numerous factors both within and outside the Company's control and may fluctuate significantly in the future. Although the Company has been profitable on an annualized basis since 1990, there can be no assurance that the Company will continue to be profitable in future periods. The Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indicative of future operating results.

    The financial markets in Japan, Singapore, South Korea, Taiwan and other Asian nations have recently experienced significant turmoil. Such turmoil in the financial markets may negatively impact and/or delay the decision by the Company's customers to purchase the Company's substrates. Any reduction in the value of Asian currencies, in particular the Japanese yen, would make it more difficult for the Company to sell substrates into the Asian market and would provide the Company's Asian competitors with the ability to compete more effectively in the U.S. market. As a result, the turmoil in the Asian financial markets may materially and adversely affect the Company's business, financial condition and results of operations. For the year ended December 31, 1997 and the six months ended June 30, 1998, 23.5% and 17.4%, respectively, of the Company's total revenues were from customers located in Japan and other Asian countries.

    Other factors which may affect the Company's revenues and operating results include the Company's expense levels and expected research and development and marketing requirements, the volume and timing of orders received by the Company from its customers, the availability of raw materials; fluctuations in manufacturing yields; changes in product mix; the Company's ability to develop and bring to market new products on a timely basis; introduction of products and technologies by the Company's competitors; funds received from the federal government for research and development; market acceptance of the Company's and its customers' products; timing of investments in research and development and sales and marketing; fluctuations in exchange rates; changes in the international business climate and economic conditions generally.

    The Company's operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. In such event, the price of the Company's Common Stock will likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    MARKET ACCEPTANCE OF VGF TECHNOLOGY. The traditional crystal growing processes for producing semi-insulating and semi-conducting GaAs substrates are the liquid-encapsulated Czochralski ("LEC") and horizontal Bridgman ("HB") techniques, respectively. The Company currently believes it is the only high-volume supplier of semi-insulating and semi-conducting GaAs substrates which are produced utilizing VGF technology. In order to establish the VGF technique as a preferred process for producing substrates, the Company must offer products with superior price/performance characteristics on a timely basis and in sufficient volumes to satisfy customers' requirements. A significant portion of the Company's prospective customers are manufacturers of wireless communications, fiber optic communications and other high-speed semiconductor devices that generally use GaAs substrates produced using either the LEC or HB techniques. The Company must overcome any reluctance of these customers to purchase the Company's GaAs substrates because of perceived risks relating to the newer VGF technology generally and concerns about the relative quality and cost-effectiveness of the Company's GaAs substrates as compared to substrates produced using the traditional LEC or HB techniques. In addition, potential GaAs substrate customers may be reluctant to rely on a relatively small company for critical materials used to manufacture their semiconductor devices. There can be no assurance that additional companies will purchase the Company's products using the VGF technique or that the companies that currently use AXT's VGF produced substrates will continue to do so in the future. The failure to achieve increased market acceptance of the Company's VGF technique by either current or prospective customers would have a material adverse effect on the Company's business, financial condition and results of operations.

    MANUFACTURING RISKS. The growing of crystals and the other steps required to manufacture substrates are highly complex processes. Manufacturing yields can be adversely affected by a number of factors, including chemical or physical defects in the crystals, contamination of the manufacturing environment, substrate breakage, equipment failure and the performance of manufacturing personnel. A combination of these factors has, in the past, adversely affected the Company's yields and resulted in product shipment delays. Because a significant portion of the Company's manufacturing costs are fixed, increases in the production volume of substrates and improvements of yields are critical to reducing unit costs, increasing margins and maintaining and improving the Company's results of operations. Yield decreases can result in substantially higher unit costs, which could materially and adversely affect operating results. There can be no assurance that the Company will not suffer periodic yield problems, which could materially and adversely affect the Company's business, financial condition and results of operations. From time to time the Company has manufactured substrates which, although meeting customer specifications, were not suitable in a particular manufacturing process due to the uniqueness of the customer's manufacturing process. These difficulties have been resolved in the past through minor changes to the substrates and/or the manufacturing process. The Company may continue to experience such difficulties in manufacturing substrates that satisfy its customers' requirements in the future and its failure to resolve such difficulties with its customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is in the process of significantly expanding its substrate manufacturing capacity. The Company has also recently commenced production and shipment of Ge and InP substrates. The Company also expects that it will need to successfully manufacture GaAs substrates in commercial quantities with six inch diameters in the near future. To date, the Company has only manufactured substrates with such size diameters on a test basis. There can be no assurance that the Company will successfully manufacture new or larger substrates in commercial volumes with acceptable yields. In the event the Company experiences low yields as a result of any of the foregoing, the Company's business, financial condition and results of operations would be materially adversely affected.

    The Company grows all of its crystals and manufactures all of its substrates at its facility in Fremont, California. Due to the centralization of its operations, the Company is susceptible to business interruptions resulting from fire, natural disasters, equipment failures or other localized conditions. Prolonged business interruptions could have a material adverse effect on the Company's business, financial condition and results of operations.

    LIMITED AND SOLE SUPPLIERS. The Company does not maintain any long-term supply agreements with any of its suppliers, and a number of raw materials required to grow crystals are obtained from a single or limited number of suppliers. For example, the Company purchases the majority of its gallium from Rhone-Poulenc. The Company's reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of materials and reduced control over pricing and delivery time. To date, the Company has from time to time experienced delays in obtaining certain materials and may in the future experience delays or increased costs as a result of shortages of materials, such as gallium. Although the Company attempts to maintain adequate levels of inventory of those materials which are supplied by limited sources to offset supply interruptions and attempts to obtain additional suppliers, the Company believes it will continue to be dependent upon a limited number of suppliers for its critical raw materials. There can be no assurance that delays, shortages or price increases caused by suppliers will not occur in the future. The failure to obtain adequate and timely deliveries of materials and components could prevent the Company from meeting scheduled shipment dates, which could damage relationships with current and prospective customers and could materially adversely affect the Company's business, financial condition and results of operations.

    LIMITATIONS OF EXISTING MANUFACTURING CAPACITY. The Company currently produces all of its substrates at its approximately 50,000 square foot facility located in Fremont, California. The Company is in the process of expanding the size of this manufacturing facility by approximately 30,000 square feet to meet its anticipated future production needs through 1999. The expansion is scheduled for completion and operations are expected to commence in such space by the end of 1998. The Company believes that the expansion will cost approximately $2.0 million, which the Company partially financed by a bank loan. In connection with the expansion of its current facility, the Company will be required to purchase equipment and hire, train and manage additional production personnel in order to successfully increase its production capacity in accordance with its time schedule. In the event the Company's expansion plans are not implemented on a timely basis for any reason, the Company could become subject to production capacity constraints. Such constraints could have a material adverse effect on the Company's business, financial condition and results of operations.

    In June 1998, the Company purchased an additional 58,000 square foot facility in Fremont, California to provide additional manufacturing capacity for the Company. The improvements to this new facility entail significant risks, including unavailability or late delivery of process equipment, unforeseen engineering problems, work stoppages and unanticipated cost increases, any of which could have a material adverse effect on the completion of the building improvements and production start-up of the new facility. In addition, unexpected charges or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits and building permits could involve significant additional costs and delay the scheduled opening of the new facility. In the event the Company is unable to successfully complete the building improvements and commence operations in the new facility prior to the end of 1999 for any reason, the Company's business, financial condition and results of operations could be materially adversely affected.

    The operation of the expanded facility and the new facility will also subject the Company to additional risks. For example, the Company will have additional fixed operating expenses associated with the new facility which can only be offset by sufficient increases in product revenues. There can be no assurance that market demand for the Company's products will grow as currently expected. If demand for the Company's products does not grow as the Company anticipates, the Company would not be able to offset the costs of operating the new facility and as a result, the Company's business, financial condition and results of operations may be materially adversely affected.

    DEPENDENCE ON LIMITED PRODUCT OFFERINGS. To date, substantially all of the Company's revenues have resulted from sales of its GaAs substrates and the Company anticipates that a significant majority of its revenues for the next several years will continue to be derived from sales of its GaAs substrates. GaAs substrates are primarily used in electronic applications such as wireless communications, fiber optic communications and other high-speed semiconductor devices, as well as in opto-electronic applications such as lasers and LEDs. If demand for GaAs substrates by semiconductor device manufacturers diminishes or if new substrates for these electronic and opto-electronic applications are developed and successfully introduced by competitors, the Company's business, financial condition and results of operations could be materially adversely affected. The Company is aware that other companies, including International Business Machines Corp. ("IBM"), are actively involved in developing silicon germanium ("SiGe") based devices for use in certain wireless and other applications. SiGe-based devices could potentially provide the same high-performance, power-efficient capabilities as GaAs-based devices at competitive prices. If these SiGe-based devices are successfully developed and are adopted by semiconductor device manufacturers, demand for GaAs substrates could diminish, which could materially adversely affect the Company's business, financial condition and results of operations. The Company's future success depends on its ability to develop and introduce in a timely manner new substrates and to continue to improve its current substrates to address customer requirements and to compete effectively on the basis of price and performance. Recently, the Company has begun commercial shipments of Ge and InP substrates and is currently developing other substrates, including GaP and GaN. The success of product improvements and new product introductions is dependent upon several factors, including the development of markets for such improvements and substrates, achievement of acceptable yields, and price and market acceptance. No assurance can be given that the Company's product development efforts will be successful or that its new products will achieve market acceptance. To the extent that new product introductions do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely affected.

    RAPID TECHNOLOGICAL CHANGE; RELIANCE UPON CONTINUED PRODUCT DEVELOPMENT. The markets in which the Company and its customers compete are characterized by rapid technological change and continuous improvements in substrates. Accordingly, the Company's future success will depend upon whether it can apply its proprietary VGF technique to develop new substrates for existing and new markets that adequately address customer requirements and compete effectively on the basis of quality, price and performance. There can be no assurance that the Company's research and development efforts will result in the timely development of new products or in products with sufficient performance characteristics to meet market demands. If a competing process technology emerges that permits production of substrates that are superior to those produced using the Company's VGF technology, and if the Company is unable to develop competitive or alternative products that are economically viable and that can be delivered in sufficient quantity, the Company's business, financial condition and results of operation could be materially adversely affected. Because it is generally not possible to predict with accuracy the time required and costs involved in reaching certain research, development and engineering objectives, actual development costs could exceed budgeted amounts and estimated product development schedules could require extension. The Company has experienced product development delays in the past and may experience similar delays in the future which could materially adversely affect the Company's business, financial condition and results of operations. For example, the Company's introduction of InP substrates was delayed approximately six months as a result of delays in the finalization of the manufacturing process for such substrates. In addition, if new products experience reliability or quality problems, the Company could encounter a number of difficulties, including reduced orders, higher manufacturing costs, product returns and additional service expense, all of which could materially adversely affect the Company's business, financial condition and results of operations.

    LENGTHY SALES CYCLES. Sales of the Company's GaAs substrates depend, in significant part, upon the decision of a prospective customer to choose products developed using the Company's proprietary VGF technique instead of substrates developed using the more traditional LEC and HB techniques. As a result, the amount of time from the initial contact with the customer to the customer's placement of an order, which typically ranges from three months to a year or more, depends on such factors as the amount of time required to test and qualify substrates from new vendors. Because the Company's substrates are generally incorporated into a customer's products at the design stage, the customer's decision to use the Company's substrates often precedes volume sales, if any, by a significant period. If a customer decides at the design stage not to incorporate the Company's substrates into its products, the Company may not have another opportunity to sell its substrates for those products for many months or years. The Company has experienced delays in obtaining orders while customers evaluate the Company's GaAs substrates. For these and other reasons, the Company's GaAs substrates typically have a lengthy sales cycle during which the Company may expend substantial funds and sales, marketing and management effort. The Company anticipates that sales of any future products currently under development will have similarly lengthy sales cycles and will therefore be subject to risks substantially similar to those inherent in the lengthy sales cycle for its GaAs substrates. There can be no assurance that the Company's expenditures or efforts during the lengthy sales process with any potential customer will result in sales.

    CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's revenues, and the Company expects a significant portion of its future sales will remain concentrated within a limited number of customers. The Company's top five customers accounted for approximately 35.5%, 34.9% and 42.3% of the Company's revenues in 1996, 1997 and in the six months ended June 30, 1998, respectively. The Company's customers are not presently obligated to purchase any specified quantity of products or to provide the Company with binding forecasts of product purchases for any period and may reduce, delay or cancel orders at any time without significant penalty to the customer. The Company's substrates are typically one of many components used in semiconductor devices produced by the Company's customers. Demand for the Company's products is therefore subject to many risks beyond the Company's control, including, among others, demand for the Company's customers' products, competition faced by the Company's customers in their particular industries, the technical, sales and marketing and management capabilities of the Company's customers, and the financial and other resources of the Company's customers. The Company has experienced reductions, cancellations and delays in customer orders in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future. The reduction, delay or cancellation of significant orders from one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

    COMPETITION. The markets for GaAs substrates are intensely competitive. The Company's principal competitors in the market for semi-insulating GaAs substrates currently include Freiberger Compound Materials GmbH ("Freiberger"), Hitachi Cable, Ltd. ("Hitachi Cable"), Litton Airtron ("Litton") and Sumitomo Electric Industries Ltd. ("Sumitomo Electric"). In the semi-conducting GaAs substrate market, the Company's principal competitors currently are Sumitomo Electric and Hitachi Cable. The Company also faces competition from manufacturers that produce GaAs substrates for their own use. In addition, the Company faces competition from companies such as IBM that are actively developing alternative materials to GaAs. As the Company enters new markets, such as the Ge and InP substrate markets, the Company expects to face competitive risks similar to those for its GaAs substrates.

Many of the Company's competitors and potential competitors have been in the business longer than the Company and have greater manufacturing experience, more established technologies than the Company's VGF technique, broader name recognition and significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company will compete successfully against these competitors in the future or that the Company's competitors or potential competitors will not develop enhancements to the LEC, HB or VGF techniques that will offer price and performance features that are superior to those of the Company. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect the Company's business, financial condition and results of operations.

    The Company's ability to compete in its target markets also depends on such factors as the timing and success of the development and introduction of new products by the Company and its competitors, the availability of adequate sources of raw materials, protection of Company products by effective utilization of intellectual property laws and general economic conditions. In order to remain competitive, the Company believes it must invest significant resources in developing new substrates and in maintaining customer satisfaction worldwide. There can be no assurance that the Company's products will continue to compete favorably or that the Company will be successful in the face of competition from existing competitors or new companies entering the Company's target markets. Failure of the Company to compete successfully would materially adversely affect the Company's business, financial condition and results of operations.

    DEPENDENCE ON SALES OUTSIDE THE UNITED STATES. International sales excluding Canada represented 34.1% and 27.0% of the Company's total revenues in 1997 and in the six months ended June 30, 1998, respectively. Sales to customers located in Japan and other Asian countries represented 23.5% and 17.4% of the Company's total revenues in 1997 and in the six months ended June 30, 1998, respectively. The Company expects that a significant portion of its revenues will continue to be from sales to customers outside of the United States, including device manufacturers located in Japan and other Asian countries who sell their products worldwide. These sales are subject to a variety of risks including tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of Japan and certain other Asian countries are currently experiencing considerable economic instability and downturns. Because the Company's sales to date, except for sales by the Company's Japanese subsidiary, have been denominated in U.S. dollars, increases in the value of the dollar could increase the price in local currencies of the Company's products in non-U.S. markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. Furthermore, for the years ended December 31, 1995, 1996 and 1997 and the six months ended June 30, 1998, 14.0%, 16.3%, 17.1% and 11.5%, respectively, of the Company's total revenues were derived from sales to customers in Japan. Doing business in Japan subjects the Company to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. For example, for the years ended December 31, 1996 and 1997, and for the six months ended June 30, 1998, the Company incurred foreign exchange losses of $114,000, $186,000 and $152,000, respectively. In the year ended December 31, 1995, the Company did not incur any foreign exchange gains or losses. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY EMPLOYEES. The Company's success depends to a significant extent upon the continued service of Morris S. Young, Ph.D., its President and Chief Executive Officer, as well as its other key management and technical personnel, and on its ability to continue to attract, retain and motivate qualified personnel, such as experienced engineers. The competition for such employees is intense. The loss of the services of Dr. Young or other key management or technical personnel or the Company's inability to recruit replacements for such personnel or to otherwise attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have long-term employment contracts and does not maintain life insurance policies on any of its key employees.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company relies on a combination of patents, trade secret, copyright and trademark laws, nondisclosure agreements, and other contractual provisions and technical measures to protect its proprietary rights. There can be no assurance that such measures will be adequate to safeguard the proprietary technology underlying the Company's VGF technique and the Company's products, or that its agreements with employees, consultants and others who participate in the development of its products will not be breached, that the Company will have adequate remedies for any breach or that the Company's proprietary information or trade secrets will not otherwise become known. Moreover, notwithstanding the Company's efforts to protect its intellectual property, there is no assurance that competitors will not be able to develop substrates which are equal or superior to the Company's products without infringing any of the Company's intellectual property rights. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that the Company's means of protecting its intellectual property will be adequate or that the Company's competitors will not independently develop similar technologies or products.

    The Company relies primarily on the technical and creative ability of its personnel, rather than on patents, to maintain its competitive position. To date, the Company has been issued one U.S. patent, which relates to its VGF technique, and has two patent applications, one of which relates to its VGF technique, pending. The Company has one pending application for a Japanese patent but no issued foreign patents. There can be no assurance that the Company's pending U.S. applications or any future U.S. or foreign patent applications will be approved, that any issued patents will protect the Company's intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Moreover, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company believes that, due to the rapid pace of technological innovation in the GaAs and other substrate markets, the Company's ability to establish and maintain a position of technology leadership in the industry depends more on the skills of its development personnel than upon the legal protections afforded its existing technologies.

    Although there are currently no pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, the Company may be notified in the future that it is infringing certain patent and/or other intellectual property rights of others. Litigation may be necessary in the future to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity, and there can be no assurance that the Company would prevail in any future litigation. Any such litigation, whether or not determined in the Company's favor or settled by the Company, would be costly and would divert the efforts and attention of the Company's management and technical personnel from normal business operations, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from licensing its technology, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS RELATED TO ENVIRONMENTAL REGULATIONS. The Company is subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in its research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The growing of crystals and the production of substrates involve the use of certain hazardous raw materials, including, but not limited to, arsenic. There can be no assurance that the Company's control systems will be successful in preventing a release of these materials or other adverse environmental conditions. Any such release or other failure to comply with present or future environmental laws and regulations could result in the imposition of significant fines on the Company, the suspension of production or a cessation of operations. In addition, there can be no assurance that existing or future changes in laws or regulations will not require expenditures or liabilities to be incurred by the Company, or in restrictions on the Company's operations.

    MANAGEMENT OF GROWTH. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. To support any future growth, the Company will need to hire more engineering, manufacturing, sales, marketing, support and administrative personnel and expand customer service capabilities. Competition worldwide for the necessary personnel in the Company's industry is intense. There can be no assurance that the Company will be able to attract and retain the necessary personnel in response to any future growth. Although the Company believes its current management information systems are adequate to address its current needs, the Company is in the process of implementing a new system to accommodate any future growth in operations. The difficulties associated with implementing new management information systems may place a burden on the Company's management and internal resources. In addition, international growth may require the Company to expand its worldwide operations and enhance its communications infrastructure. The inability of the Company's management to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

    YEAR 2000 COMPLIANCE. The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even possibly replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. The new management information system the Company is currently implementing will be "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

    POTENTIAL FUTURE ACQUISITIONS. As part of its business strategy, the Company may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no such acquisitions or investments are currently pending. Any such future acquisitions would be accompanied by the risks commonly encountered in acquisitions of companies. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of the acquired technology into the Company's products and services, additional expense associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of any integration of new management personnel. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered with such acquisitions.

    FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated cash requirements through the next twelve months. Thereafter, if available cash resources are insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company will be required to raise additional funds. No assurance can be given that additional financing will be available on terms favorable to the Company or its stockholders. If additional funds are raised through the issuance of equity securities, the percentage ownership of then current stockholders of the Company will be reduced and such equity securities may have rights, preferences or privileges senior to those of holders of the Company's Common Stock. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to limit its operations significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    CONCENTRATION OF SHARE OWNERSHIP AND VOTING POWER; ANTI-TAKEOVER PROVISIONS. Officers, directors and affiliates of the Company currently beneficially own approximately 28.0% of the Company's outstanding Common Stock. As a result, these stockholders as a group are able to substantially influence the management and affairs of the Company and, if acting together, would be able to influence most matters requiring the approval by the stockholders of the Company, including election of directors, any merger, consolidation or sale of all or substantially all of the Company's assets and any other significant corporate transactions. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company and reducing the likelihood of any acquisition of the Company at a premium price.

    The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Also, certain provisions of the Company's Certificate of Incorporation may have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of the Company's Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of the Company.

    VOLATILITY OF STOCK PRICE. The Company believes that various factors unrelated to the Company's performance, such as general economic conditions, changes or volatility in the financial markets and changing market conditions, as well as various factors related to the Company's performance, such as quarterly or annual variations in the Company's financial results, announcements of technological innovations, large customer orders, order cancellations or new product introductions by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, in recent years the stock market in general and the market for shares of small capitalization companies, particularly semiconductor related companies, have experienced extreme price fluctuations which have been unrelated to the operating performance of the affected companies.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits.

                           27.1     Financial Data Schedule.

                  b.       Reports on Form 8-K.

                           None.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                  AMERICAN XTAL TECHNOLOGY, INC.



Dated:   August 13, 1998          By: /s/ Guy D. Atwood
                                      -------------------------------
                                      Guy D. Atwood
                                      Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                   Description
------                   -----------

 27.1           Financial Data Schedule