Form 10-Q
period 1998-09-30
AMERICAN XTAL TECHNOLOGY
filed 1998-11-12
CIK 1051627

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                          ----------------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

or

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

                          -----------------------------




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at September 30, 1998
           -----                               ---------------------------------
Common Stock, $.001 par value                              16,068,768



================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements.

                         Condensed Consolidated Balance Sheets at September 30,
                         1998 and December 31, 1997

                         Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997

                         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997

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

              Item 3.    Defaults upon Senior Securities

              Item 4.    Submission of Matters to a Vote of Security Holders

              Item 5.    Other Information

              Item 6.    Exhibits and Reports on Form 8-K

                         Signatures

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         AMERICAN XTAL TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                    September 30,       December 31,
                                                                        1998               1997
                                                                      --------           --------
                                                                    (Unaudited)
Assets:
     Current assets
          Cash and cash equivalents                                   $ 15,368           $  3,054
          Accounts receivable, net of allowance for doubtful
              accounts of $245 and $100                                  6,865              6,005
          Inventories (Note 3)                                          15,381              8,361
          Prepaid expenses and other current assets                      2,432                858
          Deferred income taxes                                            338                226
                                                                      --------           --------
              Total current assets                                      40,384             18,504
     Property, plant and equipment, net of accumulated
           depreciation of $5,344 and $3,885                            24,957             12,109
                                                                      --------           --------

              Total assets                                            $ 65,341           $ 30,613
                                                                      ========           ========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                                   $    796           $     --
          Accounts payable                                               4,319              1,722
          Income taxes payable                                             366                282
          Accrued liabilities                                            1,717              1,545
          Current portion of long-term debt                                895                745
                                                                      --------           --------
              Total current liabilities                                  8,093              4,294
     Long-term debt, net of current portion                              8,179              7,728
                                                                      --------           --------
              Total liabilities                                         16,272             12,022
                                                                      --------           --------
     Stockholders' equity:
           Convertible preferred stock                                      --              8,553
           Common stock                                                     16                867
           Additional paid in capital                                   35,428                 --
           Deferred compensation                                          (354)              (220)
           Retained earnings                                            14,197              9,584
           Cumulative translation adjustments                             (218)              (193)
                                                                      --------           --------
              Total stockholders' equity                                49,069             18,591
                                                                      --------           --------

          Total liabilities and stockholders' equity                  $ 65,341           $ 30,613
                                                                      ========           ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)




                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30,                          September 30,
                                                             1998               1997               1998               1997
                                                           --------           --------           --------           --------
Revenues:
  Product revenues                                         $ 10,887           $  6,060           $ 30,419           $ 15,914
  Contract revenues                                             508                447              1,496              1,889
                                                           --------           --------           --------           --------
              Total revenues                                 11,395              6,507             31,915             17,803
Cost of revenues:
   Cost of product revenues                                   6,684              3,604             18,283              9,576
   Cost of contract revenues                                    157                210                640              1,362
                                                           --------           --------           --------           --------
              Total cost of revenues                          6,841              3,814             18,923             10,938
Gross profit                                                  4,554              2,693             12,992              6,865
Operating expenses:
   Selling, general and administrative                        1,110                703              3,195              2,019
   Research and development                                     736                306              2,045                824
                                                           --------           --------           --------           --------
              Total operating expenses                        1,846              1,009              5,240              2,843
                                                           --------           --------           --------           --------
Income from operations                                        2,708              1,684              7,752              4,022
Other income ( expense )                                        206                 (9)               203                (23)
Interest expense                                               (169)              (157)              (508)              (423)
                                                           --------           --------           --------           --------
Income before provision for income taxes                      2,745              1,518              7,447              3,576
Provision for income taxes                                    1,037                577              2,834              1,359
                                                           --------           --------           --------           --------
Net Income                                                 $  1,708           $    941           $  4,613           $  2,217
                                                           ========           ========           ========           ========

Net income per share:

Basic                                                      $   0.11           $   0.32           $   0.32           $   0.76
                                                           ========           ========           ========           ========

Diluted                                                    $   0.10           $   0.07           $   0.30           $   0.17
                                                           ========           ========           ========           ========

Shares used in net income per share calculations:

Basic                                                        16,069              2,939             14,542              2,917

Diluted                                                      16,859             13,158             15,333             12,779



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  1998               1997
                                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                                                $  4,613           $  2,217
        Adjustments to reconcile net income to cash used in
           operations:
              Depreciation and amortization                                        1,460                863
              Deferred income taxes                                                 (112)              (106)
              Stock compensation                                                      68               (230)
              Changes in assets and liabilities:
                  Accounts receivable                                               (860)            (1,178)
                  Inventories                                                     (7,020)            (3,679)
                  Prepaid expenses and other current assets                       (1,566)               284
                  Accounts payable                                                 2,597              1,623
                  Accrued liabilities                                                256                174
                                                                                --------           --------
                     Net cash used in operating activities                          (564)               (32)
                                                                                --------           --------
CASH FLOWS FROM PURCHASE OF PROPERTY, PLANT AND EQUIPMENT:
     Purchase of property, plant  and equipment                                  (14,315)            (4,388)
                                                                                --------           --------
                     Net cash used in investing activities                       (14,315)            (4,388)
                                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
        Issuance of common stock upon exercise of common stock options                30                401
        Issuance of convertible preferred stock                                       --              5,935
        Issuance of common stock (net) from IPO                                   25,792                 --
        Short-term bank borrowings                                                   796               (122)
        Related parties loan                                                          --               (276)
        Long-term debt borrowings                                                    601              1,114
                                                                                --------           --------
                     Net cash provided by financing activities                    27,219              7,052
                                                                                --------           --------
Effect of exchange rate changes                                                      (26)                 7
                                                                                --------           --------
Net increase in cash and cash equivalents                                         12,314              2,639
Cash and cash equivalents at the beginning of the period                           3,054                756
                                                                                --------           --------
Cash and cash equivalents at the end of the period                              $ 15,368           $  3,395
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                              $    508           $    423
                                                                                ========           ========

     Income taxes paid                                                          $  2,750           $  1,814
                                                                                ========           ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                          AMERICAN XTAL TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the result that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 (file no. 333-48085).

Note 2.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The functional currencies of the Company's subsidiaries are their respective local currencies. The assets and liabilities of the Company's subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expenses items are translated at an average rate of exchange. The cumulative translation adjustments in the year ended December 1997 and the nine months ended September 30, 1998 resulted from fluctuations in foreign currency exchange rates and its effects on the translation of balance sheet accounts. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

Note 3.  INVENTORIES

         Components of inventory are as follows:

                             September 30,    December 31,
                                1998             1997
                               -------          -------
                                    (in thousands)
Inventories:
      Raw materials            $ 5,982          $ 2,224
      Work in process            8,923            5,623
      Finished goods               476              514
                               -------          -------
                               $15,381          $ 8,361
                               =======          =======

Note 4.  INITIAL PUBLIC OFFERING

         During 1998, the Company completed its initial public offering ("IPO") and issued 2,875,000 shares of its Common Stock at $10.00 per share. The Company received cash of approximately $25,792,000 net of underwriting discounts, commissions and IPO expenses. Upon the closing of the IPO, all outstanding shares of the Company's then outstanding convertible Preferred Stock were automatically converted into shares of Common Stock.

Note 5.  COMPREHENSIVE INCOME

         In January 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners.

         The primary difference between net income and comprehensive income for the Company relates to foreign currency items. Comprehensive income for the three months ended September 30, 1998 and 1997 was $1,645,000 and $925,000, respectively, and for the nine months ended September 30, 1998, and 1997, $4,587,000 and $2,224,000, respectively. The difference between net income in the condensed consolidated statements of operations and comprehensive income for the three months ended September 30, 1998 and 1997 represented cumulative transaction adjustment losses of $63,000 and $16,000, respectively, and for the nine months ended September 30, 1998 and 1997 represented cumulative translation adjustment losses of $26,000 and cumulative translation adjustment gains of $7,000, respectively.

Note 6.  NET INCOME PER SHARE

         The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive common shares during the period, except those that are antidilutive.

         SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations as follows, (in thousands except per share data):

                                                                    Three months ended September 30,
                                          --------------------------------------------------------------------------------------
                                                             1998                                           1997
                                          ----------------------------------------       ---------------------------------------
                                                                                (unaudited)
                                                                            Per                                            Per
                                                                           Share                                          Share
                                          Income          Shares           Amount       Income          Shares            Amount
                                          ------          ------          --------      -------         -------          -------
Basic EPS calculation                     $1,708          16,069          $   0.11       $  941           2,939          $   0.32
Effect of dilutive securities
     Common stock options                     --             790             --              --              90             --
     Convertible preferred stock              --              --             --              --          10,129             --
                                          ------          ------                         ------          ------
Diluted EPS calculation                   $1,708          16,859          $   0.10       $  941          13,158          $   0.07
                                          ======          ======                         ======          ======


                                                                      Nine months ended September 30,
                                          --------------------------------------------------------------------------------------
                                                             1998                                           1997
                                          ----------------------------------------       ---------------------------------------
                                                                                (unaudited)
                                                                            Per                                           Per
                                                                           Share                                         Share
                                          Income          Shares           Amount       Income          Shares           Amount
                                          ------          ------          --------      -------         -------          -------
Basic EPS calculation                     $4,613          14,542          $   0.32       $2,217           2,917          $   0.76
Effect of dilutive securities
     Common stock options                     --             791             --              --             200             --
     Convertible preferred stock              --              --             --              --           9,662             --
                                          ------          ------                         ------          ------
Diluted EPS calculation                   $4,613          15,333          $   0.30       $2,217          12,779          $   0.17
                                          ======          ======                         ======          ======

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

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with management's discussion and analysis of financial condition and results of operations included in the Company's Registration Statement on Form S-1 (file no. 333-48085).


RESULTS OF OPERATIONS

         OVERVIEW. American Xtal Technology, Inc. uses a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. The Company was founded in 1986 and commenced product sales in 1990. The Company currently sells gallium arsenide ("GaAs"), indium phosphide ("InP") and germanium ("Ge") substrates to manufacturers of semiconductor devices for use in applications such as wireless and fiber optic telecommunications, lasers, LEDs, satellite solar cells and consumer electronics.

         RESULTS OF OPERATIONS. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                    September 30,
                                                   1998             1997             1998            1997
\                                                 -----            -----            -----           -----
Revenues:
  Product revenues                                 95.5%            93.1%            95.3%           89.4%
  Contract revenues                                 4.5              6.9              4.7            10.6
                                                  -----            -----            -----           -----
              Total revenues                      100.0            100.0            100.0           100.0
Cost of revenues:
   Cost of product revenues                        58.6             55.4             57.3            53.8
   Cost of contract revenues                        1.4              3.2              2.0             7.6
                                                  -----            -----            -----           -----
              Total cost of revenues               60.0             58.6             59.3            61.4
Gross profit                                       40.0             41.4             40.7            38.6
Operating expenses:
   Selling, general and administrative              9.7             10.8             10.0            11.4
   Research and development                         6.5              4.7              6.4             4.6
                                                  -----            -----            -----           -----
              Total operating expenses             16.2             15.5             16.4            16.0
                                                  -----            -----            -----           -----
Income from operations                             23.8             25.9             24.3            22.6
Other income (expense)                              1.8             (0.1)             0.6            (0.1)
Interest expense                                   (1.5)            (2.4)            (1.6)           (2.4)
                                                  -----            -----            -----           -----
Income before provision for income taxes           24.1             23.4             23.3            20.1
Provision for income taxes                          9.1              8.9              8.9             7.6
                                                  -----            -----            -----           -----
Net Income                                         15.0%            14.5%            14.4%           12.5%
                                                  =====            =====            =====           =====

         REVENUES. Total revenues consist of product revenues and contract revenues. Total revenues increased 75.1% from $6.5 million for the three months ended September 30, 1997 to $11.4 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998, total revenues increased 79.3% from $17.8 million in the same period in 1997 to $31.9 million in 1998. Product revenues increased 79.7% from $6.1 million for the three months ended September 30, 1997 to $10.9 million for the three months ended September 30, 1998. For the nine months ended September 30, 1998, product revenues increased 91.1% from $15.9 million in the same period in 1997 to $30.4 million in 1998. The increase in product revenues for the three month and nine month periods ended September 30, 1998, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers and sales of Ge substrates, which were introduced in the three months ended December 31, 1997. Sales of Ge substrates represented 15.6% and 17.8% of product revenues for the three and nine months ended September 30, 1998, respectively. However, a major customer of the Company's Ge substrates has recently delayed its order, which delay is likely to adversely affect the Company's financial condition and results of operations in the fourth quarter of 1998. In addition, if this customer elects not to order Ge substrates from the Company in the future, the Company's business, financial condition and results of operations could be materially adversely affected.

         International revenues, excluding Canada, decreased from 35.8% of total revenues for the three months ended September 30, 1997 to 24.8% of total revenues for the three months ended September 30, 1998, and decreased from 33.3% of total revenues for the nine months ended September 30, 1997 to 26.2% of total revenues for the nine months ended September 30, 1998. The decrease in percentage of international revenues primarily reflects the introduction of Ge substrates late in 1997, which are currently sold only to domestic customers.

         Contract revenues increased 13.6% from $447,000 for the three months ended September 30, 1997 to $508,000 for the three months ended September 30, 1998, and decreased 20.8% from $1.9 million for the nine months ended September 30, 1997 to $1.5 million for the nine months ended September 30, 1998. Contract revenues increased in the three month period ended September 30, 1998 due to the recognition of the final portion of the Company's U.S. Department of Defense Title III Program for development of GaAs substrates which was awarded to the Company in March 1994. Contract revenues for the nine months ended September 30, 1998 decreased primarily due to the recognition of significant revenues from a $1.2 million customer-funded Ge research contract that was completed in June 1997. Contract revenues declined from 6.9% of total revenues for the three months ended September 30, 1997 to 4.5% for the three months ended September 30, 1998, and declined from 10.6% of total revenues for the nine month period ended September 30, 1997 to 4.7% for the nine month period ended September 30, 1998. Contract revenues as a percentage of total revenues declined primarily as a result of product revenue growth combined with a decrease in contract revenues. The Company anticipates contract revenues will be about 5% or less of total revenues in the future.

         GROSS MARGIN. Gross margin decreased from 41.4% of total revenues for the three months ended September 30, 1997 to 40.0% of total revenues for the three months ended September 30, 1998, and increased from 38.6% of total revenues for the nine months ended September 30, 1997 to 40.7% for the nine months ended September 30, 1998. Product gross margin decreased from 40.5% for the three months ended September 30, 1997 to 38.6% for the three months ended September 30, 1998, reflecting the introduction of Ge substrates in late 1997, which have a lower gross margin than other substrates. Product gross margin increased slightly from 39.8% for the nine months ended September 30, 1997 to 39.9% for the nine months ended September 30, 1998, primarily reflecting the higher yields achieved in GaAs substrate production, which more than offset the lower Ge substrate gross margins.

         Contract gross margin increased from 53.0% for the three months ended September 30, 1997 to 69.1% for the three months ended September 30, 1998, and increased from 27.9% for the nine months ended September 30, 1997 to 57.2% for the nine months ended September 30, 1998. These increases in gross margin were due to a shift in contract revenue mix from a lower margin customer-funded contract for Ge research completed in June 1997 to higher margin government contracts and the recognition of the final portion of the Company's GaAs Title III contract in the three months ended September 30, 1998.

         SELLING, GENERAL and ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 57.9% from $703,000 for the three months ended September 30, 1997 to $1.1 million for the three months ended September 30, 1998, and increased 58.2% from $2.0 million for the nine months ended September 30, 1997 to $3.2 million for the nine months ended September 30, 1998. These increases resulted primarily from the increased personnel and administrative expenses required to support additional sales volume. Selling, general and administrative expenses as a percentage of total revenues decreased from 10.8% for the three months ended September 30, 1997 to 9.7% for the three months ended September 30, 1998, and decreased from 11.3% for the nine months ended September 30, 1997 to 10.0% for the nine months ended September 30, 1998. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars but will fluctuate as a percentage of total revenues.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 140.5% from $306,000 for the three months ended September 30, 1997 to $736,000 for the three months ended September 30, 1998, and increased 148.2% from $824,000 for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. These increases resulted primarily from the hiring of additional engineers and the purchase of materials to develop new products and enhance existing products. As a percentage of total revenues, research and development expenses increased from 4.7% for the three months ended September 30, 1997 to 6.5% for the three months ended September 30, 1998, and increased from 4.6% for the nine months ended September 30, 1997 to 6.4% for the nine months ended September 30, 1998. The Company plans to continue to make substantial investments in research and development and expects that such expenses will continue to increase in absolute dollar amounts in future periods.

         OTHER INCOME (EXPENSE). Other income (expense) increased from $9,000 of expense for the three months ended September 30, 1997 to $206,000 of income for the three months ended September 30, 1998. Other income (expense) increased from $23,000 of expense for the nine months ended September 30, 1997 to $203,000 of income for the nine months ended September 30, 1998. These increases primarily reflected the additional earnings from investments on cash generated from the Company's initial public offering in May 1998, which more than offset the increase in foreign currency transaction losses that the Company incurred as a result of changes in the value of the U. S. dollar compared to the Japanese yen.

         INTEREST EXPENSE. Interest expense increased slightly from $157,000 for the three months ended September 30, 1997 to $169,000 for the three months ended September 30, 1998. Interest expense increased from $423,000 for the nine months ended September 30, 1997 to $508,000 for the nine months ended September 30, 1998. These increases resulted primarily from additional borrowings incurred to finance the expansion of the Company's production facilities and related equipment purchases in 1998.


         PROVISION FOR INCOME TAXES. The effective tax rate decreased slightly from 38.0% for the three months ended September 30, 1997 to 37.8% for the three months ended September 30, 1998, and increased slightly from 38.0% for the nine months ended September 30, 1997 to 38.1% for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         During the past five years, the Company has funded its operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing in the net amount of $5.9 million for Preferred Stock completed in March 1997. The Company completed its initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. As of September 30, 1998, the Company had working capital of $32.3 million, including cash and cash equivalents of $15.4 million, compared to working capital at December 31, 1997 of $14.2 million, including cash and cash equivalents of $3.1 million.

         During the nine months ended September 30, 1998, net cash used in operations of $766,000 was due primarily to net income of $4.6 million, depreciation and amortization of $1.5 million, and an increase in accounts payable of $2.6 million, partially offset by increases in inventories of $7.0 million, and increases in accounts receivable and prepaid expenses and other assets of $860,000 and $1.6 million, respectively. The increases in inventories, accounts receivable and accounts payable were primarily related to the 79.3% increase in total revenues from the prior year. The increase in prepaid expenses and other assets is primarily due to increases in prepaid insurance and deposits on material and equipment.

         Net cash used in investing activities was $14.3 million for the nine months ended September 30, 1998 and was due to the purchase of property, plant and equipment, including $9.0 million for a new building.

         Net cash provided by financing activities was $27.2 million for the nine months ended September 30, 1998 and was generated primarily from the Company's issuance of Common Stock in the net amount of approximately $25.8 million, long-term borrowings of $601,000 for equipment purchases and construction of the Company's additional 30,000 square feet of manufacturing space and short-term bank borrowings of $796,000.

         The Company acquired an additional 58,000 square foot facility in June 1998 for $9.0 million, which was temporarily financed from proceeds of the Company's initial public offering in May 1998. The Company expects to permanently finance this new facility and potentially other capital expenditures by the issuance of taxable bonds, supported by a bank letter of credit, in November 1998.

         The Company has a $15.0 million line of credit with a commercial bank, which expires in May 1999, at an interest rate equal to the prime rate or 2.31% plus the prevailing LIBOR rate. As of September 30, 1998, $796,000 was outstanding under this line of credit. In addition, the Company has an unused $4.0 million equipment leasing line of credit, which expires in May 1999, for the purchase of new and used equipment.

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

         The financial markets in Japan, Singapore, South Korea, Taiwan and other Asian nations have recently experienced significant turmoil. Such turmoil in the financial markets may negatively impact and/or delay the decision by the Company's customers to purchase the Company's substrates. Any reduction in the value of Asian currencies, in particular the Japanese yen, would make it more difficult for the Company to sell substrates into the Asian market and would provide the Company's Asian competitors with the ability to compete more effectively in the U.S. market. As a result, the turmoil in the Asian financial markets may materially and adversely affect the Company's business, financial condition and results of operations. For the year ended December 31, 1997 and the nine months ended September 30, 1998, 23.5% and 16.2%, respectively, of the Company's total revenues were from customers located in Japan and other Asian countries.

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

         MANUFACTURING RISKS. The growing of crystals and the other steps required to manufacture substrates are highly complex processes. Manufacturing yields can be adversely affected by a number of factors, including chemical or physical defects in the crystals, contamination of the manufacturing environment, substrate breakage, equipment failure and the performance of manufacturing personnel. A combination of these factors has, in the past, adversely affected the Company's yields and resulted in product shipment delays. Because a significant portion of the Company's manufacturing costs are fixed, increases in the production volume of substrates and improvements of yields are critical to reducing unit costs, increasing margins and maintaining and improving the Company's results of operations. Yield decreases can result in substantially higher unit costs, which could materially adversely affect operating results. There can be no assurance that the Company will not suffer periodic yield problems, which could materially adversely affect the Company's business, financial condition and results of operations. From time to time the Company has manufactured substrates which, although meeting customer specifications, were not suitable in a particular manufacturing process due to the uniqueness of the customer's manufacturing process. These difficulties have been resolved in the past through minor changes to the substrates and/or the manufacturing process. The Company may continue to experience such difficulties in manufacturing substrates that satisfy its customers' requirements in the future and its failure to resolve such difficulties with its customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         LIMITED AND SOLE SUPPLIERS. The Company does not maintain any long-term supply agreements with any of its suppliers, and a number of raw materials required to grow crystals are obtained from a single or limited number of suppliers. For example, the Company purchases majority of its gallium from Rhone-Poulenc. The Company's reliance on a limited group of suppliers involves several risks, including the potential inability to obtain an adequate supply of materials and reduced control over pricing and delivery time. To date, the Company has from time to time experienced delays in obtaining certain materials and may in the future experience delays or increased costs as a result of shortages of materials, such as gallium. Although the Company attempts to maintain adequate levels of inventory of those materials which are supplied by limited sources to offset supply interruptions and attempts to obtain additional suppliers, the Company believes it will continue to be dependent upon a limited number of suppliers for its critical raw materials. There can be no assurance that delays, shortages or price increases caused by suppliers will not occur in the future. The failure to obtain adequate and timely deliveries of materials and components could prevent the Company from meeting scheduled shipment dates, which could damage relationships with current and prospective customers and could materially adversely affect the Company's business, financial condition and results of operations.

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

         CUSTOMER CONCENTRATION. A small number of customers have historically accounted for a substantial portion of the Company's revenues, and the Company expects a significant portion of its future sales will remain concentrated within a limited number of customers. The Company's top five customers accounted for approximately 35.5%, 34.9% and 42.6% of the Company's revenues in 1996, 1997 and in the nine months ended September 30, 1998, respectively. The Company's customers are not presently obligated to purchase any specified quantity of products or to provide the Company with binding forecasts of product purchases for any period and may reduce, delay or cancel orders at any time without significant penalty to the customer. The Company's substrates are typically one of many components used in semiconductor devices produced by the Company's customers. Demand for the Company's products is therefore subject to many risks beyond the Company's control, including, among others, demand for the Company's customers' products, competition faced by the Company's customers in their particular industries, the technical, sales and marketing and management capabilities of the Company's customers, and the financial and other resources of the Company's customers. The Company has experienced reductions, cancellations and delays in customer orders in the past and there can be no assurance that any of the Company's customers will not reduce, cancel or delay orders in the future. The reduction, delay or cancellation of significant orders from one or more of the Company's major customers could materially adversely affect the Company's business, financial condition and results of operations.

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

         DEPENDENCE ON SALES OUTSIDE THE UNITED STATES. International sales, excluding Canada, represented 34.1% and 26.2% of the Company's total revenues in 1997 and in the nine months ended September 30, 1998, respectively. Sales to customers located in Japan and other Asian countries represented 23.5% and 16.2% of the Company's total revenues in 1997 and in the nine months ended September 30, 1998, respectively. The Company expects that a significant portion of its revenues will continue to be from sales to customers outside of the United States, including device manufacturers located in Japan and other Asian countries who sell their products worldwide. These sales are subject to a variety of risks including tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In particular, the economies of Japan and certain other Asian countries are currently experiencing considerable economic instability and downturns. Because the Company's sales to date, except for sales by the Company's Japanese subsidiary, have been denominated in U.S. dollars, increases in the value of the dollar could increase the price in local currencies of the Company's products in non-U.S. markets and make the Company's products more expensive than competitors' products that are denominated in local currencies. Furthermore, for the years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1998, 14.0%, 16.3%, 17.1% and 11.1%, respectively, of the Company's total revenues were derived from sales to customers in Japan. Doing business in Japan subjects the Company to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. For example, for the years ended December 31, 1996 and 1997, and for the nine months ended September 30, 1998, the Company incurred foreign exchange losses of $114,000, $186,000 and $192,000, respectively. In the year ended December 31, 1995, the Company did not incur any foreign exchange gains or losses. There can be no assurance that one or more of the factors described above will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that were not Year 2000 compliant.

         Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of compound semiconductor substrates. Such changes in customers' spending pattern as could have a material adverse impact on the Company's sales, operating results or financial condition.

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

         CONCENTRATION OF SHARE OWNERSHIP AND VOTING POWER; ANTI-TAKEOVER PROVISIONS. Officers, directors and affiliates of the Company currently beneficially own approximately 22.0% of the Company's outstanding Common Stock. As a result, these stockholders as a group are able to substantially influence the management and affairs of the Company and, if acting together, would be able to influence most matters requiring the approval by the stockholders of the Company, including election of directors, any merger, consolidation or sale of all or substantially all of the Company's assets and any other significant corporate transactions. The concentration of ownership could have the effect of delaying or preventing a change in control of the Company and reducing the likelihood of any acquisition of the Company at a premium price.

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

         VOLATILITY OF STOCK PRICE. The Company believes that various factors unrelated to the Company's performance, such as general economic conditions, changes or volatility in the financial markets and changing market conditions, as well as various factors related to the Company's performance, such as quarterly or annual variations in the Company's financial results, announcements of technological innovations, large customer orders, order cancellations or new product introductions by the Company or its competitors could cause the market price of the Company's Common Stock to fluctuate substantially. For example, since its initial public offering in May 1998, the market price of the Company's common stock has ranged from a high of $16.75 to a low of $5.25 per share. In addition, in recent years the stock market in general and the market for shares of small capitalization companies, particularly semiconductor-related companies, have experienced extreme price fluctuations which have been unrelated to the operating performance of the affected companies.

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

                  None.

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a.  Exhibits.

                      11.1   Statement Regarding Computation of Earnings Per
                             Share

                             See  Note. 6 in Notes to Condensed Financial
                             Statements for Table of Computation of Earnings Per Share

                      27.1  Financial Data Schedule.

                  b.  Reports on Form 8-K.

                      None.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                            AMERICAN XTAL TECHNOLOGY, INC.



Dated:   November 12, 1998                  By: /s/     Guy D. Atwood
                                               ---------------------------------
                                                        Guy  D. Atwood
                                                     Chief Financial Officer

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule