Form 10-K
period 1998-12-31
AMERICAN XTAL TECHNOLOGY
filed 1999-03-31
CIK 1051627

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-24085

                         AMERICAN XTAL TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3031310
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

     4311 SOLAR WAY, FREMONT, CALIFORNIA                           94538
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 683-5900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 31, 1998 as reported on the Nasdaq National Market, was approximately $115,515,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of December 31, 1998, 16,116,675 shares, $.001 par value, of the registrant's common stock was outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This report includes forward-looking statements which reflect our current views with respect to future events and our potential financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this report, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 1. BUSINESS

GENERAL

     We use a proprietary vertical gradient freeze, commonly referred to as "VGF," technique to produce high-performance compound semiconductor substrates which are used in a variety of electronic and opto-electronic applications such as wireless and fiber optic telecommunications, lasers, LEDs, satellite solar cells and consumer electronics. We primarily manufacture and sell gallium arsenide, called GaAs, substrates. Sales of GaAs substrates accounted for approximately 81.8% of our product revenues in 1998. We also manufacture and sell indium phosphide, or InP, and germanium, or Ge, substrates and are currently developing other high-performance compound substrates including gallium phosphide, or GaP, and gallium nitride, or GaN. Our customers include:

     - EMCORE,

     - Hewlett Packard,

     - Motorola,

     - NEC,

     - Nortel,

     - Siemens,

     - Sony,

     - Spectrolab, and

     - TRW.

BACKGROUND

     Recent advances in communications and information technologies have created a growing need for power efficient, high-performance electronic systems that operate at very high frequencies, have increased computational and display capabilities, and can be produced cost-effectively in commercial volumes. In the past, electronic systems manufacturers have relied on advances in silicon semiconductor technology to meet many of these demands. Silicon-based semiconductor devices, however, have performance limitations in power efficient, high-performance electronic applications. In addition, silicon-based semiconductor devices currently do not possess the electrical properties necessary to be used effectively in most opto-electronic applications such as LEDs and lasers.

     As a result of the limitations of silicon, semiconductor device manufacturers are increasingly utilizing alternative substrates to improve the performance of semiconductor devices or to enable new applications. These alternative substrates may be composed of a single element, such as Ge, or multiple elements which may include:

     - gallium,

     - aluminum,

     - indium,

     - arsenic,

     - phosphorus, and

     - nitrogen.

     Substrates that consist of more than one element are commonly referred to as "compound substrates" and include GaAs, InP, GaP and GaN. GaAs is currently the most widely used compound substrate. In comparison to silicon, compound substrates have electrical properties that allow semiconductor devices to operate at much higher speeds or at the same speed with lower power consumption. For example, electrons move up to five times faster in GaAs than in silicon. Compound substrates also have better opto-electronic characteristics than silicon which allow them to convert energy into light and lasers, or to detect light and convert light into electrical energy. The GaAs substrate market is divided into two segments, semi-insulating and semi-conducting.

     Semi-insulating GaAs substrates. The market for semi-insulating GaAs substrates is the fastest growing segment of the GaAs market. According to projections by Dataquest, IDC and Strategies Unlimited, the market for semi-insulating GaAs substrates was estimated at $125 million in 1998 and is expected to grow to approximately $400 million by the year 2002. This growth is being driven by increasing demand for semi-insulating GaAs substrates in a variety of power-efficient, high-performance applications, including cellular phones, radars, satellite communication systems and direct broadcast systems.

     Manufacturers integrate semi-insulating GaAs substrates into devices using either an ion implantation or epitaxial process. Ion implantation is the process of implanting ions directly into the semi-insulating GaAs substrate to modify the electrical parameters of the substrate so that it can be used to manufacture many of today's high-performance electronic devices. This process requires the electrical parameters of the substrate to be as uniform as possible. Epitaxy, a more recently developed process, involves the growth of layers of other materials onto the semi-insulating GaAs substrate. While generally more expensive than the ion implantation process, the epitaxial process enables devices to achieve even greater performance advantages. The epitaxial process requires that the GaAs substrate have an extremely smooth surface, few physical imperfections, uniform electrical properties and low dislocation density, which is a measurement of the crystalline perfection of the substrate material.

     Traditionally, crystals for semi-insulating GaAs substrates for the ion implantation and epitaxy markets have been grown using the liquid-encapsulated czochralski, or LEC technique. The LEC technique requires a high temperature gradient in the manufacturing process. Because the temperature gradient in the LEC technique is high, the resulting crystals have a relatively high dislocation density which weakens a crystal's physical structure and increases the risk of breakage of the GaAs substrate during device manufacturing. In addition, as semi-insulating GaAs substrates continue to grow in size to support increasingly complex devices, the manufacturing challenges facing the LEC technique increase.

     Semi-conducting GaAs substrates. We believe that the market for semi-conducting GaAs substrates, based on 1998 market data and annual growth rates projected by Dataquest, IDC and Strategies Unlimited, was approximately $90 million in 1998 and we expect that the market will continue to grow. The market for semi-conducting GaAs substrates is being driven by increasing demand for a number of opto-electronic applications such as LEDs and lasers, which are incorporated into a variety of products including:

     - traffic lights,

     - digital versatile discs, more commonly known as DVD players,

     - CD players,

     - CD-ROMs,

     - laser printers,

     - automobile lights and

     - electronic displays.

     In contrast to semi-insulating GaAs substrates which undergo either an ion implantation or epitaxial process, semi-conducting GaAs substrates only undergo an epitaxial process. As with semi-insulating GaAs substrates, semi-conducting GaAs substrates that undergo the epitaxial process must have a smooth surface, few physical imperfections, uniform electrical properties and a low dislocation density. The traditional method of growing crystals for producing semi-conducting GaAs substrates is the Horizontal Bridgeman, or HB, technique. With the HB technique, the crystal is grown in a semi-cylindrical container which results in a semi-circular, or D-shaped, substrate. In order to produce a round semi-conducting GaAs substrate, the HB technique requires that the D-shaped substrate be cut into a circle, resulting in a large amount of discarded substrate. In addition, crystals grown using the HB technique generally have a relatively high dislocation density and less uniform electrical properties. These and other inherent technical difficulties limit the ability of the HB technique to be used to cost-effectively produce high-quality substrates greater than three inches in diameter.

     Other high-performance substrates. We believe there are significant growth opportunities in manufacturing other high-performance substrates. For example, we believe that the markets for InP and GaP substrates, based on 1997 market data and annual growth rates projected by Dataquest, IDC and Strategies Unlimited, were an aggregate of approximately $150 million in 1998 and we expect that these markets will continue to grow. Semi-insulating InP substrates are used in power-efficient, high-performance electronic applications such as wireless and high-bandwidth communications and semi-conducting InP substrates are used in such applications as fiber optic communications and lasers. GaP substrates are used by manufacturers of LEDs. The traditional method for growing crystals for InP and GaP substrates has been the LEC, technique. In addition to compound substrates, the market for the element Ge is developing in response to the growing demand for solar cells in satellite communications. We believe that the market for Ge substrates used to manufacture solar cells was approximately $60 million in 1998 and we expect that the market will continue to grow. This application requires the use of Ge substrates which must be manufactured with few defects and minimal breakage. We believe the further development of these markets depends on the ability of suppliers to cost-effectively manufacture power-efficient, high-performance compound and single-element substrates.

THE AXT SOLUTION

     We use a proprietary VGF technique to produce high-performance GaAs and other substrates for use in a variety of electronic and opto-electronic applications. We believe that our VGF technique, which we have developed over the past 12 years, provides certain significant advantages over traditional manufacturing methods for growing crystals used in the production of semi-insulating and semi-conducting GaAs substrates. We believe that we are currently the only high-volume supplier of GaAs substrates manufactured by using the VGF technique and are positioned to become a leading manufacturer and supplier of other compound and Ge substrates.

     In the GaAs substrate market, crystals grown using our proprietary VGF technique have a dislocation density that is significantly lower than crystals grown using either the LEC or HB technique. As a result, we believe our GaAs substrates have greater mechanical strength which often results in reduced breakage during the ion implantation and epitaxial growth processes. Furthermore, we believe the low dislocation density of our semi-insulating and semi-conducting GaAs substrates translates into fewer defects in the materials layered onto the substrate during the epitaxy process. In addition, semi-insulating GaAs substrates produced using our VGF technique have more uniform electrical properties than LEC-produced GaAs substrates, which is important for the ion implantation process. In the semi-conducting GaAs substrate market, VGF-grown crystals, unlike those grown using the traditional HB technique, can be processed into round substrates with minimal wasted material. Using our VGF technique, we have been able to produce GaAs substrates as large as six inches in diameter.

     In addition to the GaAs substrate market, we believe we can leverage our expertise in the VGF technique to manufacture and produce commercial volumes of other compound and single-element substrates. For example, in 1998, we shipped Ge and InP substrates to customers and qualified our wafers with many more potential customers.

STRATEGY

     Our strategy is to be the leading developer and supplier of high-performance GaAs substrates for both the semi-insulating and semi-conducting markets, and to continue to expand into the development and supply of other substrates. The key elements of our strategy include:

     Advance VGF technology leadership. We pioneered the commercial use of the VGF technique and have continued to develop and enhance our technology over the course of 12 years through substantial investments in research and development. Our efforts have led to significant improvements in the dislocation density, mechanical strength and uniformity of the electrical properties of GaAs substrates. We believe that our experience and expertise in VGF technology provides us with a competitive advantage over more recent market entrants who are utilizing variations of the VGF technology. We intend to continue to advance our VGF technology through continued investment in research and development and participation in certain government sponsored research programs.

     Extend leadership in GaAs market. We are currently one of the largest suppliers of GaAs substrates worldwide. Historically, we have been a leading supplier of GaAs substrates in the epitaxy segment of the semi-insulating market and in the semi-conducting market for GaAs substrates for lasers. We intend to increase our share of these markets by continuing to provide high-quality, price-competitive substrates. In addition, in the semi-insulating GaAs substrate market, we intend to leverage our demonstrated success in the epitaxy segment to further penetrate the ion implantation segment. In the semi-conducting GaAs substrate market, we also intend to capitalize on our leadership to further penetrate the high-volume, cost-sensitive LED market.

     Leverage VGF technology to manufacture additional substrates. We believe our VGF technology is a platform which we can leverage to rapidly develop and cost-effectively manufacture additional high-quality compound substrates for emerging applications in markets such as wireless and fiber optic communications. For example, we recently began shipping InP and Ge substrates developed using our VGF technique to customers. Unlike the more traditional methods of growing crystals, we can use our VGF technology to grow the crystals for these other substrates without having to make a significant investment in new capital equipment.

     Increase manufacturing capacity to target high-volume markets. We increased our manufacturing capacity by approximately 30,000 square feet in the fourth quarter of 1998. In addition, in June 1998, we have purchased an additional 58,000 square foot facility in Fremont, California. In January 1999, we announced we had received a business license for operations in Beijing, China and had purchased a 30,000 square foot facility in a major tax-free industrial park in Beijing. These new facilities provide us with additional manufacturing capacity. We believe that this increased manufacturing capacity will enable us to further lower unit production costs and provide our high-performance substrates at competitive prices for high-volume markets such as LEDs.

     Leverage existing customer relationships. We currently sell our GaAs substrates to over 200 customers, including:

     - EMCORE,

     - Hewlett Packard,

     - Motorola,

     - NEC,

     - Nortel,

     - Siemens,

     - Sony,

     - Spectrolab, and

     - TRW.

     We believe our past success in providing high-quality GaAs substrates to these customers will provide us with a competitive advantage in supplying them additional substrates as their needs develop. For example, we recently began shipments of InP substrates to TRW, which currently purchases a significant portion of its GaAs substrates from us. In addition, we intend to establish alliances and joint development arrangements with customers to develop new products, increase manufacturing efficiencies and more effectively serve our customers' needs.

CUSTOMERS

     We sold our products to over 200 customers during 1998. Each of the customers listed below purchased substrates in excess of $500,000 during 1998:

        Alpha Industries                                  Picogiga
        Alpha Photonics                                   Quantum Epitaxial Designs
        Electronics & Materials, Inc.                     RF Micro Devices
        Epitaxial Products International                  SDL, Inc.
        EMCORE Co.                                        Siemens
        Hewlett Packard                                   Sony
        Motorola                                          Spectrolab
        Nortel                                            Sumitomo Chemical
        Opto Power                                        TRW Space & Defense

     We have historically entered into significant contracts with a number of government agencies and customers for the development of certain products. For more information regarding our development efforts, see " Research and Development."

     In the twelve months ended December 31, 1998, one customer accounted for 13.7% of our total revenues. No customer accounted for more than 10.0% of our total revenues in 1996 and 1997. In 1996, 1997 and 1998, our five largest customers accounted for 35.5%, 34.9% and 39.5%, respectively, of our total revenues. Generally, we do not have long-term or other non-cancelable commitments from our customers and usually sell products pursuant to customer purchase orders. The loss of any major customer could have a material adverse effect on our business and operating results.

TECHNOLOGY

     AXT's VGF technique. Our proprietary VGF technique produces high-quality crystals from which we produce high-performance compound and single-element substrates for use in a variety of electronic and opto-electronic applications.

     Our VGF technique is designed to control the crystal-growth process with minimal temperature variation. Unlike traditional techniques, our VGF technique places the hot GaAs melt above the cool crystal, thereby reducing the turbulence of the GaAs melt which results when the melt and crystal are inverted. The temperature gradient between the melt and the crystal in the VGF technique is significantly lower than in traditional techniques. These aspects of the VGF technique enable us to grow crystals that have a relatively low dislocation density and high uniformity. One of the benefits of these characteristics is that the crystal, and the substrate into which the crystal is manufactured, are mechanically strong. The mechanical strength often results in substrates with lower breakage rates during a customer's manufacturing process.

     Under the VGF technique, the GaAs melt and growing crystal are contained in a closed chamber. A number of benefits result from the use of this closed system. Because the VGF system is sealed and the crystal growth is isolated, both semi-insulating and semi-conducting crystals can be grown in the same system without the time consuming and expensive process of completely reconfiguring the system. The closed system isolates the crystal from the outside environment during growth and significantly reduces potential contamination of the crystal by impurities. The closed system also allows for more precise control of the gallium-to-arsenic ratio which results in better consistency and uniformity of the crystals. Therefore, crystals grown using the VGF technique are consistently of a high quality. In addition, the use of cylindrical crucibles, which are sized to meet a customer's requirements, enables us to produce circular substrates with a minimum amount of discarded material.

     The VGF technique is highly automated and the temperature gradient is controlled electronically rather than by physically moving the crystal or furnace. As a result, there is no physical movement to disturb the sensitive crystal. The entire crystal growth process is run under computer control with minimal operator intervention. A single operator can supervise the control of many VGF furnaces which results in significant cost savings.

     We believe the VGF technology is a platform which we can leverage to rapidly develop and cost-effectively manufacture additional high-quality substrates. Unlike the more traditional methods of growing crystals, we can use the VGF technology to grow crystals from these other substrates without having to make a significant investment in new capital equipment. For example, we use the proprietary VGF technique to manufacture InP and Ge substrates.

     VGF compared to traditional techniques for producing GaAs substrates. We believe our proprietary VGF technique provides significant advantages over the traditional crystal growth techniques. The LEC technique is the traditional method for producing semi-insulating GaAs substrates. Unlike the VGF technique, the LEC technique is designed so that the hotter GaAs melt is located beneath the cooler crystal, which results in greater turbulence in the melt. The LEC technique requires a temperature gradient between the GaAs melt and the cool crystal which is approximately 50 to 200 times higher than the temperature gradient of the VGF technique. The turbulence and the high temperature gradient cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals. This characteristic results in a higher rate of breakage of the LEC-developed substrate during the device manufacturing process. In addition, the LEC technique is essentially an open process whereby the melt and growing crystal are exposed to the environment for the entire duration of the crystal growth process. This exposure results in greater propensity for impurity contamination as well as difficulty in controlling the ratio of gallium to arsenic. Because the crystal is not contained in a crucible, fluctuations in temperature cause the diameter of the crystal to vary. Thus, to ensure proper size with the LEC technique, the crystal must be grown significantly larger than the desired size of the resulting substrate. During the LEC process, the crystal is grown by dipping a seed crystal through molten boric oxide into a melt and slowly pulling the seed up into the cool zone above the boric oxide where the crystal hardens. As the GaAs melt is consumed, the crucible containing the remaining liquid must be raised in coordination with the pulling of the crystal. These moving parts and the relative complexity of the system result in higher maintenance costs. Unlike the VGF technique, the LEC technique uses large, complex electro-mechanical systems that are expensive to acquire and require highly skilled personnel to operate.

     The HB technique is the traditional method for producing semi-conducting GaAs substrates. The HB technique holds the GaAs melt in a semi-cylindrical "boat." Because of the semi-cylindrical shape of the boat, semi-conducting GaAs crystals grown using the HB technique have a semi-circular cross-section. As a result of this semi-circular shape, more crystal material must be discarded to cut the crystal ingot into a cylindrical shape from which round substrates can be produced. Furthermore, crystals grown using the HB technique have a higher dislocation density than VGF-grown crystals. These and other inherent technical difficulties limit the ability of the HB technique to be used to cost-effectively produce high-quality substrates greater than three inches in diameter. Since the HB technique uses a quartz crucible during the growth process which can contaminate the GaAs melt with silicon impurities, the HB technique is also unsuitable for making semi-insulating GaAs substrates.

PRODUCTS

     We currently sell the compound substrates GaAs and InP, and the single-element substrate Ge. We supply various sizes of substrates in 2, 3, 4, and 6 square inches according to our customers' specifications and work closely with our customers to ensure that we manufacture substrates to each customer's particular specifications.

     The table below sets forth our products, their available sizes and selected applications:

 SUBSTRATE MATERIAL   DIAMETER (IN INCHES)                 APPLICATIONS
 ------------------   --------------------                 ------------
GaAs semi-insulating       2,3,4,6           - Cellular phones
                                             - Direct broadcast television
                                             - High-performance transistors
                                             - Satellite communications
GaAs semi-conducting       2,3,4             - LEDs
                                             - Lasers
                                             - Optical couplers
                                             - Displays
InP semi-insulating        2,3               - Fiber optic communications
                                             - Satellite communications
                                             - High-performance transistors
                                             - Automotive collision avoidance radars
InP semi-conducting        2                 - Fiber optic communications
                                             - Lasers
Ge                         4                 - Satellite solar cells

MANUFACTURING

     Our manufacturing operations, which include crystal growth, slicing, testing, edge grinding, polishing, inspecting and packaging the substrates for shipment, are located at our headquarters in Fremont, California. Our Fremont facilities are ISO 9002 certified. Many of our manufacturing operations are computer monitored or controlled, enhancing reliability and yield.

     We depend on a single or limited number of suppliers for certain critical materials, including gallium, for use in the production of substrates. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. We seek to maintain sufficient levels of inventory for certain materials to guard against interruptions in supply and to meet our near term needs. To date, we have been able to obtain sufficient supplies of materials in a timely manner. However, a stoppage or delay in supply, receipt of defective or contaminated materials, or increases in the pricing of such raw materials could materially adversely affect our operating results.

     In the third quarter of 1998, we completed the expansion of our approximately 50,000 square feet facility located in Fremont, California by approximately 30,000 square feet to meet anticipated production needs through 1999. Because we currently perform all steps in our manufacturing process at our Fremont facility, any interruption resulting from earthquake, fire, equipment failures or other causes would have a material adverse effect on our results of operations. For more information regarding the risks relating to our manufacturing process and our new facility, see "Factors Affecting Future Results -- If we do not achieve acceptable yields of crystals and the successful and timely production of substrates, the shipment of our products would be delayed and our business adversely affected." and "Factors Affecting Future Results -- We are subject to additional risks as a result of the recent completion of a new manufacturing facility," respectively.

     Additionally, in connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 30,000 square foot facility in Beijing, China in 1998.

SALES AND MARKETING

     We sell our products worldwide through our direct sales force as well as through independent international sales representatives. Our direct sales force consists of highly trained, technically sophisticated sales engineers who are knowledgeable in the manufacturing and use of compound and single-element substrates. Our direct sales force operates out of our corporate office in Fremont, California and our Japanese subsidiary. Our sales engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer's exact specifications. We believe that maintaining a close relationship with customers and providing customers with ongoing technical support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

     International sales, excluding Canada, as a percentage of total revenues in 1996, 1997 and 1998 were 35.0%, 34.1% and 28.8%, respectively. In addition to our direct sales force in Japan, we have independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. Except for sales by our Japanese subsidiary, which are denominated in yen, we receive all payments for products in U.S. dollars.

     In order to raise market awareness of our products, we advertise in trade publications, distribute promotional materials, publish technical articles, conduct marketing programs and participate in industry trade shows and conferences. For more information regarding the risks relating to our international operations, see "Factors Affecting Future Results -- We derive a significant portion of our revenues from international sales and our ability to sustain and increase our international sales involve significant risks".

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing new substrates, improving the performance of existing products and processes, and reducing costs in the manufacturing process. We have assembled a multi-disciplinary team of highly skilled scientists, engineers and technicians to meet our research and development objectives. Among other projects, we have research and development projects involving the development of GaN and high purity GaAs epitaxy substrates.

     Our research and development expenses in 1996, 1997 and 1998 were $592,000, $1.3 million and $2.5 million, respectively. In addition to internally funded research and development, we have also funded a significant portion of our research and development efforts through contracts with the U.S. government and customer funded research projects. In 1996, 1997 and 1998, we received $2.0 million, $2.3 million and $1.8 million, respectively, from U.S. government agencies and customer funded research contracts. Under our contracts, we retain rights to the VGF and wafer fabrication technology which we develop. The U.S. government retains rights to utilize the technologies we develop for government purposes only.

     Our total research and development costs, including both contract funded and internally funded research and development expenses, for 1996, 1997 and 1998 totaled $1.4 million, $2.8 million and $3.3 million, respectively. We expect to continue to expend substantial resources on research and development. The development of compound and single-element substrates is highly complex. There can be no assurance that we will successfully develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands. For more information regarding the risks relating to our research and development efforts, see "Factors Affecting Future Results -- We must effectively respond to rapid technological changes by continually introducing new products that achieve broad market acceptance."

COMPETITION

     The markets for GaAs substrates are intensely competitive. Our principal competitors in the market for semi-insulating GaAs substrates currently include:

     - Freiberger;

     - Hitachi Cable;

     - Litton Airtron; and

     - Sumitomo Electric.

     In the semi-conducting GaAs substrate market, our principal competitors currently are Sumitomo Electric and Hitachi Cable. We also face competition from manufacturers that produce GaAs substrates for their own use. In addition, we face competition from companies, such as IBM, that are actively developing alternative materials to GaAs. As we enter new markets, such as the Ge and InP substrate markets, we expect to face competitive risks similar to those for its GaAs substrates. Many of our competitors and potential competitors have been in the business longer than us and have greater manufacturing experience, more established technologies than our VGF technique, broader name recognition and significantly greater financial, technical and marketing resources than us. We cannot assure you that we will compete successfully against these competitors in the future or that our competitors or potential competitors will not develop enhancements to the LEC, HB or VGF techniques that will offer price and performance features that are superior to ours. Increased competitive pressure could also lead to intensified price-based competition, resulting in lower prices and margins, which would materially adversely affect our business, financial condition and results of operations.

     We believe that the primary competitive factors in the markets in which our products compete are:

     - quality,

     - price,

     - performance,

     - customer support and satisfaction, and

     - customer commitment to competing technologies.

     Our ability to compete in target markets also depends on factors such as:

     - the timing and success of the development and introduction of new products by us and our competitors,

     - the availability of adequate sources of raw materials, and

     - protection of our products by effective utilization of intellectual property laws and general economic conditions.

     In order to remain competitive, we believe we must invest significant resources in developing new substrates and in maintaining customer satisfaction worldwide. There can be no assurance that our products will continue to compete favorably or that we will be successful in the face of competition from existing competitors or new companies entering our target markets. If we fail to compete successfully, our financial condition and results of operation would be materially adversely affected.

PROTECTION OF OUR INTELLECTUAL PROPERTY

     Our success and competitive position for our VGF technique depends materially on our ability to maintain trade secrets, patents and other intellectual property protections. To protect our trade secrets, we take certain measures to ensure their secrecy, such as executing non-disclosure agreements with our employees, customers and suppliers. Despite our efforts, we cannot assure you that others will not gain access to our trade secrets, or that we can meaningfully protect our intellectual property. In addition, effective trade secret protection may be unavailable or limited in certain foreign countries. Although we intend to protect our rights vigorously, these measures may not be successful.

     We rely primarily on the technical and creative ability of our personnel, rather than on patents, to maintain our competitive position. To date, we have been issued one U.S. patent, which relates to our VGF technique, and have two patent applications, one of which relates to our VGF technique, pending. We have one pending application for a Japanese patent but no issued foreign patents. There can be no assurance that our pending applications or any future U.S. or foreign patent applications will be approved, that any issued patents will protect our intellectual property or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. Moreover, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. We believe that, due to the rapid pace of technological innovation in the GaAs and other substrate markets, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technologies.

     Although there are currently no pending material lawsuits against us or unresolved notices that we are infringing intellectual property rights of others, we may be notified in the future that we are infringing the patent and/or other intellectual property rights of others. Litigation may be necessary in the future to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot assure you that we would prevail in any future litigation. Any litigation, whether or not determined in our favor or settled by us, would be costly and would divert the efforts and attention of our management and technical personnel from normal business operations, which would have a material adverse effect on our business, and results of operations. Adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology, any of which could have a material adverse effect on our business and results of operations.

ENVIRONMENTAL REGULATIONS

     We are subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in our research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The growing of crystals and the production of substrates involve the use of certain hazardous raw materials, including, but not limited to, arsenic. We cannot guarantee that our control systems will be successful in preventing a release of these materials or other adverse environmental conditions. Any release or other failure to comply with present or future environmental laws and regulations could result in the imposition of significant fines against us, the suspension of production or a cessation of operations. In addition, there can be no assurance that existing or future changes in laws or regulations will not require expenditures or liabilities to be incurred by us, or in restrictions on our operations. At December 31, 1998, we believe we were in substantial compliance with all applicable environmental regulations.

BACKLOG

     We include in backlog only those customer orders which have been accepted by us and which shipment is generally expected within 12 months. As of December 31, 1998, our backlog was approximately $8.7 million. Backlog can fluctuate greatly based upon, among other matters, the timing of orders. In addition, purchase orders in our backlog are subject to changes in delivery schedules or to reduction in size or cancellation at the option of the purchaser without significant penalty. We have experienced, and may continue to experience, cancellation, reduction and rescheduled delivery of orders in our backlog. Our backlog may vary significantly from time to time depending upon the level of capacity available to satisfy unfilled orders. Accordingly, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

EMPLOYEES

     As of December 31, 1998, we had 314 full-time employees, of whom 263 were principally engaged in manufacturing, 32 in sales, general and administration and 19 in research and development. Our success is in part dependent on our ability to attract and retain highly skilled workers, who are in high demand in the Silicon Valley area. None of our employees is represented by a union and we have never experienced a work stoppage. Management considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     As of December 31, 1998, our executive officers and directors were as follows:

           NAME             AGE                            POSITION
           ----             ---                            --------
Morris S. Young, Ph.D. ...  53     Chairman of the Board of Directors, President and Chief
                                   Executive Officer
Theodore S. Young,          58     Senior Vice President, Marketing and Director
  Ph.D. ..................
Davis Zhang...............  42     Senior Vice President, Production
Gary S. Young.............  55     Vice President, Sales
Guy D. Atwood.............  56     Vice President and Chief Financial Officer, Treasurer and
                                   Secretary
Xiao Gordon Liu...........  34     Vice President, Engineering and Development
Jesse Chen(1)(2)..........  40     Director
B.J. Moore(1)(2)..........  62     Director
Donald L. Tatzin(1)(2)....  46     Director

------------------------
(1) Member of the compensation committee.
(2) Member of the audit committee.

     Morris S. Young, Ph.D. co-founded AXT in 1986 and has served as our Chairman of the Board of Directors since February 1998 and President and Chief Executive Officer, as well as a director since 1989. Dr. Young holds a B.S. in Metallurgical Engineering from Chengkung University, Taiwan, an M.S. in Metallurgy from Syracuse University and a Ph.D. in Metallurgy from Polytechnic University.

     Theodore S. Young, Ph.D. co-founded AXT in 1986 and has served as our Senior Vice President, Marketing since 1989 and served as President from 1987 to 1989. He has also acted as a director since our inception, including as the Chairman of the Board of Directors from January 1987 to January 1998. Dr. Young holds a B.S. in Physics from National Taiwan University, an M.S. in Geophysics from the University of Alaska and a Ph.D. in Plasma Physics from the Massachusetts Institute of Technology.

     Davis Zhang co-founded AXT in 1986 and has served as our Senior Vice President, Production since January 1994. From 1987 to 1993, Mr. Zhang served as our Senior Production Manager. Mr. Zhang holds a B.S. in Mechanical Engineering from Northern Communication University, Beijing, China.

     Gary S. Young joined us in 1991 and has served as our Vice President, Sales since July 1993. From 1991 to 1993, Mr. Young served as our Sales and Administrative Manager. From 1973 to 1991, Mr. Young worked in various capacities with several companies, including as a Systems Engineer for IBM and as a software engineer for Boole & Babbage, Inc., an independent software vendor. Mr. Young holds a B.S. in Mathematics from National Taiwan Normal University, an M.A. in Mathematics from Northeast Missouri State University and an M.S. in Operations Research from Purdue University.

     Guy D. Atwood joined us in August 1997 as our Vice President and Chief Financial Officer and has served as our Treasurer and Secretary since February 1998. From 1991 to August 1997, Mr. Atwood served at various times as Chief Financial Officer for several private companies, most recently the alumni association for the University of California at Berkeley and AvenuSoftware, a film and video software company, of which he was also its President. Mr. Atwood was self-employed as a financial consultant from 1994 to 1995, and also provided services in such capacity to the Company from June to September 1995. Mr. Atwood holds a B.S. in Accounting from the University of California at Berkeley.

     Xiao Gordon Liu joined us in 1995 as Senior Engineer and was promoted to Vice President, Engineering and Development in November 1998. Prior to joining us, Mr. Liu was a postdoctoral fellow and associate specialist at University of California at Berkeley and a research associate at the University of Lund, Sweden. Mr. Liu holds a Ph.D. in Physics from the University of Lund, Sweden and has published more than 30 scientific papers.

     Jesse Chen has served as a director of AXT since February 1998. Since May 1997, Mr. Chen has served as a Managing Director of Maton Venture, an investment company. Prior to that, Mr. Chen co-founded BusLogic, Inc., a computer peripherals company and served as its Chief Executive Officer from 1990 to 1996. Mr. Chen serves on the Board of Directors of several private companies. Mr. Chen has a B.S. degree in Aeronautical Engineering from Chenkung University, Taiwan and an M.S. in Electrical Engineering from Loyola Marymount University.

     B.J. Moore has served as a director of AXT since February 1998. Since 1991, Mr. Moore has been self-employed as a consultant and has served as a director to several technology-based companies. Mr. Moore currently serves on the Board of Directors for Adaptec, Inc., a computer peripherals company and Dionex Corporation, an ion chromatography systems company, as well as several private companies. From 1986 to 1991, Mr. Moore served as President and Chief Executive Officer of Outlook Technology, an electronics test equipment company. Mr. Moore holds a B.S. and an M.S. degree in Electrical Engineering from the University of Tennessee.

     Donald L. Tatzin has served as a director of AXT since February 1998. Since 1993, Mr. Tatzin has served as Executive Vice President of Showboat, Inc., a gaming company. In addition, Mr. Tatzin served as a director for Sydney Harbour Casino, an Australian gaming company from 1995 to 1996 and as its Chief Executive Officer from April to October 1996. Prior to that, Mr. Tatzin was a director and consultant with Arthur D. Little, Inc., from 1976 to 1993. Mr. Tatzin holds an S.B. in Economics and an S.B. and masters degrees in City Planning from the Massachusetts Institute of Technology and an M.S. in Economics from Australian National University.

ITEM 2. PROPERTIES

     In the third quarter of 1998, we completed the expansion of our approximately 50,000 square foot facility located in Fremont, California by approximately 30,000 square feet to meet anticipated production needs through 1999. Additionally, in connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 30,000 square foot facility in Beijing, China in 1998.

ITEM 3. LEGAL PROCEEDINGS

     In October 1998, a vendor submitted a claim against us to the Arbitration Commission in Shenzhen, China, alleging that we failed to honor our obligation to take delivery of the full quantity of Ge under a purchase contract with the vendor. We believe that this action is without merit and will continue to vigorously defend our position. We expect the cost of defending this matter will not materially adversely affect our operating results through fiscal 1999. However, there can be no assurance that our defense of this matter will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     AXT common stock has been trading publicly on the Nasdaq National Market under the symbol "AXTI" since May 20, 1998, the date we consummated our initial public offering. The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for AXT's common stock on the Nasdaq National Market.

                                                            HIGH        LOW
                                                           -------    -------
FISCAL 1998
January 1, 1998 through May 19, 1998.....................    Not Applicable
May 20, 1998 through June 30, 1998.......................  $15.000    $10.125
Third Quarter ended September 30, 1998...................   15.500      7.000
Fourth Quarter ended December 31, 1998...................   10.813      6.000

     As of December 31, 1998, there were 181 holders of record of our common stock. Because many shares of AXT's common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1994     1995      1996      1997      1998
                                                    ------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenues................................  $5,666   $11,520   $14,222   $23,014   $41,493
  Contract revenues...............................   1,791     2,958     2,005     2,321     1,797
                                                    ------   -------   -------   -------   -------
          Total revenues..........................   7,457    14,478    16,227    25,335    43,290
Cost of revenues:
  Cost of product revenues........................   3,091     6,030     9,270    13,674    24,550
  Cost of contract revenues.......................   1,422     2,234       795     1,553       804
                                                    ------   -------   -------   -------   -------
          Total cost of revenues..................   4,513     8,264    10,065    15,227    25,354
                                                    ------   -------   -------   -------   -------
Gross profit......................................   2,944     6,214     6,162    10,108    17,936
Operating expenses:
Selling, general and administrative...............     921     1,716     2,033     2,959     5,016
Research and development..........................     149       448       592     1,289     2,504
                                                    ------   -------   -------   -------   -------
          Total operating expenses................   1,070     2,164     2,625     4,248     7,520
                                                    ------   -------   -------   -------   -------
Income from operations............................   1,874     4,050     3,537     5,860    10,416
Interest expense..................................      (3)      (12)     (170)     (570)     (781)
Interest and other income (expense)...............      65       282       (72)      (34)      568
                                                    ------   -------   -------   -------   -------
Income before provision for income taxes..........   1,936     4,320     3,295     5,256    10,203
Provision for income taxes........................     775     1,581     1,249     1,998     3,877
                                                    ------   -------   -------   -------   -------
Net income........................................  $1,161   $ 2,739   $ 2,046   $ 3,258   $ 6,326
                                                    ======   =======   =======   =======   =======
Basic net income per share........................  $ 0.44   $  0.97   $  0.71   $  1.11   $  0.42
                                                    ======   =======   =======   =======   =======
Diluted net income per share......................  $ 0.10   $  0.23   $  0.17   $  0.25   $  0.42
                                                    ======   =======   =======   =======   =======
Shares used in basic net income per share
  calculations....................................   2,634     2,821     2,882     2,938    14,928
Shares used in diluted net income per
                      share calculations..........  11,676    11,813    11,811    12,839    15,177

                                                                     DECEMBER 31,
                                                    ----------------------------------------------
                                                     1994     1995      1996      1997      1998
                                                    ------   -------   -------   -------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.....................................  $1,446   $   835   $   756   $ 3,054   $16,122
Working capital...................................   2,859     3,760     5,542    14,209    41,068
Total assets......................................   5,757    11,316    17,384    30,613    75,023
Long-term debt, net of current portion............      --     2,350     5,582     7,728    16,347
Stockholders' equity..............................   4,213     7,005     8,999    18,591    51,168

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors Affecting Future Results" and elsewhere in this report that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

  Overview

     We use a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. We were founded in 1986 and commenced product sales in 1990. We currently sell GaAs, InP and GaN substrates to manufacturers of semiconductor devices for use in applications such as wireless and fiber optic telecommunications, lasers, LEDs, and consumer electronics. We also sell Ge substrates for use in satellite solar cells.

     We have been profitable on an annual basis since 1990 and our total revenues were $16.2 million, $25.3 million and $43.3 million for the years ended December 31, 1996, 1997 and 1998, respectively. Total revenues consist of product revenues and contract revenues. Our product revenues were $14.2 million, $23.0 million and $41.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Product revenues are generally recognized upon shipment of products to customers. Historically, virtually all of our product revenues have been derived from sales of GaAs substrates, which, in the years ended December 31, 1997 and 1998, accounted for 95.0% and 81.8%, respectively, of the our product revenues. We began selling InP and Ge substrates to our customers in late 1997 and GaN substrates in late 1998.

     Our contract revenues were $2.0 million, $2.3 million and $1.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. Contract revenues are recognized under the percentage of completion method and related research costs are included in cost of contract revenues. Contract revenues consist of research and development contracts with U.S. government agencies and customer-funded research projects. The largest of the government contracts was a four-year U.S. Department of Defense Title III Program for development of GaAs substrates (the "Title III GaAs contract"), which was awarded to us in March 1994 and under which we were paid an aggregate of $6.1 million. The Title III GaAs contract was completed in 1998. We retain rights to the VGF and wafer fabrication technology developed under these government and customer-funded research contracts and are therefore able to leverage these programs to continue to broaden our product and technology offerings.

     In 1995, we established a wholly-owned subsidiary in Japan to distribute our products. This subsidiary serves primarily as a direct sales and support office for our customers in Japan. We also utilize independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. Domestic sales are generated by our direct sales force. International sales, excluding Canada, accounted for 35.0%, 34.1% and 28.8% of total revenues for the years ended December 31, 1996, 1997 and 1998, respectively. Except for sales in Japan, which are denominated in yen, we denominate and collect our international sales in U.S. dollars. Doing business in Japan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred foreign exchange losses of $114,000, $186,000 and $24,000 for the years ended December 31, 1996, 1997 and 1998, respectively. During the year ended December 31, 1998, we bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total value of approximately $1.6 million as of December 31, 1998.

     Since July 1996, we have conducted all of our operations in a 50,000 square foot office and production facility located in Fremont, California. Prior to transitioning our manufacturing operations to this facility, we leased a 20,000 square foot manufacturing facility in Dublin, California. In late 1998, we expanded the size of our current manufacturing facility by approximately 30,000 square feet to meet our anticipated future production needs through 1999. In June 1998, we purchased an additional 58,000 square foot facility in Fremont, California directly across the street from our existing manufacturing facility and moved marketing, sales, engineering and administrative personnel into a portion of the building. We believe that this new facility will not be used for production of substrates prior to the end of 1999. In January 1999, we announced we had received a business license for operations in Beijing, China and had purchased a 30,000 square foot facility in a major tax-free industrial park in Beijing. This facility is expected to be operational during the second quarter of 1999. We expect that our proprietary VGF crystal growth operations will continue to be housed in Fremont, California, and our other manufacturing operations will be conducted in both Fremont and Beijing.

     In connection with the granting of stock options, we recorded aggregate deferred compensation of $322,000 and $203,000, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant for the years ended December 31, 1997 and 1998, respectively. This deferred compensation will be amortized over the vesting period of the applicable options of which $102,000 and $96,000 was amortized during the years ended December 31, 1997 and 1998, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues:
  Product revenues..........................................   87.6%     90.8%     95.8%
  Contract revenues.........................................   12.4       9.2       4.2
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
Cost of revenues:
  Cost of product revenues..................................   57.1      54.0      56.7
  Cost of contract revenues.................................    4.9       6.1       1.9
                                                              -----     -----     -----
          Total cost of revenues............................   62.0      60.1      58.6
                                                              -----     -----     -----
Gross margin................................................   38.0      39.9      41.4
Operating expenses:
  Selling, general and administrative.......................   12.5      11.7      11.5
  Research and development..................................    3.6       5.1       5.8
                                                              -----     -----     -----
          Total operating expenses..........................   16.1      16.8      17.3
                                                              -----     -----     -----
Income from operations......................................   21.9      23.1      24.1
Interest expense............................................   (1.0)     (2.2)     (1.8)
Interest and other income (expense).........................   (0.5)     (0.1)      1.3
                                                              -----     -----     -----
Income before provision for income taxes....................   20.4      20.8      23.6
Provision for income taxes..................................    7.7       7.9       9.0
                                                              -----     -----     -----
Net income..................................................   12.7%     12.9%     14.6%
                                                              =====     =====     =====

     The following table sets forth product and contract gross profits and gross margins for the periods indicated.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1996      1997      1998
                                                          ------    ------    -------
                                                            (DOLLARS IN THOUSANDS)
Product gross profit....................................  $4,952    $9,340    $16,943
Product gross margin....................................    34.8%     40.6%      40.8%
Contract gross profit...................................  $1,210    $  768    $   993
Contract gross margin...................................    60.3%     33.1%      55.3%

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Total revenues increased 70.9% from $25.3 million for the year ended December 31, 1997 to $43.3 million for year ended December 31, 1998. Product revenues increased 80.3% from $23.0 million for the year ended December 31, 1997 to $41.5 million for the year ended December 31, 1998. The increase in product revenues reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers, the addition of new customers and the introduction of Ge substrates in the fourth quarter of 1997. Ge substrates totaled 15.6% of product revenues for the year ended December 31, 1998 compared to only 3.6% in 1997.

     International revenues, excluding Canada, decreased from 34.1% of total revenues for the year ended December 31, 1997 to 28.8% of total revenues for the year ended December 31, 1998, primarily reflecting the introduction of Ge substrates in late 1997, which are currently sold only to domestic customers. We believe that Ge substrates will be sold only to U.S. customers for the foreseeable future, which is expected to cause our international revenues to decline as a percentage of total revenues.

     Contract revenues decreased 22.6% from $2.3 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. Contract revenues in 1997 were higher than in 1998 primarily because we recognized significant revenue from a $1.2 million customer-funded Ge substrates research contract that was completed in June 1997. Contract revenues declined from 9.2% of total revenues for the year ended December 31, 1997 to 4.2% for the year ended December 31, 1998 as a result of product revenue growth combined with a decline in contract revenues. In future periods, we expect contract revenues to continue to decline as a percentage of total revenues.

     Gross margin. Gross margin increased from 39.9% for the year ended December 31, 1997 to 41.4% for the year ended December 31, 1998. Product gross margin increased slightly from 40.6% for the year ended December 31, 1997 to 40.8% for the year ended December 31,1998, reflecting the higher yields achieved in GaAs and InP production, partially offset by lower margins from Ge substrates.

     Contract gross margins increased from 33.1% for the year ended December 31,1997 to 55.3% for the year ended December 31, 1998. This increase was due to a shift in contract revenue mix from a lower margin customer-funded contract for Ge substrates research completed in June 1997 to higher margin government contracts.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 69.5% from $3.0 million for the year ended December 31, 1997 to $5.0 million for the year ended December 31, 1998. This increase resulted primarily from increased personnel and administrative expenses required to support additional sales volume. Selling, general and administrative expenses as a percentage of total revenues decreased slightly from 11.7% for the year ended December 31,1997 to 11.5% for the year ended December 31, 1998.

     Research and development expenses. Research and development expenses increased 94.3% from $1.3 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998. This increase resulted primarily from the hiring of additional engineers and the purchase of materials to develop new products and to enhance existing products. In addition to our funded research and development, we incurred research and development expenses relating to government and customer-funded research contracts, which are included in the cost of contract revenues. For the year ended December 31, 1998, total research and development costs, including both contract funded and internally funded research and development expenses, totaled $3.3 million, or 7.6% of total revenues.

     Interest expense. Interest expense increased from $570,000 for the year ended December 31, 1997 to $781,000 for the year ended December 31, 1998. This increase was primarily the result of additional borrowings in 1998 we incurred to finance the purchase of the our new building and to finance expansion of production facilities and related equipment purchases.

     Interest and other income (expense). Interest and other income (expense) increased from $34,000 of expense for the year ended December 31, 1997 to $568,000 of income for the year ended December 31, 1998. This increase was primarily the result of interest income earned on the $25.8 million in net proceeds raised from our initial public offering in May 1998.

     Provision for Income Taxes. Income tax expense remained at 38.0% of income before provision for income taxes for the years ended December 31, 1997 and 1998.

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Total revenues increased 56.1% from $16.2 million for the year ended December 31, 1996 to $25.3 million for the year ended December 31, 1997. Product revenues increased 61.8% from $14.2 million for the year ended December 31, 1996 to $23.0 million for the year ended December 31, 1997. The increase in product revenues reflected an increase in the volume of sales of GaAs substrates to existing domestic and international customers, sales to new customers and the introduction of Ge substrates in the fourth quarter of 1997.

     International revenues, excluding Canada, decreased from 35.0% of total revenues for the year ended December 31, 1996 to 34.1% of total revenues for the year ended December 31, 1997, primarily reflecting the introduction of Ge substrates in late 1997, which were sold only to U.S. customers.

     Contract revenues increased 15.8% from $2.0 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. This increase was primarily due to revenues recognized from a $1.2 million customer-funded Ge substrates research contract that was completed in 1997. This increase was partially offset by a reduction in government contract revenues. Contract revenues declined from 12.4% of total revenues for the year ended December 31, 1996 to 9.2% for the year ended December 31, 1997 as a result of product revenue growth exceeding contract revenue growth.

     Gross margin. Gross margin increased from 38.0% for the year ended December 31, 1996 to 39.9% for the year ended December 31, 1997. Product gross margin increased from 34.8% for the year ended December 31, 1996 to 40.6% for the year ended December 31, 1997. The lower product gross margin in 1996 resulted primarily from duplicate expenses of approximately $500,000 due to simultaneous operations of two facilities and manufacturing inefficiencies relating to the transition to our new production facility.

     Contract gross margin declined from 60.3% for the year ended December 31, 1996 to 33.1% for the year ended December 31, 1997. This decrease was due to a shift in contract revenue mix from higher margin government research contracts in 1996 to a lower margin customer-funded contract for Ge substrates research. In addition, in 1996 gross margin was favorably impacted by large incentive awards which we were paid upon completion of certain milestones of the Title III GaAs contract.

     Selling, general and administrative expenses Selling, general and administrative expenses increased 45.5% from $2.0 million for the year ended December 31, 1996 to $3.0 million for the year ended December 31, 1997. This increase resulted primarily from increased domestic and international sales personnel and administrative expenses required to support increased sales volume.

     Research and development expenses. Research and development expenses increased 117.7% from $592,000 for the year ended December 31, 1996 to $1.3 million for the year ended December 31, 1997. This increase resulted primarily from the hiring of additional engineers to develop new products and to enhance existing products. For the year ended December 31, 1997, total research and development costs, including both contract funded and internally funded research and development expenses, totaled $2.8 million, or 11.2% of total revenues.

     Interest expense. Interest expense increased from $170,000 for the year ended December 31, 1996 to $570,000 for the year ended December 31, 1997. This increase resulted primarily from additional borrowings incurred in 1996 to finance our new manufacturing facility, the expansion of production facilities in 1997 and related equipment purchases.

     Interest and other income (expense). Interest and other income (expense) decreased from $72,000 of expense for the year ended December 31, 1996 to $34,000 of expense for the year ended December 31, 1997. This decrease was due to higher interest income generated on investments from the proceeds of a $5.9 million private equity financing completed in March 1997, partially offset by foreign currency transaction losses incurred due to the increase in the value of the U.S. dollar compared to the Japanese yen.

     Provision for income taxes. Income tax expense was virtually unchanged from 37.9% of income before provision for income taxes for the year ended December 31, 1996 to 38.0% of income before provision for income taxes for the year ended December 31, 1997.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results in dollars for the eight quarters ended December 31, 1998. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                      QUARTERS ENDED
                                  ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1997       1997       1997        1997       1998       1998       1998        1998
                                  --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                      (IN THOUSANDS)
Revenues:
  Product revenues..............   $4,494     $5,360     $6,060      $7,100     $9,238    $10,293     $10,887    $11,074
  Contract revenues.............      600        842        447         432        492        497         508        301
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total revenues.........    5,094      6,202      6,507       7,532      9,730     10,790      11,395     11,375
Cost of revenues:
  Cost of product revenues......    2,805      3,167      3,604       4,098      5,460      6,139       6,684      6,267
  Cost of contract revenues.....      498        654        210         191        265        218         157        164
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total cost of              3,303      3,821      3,814       4,289      5,725      6,357       6,841      6,431
           revenues.............
                                   ------     ------     ------      ------     ------    -------     -------    -------
Gross profit....................    1,791      2,381      2,693       3,243      4,005      4,433       4,554      4,944
Operating expenses:
  Selling, general and                642        674        703         940        966      1,119       1,110      1,821
    administrative..............
  Research and development......      222        296        306         465        640        669         736        459
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total operating              864        970      1,009       1,405      1,606      1,788       1,846      2,280
           expenses.............
                                   ------     ------     ------      ------     ------    -------     -------    -------
Income from operations..........      927      1,411      1,684       1,838      2,399      2,645       2,708      2,664
Interest expense................     (115)      (151)      (158)       (146)      (181)      (157)       (169)      (273)
Interest and other income             (91)        77         (8)        (12)        21        (25)        206        365
  (expense).....................
                                   ------     ------     ------      ------     ------    -------     -------    -------
Income before provision for           721      1,337      1,518       1,680      2,239      2,463       2,745      2,756
  income taxes..................
Provision for income taxes......      274        508        577         639        854        943       1,037      1,043
                                   ------     ------     ------      ------     ------    -------     -------    -------
Net income......................   $  447     $  829     $  941      $1,041     $1,385    $ 1,520     $ 1,708    $ 1,713
                                   ======     ======     ======      ======     ======    =======     =======    =======

     The following table sets forth selected consolidated financial information as a percentage of total revenues for each of our last eight quarters.

                                                                      QUARTERS ENDED
                                  ---------------------------------------------------------------------------------------
                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1997       1997       1997        1997       1998       1998       1998        1998
                                  --------   --------   ---------   --------   --------   --------   ---------   --------
Revenues:
  Product revenues..............     88.2%      86.4%      93.1%       94.3%      94.9%      95.2%       95.5%      97.4%
  Contract revenues.............     11.8       13.6        6.9         5.7        5.1        4.8         4.5        2.6
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total revenues.........    100.0      100.0      100.0       100.0      100.0      100.0       100.0      100.0
Cost of revenues:
  Cost of product revenues......     55.0       51.1       55.4        54.4       56.1       56.9        58.6       55.1
  Cost of contract revenues.....      9.8       10.5        3.2         2.5        2.7        2.0         1.4        1.4
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total cost of               64.8       61.6       58.6        56.9       58.8       58.9        60.0       56.5
           revenues.............
                                   ------     ------     ------      ------     ------    -------     -------    -------
Gross margin....................     35.2       38.4       41.4        43.1       41.2       41.1        40.0       43.5
Operating expenses:
  Selling, general and               12.6       10.8       10.8        12.5        9.9       10.4         9.7       16.0
    administrative..............
  Research and development......      4.4        4.8        4.7         6.2        6.6        6.2         6.5        4.0
                                   ------     ------     ------      ------     ------    -------     -------    -------
         Total operating             17.0       15.6       15.5        18.7       16.5       16.6        16.2       20.0
           expenses.............
                                   ------     ------     ------      ------     ------    -------     -------    -------
Income from operations..........     18.2       22.8       25.9        24.4       24.7       24.5        23.8       23.5
Interest expense................     (2.3)      (2.4)      (2.4)       (1.9)      (1.9)      (1.5)       (1.5)      (2.4)
Interest and other income            (1.7)       1.2       (0.2)       (0.2)       0.2       (0.2)        1.8        3.2
  (expense).....................
                                   ------     ------     ------      ------     ------    -------     -------    -------
Income before provision for          14.2       21.6       23.3        22.3       23.0       22.8        24.1       24.3
  income taxes..................
Provision for income taxes......      5.4        8.2        8.9         8.5        8.8        8.7         9.1        9.2
                                   ------     ------     ------      ------     ------    -------     -------    -------
Net income......................      8.8%      13.4%      14.4%       13.8%      14.2%      14.1%       15.0%      15.1%
                                   ======     ======     ======      ======     ======    =======     =======    =======

     The following table sets forth product and contract gross profits and gross margins for the eight quarters ended December 31, 1998.

                                  MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1997       1997       1997        1997       1998       1998       1998        1998
                                  --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Product gross profit............   $1,689     $2,193     $2,456      $3,002     $3,778    $ 4,154     $ 4,203    $ 4,807
Product gross margin............     37.6%      40.9%      40.5%       42.3%      40.9%      40.4%       38.6%      43.4%
Contract gross profit...........   $  102     $  188     $  237      $  241     $  227    $   279     $   351    $   137
Contract gross margin...........     17.0%      22.3%      53.0%       55.8%      46.1%      56.1%       69.1%      45.5%

     Our total revenues have increased in each of the eight quarters ended December 31, 1998, except for the quarter ended December 31, 1998, which was comparable to the prior quarter. These quarterly increases reflect increased product shipments to both the semi-insulating and semi-conducting GaAs and InP markets and the introduction of Ge substrates in the quarter ended December 31, 1997. In the quarter ended December 31, 1998, revenues from the sales of Ge substrates declined by $1.2 million from the prior quarter as a result of a major customer having excess inventory and deferring shipments. This decline in revenues was offset by a $1.2 million increase in GaAs shipments due primarily to increased orders from Southeast Asia for semi-conducting substrates. Contract revenues increased in the quarters ended March 31 and June 30, 1997 primarily as a result of revenues recognized from a $1.2 million customer-funded Ge substrates research contract. Contract revenues decreased in the quarter ended December 31, 1998 due primarily to the temporary reduction in the level of work performed on contracts in progress.

     We experienced higher product gross margins in the four quarters of 1997 primarily as a result of better product yields achieved from the new production facility completed in 1996 and improved manufacturing efficiencies from larger production volumes. In addition, due to a recycling program implemented in the quarter ended December 31, 1997, we were able to recycle scrapped inventory that had accumulated over prior quarters. This recycling program had a significant positive impact on the product gross margin for the quarter ended December 31, 1997. While we will continue the recycling program, we expect the program to have a less significant impact on product gross margins in the future as evidenced by the decline in product gross margins for March 31, 1998. The increase in the overall product gross margin in the quarter ended December 31, 1997 was partially offset by lower product gross margins from sales of Ge substrates, which have lower gross margins than GaAs and InP substrates. The decrease in the overall product gross margins for the first three quarters of 1998 was primarily due to an increase in sales of Ge substrates. We experienced significantly lower contract gross margins for the quarters ended March 31, 1997 and June 30, 1997 due to a shift in contract revenue mix from higher margin government research contracts in prior quarters to a lower margin customer-funded contract for Ge substrates research. The decrease in contract gross margin from the quarter ended December 31, 1997 to the quarter ended March 31, 1998 was due to a shift in contract revenue mix from higher margin government research contracts in prior quarters to a lower margin cost sharing contract for InP substrates research. Contract gross margin in the quarter ended September 30, 1998 was favorably impacted by the recognition of certain performance incentives under the Title III GaAs contract. The lower contract gross margin in the quarter ended December 31, 1998 was primarily due to the lower margin on the cost sharing contract for InP substrates research.

     Selling, general and administrative expenses for the quarter ended December 31, 1997 were higher than the quarters ended June 30 and September 30, 1997, as we built our management infrastructure to support its increased sales volume. Selling, General and administrative expenses for the quarter ended December 31, 1998 were significantly higher than the previous three quarters due primarily to increases in our bad debt allowance to cover exposure from increased international sales and for legal expenses in connection with an arbitration case.

     Research and development expenses for the four quarters ended September 30, 1998 significantly increased over the prior three quarters ended September 30, 1997, primarily due to increased new product research and materials purchased for research on InP substrates. Research and development expenses for the quarter ended December 31, 1998 decreased primarily due to lower material purchases for three research projects.

     We believe that our quarterly and annual revenues, expenses and operating results could vary significantly in the future and that period-to-period comparisons should not be relied upon as indications of future performance. There can be no assurance that our revenues will grow in future periods or that it will sustain its level of total revenues or its rate of revenue growth on a quarterly or annual basis. We may, in some future quarter, have operating results that will be below the expectations of stock market analysts and investors. In such event, the price of the our common stock could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for preferred stock completed in March 1997. We completed our initial public offering in May 1998, and raised net proceeds of approximately $25.8 million. As of December 31, 1998, we had working capital of $40.8 million, including cash and cash equivalents of $16.1 million, compared to working capital at December 31, 1997 of $14.2 million, including cash of $3.1 million, and compared to working capital at December 31, 1996 of $5.5 million, including cash of $756,000.

     During the year ended December 31, 1996, net cash provided by operations of $474,000 was due primarily to net income of $2.0 million, depreciation of $867,000 and an increase in accounts payable and accrued liabilities of $629,000, offset in part by increases in inventory of $2.3 million, and accounts receivable and other assets of $727,000. The increase in inventory was primarily due to increases in raw material and work-in-process inventory to provide an adequate supply of material in anticipation of large orders for the upcoming year. These inventory increases resulted in a decrease in the inventory turnover ratio from 4.5 turns per year at December 31, 1995 to 3.3 turns per year at December 31, 1996. The increase in accounts receivable was primarily a result of increased sales in Japan, which generally have longer payment cycles. The increase in sales to Japan also adversely impacted days sales outstanding, which increased from 49 days at December 31, 1995 to 60 days at December 31, 1996.

     During the year ended December 31, 1997, net cash used in operations of $1.2 million was primarily due to increases in inventory of $4.4 million and accounts receivable of $3.0 million, offset in part by net income of $3.3 million, depreciation of $1.2 million and increases in accounts payable and accrued liabilities of $1.6 million. The increase in inventory during this period included additional Ge inventory, which primarily resulted in a decrease in the inventory turnover ratio from 3.3 turns per year at December 31, 1996 to
2.2 turns per year at December 31, 1997. The increases in accounts payable and accrued liabilities, accounts receivable and inventory were primarily the result of a 56.1% increase in revenues from the prior year. In addition, accounts receivable increased due to the increase in international revenues, which historically have longer payment cycles. This increase in payment cycles resulted in an increase in days sales outstanding from 60 days at December 31, 1996 to 64 days at December 31, 1997.

     During the year ended December 31, 1998, net cash used in operations of $6.3 million was primarily due to increases in inventory of $12.2 million, accounts receivable of $2.9 million and prepaid and other assets of $1.6 million, offset in part by net income of $6.3 million, depreciation of $2.0 million, and increases in accounts payable of $1.7 million and accrued liabilities of $496,000. The increases in accounts receivable, inventory and accounts payable were primarily the result of the 70.9% increase in total revenues from the prior year. In addition, inventory increased due to our decision to maintain the Ge substrates production line during the fourth quarter of 1998 in anticipation of future large orders, although shipments to a large customer had been deferred. Accordingly, the inventory turnover ratio declined from 2.2 turns per year at December 31, 1997 to 1.7 turns per year at December 31, 1998. The increase in prepaid and other assets was due primarily to deposits on manufacturing equipment and materials for our new Beijing, China facility and U.S. operations and for increases in prepaid insurance, taxable bond fees and bank fees. The increase in accrued liabilities was the result of an increase in legal expenses in connection with an arbitration case, and higher vacation and payroll expenses due to the increased number of personnel. Days sales outstanding decreased from 64 days at December 31, 1997 to 62 days at December 31, 1998, reflecting improved collection efforts.

     Net cash used in investing activities was $3.9 million, $4.9 million, and $16.4 million for the years ended December 31, 1996, 1997 and 1998, respectively, which amounts were attributed in each period to the purchase of property, plant and equipment. For the year ended December 31, 1998, the property acquired included our new 58,000 square foot building at a cost of $9.0 million and the 30,000 square foot addition for $2.0 million.

     Net cash provided by financing activities was $3.5 million, $8.4 million and $35.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. For the year ended December 31, 1996, net cash provided by financing activities resulted primarily from long-term borrowings of $3.5 million to complete our manufacturing facility. For the year ended December 31, 1997, net cash provided by financing activities resulted primarily from the issuance of $5.9 million of preferred stock and $2.7 million for long-term bank borrowings, partially offset by the repayment of $300,000 of short-term borrowings. For the year ended December 31, 1998, net cash provided by financing activities consisted primarily of net proceeds of $25.8 million from our initial public offering and long-term net borrowings of $9.6 million. Long-term net borrowings reflected the issuance of $11.6 million in taxable variable rate revenue bonds in November 1998 and equipment loans in the amount of $2.3 million less repayment of existing long-term debts in the amount of $4.3 million. Long-term borrowings were used for the purchase of the new 58,000 square foot facility, for construction of the additional 30,000 square foot manufacturing space and related equipment.

     We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, which were repaid by the taxable variable rate revenue bonds in 1998, except for a $1.0 million SBA loan. The SBA loan has an interest rate of 7.3% per annum, matures in 2016 and is subordinated to the taxable variable rate revenue bonds. The taxable variable rate revenue bonds have a term of 25 years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At December 31, 1998, $11.6 million was outstanding under the taxable variable rate revenue bonds.

     We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires in May 1999. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of December 31, 1998. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings secured by the pledge of equipment or obtained in the normal course of business. At December 31, 1998, no amount was outstanding under the $15.0 million line of credit.

     We anticipate that the combination of existing working capital and the borrowings available under current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing at this time. There can be no assurance that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of our planned product development and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to our investors will result.

YEAR 2000 READINESS

     Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

     Assessment. The year 2000 problem affects the computers, software and other equipment that we use, operate or maintain for our operations. Accordingly, we have organized a program team responsible for monitoring the assessment and remediation status of our year 2000 projects and reporting such status to our board of directors. This project team is currently assessing the potential effect and costs of remediating the year 2000 problem for our internal systems. To date, we have obtained verification or validation from our significant equipment and system vendors that the software programs and applications and related hardware that we use, operate or maintain for our operations are compliant with the year 2000.

     Internal infrastructure. We believe that we have identified and evaluated all of the major computers, software applications and related equipment used in connection with our internal operations to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business. We are in the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expect to complete this process before the end of fiscal 1999. As of December 31, 1998, we have incurred approximately $300,000 in this process.

     Systems other than information technology systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems, and other common devices may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office equipment at our facilities in Fremont, California. We estimate the total cost to us of completing any required modifications, upgrades or replacements of our internal systems will not exceed $100,000, almost all of which we believe will be incurred during 1999. This estimate is being monitored and we will revise it as additional information becomes available.

     Based on the activities described above, we do not believe that the year 2000 problem will have a material adverse effect on our business or operating results.

     Suppliers. We are in the process of contacting third-party suppliers of components used in the manufacture of our products to identify and, to the extent possible, resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third-party suppliers. Thus, while we expect that we will be able to resolve any significant year 2000 problems with these third parties, there can be no assurance that these suppliers will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could have a material adverse effect on our business, operating results and financial condition.

     Most likely consequences of year 2000 problems. We expect to identify and resolve all year 2000 problems that could materially adversely affect our business operations. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many year 2000 problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, we believe that the following consequences are possible:

     - a significant number of operational inconveniences and inefficiencies for us, our contract manufacturers and our customers that will divert management's time and attention and financial and human resources from ordinary business activities;

     - business disputes and claims for pricing adjustments or penalties due to year 2000 problems by our customers, which we believe will be resolved in the ordinary course of business; and

     - business disputes alleging that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     Contingency plans. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of August 1999. Depending on the systems affected, these plans could include:

     - accelerated replacement of affected equipment or software; short- to medium-term use of backup equipment and software; increased work hours for our personnel; and use of contract personnel to correct on an accelerated schedule any year 2000 problems that arise or to provide manual workarounds for information systems.

Our implementation of any of these contingency plans could have a material adverse effect on our business, operating results and financial condition.

     Disclaimer. The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance and the level of incremental costs associated therewith, could be adversely affected by, among other things, the availability and cost of programming and testing resources, third party suppliers' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivatives and hedging activities and supersede and amend a number of existing accounting standards. SFAS 133 requires that all derivative be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders' equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2000, is not expected to have a material effect on the Company's consolidated financial statements.

FACTORS AFFECTING FUTURE RESULTS

     In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

     A number of factors could cause our quarterly financial results to be worse than expected, resulting in a decline in our stock price. Although we have been profitable on an annualized basis since 1990, due to the foregoing factors, we believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease. For more information regarding our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Our quarterly and annual revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

     - fluctuations in demand for our substrates due to reduction in the value of Asian currencies and the turmoil in the Asian financial markets;

     - our expense levels and expected research and development requirements;

     - our ability to develop and bring to market new products on a timely basis;

     - the volume and timing of orders from our customers;

     - the availability of raw materials;

     - fluctuations in manufacturing yields;

     - our manufacturing expansion in Beijing, China;

     - changes in the unit of products sold;

     - introduction of products and technologies by our competitors; and

     - costs relating to possible acquisitions and integration of technologies or businesses.

     For more information regarding our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     VGF is a new technique for producing substrates which must achieve widespread acceptance if we are to succeed. We believe that our competitors principally utilize the traditional LEC or HB crystal growing processes for producing semi-insulating and semi-conducting GaAs substrates. We further believe that we are the only high-volume supplier of semi-insulating and semi-conducting GaAs substrates which utilize the VGF technique, a newer technology than either the LEC or HB techniques. We cannot assure you that our current customers will continue to use our VGF-produced substrates or that additional companies will purchase our products manufactured from the VGF technique. Failure to gain increased market acceptance of our VGF technique by either current or prospective customers could materially adversely affect our operating results.

     A significant portion of our prospective customers are wireless communications manufacturers, fiber optic communications manufacturers and manufacturers of other high-speed semiconductor devices that use GaAs substrates produced using either the LEC or HB techniques. To establish the VGF technique as a preferred process for producing substrates for prospective customers, we must offer products with superior prices and performance on a timely basis and in sufficient volumes. We must also overcome the reluctance of these customers to purchase our GaAs substrates due to possible perceptions of risks relating to concerns about the quality and cost-effectiveness of our GaAs substrates when compared to substrates produced by the traditional LEC or HB techniques. In addition, potential GaAs substrate customers may be reluctant to rely on a relatively small company for critical materials used to manufacture their semiconductor devices.

     If we do not achieve acceptable yields of crystals and the successful and timely production of substrates, the shipment of our products would be delayed and our business adversely affected. The highly complex processes of growing crystals as well as other steps involved in manufacturing substrates which we engage in can be adversely affected by a number of factors, including the following:

     - chemical or physical defects in the crystals;

     - contamination of the manufacturing environment;

     - substrate breakage;

     - equipment failure; and

     - performance of personnel involved in the manufacturing process.

     We have been adversely affected in the past due to the occurrence of a combination of these factors which resulted in product shipment delays and adversely affected our business.

     A significant portion of our manufacturing costs are fixed. As a result, we must increase the production volume of substrates and improve yields in order to reduce unit costs, increase margins and maintain and improve our results of operations. Such decreases in production volume and yields could materially adversely affect our business, financial condition and results of operations.

     In the past, we have sometimes manufactured substrates which have not met certain customers' manufacturing process requirements. We have fixed such occurrences through minor changes to the substrates or the manufacturing process. Recurrence of such problems and our inability to solve them may materially hurt our performance.

     We have begun producing and shipping Ge and InP substrates in commercial volume. We also understand that we must achieve the same manufacturing capability for six inch GaAs wafers. We cannot assure you that we will be able to manufacture the Ge and InP substrate or the larger GaAs substrates in commercial volumes with acceptable yields. Our business, financial condition and results of operations would be materially adversely affected if we experience low yields of these substrates.

     Because substantially all of our revenue is derived from sales of our GaAs substrates, we are dependent on widespread market acceptance of these products. We currently derive substantially all of our revenues from sales of our GaAs substrates. We expect that revenue from GaAs substrates will account for a significant majority of our revenues for the next several years. GaAs substrates are primarily used in electronic applications such as wireless communications, fiber optic communications and other high-speed semiconductor devices, as well as in opto-electronic applications such as lasers and LEDs. If there is a decrease in demand for GaAs substrates by semiconductor device manufacturers or if new substrates for these electronic and opto-electronic applications are developed and successfully introduced by competitors, our revenues may decline and our business will be materially adversely affected.

     Further, other companies, including IBM, are actively involved in developing other devices which could provide the same high-performance, low power capabilities as GaAs-based devices at competitive prices, such as silicon-germanium based devices for use in certain wireless applications. If these silicon-germanium based devices are successfully developed and are adopted by semiconductor device manufacturers, demand for GaAs substrates could decrease. This development could cause our revenues to fall, which could adversely affect our business, financial condition and results of operations.

     In order to be successful, we must develop and introduce in a timely manner new substrates and continue to improve our current substrates to address customer requirements and compete effectively on the basis of price and performance. Recently, we have begun commercial shipments of Ge and InP substrates and are currently developing other substrates, including gallium phosphide and gallium nitride. Factors that may affect the success of product improvements and product introductions include the development of markets for such improvements and substrates, achievement of acceptable yields, price and market acceptance. Many of these factors are beyond our control. We cannot assure you that our product development efforts will be successful or that our new products will achieve market acceptance. To the extent that product improvements and new product introductions do not achieve market acceptance, our business, financial condition and results of operations would be materially adversely affected.

     Our limited ability to protect our intellectual property may adversely affect our ability to compete. We rely on a combination of patents, copyrights, trademarks and trade secret laws and contractual restrictions on employees, consultants and third parties from disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Policing unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We believe that, due to the rapid pace of technological innovation in the GaAs and other substrate markets, our ability to establish and maintain a position of technology leadership in the industry depends more on the skills of our development personnel than upon the legal protections afforded our existing technologies.

     To date, we have been issued one U.S. patent, which relates to the VGF technique, and have two U.S. patent applications pending, one which relates to the VGF technique. Additionally, we have one pending application for a Japanese patent but no issued foreign patents. We cannot assure you that:

     - the pending or any future U.S. or foreign patent applications will be approved;

     - any issued patents will protect our intellectual property;

     - third parties will not challenge the ownership rights of the patents or the validity of the patent applications;

     - the patents owned by others will not have an adverse effect on our ability to do business; or

     - others will not independently develop similar or competing technology or design around any patents issued to us.

     Moreover, the laws of certain foreign countries may not lend protection to our patents to the same extent as the laws of the United States. See "Business-Intellectual property" for more information regarding risks relating to protecting our intellectual property rights.

     If we infringe the proprietary rights of others, we may be forced to enter costly royalty or licensing agreements. We could in the future receive a claim that we are infringing the patent, trademark, copyright or other proprietary rights of other third parties. If any claims were asserted against us for violation of patent, trademark, copyright or other similar laws as a result of the use by us, our customers or other third parties of our products, those claims would be costly and time-consuming to defend, would divert our management's attention and could cause product delays. In addition, if we discovered we violated other third party rights, we could be required to enter into costly royalty or licensing agreements as a result of such claims. These royalty or licensing agreements may adversely affect our operating results.

     If we fail to comply with stringent environmental regulations, we may be subject to significant fines or the cessation of our operations. We are subject to federal, state and local environmental laws and regulations. Any failure to comply with present or future environmental laws and regulations could result in the imposition of significant fines on us, the suspension of production or a cessation of operations. In addition, existing or future changes in laws or regulations may require us to incur further significant expenditures or liabilities, or additional restriction in our operations. For more information regarding environmental regulations that affect our operations, see
"Business -- Environmental regulations."

     We purchase critical raw materials required to grow crystals from single or limited sources, and could lose sales if these sources fail to fill our needs. We do not have any long-term supply contracts with any of our suppliers, and we currently purchase raw materials required to grow crystals from single or a limited number of suppliers. For example, we purchase a majority of the gallium we use from Rhone-Poulenc.

     Due to our reliance on a limited group of suppliers, we are exposed to several risks such as the potential inability to obtain adequate supply of materials, reduced control over pricing of our products and meeting customer delivery schedules.

     We have experienced delays receiving orders of certain materials due to shortages. We may continue to experience these delays due to shortages of materials and as a result be subject to higher costs. Although we attempt to preempt supply interruptions by maintaining adequate levels of inventory of critical materials and attempts to obtain additional suppliers, shortages or price increases caused by suppliers may nevertheless recur.

     If we are unable to receive adequate and timely deliveries of critical raw materials, relationships with current and future customers could be harmed, which could materially adversely affect our business, financial condition and results of operations.

     We are subject to additional risks as a result of the recent completion of a new manufacturing facility. In connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 30,000 square foot facility in Beijing, China. in 1998. The improvements to the new facility subject us to significant risks, including:

     - unavailability or late delivery of process equipment;

     - unforeseen engineering problems;

     - work stoppages;

     - unanticipated cost increases; and

     - unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits and building permits.

     If any of the above occur, it could materially adversely affect operations under the new facility which in turn would materially adversely affect our business, financial condition and results of operations.

     Finally, the operation of the new facility, together with the recent expansion of our current facility by approximately 30,000 square feet, will also expose us to additional risks. For example, the additional fixed operating expenses associated with the new facility may only be offset by sufficient increases in product revenues. We cannot assure you that the demand for our products will grow as we currently expect, and if this does not occur, we would not be able to offset the costs of operating the new facility, which may materially adversely affect our results of operations.

     We must effectively respond to rapid technological changes by continually introducing new products that achieve broad market acceptance. We and our customers compete in a market that is characterized by rapid technological changes and continuous improvements in substrates. Accordingly, our future success depends upon whether we can apply our proprietary VGF technique to develop new substrates that meet the needs of customers and compete effectively on the basis of quality, price and performance. If we are unable to timely develop new, economically viable products that meet market demands, our revenues will decline, which could adversely affect our results of operation and cause the price of our stock to fall.

     It is difficult to predict accurately the time required and the costs involved in researching, developing and engineering new products. Thus, our actual development costs could exceed budgeted amounts and our product development schedules could require extension. We have experienced product development delays in the past and may experience similar delays in the future which could materially adversely affect our business. For example, our introduction of InP substrates was delayed approximately six months as a result of delays in the finalization of the manufacturing process for these substrates. In addition, if we are unable to introduce reliable quality products, we could suffer from reduced orders, higher manufacturing costs, product returns and additional service expenses, all of which could result in lower revenues.

     The sales cycle for our GaAs substrates is long and we may incur substantial, non-recoverable expenses or devote significant resources to sales that do not occur as anticipated. We have experienced and continue to experience delays in obtaining purchase orders for GaAs substrates while customers evaluate our substrates. A customer's decision to purchase our GaAs substrates is based upon whether the customer prefers substrates developed using our proprietary VGF technique or substrates developed using the more traditional LEC and HB techniques. The amount of time it takes for a customer to evaluate our GaAs substrates typically ranges from three months to a year or more, depending on the amount of time required to test and qualify substrates from new vendors. Since our substrates are generally incorporated into a customer's products at the design stage, the customer's decision to use our substrates often precedes volume sales, if any, by a significant period. If a customer decides at the design stage not to incorporate our substrates into its products, we may not have another opportunity to sell substrates for those products for many months or even years. Thus, our GaAs substrates typically have a lengthy sales cycle, during which we may expend substantial funds and sales, marketing and management efforts to attract the potential customer. However, there is a risk that these expenditures may not result in sales. Consequently, if sales forecasted from a specific customer for a particular quarter are not delivered in that quarter, we may be unable to compensate for the shortfall, which could materially adversely affect our operating results.

     We anticipate that sales of any future products under development will have similar lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our GaAs substrates.

     The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 35.5%, 34.9% and 39.5% of our revenues in 1996, 1997 and 1998, respectively. Our customers are not obligated to purchase any specified quantity of products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty.

     Our substrates are typically one of many components used in semiconductor devices produced by our customers. Demand for our products is therefore subject to many factors beyond our control, including:

     - demand for our customers' products;

     - competition faced by our customers in their particular industries;

     - the technical, sales and marketing and management capabilities of our customers; and

     - the financial and other resources of our customers.

     In the past, we have experienced reductions, cancellations and delays in customer orders. If any one of our major customers reduces, cancels or delays orders in the future, our business, financial condition and results of operation could be materially adversely affected.

     Intense competition in the market for GaAs substrates could prevent us from increasing revenue and sustaining profitability. The market for GaAs substrates is intensely competitive. In the semi-insulating GaAs substrates market, our principal competitors currently include:

     - Freiberger Compound Materials;

     - Hitachi Cable;

     - Litton Airtron; and

     - Sumitomo Electric Industries.

     We also compete with manufacturers that produce GaAs substrates for their own use. In addition, we compete with companies, such as IBM, that are actively developing alternative materials to GaAs. As we enter new markets, such as the Ge and InP substrate markets, we expect to face competitive risks similar to those for our GaAs substrates.

     Many of our competitors and potential competitors have a number of significant advantages over us, including:

     - having been in the business longer than we have;

     - more manufacturing experience;

     - more established technologies than our VGF technique;

     - broader name recognition; and

     - significantly greater financial, technical and marketing resources.

     Our competitors could develop enhancements to the LEC, HB or VGF techniques that are superior to ours in terms of price and performance. Our competitors also could intensify price-based competition, resulting in lower prices and margins. For more information regarding the risks we face from our competitors, see "Business -- Competition."

     We derive a significant portion of our revenues from international sales and our ability to sustain and increase our international sales involve significant risks. Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our revenues. International sales, excluding Canada, represented 34.1% and 28.8% of our total revenues in 1997 and 1998, respectively. Sales to customers located in Japan and other Asian countries represented 23.5% and 18.7% of our total revenues in 1997 and 1998. Sales to customers in Japan, in particular, accounted for 17.1% and 11.5% of our total revenues in 1997 and 1998, respectively. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries who sell their products worldwide, will continue to represent a significant portion of our revenues.

     Our dependence on international sales involves a number of risks, including:

     - import restrictions and other trade barriers;

     - unexpected changes in regulatory requirements;

     - longer periods to collect accounts receivable;

     - export license requirements;

     - political and economic instability (in particular, the current instability of the economies of Japan and other Asian countries); and

     - unexpected changes in diplomatic and trade relationships.

     Our sales, except for sales by our Japanese subsidiary, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In 1996, 1997 and 1998, we incurred foreign exchange losses of $114,000, $186,000 and $24,000, respectively. If we do not effectively manage the risks associated with international sales, our business, financial condition and results of operations could be materially adversely affected. In order to minimize our foreign exchange risk, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

     If we lose certain key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or achieve our objectives. Our success depends to a significant degree upon the continued service of Morris S. Young, Ph.D., AXT's President and Chief Executive Officer, as well as other key management and technical personnel. We neither have long-term employment contracts with, nor key person life insurance on, any of our key personnel. In addition, our management team has limited experience as executive officers of a public company.

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. The competition for these employees is intense, especially in Silicon Valley, and there can be no assurance that we will be successful in attracting and retaining new personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could make it difficult for us to manage our business and meet key objectives, such as product introduction, on time.

     Continued rapid growth may strain our operations. We have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our operations. To accommodate this anticipated growth, we will be required to:

     - improve existing and implement new operational and financial systems, procedures and controls;

     - hire, train and manage additional qualified personnel;

     - effectively manage multiple relationships with our customers, suppliers and other third parties; and

     - maintain effective cost controls.

     We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned personnel systems, procedures and controls may not be adequate to support our future operations. We are in the process of installing a new management information system; however, the functionality of this new system has not been fully implemented. The difficulties associated with installing and implementing these new systems, procedures and controls may place a significant burden on our management and our internal resources. In addition, international growth will require expansion of our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of such new or enhanced systems, products and controls, or any disruption in the transition to such new or enhanced systems, products and controls, could adversely affect our ability to accurately forecast sales demand, manage manufacturing, purchasing and inventory levels, and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could affect our revenues and adversely impact our profitability.

     Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business. The year 2000 computer issue creates a risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists in four areas:

     - potential warranty or other claims from our customers;

     - systems we used to run our business;

     - systems used by our suppliers; and

     - the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

     We are currently evaluating our exposure in all of these areas.

     We are in the process of conducting a comprehensive inventory and evaluation of the information systems used to run our business. We have a number of projects underway to replace older systems that are known to be year 2000 non-compliant. Other systems, which are identified as non-compliant, will be upgraded or replaced. For the year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to our operating results. However, if implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, our operating results or financial condition could be materially adversely affected.

     We have contacted more than thirty key suppliers to determine if their operations and the products and services they provide are year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of suppliers to be year 2000 ready. However, such failures remain a possibility and could have an adverse impact on our operating results or financial condition.

     We believe our current products are year 2000 compliant; however, since all customer situations cannot be anticipated, we may see an increase in warranty and other claims as a result of the year 2000 transition. In addition, litigation regarding year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on our operating results or financial condition.

     Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customers' spending patterns could have a material adverse impact on our business, operating results or financial condition.

     We may engage in future acquisitions that we must successfully integrate into our business and that may dilute our stockholders and cause us to assume contingent liabilities. As part of our business strategy, we may in the future review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

     - issue equity securities which would dilute current stockholders' percentage ownership;

     - incur substantial debt; or

     - assume contingent liabilities.

     Such actions by us could materially adversely affect our operating results and/or the price of our common stock.

     Any future acquisitions creates risks for us, including:

     - difficulties in the assimilation of acquired personnel, operations, technologies or products;

     - unanticipated costs associated with the acquisition could materially adversely affect our operating results;

     - diversion of management's attention from other business concerns;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks of entering markets where we have no or limited prior experience;

     - potential loss of key employees of acquired organizations; and

     - loss of customers that, through product acquisition, now become competitors.

     These risks and difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, operating results and financial condition.

     We may need additional capital to fund our future operations which may not be available. We believe that our cash balances and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. We do not currently anticipate the need for additional capital but if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders.

     On December 1, 1998, we raised approximately $11.6 million by issuing variable rate taxable demand revenue bonds series 1998 for:

     - the purchase of a commercial building and to finance tenant improvements at 4281 Technology Drive, Fremont, California;

     - to refinance an existing loan and to finance tenant improvements on our principal offices; and

     - the permanent financing for an existing bank construction loan.

     These debt securities have rights, preferences and privileges that are senior to holders of common stock, as other debt securities which we may issue in the future would be, and the term of any debt could impose restrictions on our operations. We cannot assure you that if we required additional capital, it will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Our executive officers and directors control 21% of our common stock and are able to significantly influence matters requiring stockholder approval. Executive officers, directors and entities affiliated with them, in the aggregate, currently beneficially own approximately 21% of our outstanding common stock. These stockholders, if acting together, are able to significantly influence all matters requiring our stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could delay or prevent a change of control of AXT and could reduce the likelihood of an acquisition of AXT at a premium price.

     Provisions in our charter or agreements may delay or prevent a change of control. Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a merger or acquisition or a change of control or changes in our management. These provisions include, among others:

     - the division of the board of directors into three separate classes of three year terms;

     - the right of the board to elect the director to fill a space created by the expansion of the board;

     - the ability of the board to alter our bylaws;

     - authorizing the issuance of up to 2,000,000 shares of "blank check" preferred stock; and

     - the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

     Furthermore, because we are incorporated in Delaware, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit certain large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

     - 66 2/3% of the shares of voting stock not owned by this large stockholder approve the merger or combination, or

     - the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

     Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuate significantly since we began trading on the Nasdaq national market. In 1998, our stock price closed as low as $6.00 and as high as $15.50. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

     - actual or anticipated fluctuations in our quarterly or annual operating results;

     - changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

     - announcements of technological innovations by us or our competitors;

     - new product introduction by us or our competitors;

     - large customer orders or order cancellations; and

     - the operating and stock price performance of other comparable companies.

     In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since many of our Japanese invoices are denominated in yen, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of December 31, 1998, our outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $1.6 million equivalent. Many of the contracts were entered six months prior to the due date and the dates coincide with the receivable terms we have on the invoices. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     The SEC allows us include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file your definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No. 1 -- Election of Directors" and in Part I of this report under the heading "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to information set forth in the definitive Proxy Statement under the heading "Executive Compensation and Other matters."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Executive Compensation and Other matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
         Report of Independent Accountants...........................   37
         Consolidated Balance Sheets as of December 31, 1997 and
         1998........................................................   38
         Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1997, and 1998...........................   39
         Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 1996, 1997 and 1998................   40
         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1997, and 1998...........................   41
         Notes to Consolidated Financial Statements..................   42
    (2)  Financial Statement Schedules
         All schedules have been omitted because the required
         information is not present or not present in amounts
         sufficient to require submission of the schedules or because the information required is included in the Consolidated
         Financial Statements or Notes thereto.
    (3)  Exhibits
         See Index to Exhibits on page 54 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on form 8-K

     None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American Xtal Technology, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of American Xtal Technology, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 28, 1999

                         AMERICAN XTAL TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 3,054    $16,122
  Accounts receivable, less allowance for doubtful accounts
     of $100 and $550.......................................    6,005      8,902
  Inventories...............................................    8,361     20,579
  Prepaid expenses and other current assets.................      858      2,507
  Deferred income taxes.....................................      225        466
                                                              -------    -------
          Total current assets..............................   18,503     48,576
Property, plant and equipment...............................   12,110     26,447
                                                              -------    -------
          Total assets......................................  $30,613    $75,023
                                                              =======    =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,722    $ 3,455
  Accrued liabilities.......................................    1,827      2,323
  Current portion of long-term debt.........................      745      1,730
                                                              -------    -------
          Total current liabilities.........................    4,294      7,508
Long-term debt, net of current portion......................    7,728     16,347
                                                              -------    -------
          Total liabilities.................................   12,022     23,855
                                                              -------    -------
Contingencies (Note 12)
Stockholders' equity:
  Convertible preferred stock, no par value, 25,000,000
     shares authorized, 10,128,737 and 0 shares issued and
     outstanding............................................    8,553         --
  Common stock, no par value, 100,000,000 shares authorized,
     3,041,531 shares with no par value and 16,116,675
     shares with $0.001 par value issued and outstanding....      867         16
  Additional paid in capital................................       --     35,537
  Deferred compensation.....................................     (220)      (327)
  Retained earnings.........................................    9,584     15,910
  Accumulated other comprehensive income -- cumulative
     translation adjustments................................     (193)        32
                                                              -------    -------
          Total stockholders' equity........................   18,591     51,168
                                                              -------    -------
          Total liabilities and stockholders' equity........  $30,613    $75,023
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
Revenues:
  Product revenues..........................................  $14,222    $23,014    $41,493
  Contract revenues.........................................    2,005      2,321      1,797
                                                              -------    -------    -------
          Total revenues....................................   16,227     25,335     43,290
Cost of revenues:
  Cost of product revenues..................................    9,270     13,674     24,550
  Cost of contract revenues.................................      795      1,553        804
                                                              -------    -------    -------
          Total cost of revenues............................   10,065     15,227     25,354
                                                              -------    -------    -------
Gross profit................................................    6,162     10,108     17,936
Operating expenses:
  Selling, general and administrative.......................    2,033      2,959      5,016
  Research and development..................................      592      1,289      2,504
                                                              -------    -------    -------
          Total operating expenses..........................    2,625      4,248      7,520
                                                              -------    -------    -------
Income from operations......................................    3,537      5,860     10,416
Interest expense............................................     (170)      (570)      (781)
Interest and other income (expense).........................      (72)       (34)       568
                                                              -------    -------    -------
Income before provision for income taxes....................    3,295      5,256     10,203
Provision for income taxes..................................    1,249      1,998      3,877
                                                              -------    -------    -------
Net income..................................................  $ 2,046    $ 3,258    $ 6,326
                                                              =======    =======    =======
Net income per share:
  Basic.....................................................  $  0.71    $  1.11    $  0.42
                                                              =======    =======    =======
  Diluted...................................................  $  0.17    $  0.25    $  0.42
                                                              =======    =======    =======
Shares used in net income per share calculations:
  Basic.....................................................    2,882      2,938     14,928
                                                              =======    =======    =======
  Diluted...................................................   11,811     12,839     15,177
                                                              =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                   ACCUMULATED
                                                                                                                      OTHER
                                                                                                                  COMPREHENSIVE
                                  CONVERTIBLE                                                                       INCOME --
                                PREFERRED STOCK         COMMON STOCK       ADDITIONAL                              CUMULATIVE
                             ---------------------   -------------------    PAID IN       DEFERRED     RETAINED    TRANSLATION
                               SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL     COMPENSATION   EARNINGS    ADJUSTMENTS
                             -----------   -------   ----------   ------   ----------   ------------   --------   -------------
Balance at January 1,
  1996.....................    8,928,737   $ 2,618    2,848,956   $ 107     $    --        $  --       $ 4,280        $  --
Common stock options
  exercised................           --        --       40,750      52          --           --            --           --
Comprehensive income
  Net income...............           --        --           --      --          --           --         2,046           --
  Other comprehensive
    income
    Currency translation
      adjustment...........           --        --           --      --          --           --            --         (104)
Comprehensive income.......           --        --           --      --          --           --            --           --
                             -----------   -------   ----------   ------    -------        -----       -------        -----
Balance at December 31,
  1996.....................    8,928,737     2,618    2,889,706     159          --           --         6,326         (104)
Issuance of series C
  convertible preferred
  stock in March 1997 at
  $5.00 per share, net of
  issuance costs...........    1,200,000     5,935           --      --                                     --           --
                                                                                            ----
Common stock options
  exercised................           --        --      151,825     386          --           --            --           --
Deferred compensation......           --        --           --     322          --         (322)           --           --
Amortization of deferred
  compensation.............           --        --           --      --          --          102            --           --
Comprehensive income
  Net income...............           --        --           --      --          --           --         3,258           --
  Other comprehensive
    income
    Currency translation
      adjustment...........           --        --           --      --          --           --            --          (89)
Comprehensive income.......           --        --           --      --          --           --            --           --
                             -----------   -------   ----------   ------    -------        -----       -------        -----
Balance at December 31,
  1997.....................   10,128,737     8,553    3,041,531     867          --         (220)        9,584         (193)
Common stock with no par
  value converted to common
  stock of $0.001 par
  value....................           --        --           --    (864)        864           --            --           --
Conversion of preferred
  stock to common stock....  (10,128,737)   (8,553)  10,128,737      10       8,543           --            --           --
Common stock options
  exercised................           --        --       71,407      --         138           --            --           --
Issuance of common stock
  upon initial public
  offering, net of issuance
  costs....................           --        --    2,875,000       3      25,789           --            --           --
Deferred compensation......           --        --           --      --         203         (203)           --           --
Amortization of deferred
  compensation.............           --        --           --      --          --           96            --           --
Comprehensive income
  Net income...............           --        --           --      --          --           --         6,326           --
  Other comprehensive
    income
    Currency translation
      adjustment...........           --        --           --      --          --           --            --          225
Comprehensive income.......           --        --           --      --          --           --            --           --
                             -----------   -------   ----------   ------    -------        -----       -------        -----
Balance at December 31,
  1998.....................           --   $    --   16,116,675   $  16     $35,537        $(327)      $15,910        $  32
                             ===========   =======   ==========   ======    =======        =====       =======        =====


                                       COMPREHENSIVE
                              TOTAL       INCOME
                             -------   -------------
Balance at January 1,
  1996.....................  $ 7,005      $    --
Common stock options
  exercised................       52           --
Comprehensive income
  Net income...............    2,046        2,046
  Other comprehensive
    income
    Currency translation
      adjustment...........     (104)        (104)
                                          -------
Comprehensive income.......       --      $ 1,942
                             -------      =======
Balance at December 31,
  1996.....................    8,999
Issuance of series C
  convertible preferred
  stock in March 1997 at
  $5.00 per share, net of
  issuance costs...........    5,935           --
Common stock options
  exercised................      386           --
Deferred compensation......       --           --
Amortization of deferred
  compensation.............      102           --
Comprehensive income
  Net income...............    3,258        3,258
  Other comprehensive
    income
    Currency translation
      adjustment...........      (89)         (89)
                                          -------
Comprehensive income.......       --      $ 3,169
                             -------      =======
Balance at December 31,
  1997.....................   18,591
Common stock with no par
  value converted to common
  stock of $0.001 par
  value....................       --           --
Conversion of preferred
  stock to common stock....       --
Common stock options
  exercised................      138           --
Issuance of common stock
  upon initial public
  offering, net of issuance
  costs....................   25,792           --
Deferred compensation......       --           --
Amortization of deferred
  compensation.............       96           --
Comprehensive income
  Net income...............    6,326        6,326
  Other comprehensive
    income
    Currency translation
      adjustment...........      225          225
                                          -------
Comprehensive income.......       --      $ 6,551
                             -------      =======
Balance at December 31,
  1998.....................  $51,168
                             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1996       1997        1998
                                                              -------    -------    --------
Cash flows from operating activities:
  Net income................................................  $ 2,046    $ 3,258    $  6,326
  Adjustments to reconcile net income to cash provided by
     (used in) operations:
  Depreciation and amortization.............................      867      1,164       2,048
  Deferred income taxes.....................................      (43)       264        (241)
  Stock compensation........................................       --        102          96
  Changes in assets and liabilities:
     Accounts receivable....................................     (578)    (3,013)     (2,897)
     Inventories............................................   (2,298)    (4,406)    (12,218)
     Prepaid expenses and other current assets..............     (149)       (84)     (1,649)
     Accounts payable.......................................      247        894       1,733
     Accrued liabilities....................................      382        665         496
                                                              -------    -------    --------
          Net cash provided by (used in) operating
            activities......................................      474     (1,156)     (6,306)
                                                              -------    -------    --------
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (3,946)    (4,856)    (16,385)
                                                              -------    -------    --------
          Net cash used in investing activities.............   (3,946)    (4,856)    (16,385)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from the issuance of common stock, net...........       52        386      25,930
  Proceeds from the issuance of convertible preferred
     stock..................................................       --      5,935          --
  Payments of short-term bank borrowings....................     (300)      (300)         --
  Proceeds from long-term debt borrowings...................    3,469      2,654      13,942
  Payments of long-term debt borrowings.....................       --         --      (4,338)
  Proceeds from (payments of) notes payable to related
     parties................................................      276       (276)         --
                                                              -------    -------    --------
          Net cash provided by financing activities.........    3,497      8,399      35,534
                                                              -------    -------    --------
Effect of exchange rate changes.............................     (104)       (89)        225
                                                              -------    -------    --------
Net increase (decrease) in cash and cash equivalents........      (79)     2,298      13,068
Cash and cash equivalents at beginning of year..............      835        756       3,054
                                                              -------    -------    --------
Cash and cash equivalents at end of year....................  $   756    $ 3,054    $ 16,122
                                                              =======    =======    ========
Supplemental disclosures:
  Interest paid.............................................  $   203    $   579    $    781
                                                              =======    =======    ========
  Income taxes paid.........................................  $   794    $ 1,814    $  4,378
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     American Xtal Technology, Inc. (the "Company") was incorporated in California in December 1986 and reincorporated in Delaware in 1998. The Company uses a proprietary vertical gradient freeze ("VGF") technique to produce high-performance compound semiconductor base materials, or substrates, for use in a variety of electronic and opto-electronic applications. The Company manufactures and sells gallium arsenide ("GaAs"), indium phosphide ("InP") and germanium ("Ge") substrates. The Company also has research and development contracts with the U.S. Department of Defense ("DOD") and other third parties for developing GaAs and other substrates.

     In May 1998, the Company completed its initial public offering ("IPO") and issued 2,875,000 shares of its common stock at $10.00 per share, including the shares from an over-allotment option. The Company received cash of approximately $25,792,000 net of underwriting discounts, commissions and IPO expenses. Upon the closing of the IPO, all outstanding shares of the Company's then convertible preferred stock were automatically converted into shares of common stock.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Foreign Currency Translation

     The functional currencies of the Company's Japanese and Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the US dollar for the Company or in the local currencies for the subsidiaries are included in the results of operations for the year.

     The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

  Revenue Recognition

     Product revenues are generally recognized upon shipment. The Company provides an allowance for estimated returns at the time revenue is recognized. Contract revenues are recognized under the percentage of completion method based on costs incurred relative to total contract costs. Costs associated with contract revenues are included in cost of contract revenues. All costs of contract revenues are research and development expenses which are funded by the contract.

  Concentration of Credit Risk

     The Company manufactures and distributes GaAs, InP and Ge substrates and performs services under research and development contracts. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company invests primarily in

                         AMERICAN XTAL TECHNOLOGY, INC.

money market accounts and commercial paper instruments. Cash equivalents are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

     The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally does not require collateral. No customer represented greater than 10.0% of product revenues in fiscal years 1996 and 1997, and one customer in 1998, represented 14.2% of product revenues. For fiscal 1996, one government entity represented 91.3% of contract revenues. For fiscal 1997, one government entity and a third party represented 47.4% and 52.6%, respectively, of contract revenues. For fiscal 1998, one government entity represented 100% of contract revenues. No customer accounted for 10% or more of the trade accounts receivable balance as of December 31, 1997, and 1998.

  Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Inventory

     Inventory is stated at the lower of cost or market, cost being determined using the weighted average method.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, generally five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Based on its most recent analysis, the Company believes that there was no impairment of its property, plant and equipment as of December 31, 1998.

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations thereof. Accordingly, compensation costs for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the stock option exercise price. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

  Income Taxes

     The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.

                         AMERICAN XTAL TECHNOLOGY, INC.

  Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. The difference between net income and comprehensive income for the Company relates to foreign currency translation adjustments. Comprehensive income for the years ended December 31, 1996, 1997 and 1998 is disclosed in the Statement of Stockholders' Equity.

  Segment Reporting

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segment profit or loss, certain specific revenue and expense items, and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets, and about major customers. (See Note 11 for these disclosures).

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders' equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2000, is not expected to have a material effect on the Company's consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

NOTE 2. BALANCE SHEET DETAIL

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Inventories:
  Raw materials..........................................  $ 2,224    $ 7,687
  Work in process........................................    5,623     12,059
  Finished goods.........................................      514        833
                                                           -------    -------
                                                           $ 8,361    $20,579
                                                           =======    =======
Property, plant and equipment:
  Land...................................................  $ 1,120    $ 1,120
  Building...............................................    4,731     14,191
  Machinery and equipment................................    8,130     13,668
  Leasehold improvements.................................      240        256
  Construction in progress...............................    1,773      3,144
                                                           -------    -------
                                                            15,994     32,379
  Less: Accumulated depreciation and amortization........    3,884      5,932
                                                           -------    -------
                                                           $12,110    $26,447
                                                           =======    =======
Accrued liabilities:
  Accrued compensation...................................  $   690    $   934
  Accrued income tax.....................................      282         --
  Customer advances......................................      260         --
  Allowance for sales returns............................      247        336
  Other..................................................      348      1,053
                                                           -------    -------
                                                           $ 1,827    $ 2,323
                                                           =======    =======

NOTE 3. DEBT

     On September 11, 1995, the Company obtained a bank loan of up to $4.5 million to finance the construction of a new commercial building in Fremont, California. The loan, which was due on September 11, 1996, was refinanced with two new loans:

     (1) On October 1, 1996, the Company obtained a loan for $3.5 million from a commercial bank. The loan has an interest rate of 8.3% per annum, matures in 2006 and is secured by the land and building. The loan was fully repaid as of December 31, 1998.

     (2) On August 15, 1996, the Company obtained a $1.0 million debenture loan from the Bay Area Employment Development Company guaranteed by the U.S. Small Business Administration. The loan has an interest rate of 7.3% per annum, matures in 2016 and is subordinate to the $3.5 million bank loan. As of December 31, 1997 and 1998, $1.0 million and $0.9 million was outstanding under this debenture loan, respectively.

     The Company obtained equipment loans from several different banks through financing companies to finance the purchase of new manufacturing equipment for the Company's Fremont, California facility. These loans have a maturity of five years with interest rates ranging from 6.0% to 9.0% per annum. These loans are secured by the machinery and equipment purchased with the loans. As of December 31, 1997 and 1998, $3.2 million and $5.5 million was outstanding under these loans, respectively.

                         AMERICAN XTAL TECHNOLOGY, INC.

     In November 1996, the Company obtained a $3.0 million line of credit ("LOC") with a bank which expired in April 1998. In March 1998, the Company obtained a $15.0 million LOC which expires in May 1999 to replace the $3.0 million LOC. The $15.0 million LOC is secured by the Company's business assets, excluding equipment. Borrowings under the $15.0 million LOC bear interest at the bank's prime interest rate plus one-half percent. The $15.0 million LOC is subject to certain financial covenants regarding current financial ratios and cash flow requirements which have all been met as of December 31, 1998. At December 31, 1997 and 1998, no amount was outstanding under the LOC.

     In May 1997, the Company obtained a bank loan for $1.4 million under the $3.0 million LOC. The loan was to finance construction of manufacturing facility. The loan consisted of two parts: (i) a loan for $750,000 which bears interest at the bank's prime rate plus one percent and is secured by property and (ii) a loan for $690,000 which bears interest at the bank's prime rate plus one-half percent and is secured by the Company's business assets, excluding equipment, which was assumed under the LOC. At the time of building completion, the $750,000 loan is convertible into a new term loan with a maturity of ten years and an interest rate fixed at the nine-year U.S. Treasury Bond yield plus 2.3% and will be secured by the land and building. At December 31, 1997, $106,000 was outstanding at an interest rate of 8.3% per annum. During the year ended December 31, 1998, this construction loan was fully prepaid.

     In December 1998, the Company completed the sale of $11.6 million bonds. The bonds, which are secured by a letter of credit from a bank, have a term of 25 years, bear interest at 200 basis points below prime (5.6% at December 31, 1998). Repayment of principal and interest under the bonds is by installment payments on a quarterly basis. The Company has an option to redeem in whole or in part of the bonds during the term of the bonds.

     The aggregate future repayments of long-term debt outstanding at December 31, 1998 are $2.8 million in 1999, $2.9 million in 2000, $2.9 million in 2001,
$2.6 million in 2002, $1.7 million in 2003 and $10.6 million thereafter. A total interest amount of $5.4 million is included in these aggregate future repayments.

NOTE 4. RESEARCH AND DEVELOPMENT CONTRACTS

     In March 1994, the Company was awarded a four-year, $6.1 million contract under the DOD Title III program for the development of GaAs substrates. The Title III contract is comprised of three different contract components: A cost-plus-fixed-fee component totaling $1.2 million, a firm-fixed-price ("FFP") component totaling $4.4 million and a $500,000 component consisting of a bonus award. The bonus award may be earned upon reaching specific contract milestones. Under the FFP component, 10.0% of the cost reimbursement is withheld by the DOD until the completion of the project in May 1998. The amounts relating to this 10.0% withholding were $625,000, $319,000, and $325,000 at December 31, 1996,
1997 and 1998, respectively.

     For the years ended December 31, 1996, 1997 and 1998, the Company recognized contract revenues of $1.5 million, $364,000 and $416,000, respectively, under the Title III contract. For the years ended December 31, 1996, 1997 and 1998, the Company incurred costs of $468,000, $211,000 and $87,000, respectively, under the Title III contract. As of December 31, 1998, the Title III contract was completed and the total contract revenue of $6.1 million had been completely recognized.

     Certain products were manufactured under the Title III contract and the costs were charged to such contracts. As permitted under the contract, the products were sold to third parties, generating product revenues of $95,000, $0 and $0 for the years ended December 31, 1996, 1997 and 1998, respectively.

     In January 1997, the Company was awarded a $1.2 million contract from a third party. The contract was an FFP contract under which the Company produced Ge substrates. The contract was completed in July 1997. For the year ended December 31, 1997, the Company recognized contract revenues of $1.2 million and incurred contract costs of $1.1 million under the contract.

                         AMERICAN XTAL TECHNOLOGY, INC.

     In May 1997, the Company was awarded a $2.5 million, 30-month contract under the DOD Title III program. In August 1998, the contract was amended such that the work scope was extended and the total contract amount was increased to $3.1 million. The contract is a cost-sharing agreement for the development of InP substrates. Contract revenues are recognized under the percentage of completion method based on total estimated revenue and the proportion of costs incurred relative to total contract costs. For the years ended December 31, 1997 and 1998, the Company recognized contract revenues of $661,000 and $1,238,000, respectively and incurred contract costs of $252,000 and $628,000, respectively under this contract.

     The Company has no additional obligations with regards to any of the above research and development contracts.

NOTE 5. FOREIGN EXCHANGE CONTRACTS AND TRANSACTION LOSSES

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. During the year ended December 31, 1998, the Company bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. These contracts are accounted for using hedge accounting, under which the change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of December 31, 1998, the Company's outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total value of approximately $1.6 million.

     During the years ended December 31, 1996, 1997 and 1998, the Company incurred foreign transaction exchange losses of $114,000, $186,000 and $24,000, respectively.

NOTE 6. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Current:
  Federal........................................  $1,116    $1,571    $3,627
  State..........................................     178        79       441
  Foreign........................................      --        84        50
                                                   ------    ------    ------
          Total current..........................   1,294     1,734     4,118
                                                   ------    ------    ------
Deferred:
  Federal........................................     (36)      235      (228)
  State..........................................      (9)       29       (13)
                                                   ------    ------    ------
          Total deferred.........................     (45)      264      (241)
                                                   ------    ------    ------
          Total provision........................  $1,249    $1,998    $3,877
                                                   ======    ======    ======

                         AMERICAN XTAL TECHNOLOGY, INC.

     The following is a reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                       1996      1997      1998
                                                       -----     -----     -----
Statutory federal income tax rate....................  34.0%     34.0%     34.0%
State income taxes, net of federal tax benefits......   4.7       4.1       2.7
Foreign sales corporation benefit....................  (2.4)     (1.7)     (1.7)
Foreign income taxed at higher rate..................    --       1.6       0.2
Other................................................   1.6       0.0       2.8
                                                       ----      ----      ----
Effective tax rate...................................  37.9%     38.0%     38.0%
                                                       ====      ====      ====

     Deferred tax assets (liabilities) are summarized as follows:

                                                               DECEMBER 31,
                                                              --------------
                                                              1997     1998
                                                              ----    ------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Bad debt and inventory reserves...........................  $497    $  816
  Vacation accrual..........................................    67        75
  State taxes...............................................    13       137
  Other.....................................................    --       181
                                                              ----    ------
  Deferred tax assets.......................................   577     1,209
Deferred tax liabilities:
  Depreciation..............................................  (352)     (743)
                                                              ----    ------
          Net deferred tax asset............................  $225    $  466
                                                              ====    ======

NOTE 7. RETIREMENT SAVINGS PLAN

     The Company has a 401(k) Savings Plan (the "Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after one year from the date of hire. Participants may contribute up to 6.0% of their earnings to the Savings Plan with a discretionary matching amount provided by the Company. The Company's contributions to the Savings Plan for the years ended December 31, 1996, 1997 and 1998 were $69,000, $87,000 and $101,000, respectively.

NOTE 8. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

Stock Option Plans

     In 1993, the Company adopted the 1993 Stock Option Plan ("1993 Plan") which provides for granting of incentive and non-qualified stock options to employees, consultants, and directors of the Company. Under the 1993 Plan, 880,000 shares of common stock have been reserved for issuance as of December 31, 1998. Options granted under the 1993 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1993 Plan generally vest 25.0% upon grant and 25.0% each year thereafter, with full vesting occurring on the third anniversary of the grant date.

     In May 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") which provides for granting of incentive and non-qualified stock options to employees, consultants and directors of the Company. Under the 1997 Plan, 2,800,000 shares of common stock have been reserved for issuance as of December 31,

                         AMERICAN XTAL TECHNOLOGY, INC.

1998. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10.0% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25.0% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

     The following summarizes the Company's stock option activity under the 1993 Plan and the 1997 Plan and related weighted average exercise price within each category for each of the years ended December 31, 1996, 1997 and 1998:

                                            SHARES       OPTIONS     WEIGHTED AVERAGE
                                          AVAILABLE    OUTSTANDING     OPTION PRICE
                                          ----------   -----------   ----------------
Balance at December 31, 1995............     322,594      244,900         $1.53
  Granted...............................          --           --            --
  Exercised.............................          --      (40,750)         1.26
  Canceled..............................          --           --            --
                                          ----------    ---------
Balance at December 31, 1996............     322,594      204,150          1.58
  Additional shares authorized..........   1,367,000           --            --
  Granted...............................  (1,315,100)   1,315,100          4.95
  Exercised.............................          --     (151,825)         2.54
  Canceled..............................      24,475      (24,475)         3.38
                                          ----------    ---------
Balance at December 31, 1997............     398,969    1,342,950          4.77
  Additional shares authorized..........   1,500,000           --            --
  Granted...............................    (246,000)     246,000          7.10
  Exercised.............................          --      (71,407)         1.94
  Canceled..............................     100,968     (100,968)         5.39
                                          ----------    ---------
Balance at December 31, 1998............   1,753,937    1,416,575          5.25
                                          ==========    =========

     At December 31, 1996, 1997 and 1998, options for 107,450, 76,725 and
956,827 shares, respectively, were vested.

     During the years ended December 31, 1997 and 1998, the Company granted options for the purchase of 1,315,100 shares and 246,000 shares, respectively, of common stock to employees at a weighted average exercise price of $4.95 per share and $7.10 per share, respectively. Management calculated deferred compensation of $322,000 and $203,000 related to options granted during the years ended December 31, 1997 and 1998, respectively. Such deferred compensation is amortized over the vesting period relating to these options of which approximately $102,000 and $96,000 was amortized during the years ended December 31, 1997 and 1998, respectively.

     Information relating to stock options outstanding under the 1993 Plan and the 1997 Plan at December 31, 1998 is as follows:

                                                        OPTIONS OUTSTANDING
                                          -----------------------------------------------
                                                            WEIGHTED
                                                            AVERAGE           WEIGHTED
                                            NUMBER         REMAINING          AVERAGE
                                          OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE
                                          -----------   ----------------   --------------
Range of exercise prices:
  $1.20 - $1.90.........................      43,675       6.6 years           $1.56
  $5.00 - $5.50.........................   1,152,900       8.2 years            5.00
  $7.00 - $8.25.........................     220,000       9.6 years            7.29
                                           ---------
  $1.20 - $8.25.........................   1,416,575       8.4 years            5.25
                                           =========

                         AMERICAN XTAL TECHNOLOGY, INC.

                                                              OPTIONS VESTED
                                                         ------------------------
                                                                      WEIGHTED
                                                         NUMBER       AVERAGE
                                                         VESTED    EXERCISE PRICE
                                                         -------   --------------
Range of exercise prices:
  $1.20 - $7.00........................................  956,827       $2.61

  Certain Pro Forma Disclosures

     In October 1995, SFAS 123 established a fair value based method of accounting for employee stock options. The weighted average grant-date fair value of options granted during the years ended December 31, 1997 and 1998 (no options were granted during the year ended December 31, 1996) was $0.06 and $0.98, respectively. Had compensation cost for the Company's options been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's pro forma net income and net income per share would have been as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1996      1997      1998
                                                   ------    ------    ------
                                                         (IN THOUSANDS,
                                                     EXCEPT PER SHARE DATA)
Net income:
  As reported....................................  $2,046    $3,258    $6,326
  Pro forma net income...........................   2,032     3,111     6,131
Net income per share:
  As reported:
     Basic.......................................  $ 0.71    $ 1.11    $ 0.42
     Diluted.....................................    0.17      0.25      0.42
  Pro forma net income:
     Basic.......................................  $ 0.71    $ 1.06    $ 0.41
     Diluted.....................................    0.17      0.24      0.40

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997 and 1998 (no options were granted during the year ended December 31, 1996); dividend yield of 0.0% for both periods; risk-free interest rates of 6.1% and 5.2% for options granted during the years ended December 31, 1997 and 1998, respectively; and expected lives of 4.5 and 5.0 years for options granted during the years ended December 31, 1997 and 1998, respectively; and volatility of 0.0% and 75% for the years ended December 31, 1997 and 1998.

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

                         AMERICAN XTAL TECHNOLOGY, INC.

  Employee Stock Purchase Plan

     In May 1997, the Company's board of directors approved an Employee Stock Purchase Plan (the "1997 Purchase Plan"). Under this plan, employees of the Company were allowed to purchase a certain number of shares of Common Stock by December 31, 1997. A total of 67,000 shares were purchased as of December 31, 1997.

     In February 1998, the Company's board of directors approved a 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and reserved a total of 250,000 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the 1998 Purchase Plan in March 1998. The 1998 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. The common stock purchase price is determined as 85% of the lower of the market price of the common stock at the purchase date or the date of offer to the employee.

NOTE 9. NET INCOME PER SHARE

     Statement of Financial Accounting Standard No. 128 "Earnings per Share" requires a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations as follows:

                                                              YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------------------
                                             1996                       1997                       1998
                                   ------------------------   ------------------------   ------------------------
                                                      PER                        PER                        PER
                                                     SHARE                      SHARE                      SHARE
                                   INCOME   SHARES   AMOUNT   INCOME   SHARES   AMOUNT   INCOME   SHARES   AMOUNT
                                   ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic EPS calculation............  $2,046    2,882   $0.71    $3,258    2,938   $1.11    $6,326   14,928   $0.42
Effect of dilutive securities
  Common stock options...........      --       --      --        --       72      --        --      249      --
  Convertible preferred stock....      --    8,929      --        --    9,829      --        --       --      --
Diluted EPS calculation..........  $2,046   11,811   $0.17    $3,258   12,839   $0.25    $6,326   15,177   $0.42

NOTE 10. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1996, 1997 and 1998, the Company purchased $760,000, $1,540,000 and $ 3,681,000, respectively, of raw materials and manufactured quartz from a supplier which is owned by a family member of an officer.

                         AMERICAN XTAL TECHNOLOGY, INC.

NOTE 11. SEGMENT AND FOREIGN OPERATIONS INFORMATION

     The Company has two reportable segments: semiconductor substrates manufacturing and research and development contracting. In the semiconductor substrates manufacturing segment, the Company manufactures and sells high-performance compound semiconductor substrates for use in electronic and opto-electronic applications. In the research and development contracting segment, the Company contracts with the U.S. Department of Defense and other parties for developing semiconductor substrates. The research and development contracting segment did not meet the requirements for separate disclosure of a reportable segment as defined in SFAS 131.

     The Company sells its substrates in the United States and in other parts of the world. The Company has operations in Japan and China. Revenues by geographic location based on the country of the customer, and income from operations and identifiable assets based on country in which the Company operates, were as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1996       1997       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Net revenues:
  United States...............................  $10,028    $15,653    $29,449
  Europe......................................    2,216      2,497      3,960
  Canada......................................      522      1,034      1,356
  Japan.......................................    2,653      4,323      4,997
  Asia Pacific and other......................      808      1,828      3,528
                                                -------    -------    -------
  Consolidated................................  $16,227    $25,335    $43,290
                                                =======    =======    =======
Income from operations:
  United States...............................  $ 3,529    $ 5,662    $10,334
  Japan.......................................        8        198         82
                                                -------    -------    -------
  Consolidated................................  $ 3,537    $ 5,860    $10,416
                                                =======    =======    =======
Identifiable assets at end of year:
  United States...............................  $16,467    $28,967    $71,019
  Japan.......................................      917      1,056      2,728
  China.......................................       --         --      1,276
                                                -------    -------    -------
  Consolidated................................  $17,384    $30,613    $75,023
                                                =======    =======    =======

NOTE 12. CONTINGENT LIABILITIES

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's financial position or results of operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN XTAL TECHNOLOGY, INC.

                                          By:      /s/ MORRIS S. YOUNG
                                            ------------------------------------
                                                      Morris S. Young
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: March 30, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Morris S Young and Guy D. Atwood, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ MORRIS S. YOUNG                      President, Chief Executive    March 30, 1999
--------------------------------------------------------  Officer, and Chairman of the
                    Morris S. Young                        Board (Principal Executive
                                                                    Officer)

                   /s/ GUY D. ATWOOD                          Vice President, Chief      March 30, 1999
--------------------------------------------------------  Financial Officer (Principal
                     Guy D. Atwood                          Financial and Accounting
                                                                    Officer)

                 /s/ THEODORE S. YOUNG                       Senior Vice President,      March 30, 1999
--------------------------------------------------------       Marketing, Director
                   Theodore S. Young

                  /s/ DONALD L. TATZIN                              Director             March 30, 1999
--------------------------------------------------------
                    Donald L. Tatzin

                     /s/ JESSE CHEN                                 Director             March 30, 1999
--------------------------------------------------------
                       Jesse Chen

                     /s/ B.J. MOORE                                 Director             March 30, 1999
--------------------------------------------------------
                       B.J. Moore

                         AMERICAN XTAL TECHNOLOGY, INC.

                                    EXHIBITS
                                       TO
                            FORM 10-K ANNUAL REPORT
                               FOR THE YEAR ENDED
                               DECEMBER 31, 1998

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  2.1*     Agreement and Plan of Merger between American Xtal
           Technology, a California corporation, and American Xtal
           Technology Delaware Corporation, a Delaware corporation.
  3.1      Restated Certificate of Incorporation.
10.1*      Form of Indemnification Agreement for directors and
           officers.
10.2*      1993 Stock Option Plan and forms of agreements thereunder.
10.3*      1997 Stock Option Plan and forms of agreements thereunder.
10.4*      1997 Employee Stock Purchase Plan and forms of agreements
           thereunder.
10.5*      1998 Employee Stock Purchase Plan and forms of agreements
           thereunder.
10.6*      Loan Agreement between U.S. Bank National Association and us dated March 4, 1998.
10.7**     Purchase and Sale Agreement by and between Limar Realty
           Corp. #23 and us dated April 1998.
10.8       Loan Agreement between U.S. Bank National Association and us dated September 18, 1998.
10.9       Letter of Credit and Reimbursement Agreement between U.S.
           Bank National Association and us dated December 1, 1998.
10.10      Bond Purchase Contract between Dain Rauscher Incorporated
           and us dated December 1, 1998.
10.11      Remarketing Agreement between Dain Rauscher Incorporated and us dated December 1, 1998.
21.1*      List of Subsidiaries.
23.1       Consent of Independent Accountants.
23.2**     Consent of Counsel (included in Exhibit 5.1).
24.1*      Power of Attorney (see signature page).
27.1       Financial Data Schedule.

---------------
* As filed with the SEC in our Registration Statement on Form S-1 on March 17, 1998.

** As filed with the SEC in our Registration Statement on Amendment No. 2 to
   Form S-1 on May 11, 1998.