Form 10-Q
period 1999-03-31
AMERICAN XTAL TECHNOLOGY
filed 1999-05-17
CIK 1051627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------

                                    FORM 10-Q

    (Mark One)

        [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

                                       or

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at March 31, 1999
                  -----                       -----------------------------
      Common Stock, $.001 par value                    16,245,748

================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998

                 Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998

                 Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998

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

         Item 3. Defaults upon Senior Securities

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K

                 Signatures

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN XTAL TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                              March 31,      December 31,
                                                                                1999            1998
                                                                              ---------      ------------
                                                                             (Unaudited)      (Audited)
Assets:
     Current assets
          Cash and cash equivalents                                           $ 14,371         $ 16,122
          Accounts receivable, net of allowance for doubtful
              accounts of $550 and $550                                         10,448            8,902
          Inventories (Note 3)                                                  22,890           20,579
          Prepaid expenses and other current assets                              4,266            2,507
          Deferred income taxes                                                    322              466
                                                                              --------         --------
              Total current assets                                              52,297           48,576
     Property, plant and equipment, net of accumulated
           depreciation of $6,598 and $5,931                                    27,530           26,447
     Notes receivable                                                            1,000               --
                                                                              --------         --------
              Total assets                                                    $ 80,827         $ 75,023
                                                                              ========         ========
Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                                           $  1,980         $     --
          Accounts payable                                                       3,682            3,455
          Income taxes payable                                                   1,190               --
          Accrued liabilities                                                    2,265            2,323
          Current portion of long-term debt                                      1,918            1,730
                                                                              --------         --------
              Total current liabilities                                         11,035            7,508
     Long-term debt, net of current portion                                     15,876           16,347
                                                                              --------         --------
              Total liabilities                                                 26,911           23,855
                                                                              --------         --------
     Stockholders' equity:
           Common stock                                                             16               16
           Additional paid in capital                                           36,241           35,537
           Deferred compensation                                                  (299)            (327)
           Retained earnings                                                    18,004           15,909
           Cumulative translation adjustments                                      (46)              33
                                                                              --------         --------
              Total stockholders' equity                                        53,916           51,168
                                                                              --------         --------
          Total liabilities and stockholders' equity                          $ 80,827         $ 75,023
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

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Revenues:
  Product revenues                                      $ 11,885       $  9,238
  Contract revenues                                          417            492
                                                        --------       --------
              Total revenues                              12,302          9,730
Cost of revenues:
   Cost of product revenues                                7,238          5,460
   Cost of contract revenues                                 234            265
                                                        --------       --------
              Total cost of revenues                       7,472          5,725
Gross profit                                               4,830          4,005
Operating expenses:
   Selling, general and administrative                     1,436            966
   Research and development                                  536            640
                                                        --------       --------
              Total operating expenses                     1,972          1,606
                                                        --------       --------
Income from operations                                     2,858          2,399
Interest expense                                            (270)          (181)
Interest and other income                                    790             21
                                                        --------       --------
Income before provision for income taxes                   3,378          2,239
Provision for income taxes                                 1,284            854
                                                        --------       --------
Net income                                              $  2,094       $  1,385
                                                        ========       ========
Net income per share:

Basic                                                   $   0.13       $   0.45
                                                        ========       ========
Diluted                                                 $   0.12       $   0.10
                                                        ========       ========

Shares used in net income per share calculations:

Basic                                                     16,184          3,052

Diluted                                                   17,255         13,516

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               -----------------------
                                                                                 1999           1998
                                                                               --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $  2,094       $  1,385
     Adjustments to reconcile net income to net cash
         provided by (used in) operations:
               Depreciation and amortization                                        667            408
               Deferred income taxes                                                144            (34)
               Stock compensation                                                    28             21
               Changes in assets and liabilities:
                  Accounts receivable                                            (1,546)        (1,115)
                  Inventories                                                    (2,311)          (498)
                  Prepaid expenses and other current assets                      (1,759)          (960)
                  Notes receivable                                               (1,000)            --
                  Accounts payable                                                  227            898
                  Income taxes payable                                            1,190             --
                  Accrued liabilities                                               (58)           856
                                                                               --------       --------
                      Net cash provided by (used in) operating activities        (2,324)           961
                                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant  and equipment                                  (1,748)        (1,470)
                                                                               --------       --------
                      Net cash used in investing activities                      (1,748)        (1,470)
                                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
         Issuance of common stock upon exercise of common stock options             704             24
         Short-term bank borrowings                                               1,980             77
         Long-term debt borrowings                                                 (283)           268
                                                                               --------       --------
                      Net cash provided by financing activities                   2,401            369
                                                                               --------       --------
Effect of exchange rate changes                                                     (79)            67
                                                                               --------       --------
Net increase in cash and cash equivalents                                        (1,751)           (73)
Cash and cash equivalents at the beginning of the period                         16,122          3,054
                                                                               --------       --------
Cash and cash equivalents at the end of the period                             $ 14,371       $  2,981
                                                                               ========       ========
SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                             $    125       $    182
                                                                               ========       ========
     Income taxes paid                                                         $     47       $    130
                                                                               ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the result that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K report for the year ended December 31, 1998.

Note 2. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      The functional currencies of the Company's subsidiaries are their respective local currencies. The assets and liabilities of the Company's subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expenses items are translated at an average rate of exchange. The cumulative translation adjustments in the year ended December 1998 and the three months ended March 31, 1999 resulted from fluctuations in foreign currency exchange rates and its effects on the translation of balance sheet accounts. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

Note 3.     Inventories

      Components of inventory are as follows:

                                                   March 31,        December 31,
                                                     1999              1998
                                                   ---------        ------------
                                                         (in thousands)
        Raw materials                               $ 7,616           $ 7,687
        Work in process                              14,266            12,059
        Finished goods                                1,008               833
                                                    -------           -------
                                                    $22,890           $20,579
                                                    =======           =======

Note 4. Comprehensive Income

      The Company has adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners.

      The primary difference between net income and comprehensive income for the Company relates to foreign currency items. Comprehensive income for the three months ended March 31, 1999 and 1998 was $2,015,000 and $1,452,000, respectively. The difference between net income in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 1999 and 1998 represented cumulative translation adjustment loss of $79,000 and gain of $67,000, respectively.

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

      SFAS 128 requires a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations as follows, (in thousands except per share data):

                                                           Three months ended March 31,
                                        -------------------------------------------------------------------
                                                      1999                                1998
                                        -------------------------------      ------------------------------
                                                                     (unaudited)
                                                                  Per                                 Per
                                                                 Share                               Share
                                        Income       Shares      Amount      Income       Shares     Amount
                                        ------       ------      ------      ------       ------     ------
Basic net income per share
  calculation                           $2,094       16,184      $ 0.13      $1,385        3,052     $ 0.45
Effect of dilutive securities
     Common stock options                    -        1,071           -           -          335          -
     Convertible preferred stock             -            -           -           -       10,129          -
                                        ------       ------                  ------       ------
Diluted net income per share
  calculation                           $2,094       17,255      $ 0.12      $1,385       13,516     $ 0.10
                                        ======       ======                  ======       ======

Note 6. Recent Accounting Pronouncement: SFAS 133.

      Please see 10-K for disclosure.

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

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                        1999             1998
                                                       ------           ------
Revenues:
  Product revenues                                       96.6%            94.9%
  Contract revenues                                       3.4              5.1
                                                       ------           ------
              Total revenues                            100.0            100.0
Cost of revenues:
   Cost of product revenues                              58.8             56.1
   Cost of contract revenues                              1.9              2.7
                                                       ------           ------
              Total cost of revenues                     60.7             58.8
Gross profit                                             39.3             41.2
Operating expenses:
   Selling, general and administrative                   11.7              9.9
   Research and development                               4.4              6.6
                                                       ------           ------
              Total operating expenses                   16.1             16.5
                                                       ------           ------
Income from operations                                   23.2             24.7
Interest expense                                         (2.2)            (1.9)
Interest and other income                                 6.4              0.2
                                                       ------           ------
Income before provision for income taxes                 27.4             23.0
Provision for income taxes                               10.4              8.8
                                                       ------           ------
Net income                                               17.0%            14.2%
                                                       ======           ======

      Revenues. Total revenues consist of product revenues and contract revenues. Total revenues increased 26.4% from $9.7 million for the three months ended March 31, 1998 to $12.3 million for three months ended March 31, 1999. Product revenues increased 28.7% from $9.2 million for the three months ended March 31, 1998 to $11.9 million for the three months ended March 31, 1999. The increase in product revenues reflected an increase in the volume of sales of GaAs, InP and Ge substrates to existing and new domestic and international customers. Ge substrates, which were introduced in the quarter ended December 31, 1997, totaled 20.2% of product revenues for the quarter ended March 31, 1999 compared to 20.7% of product revenues for the quarter ended March 31, 1998. International revenues, excluding Canada, increased from 28.8% of total revenues for the three months ended March 31, 1998 to 32.4% of total revenues for the three months ended March 31, 1999, primarily due to increased sales in Europe and Asia for GaAs substrates used for the LED market.

     Contract revenues decreased 15.2% from $492,000 for the three months ended March 31, 1998 to $417,000 for the three months ended March 31, 1999. Contract revenues in the first quarter of 1999 decreased primarily because the amount of materials used in existing contracts was less than in the first quarter of 1998. Contract revenues declined from 5.1% of total revenues for the three months ended March 31, 1998 to 3.4% of total revenues for the three months ended March 31, 1999, as a result of product revenue growth combined with a decline in contract revenue growth. In future periods, we expect contract revenues to continue to decline as a percentage of total revenues.

     Gross margin. Gross margin decreased from 41.2% of total revenues for the three months ended March 31, 1998 to 39.3% of total revenues for the three months ended March 31, 1999. Product gross margin decreased from 40.9% for the three months ended March 31, 1998 to 39.1% for the three months ended March 31, 1999, reflecting lower margins from Ge substrates, which offset the higher yields achieved in GaAs and InP production. The lower gross margins from Ge substrates are primarily the result of industry wide pricing pressure.

     Contract gross margin decreased from 46.1% for the three months ended March 31, 1998 to 43.9% for the three months ended March 31, 1999. This decrease was due to a shift in contract revenue mix to contracts with cost sharing arrangements, which have a lower gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 48.7% from $966,000 for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. As a percentage of total revenues, selling, general and administrative expenses increased from 9.9% for the three months ended March 31,1998 to 11.7% for the three months ended March 31, 1999. These increases resulted primarily from increased personnel and administrative expenses required to support additional sales volumes, higher insurance, outside services and computer processing costs, fees for the Nasdaq Stock Market and the State of Delaware and amortization of taxable bond fees.

     Research and development expenses. Research and development expenses decreased 16.3% from $640,000 for the three months ended March 31, 1998 to $536,000 for the three months ended March 31, 1999. This decrease resulted primarily from the reduction of materials purchased to develop new products and to enhance existing products, which offset an increase in personnel, outside consulting and licensing fees. In addition to our internally-funded research and development efforts, we incurred research and development expenses relating to government and customer-funded research contracts, which are included in the cost of contract revenues. For the three months ended March 31, 1999, total research and development costs, including both contract-funded and internally funded research and development expenses, totaled $770,000, or 6.3% of total revenues.

      Interest expense. Interest expense increased from $181,000 for the three months ended March 31, 1998 to $270,000 for the three months ended March 31, 1999. This increase was primarily the result of additional borrowings in 1998 and in the first quarter of 1999 incurred to finance the purchase of our new building and to finance expansion of production facilities and related equipment purchases.

     Interest and other income. Interest and other income increased from $21,000 for the three months ended March 31, 1998 to $790,000 for the three months ended March 31, 1999. This increase was primarily the result of two significant changes. First, we recognized foreign exchange gains of approximately $600,000 on short-term forward contracts which are used for hedging against certain accounts receivable in Japanese yen. Second, there was an increase in investment income of approximately $80,000 earned on the net proceeds of $25.8 million from the completion of our initial public offering.

     Provision for income taxes. Income tax expense remained at 38.0% of income before provision for income taxes for the three months ended March 31, 1998 and 1999.

Liquidity and Capital Resources

     During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for preferred stock completed in March 1997. We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of March 31, 1999, we had working capital of $41.3 million, including cash and cash equivalents of $14.4 million, compared to working capital at December 31, 1998 of $41.1 million, including cash of $16.1 million.

     During the three months ended March 31, 1999, net cash used in operations of $2.3 million was primarily due to increases in inventories of $2.3 million, accounts receivable of $1.5 million, prepaid and other current assets of $1.8 million and notes receivable of $1.0 million offset in part by net income of $2.1 million, depreciation of $667,000, and increases in accounts payable of $227,000 and income taxes payable of $1.2 million. The increases in accounts receivable, inventory and accounts payable were primarily the result of the 26.4% increase in total revenues from the prior period. In addition, work-in-process inventories increased in anticipation of large orders for the upcoming quarters. Accordingly, the inventory turnover ratio declined from 1.7 turns at December 31, 1998 to 1.4 turns at March 31, 1999. The increase in prepaid and other assets was primarily due to deposits for Ge raw material, prepaid research and development expenses and the increase in unrealized gains on hedging of the Japanese yen receivables. Days sales outstanding increased from 62 days at December 31, 1998 to 71 days at March 31, 1999, reflecting large sales in the latter part of the quarter, particularly for Ge substrates.

     Net cash used in investing activities was $1.7 million for the three months ended March 31, 1999, for the purchase of property, plant and equipment.

     Net cash provided by financing activities was $2.4 million for the three months ended March 31, 1999, and was generated primarily from our issuance of common stock in the amount of $704,000 and short-term borrowings of $2.0 million, offset in part by repayments of long-term borrowings of $283,000. The common stock was issued primarily to employees exercising their stock options or under the Employee Stock Purchase Plan.

     We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities were financed by long-term borrowings, which were repaid by the taxable variable rate revenue bonds in 1998. These bonds have a term of twenty-five years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from the our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At March 31, 1999, $11.6 million was outstanding under the taxable variable rate revenue bonds.

     We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires in May 1999. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of March 31, 1999. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At March 31, 1999, $2.0 million was outstanding under the $15.0 million line of credit.

     We anticipate that the combination of existing working capital and the borrowings available under current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will depend on many factors, including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any plans to obtain additional financing. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of its planned product development and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to investors will result.

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

     A significant portion of our prospective customers are wireless communications manufacturers, fiber optic communications manufacturers and manufacturers of other high-speed semiconductor devices that are produced from GaAs substrates using either the LEC or HB techniques. To establish the VGF technique as a preferred process for producing substrates for prospective customers, we must offer products with superior prices and performance on a timely basis and in sufficient volumes. We must also overcome the reluctance of these customers to purchase our GaAs substrates due to possible perceptions of risks relating to concerns about the quality and cost-effectiveness of our GaAs substrates when compared to substrates produced by the traditional LEC or HB techniques. In addition, potential GaAs substrate customers may be reluctant to rely on a relatively small company for critical materials used to manufacture their semiconductor devices.

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

   We are subject to additional risks as a result of the recent completion of a new manufacturing facility. In connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 30,000 square foot facility in Beijing, China, in 1998. The improvements to the new facility subject us to significant risks, including:

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

   The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 39.5% and 37.6% of our revenues in the year ended December 31, 1998 and three months ended March 31, 1999, respectively. Our customers are not obligated to purchase any specified quantity of products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty.

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

   We derive a significant portion of our revenues from international sales and our ability to sustain and increase our international sales involve significant risks. Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our revenues. International sales, excluding Canada, represented 28.8% and 32.4% of our total revenues in the year ended December 1998 and three months ended March 31, 1999, respectively. Sales to customers located in Japan and other Asian countries represented 18.7% and 19.8% of our total revenues in the year ended December 31, 1998 and three months ended March 31, 1999. Sales to customers in Japan, in particular, accounted for 11.5% and 10.3% of our total revenues in the year ended December 1998 and three months ended March 31, 1999, respectively. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries who sell their products worldwide, will continue to represent a significant portion of our revenues.

   Our dependence on international sales involves a number of risks, including:

      -  import restrictions and other trade barriers;

      -  unexpected changes in regulatory requirements;

      -  longer periods to collect accounts receivable;

      -  export license requirements;

      - political and economic instability, in particular, the current instability of the economies of Japan and other Asian countries; and

      -  unexpected changes in diplomatic and trade relationships.

   Our sales, except for sales by our Japanese subsidiary, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In the year ended December 31 1998, we incurred foreign exchange losses of $24,000, and foreign exchange gain of $577,000 in the three months ended March 31, 1999, respectively. If we do not effectively manage the risks associated with international sales, our business, financial condition and results of operations could be materially adversely affected. In order to minimize our foreign exchange risk, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

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

   Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuate significantly since we began trading on the Nasdaq national market. In the three months ended March 31, 1999, our stock price closed as low as $9.06 and as high as $22.50. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

                                        AMERICAN XTAL TECHNOLOGY, INC.

Dated: May 14 , 1999                    By: /s/ Guy D. Atwood
                                            ------------------------------------
                                            Guy D. Atwood
                                            Chief Financial Officer

                                 EXHIBITS INDEX
                                 --------------

Exhibit No.            Description
-----------            -----------
   27.1                Financial Data Schedule