Form 10-Q
period 1999-06-30
AMERICAN XTAL TECHNOLOGY
filed 1999-08-23
CIK 1051627

================================================================================



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC. 20549

                          ----------------------------
                                    FORM 10-Q

                        (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the quarterly period ended June 30, 1999

        or

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at June 30, 1999
               -----                             ----------------------------
     Common Stock, $.001 par value                       18,622,240



================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements.

                    Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

                    Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1999

                    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1999

                    Notes To Condensed Consolidated Financial Statements

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings

           Item 2.  Changes in Securities and Use of Proceeds

           Item 3.  Defaults upon Senior Securities

           Item 4.  Submission of Matters to a Vote of Security Holders

           Item 5.  Other Information

           Item 6.  Exhibits and Reports on Form 8-K

                    Signatures

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMERICAN XTAL TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                           (In thousands, unaudited)

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                  ---------      ------------
Assets:
     Current assets
          Cash and cash equivalents                               $  10,204       $  16,438
          Accounts receivable, net of allowance for doubtful
              accounts of $1,819 and $1,648                          15,818          12,428
          Inventories (Note 3)                                       30,777          25,300
          Prepaid expenses and other current assets                   5,153           3,271
          Deferred income taxes                                       1,670           1,670
                                                                  ---------       ---------
              Total current assets                                   63,622          59,107

     Property, plant and equipment                                   40,348          37,624
     Other assets                                                     1,324           1,927
     Goodwill                                                         2,543           2,843
                                                                  ---------       ---------

              Total assets                                        $ 107,837       $ 101,501
                                                                  =========       =========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                               $   5,409       $   3,339
          Accounts payable                                            8,888           8,762
          Accrued liabilities                                         5,429           2,219
          Current portion of long-term debt                           4,375           3,925
                                                                  ---------       ---------
              Total current liabilities                              24,101          18,245
     Long-term debt, net of current portion                          21,853          22,270
     Notes payable to officers                                          411             604
                                                                  ---------       ---------
              Total liabilities                                      46,365          41,119
                                                                  ---------       ---------
     Stockholders' equity:
           Preferred stock                                            4,000           4,000
           Common stock                                              45,626          45,266
           Deferred compensation                                       (272)           (327)
           Retained earnings                                         12,137          11,416
           Cumulative translation adjustments                           (19)             27
                                                                  ---------       ---------
              Total stockholders' equity                             61,472          60,382
                                                                  ---------       ---------

              Total liabilities and stockholders' equity          $ 107,837       $ 101,501
                                                                  =========       =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                -----------------------       -----------------------
                                                  1999           1998           1999           1998
                                                --------       --------       --------       --------
Revenues:
  Product revenues                              $ 20,633       $ 13,035       $ 39,239       $ 25,729
  Contract revenues                                  392            497            809            989
                                                --------       --------       --------       --------
              Total revenues                      21,025         13,532         40,048         26,718
Cost of revenues:
   Cost of product revenues                       12,404          8,971         25,175         16,850
   Cost of contract revenues                         175            218            409            483
                                                --------       --------       --------       --------
              Total cost of revenues              12,579          9,189         25,584         17,333
Gross profit                                       8,446          4,343         14,464          9,385
Operating expenses:
   Selling, general and administrative             2,634          2,238          6,086          4,698
   Research and development                          637            714          1,173          1,354
   Merger costs and expenses                       2,810             --          2,810             --
                                                --------       --------       --------       --------
              Total operating expenses             6,081          2,952         10,069          6,052
                                                --------       --------       --------       --------
Income from operations                             2,365          1,391          4,395          3,333
Interest expense                                    (763)          (274)        (1,388)          (512)
Interest and other income                             53            (48)           678            (29)
                                                --------       --------       --------       --------
Income before provision for income taxes           1,655          1,069          3,685          2,792
Provision for income taxes                         1,685            438          2,456          1,145
                                                --------       --------       --------       --------
Net Income (loss) before extraordinary item          (30)           631          1,229          1,647
Extraordinary item from early
  extinguishment of debt net of tax benefits        (508)            --           (508)            --
                                                --------       --------       --------       --------
Net Income (loss)                               $   (538)      $    631       $    721       $  1,647
                                                ========       ========       ========       ========
Basic income/(loss) per share:

Income before extraordinary item                $  (0.00)      $   0.04       $   0.07       $   0.11
Extraordinary item                                 (0.03)            --          (0.03)            --
                                                --------       --------       --------       --------
Net income                                      $  (0.03)      $   0.04       $   0.04       $   0.11
                                                ========       ========       ========       ========
Diluted income/(loss) per share:

Income before extraordinary item                $  (0.00)      $   0.04       $   0.06       $   0.11
Extraordinary item                                 (0.03)            --          (0.02)            --
                                                --------       --------       --------       --------
Net income                                      $  (0.03)      $   0.04       $   0.04       $   0.11
                                                ========       ========       ========       ========
Shares used in net income share calculations:

Basic                                             18,620         15,075         18,601         14,495
Diluted                                           18,620         15,878         19,724         15,298




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                -----------------------
                                                                                  1999           1998
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                                                $    721       $  1,647
         Adjustments to reconcile net income to cash used in
             operations:
                Depreciation and amortization                                      1,439          1,107
                Deferred income taxes                                                 --           (528)
                Stock compensation                                                    55           (182)
                Changes in assets and liabilities:
                    Services provided by shareholders                               (211)            --
                    Accounts receivable                                           (3,390)          (405)
                    Inventories                                                   (5,477)        (1,004)
                    Prepaid expenses and other current assets                       (980)        (1,845)
                    Accounts payable                                                 126           (932)
                    Accrued liabilities                                            3,661          1,438
                                                                                --------       --------
                       Net cash provided by (used in) operating activities        (4,056)           704
                                                                                --------       --------
CASH FLOWS FROM PURCHASE OF PROPERTY, PLANT AND EQUIPMENT:
     Purchase of property, plant  and equipment                                   (4,348)       (12,817)
                                                                                --------       --------
                       Net cash used in investing activities                      (4,348)       (12,817)
                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
         Issuance of common stock                                                    756         34,764
         Issuance of preferred stock                                                  --         (8,553)
         Short-term bank borrowings                                                2,070          2,059
         Long-term debt borrowings                                                  (610)           634
                                                                                --------       --------
                       Net cash provided by financing activities                   2,216         28,904
                                                                                --------       --------
Effect of exchange rate changes                                                      (46)            34
                                                                                --------       --------
Net increase in cash and cash equivalents                                         (6,234)        15,417
Cash and cash equivalents at the beginning of the period                          16,438          3,199
                                                                                --------       --------
Cash and cash equivalents at the end of the period                              $ 10,204       $ 18,616
                                                                                ========       ========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                              $    795       $    512
                                                                                ========       ========

     Income taxes paid                                                          $  1,867       $  1,380
                                                                                ========       ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements as of December 31, 1998 and June 30, 1999, and for the three and six months ended June 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the result that may be expected for the year ended December 31, 1999. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K report for the year ended December 31, 1998 and the separate financial statements of Lyte Optronics, Inc. included in our current report on Form 8-K/A filed August 11, 1999.

        In May 1999, the Company acquired Lyte Optronics, Inc. which was accounted for as pooling of interests (see Note 4-"Acquisitions"). Accordingly, all financial information included herein has been restated to reflect the combined operations of American Xtal Technology, Inc. and the acquired company. Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2. Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

        The functional currencies of the Company's subsidiaries are their respective local currencies. The assets and liabilities of the Company's subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expenses items are translated at an average rate of exchange. Transaction gains and losses resulting from transactions denominated in currencies other than the US dollar for the Company or in the local currencies for the subsidiaries are included in the results of operations for the three and six months ended June 30, 1998 and 1999. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

Note 3. Inventories

        Components of inventory are as follows:

                Inventory Details:

                                              June 30,      December 31,
                                                1999           1998
                                              --------      ------------
                                                   (in thousands)
                Inventories:
                        Raw materials          $12,273        $ 9,928
                        Work in process         14,843         13,171
                        Finished goods           3,661          2,201
                                               -------        -------
                                               $30,777        $25,300
                                               =======        =======

Note 4. Acquisition

        On May 28, 1999, the Company acquired Lyte Optronics, Inc., ("Lyte") a Nevada corporation and all of its subsidiary, including: Lyte Optronics Ltd. (a company in United Kingdom) and Advanced Semiconductor (a company in Xiamen, Peoples Republic of China). Lyte Optronics, Inc. and its subsidiaries design, manufacture and distribute micor-laser based products.

        Under the terms of the merger agreement, the Company issued approximately 2,363,000 shares of the Company's common stock in exchange for all the outstanding shares of Lyte's common stock as well as the outstanding shares of Lyte's Series A preferred stock. The Company also issued approximately 983,000 shares of Series A preferred stock in exchange for all the outstanding shares of Lyte's Series B preferred stock. In addition, the Company assumed and converted Lyte's options and warrants representing 455,000 shares of Lyte's common stock to the Company's options and warrants representing 115,000 shares of the Company's common stock. The merger has been accounted for as a pooling of interest.

        The Company incurred approximately $2,810,000 costs and expenses associated with the merger, which was charged to operations during the quarter ended June 30, 1999, the period in which the merger was consummated.

Note 5. Comprehensive Income

        In January 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners.

        The components of comprehensive income are as follows:

                                    Three Months Ended             Six Months Ended
                                          June 30,                     June 30,
                                   ---------------------         ---------------------
                                    1999           1998          1999           1998
                                   ------         ------         -----         -------
Net income (loss)                  $ (538)        $  631         $ 721         $ 1,647
Foreign currency translation
  gain (loss)                          32           (113)          (46)             34
                                   ------         ------         -----         -------
Comprehensive income               $ (506)        $  518         $ 675         $ 1,681

Note 6. Net Income Per Share

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows, (in thousands except per share data):

                                                                                 Three months ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                   ---------------------------------------------------------------------------------
                                                                                     (unaudited)
                                                                               Per Share                                  Per Share
                                                   Income        Shares         Amount          Income       Shares         Amount
                                                   ------       --------      -----------      --------    ---------     -----------
Basic EPS  calculation                             $(538)         18,620        $(0.03)         $  631       15,075         $0.04
Effect of dilutive securities
    Common stock options                              --              --            --              --          803            --
    Convertible preferred stock                       --              --            --              --           --            --
                                                   -----          ------                        ------       ------
Diluted EPS calculation                            $(538)         18,620        $(0.03)         $  631       15,878         $0.04
                                                   =====          ======                        ======       ======

                                                                                 Six months ended June 30,
                                                   ---------------------------------------------------------------------------------
                                                                     1999                                     1998
                                                   ---------------------------------------------------------------------------------
                                                                                     (unaudited)
                                                                               Per Share                                  Per Share
                                                   Income        Shares         Amount          Income       Shares         Amount
                                                   ------       --------      -----------      --------    ---------     -----------
Basic EPS  calculation                             $ 721          18,601        $ 0.04          $1,647       14,495         $0.11
Effect of dilutive securities
    Common stock options                              --           1,123            --              --          803            --
    Convertible preferred stock                       --              --            --              --           --            --
                                                   -----          ------                        ------       ------
Diluted EPS calculation                            $ 721          19,724        $ 0.04          $1,647       15,298         $0.11
                                                   =====          ======                        ======       ======

Note 7. Segment Information:

        Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision maker in order to allocate resources and in assessing performance.

        The Company has identified three primary operating segments: substrate, laser diodes / light emitting diode and consumer products.

        Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. The operating information for the three segments identified are as follows, (in thousands):


                                                         Three months ended June 30, 1999

                                                               Consumer         Laser Diodes
                                             Substrate         Products           & LED          Consolidated
                                             ---------         ---------         ---------         ---------
Net revenues from external customers         $  14,664         $   1,445         $   4,916         $  21,025
                                             =========         =========         =========         =========
Operating income (loss) before
   amortization of intangibles, stock
   compensation, and merger related
   costs ............................        $   4,218         $     243         $     891         $   5,352

Interest and other income
   (expenses), net ................                174               (188)              67                53

Interest expense ....................             (310)              (177)            (276)             (763)
Amortization of intangibles, stock
   compensation, and merger related
   costs ............................           (2,837)             (150)               --            (2,987)
                                             ---------         ---------         ---------         ---------
Income (loss) before income taxes,
   as reported ......................        $   1,245         $    (272)        $     682         $   1,655
                                             =========         =========         =========         =========

Total assets ........................        $  79,215         $   6,443         $  22,179         $ 107,837
                                             =========         =========         =========         =========


                                                          Six months ended June 30, 1999

                                                               Consumer        Laser Diodes
                                             Substrate         Products           & LED          Consolidated
                                             ---------         ---------         ---------         ---------
Net revenues from external customers         $  26,136         $   3,870         $  10,042         $  40,048
                                             =========         =========         =========         =========

Operating income (loss) before
   amortization of intangibles, stock
   compensation, and merger related
   costs ............................        $   6,879         $    (665)        $   1,345         $   7,559

Interest and other income
   (expenses), net ..................              964              (357)               71               678
Interest expense ....................             (580)             (422)             (386)           (1,388)

Amortization of intangibles, stock
   compensation, and merger related
   costs ............................           (2,864)             (300)               --            (3,164)
                                             ---------         ---------         ---------         ---------
Income (loss) before income taxes,
   as reported ......................        $   4,399         $  (1,744)        $   1,030         $   3,685
                                             =========         =========         =========         =========
Total assets ........................        $  79,215         $   6,443         $  22,179         $ 107,837
                                             =========         =========         =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in the "Factors Affecting Future Results" and elsewhere in this report that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.


Results of Operations

Overview. We use a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. We were founded in 1986 and commenced product sales in 1990. We currently sell GaAs, InP and GaN substrates to manufacturers of semiconductor devices for use in applications such as wireless and fiber optic telecommunications, lasers, light emitting diodes, or LEDs, and consumer electronics. We also sell Ge substrates for use in satellite solar cells.

On May 28, 1999 we consummated our acquisition of Lyte Optronics, Inc., a Nevada corporation with operations in Southern California and The People's Republic of China. Lyte Optronics is a manufacturer of LEDs and laser-diodes. Lyte Optronics also designs and markets laser-pointing and alignment products for the consumer, commercial and industrial markets. We intend to operate Lyte Optronics as two separate divisions, one focusing on the manufacture of LEDs and laser diodes, and the other, a consumer products division, focusing on the design and marketing of laser-pointing and alignment products. Lyte Optronics had, and we have retained, approximately 380 employees, of which approximately 200 are located in China.

Under the terms of the acquisition, we issued approximately 2,363,000 shares of common stock and 983,000 shares of preferred stock with a $4 million liquidation preference over common stock, in exchange for all of the issued and outstanding shares of capital stock of Lyte Optronics. Ten percent of the shares issuable to the Lyte Optronics' stockholders will be held in escrow for up to one year to satisfy any claims that we may bring under the agreement during that period. The transaction was accounted for as a pooling of interests. In connection with the acquisition, we reported a charge of $2.8 million in the second quarter to reflect transaction costs and other one-time charges incurred in connection with the acquisition.

        Results of Operations. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated. The 1998 amounts do not include the financial results of the laser-diode and LED division, which Lyte Optronics did not acquire until September 30, 1998.

                                                  Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  1999           1998           1999           1998
                                                  -----          -----          -----          -----
Revenues:
  Product revenues                                 98.1%          96.3%          98.0%          96.3%
  Contract revenues                                 1.9            3.7            2.0            3.7
                                                  -----          -----          -----          -----
              Total revenues                      100.0          100.0          100.0          100.0
Cost of revenues:
   Cost of product revenues                        59.0           66.3           62.9           63.1
   Cost of contract revenues                        0.8            1.6            1.0            1.8
                                                  -----          -----          -----          -----
              Total cost of revenues               59.8           67.9           63.9           64.9
Gross profit                                       40.2           32.1           36.1           35.1
Operating expenses:
   Selling, general and administrative             12.5           16.5           15.2           17.6
   Research and development                         3.0            5.3            2.9            5.1
   Acquisition cost                                13.4             --            7.0             --
                                                  -----          -----          -----          -----
              Total operating expenses             28.9           21.8           25.1           22.7
                                                  -----          -----          -----          -----
Income from operations                             11.2           10.3           11.0           12.5
Interest expense                                   (3.6)          (2.0)          (3.5)          (1.9)
Interest and other income                           0.3           (0.4)           1.7           (0.1)
                                                  -----          -----          -----          -----
Income before provision for income taxes            7.9            7.9            9.2           10.4
Provision for income taxes                          8.0            3.2            6.1            4.3
Net Income (loss)                                  (0.1)           4.7            3.1            6.2
Extraordinary item, net of tax benefits             2.4             --            1.3             --
                                                  =====          =====          =====          =====
Net Income (loss) after extraordinary item         (2.6)%          4.7 %          1.8 %          6.2 %
                                                  =====          =====          =====          =====

        Revenues. Total revenues consist of product revenues and contract revenues. Total revenues increased 55.4% from $13.5 million for the three months ended June 30, 1998 to $21.0 million for the three months ended June 30, 1999. Product revenues increased 58.3% from $13.0 million for the three months ended June 30, 1998 to $20.6 million for the three months ended June 30, 1999. For the six months ended June 30, 1998, product revenues increased 52.5% from $25.7 million to $39.2 million in the six months ended June 30, 1999. The increase in product revenues for the three month and six month periods ended June 30, 1999, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers, which offset a decline in Lyte Optronics' sales. In addition, the 1999 results include the sale of laser diodes and LEDs in the amount of $4.7 million and $9.6 million for the three months and six months, respectively, which amounts were not included in the 1998 results. We introduced LEDs in the second quarter of 1999. Ge substrate sales were $800,000 lower in the second quarter of 1999 when compared to the second quarter of 1998, and were approximately equal in sales for the six months ended June 30, 1998 and 1999, respectively.

        International revenues, excluding Canada, increased from 30.0% of total revenues for the three months ended June 30, 1998 to 44.4% for the three months ended June 30, 1999, and increased from 26.4% of total revenues for the six months ended June 30, 1998 to 44.3% for the six months ended June 30, 1999. These increases primarily reflect increased sales in Europe and Asia for GaAs substrates used for the LED market and the inclusion of laser-diode and LED sales in 1999 results, which are sold primarily to Asian markets.

        Contract revenues decreased 21.1% from $497,000 for the three months ended June 30, 1998 to $392,000 for the three months ended June 30, 1999, and decreased 18.2% from $989,000 for the six months ended June 30, 1998 to $809,000 for the six months ended June 30, 1999. Contract revenues declined during these periods primarily due to a lower level of contract work being performed on our Title

III Indium Phosphide contract. Contract revenues declined from 3.7% of total revenues for the three months ended June 30, 1998 to 1.9% for the three months ended June 30, 1999, and declined from 3.7% of total revenues for the six month period ended June 30, 1998 to 2.0% for the six month period ended June 30, 1999. Contract revenues as a percentage of total revenues declined primarily as a result of growth in our product revenue combined with a decrease in our contract revenues.

        Gross margin. Total gross margin increased from 35.6% of total revenues for the three months ended June 30, 1998 to 40.2% of total revenues for the three months ended June 30, 1999. Product gross margin increased from 34.8% for the three months ended June 30, 1998 to 39.9% for the three months ended June 30,1999. For the six months ended June 30, 1998, product gross margin increased from 34.5% to 35.8% compared to the same period in 1999. The increase in gross margins for the three months and six months ended June 30, 1999, reflect the inclusion of laser-diode and LED amounts in the 1999 results. In 1999, the laser-diode and LED business benefited from the transition of manufacturing operations to China, which lowered our labor costs and improved our gross margins. In 1999, gross margins from Ge substrates were lower, which offset in part the higher yields achieved in GaAs and InP production. The lower gross margins from Ge substrates in 1999 were primarily the result of pricing declines in the Ge industry generally. Gross margins for the six months ended June 30, 1999 were also adversely impacted by additional allowances set aside for returned merchandise and increased warranty amounts for the consumer products division.

        Contract gross margins decreased slightly from 56.1% for the three months ended June 30, 1998 to 55.4% for the three months ended June 30, 1999, and decreased from 51.2% for the six months ended June 30, 1998 to 49.4% for the six months ended June 30, 1999. These decreases were due to a shift in contract revenue mix to contracts with cost sharing agreements, which carry a lower gross margin.

        Selling, general and administration expenses. Selling, general and administrative expenses increased 21.3% from $2.2 million for the three months ended June 30, 1998 to $2.6 million for the three months ended June 30, 1999, and increased 29.5% from $4.7 million for the six months ended June 30, 1998 to $6.1 million for the six months ended June 30, 1999. These increases resulted primarily from the inclusion of the laser-diode and LED division in the 1999 results. The laser-diode and LED division added $1.1 million and $1.9 million to selling, general and administrative expenses in the three months and six months ended June 30, 1999, respectively. This increase was offset by a decrease in selling, general and administrative expenses by Lyte Optronics' consumer products division, as a result of the closing of a manufacturing facility located in Arizona in 1998. Selling, general and administrative expenses as a percentage of total revenues decreased from 16.0% for the three months ended June 30,1998 to 12.5% for the three months ended June 30, 1999, and decreased as a percentage of total revenues from 15.9% for the six months ended June 30, 1998 to 15.2% for the six months ended June 30, 1999. These decreases primarily reflect the closing of the facility in Arizona by Lyte Optronics and the maintenance of our expenses combined with an increase in our total revenues.

        Research and development expenses. Research and development expenses decreased 10.8% from $714,000 for the three months ended June 30, 1998 to $637,000 for the three months ended June 30, 1999, and decreased 13.40% from $1.4 million for the six months ended June 30, 1998 to $1.2 million for the six months ended June 30, 1999. This decrease resulted primarily from the reduction of materials purchased to develop new products and to enhance existing products, which offset an increase in personnel, outside consulting and licensing fees. Also, historically Lyte Optronics did not separately account for its research and development expenses, which are included as part of its cost of product revenues and selling, general and administrative expenses. In addition to our internally funded research and development, we incurred research and development expenses relating to government and customer-funded research contracts, which are included in the cost of contract revenues.

        Acquisition cost. As part of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses associated with the transaction in the approximate amount of $2.8 million. Such expenses include the fees paid to our investment bankers, accountants, attorneys, and other outside consultants and related transaction expenses.

        Interest expense. Interest expense increased from $274,000 for the three months ended June 30, 1998 to $763,000 for the three months ended June 30, 1999, and increased from $512,000 for the six months ended June 30, 1998 to $1.4 million for the six months ended June 30, 1999. These increases primarily reflect the inclusion of the laser-diode and LED division in 1999 results and the acquisition of Lyte Optronics in May 1999. As part of the acquisition, we added about $11.0 million in debt, of which we repaid approximately $6.0 million in June 1999. The additional interest from the inclusion of the laser-diode and LED division was $276,000 and $386,000 for the three months and six months ended June 30, 1999, respectively.

        Interest and other income (expense). Other income increased slightly from an expense of $48,000 for the three months ended June 30, 1998 to income of $53,000 for the three months ended June 30, 1999. Other income increased from an expense of $29,000 for the six months ended June 30, 1998 to income of $678,000 for the six months ended June 30, 1999. This increase was primarily the result of two significant changes. First, we recognized foreign exchange gains in the first quarter of 1999 of approximately $600,000 on short-term forward contracts to hedge against certain accounts receivable in Japanese yen. Second, there was an increase in investment income of approximately $80,000 earned on proceeds from the completion in May 1998 of our initial public offering and the raising of $25.8 million, net of offering expenses.

        Provision for income taxes. Income tax expense, as adjusted for acquisition costs, declined from 41.0% of income before provision for income taxes for the three and the six months ended June 30, 1998 to 37.7% for the three months ended June 30, 1999 and to 37.8% for the six months ended June 30, 1999. This decrease in income tax expense was due to the inability to offset 1998 operating losses generated by Lyte Optronics against the separate income generated by American Xtal Technology during this period.

        Extraordinary item, net of tax benefits. In connection with the acquisition of Lyte Optronics, we incurred fees associated with a loan that we repaid as part of the transaction. This one-time charge is shown, net of tax benefits, as an extraordinary item.

Liquidity and Capital Resources

        During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for preferred stock completed in March 1997. We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of June 30, 1999, we had working capital of $37.8 million, including cash and cash equivalents of $10.2 million, compared to working capital at December 31, 1998 of $39.7 million, including cash of $16.4 million.

        During the six months ended June 30, 1999, net cash used in operations of $3.7 million was primarily due to increases in inventories of $5.5 million, accounts receivable of $3.4 million and prepaid and other current assets of $1.1 million, offset in part by net income of $225,000, depreciation and amortization of $1.6 million, and increases in accrued liabilities of $4.2 million. The increases in accounts receivable and inventory were primarily the result of the increase in total revenues from the prior year. In addition, work-in-process inventories increased in anticipation of large orders for the upcoming quarters. The inventory turnover ratio remained at 1.7 turns as of December 31, 1998 and June 30, 1999. The increase in prepaid and other assets was primarily due to deposits for Ge raw material and equipment, prepaid research and development expenses and the increase in unrealized gains on hedging of the Japanese yen. The increase in accrued liabilities was primarily the result of increased income tax expense and accruals for the one-time acquisition costs. Days sales outstanding improved from 62 days at December 31, 1998 to 60 days at June 30, 1999.

        Net cash used in investing activities was $4.3 million for the six months ended June 30, 1999, and was due to the purchase of property, plant and equipment.

        Net cash provided by financing activities was $1.8 million for the six months ended June 30, 1999, and was generated primarily from our issuance of common stock in the amount of $360,000 and short-term borrowings of $2.1 million, offset in part by repayments of long-term borrowings of $610,000. The

Common Stock was issued primarily to employees exercising their stock options or purchasing stock through our employee stock purchase plan.

        We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, which were repaid by the taxable variable rate revenue bonds in 1998. These bonds have a term of twenty-five years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At June 30, 1999, $11.0 million was outstanding under the taxable variable rate revenue bonds.

        We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires in October 1999. We are currently negotiating an extension to this line of credit. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of June 30, 1999. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At June 30, 1999, $5.4 million was outstanding under the $15.0 million line of credit.

        We anticipate that the combination of existing working capital and the borrowings available under current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will be depend on many factors, including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor do we have any current plans to obtain additional financing. We cannot assure you that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of our planned product development and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to our investors may result.

FACTORS AFFECTING FUTURE RESULTS

        In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

Risks Relating Our Acquisition of Lyte Optronics, Inc.

        Our success depends on our ability to assume and integrate the operations of Lyte Optronics with our operations. The success of our acquisition of Lyte Optronics depends in substantial part on our ability to assume and integrate the operations of Lyte Optronics in an efficient and effective manner. The assumption of a new business will require the dedication of management resources which may temporarily distract attention from our day-to-day operations. We cannot assure you that we will be able to integrate the business operations of Lyte

Optronics smoothly or successfully. Our inability to do so could hurt the performance of our business, which may cause the price of our stock to decline

        The success of our acquisition of Lyte Optronics depends in part on our ability to retain Lyte Optronics' current customers. We cannot guarantee that the current customers of Lyte Optronics will continue to seek our services now that the acquisition is completed. If a substantial number of Lyte Optronics' customers elect not to seek our services, our operating results will suffer.

        We incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $11 million of debt, much of which has had to be repaid or renegotiated, resulting in a decline of cash available. We incurred one-time charges and merger-related expenses of $2.8 million and the extraordinary item of $508.000 in the quarter ended June 30, 1999 as a result of the acquisition. We may incur additional unanticipated expenses related to our assumption of Lyte Optronics' business. If these expenses are substantial, they may adversely affect our operating results and cause our stock price to fall.

Risks Relating to Our Operations

        A number of factors could cause our quarterly financial results to be worse than expected, resulting in a decline in our stock price. Although we have been profitable on an annualized basis since 1990, we believe that period-to-period comparisons of our operating results cannot be relied upon as an indicator of our future performance. It is likely that in some future quarter, our operating results may be below the expectations of public market analysts or investors. If this occurs, the price of our common stock would likely decrease. For more information regarding our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our quarterly and annual revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

        o our recent acquisition of Lyte Optronics and the integration of its business and separate operations and facilities with our operations;

        o fluctuations in demand for our substrates due to reduction in the value of Asian currencies and the turmoil in the Asian financial markets;

        o fluctuations in demand for laser pointing and alignment products and decreases in the prices of these products;

        o our expense levels and expected research and development requirements;

        o our ability to develop and bring to market new products on a timely basis;

        o       the volume and timing of orders from our customers;

        o       the availability of raw materials;

        o       fluctuations in manufacturing yields;

        o our manufacturing expansion in Beijing, China and the assumption, integration and operation of the Chinese operations of Lyte Optronics;

        o       introduction of products and technologies by our competitors;
                and

        o costs relating to possible acquisitions and integration of technologies or businesses.

For more information regarding our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        VGF is a new technique for producing substrates which must achieve widespread acceptance if we are to succeed. We believe that our competitors principally utilize the traditional LEC or HB crystal growing processes for producing semi-insulating and semi-conducting GaAs substrates. We further believe that we are the only high-volume supplier of semi-insulating and semi-conducting GaAs substrates which utilize the VGF technique, a newer technology than either the LEC or HB techniques. We cannot assure you that our current customers will continue to use our VGF-produced substrates or that additional companies will purchase our products manufactured from the VGF technique. Failure to gain increased market acceptance of our VGF technique by either current or prospective customers could materially adversely affect our operating results which in turn could cause our stock price to fall.

        A significant portion of our prospective customers for our substrates are wireless communications manufacturers, fiber optic communications manufacturers and manufacturers of other high-speed semiconductor devices that are produced from GaAs substrates using either the LEC or HB techniques. To establish the VGF technique as a preferred process for producing substrates for these prospective customers, we must offer products with superior prices and performance on a timely basis and in sufficient volumes. We must also overcome the reluctance of these customers to purchase our GaAs substrates due to possible perceptions of risks relating to concerns about the quality and cost-effectiveness of our GaAs substrates when compared to substrates produced by the traditional LEC or HB techniques. In addition, potential GaAs substrate customers may be reluctant to rely on a relatively small company for critical materials used to manufacture their semiconductor devices.

        If we do not achieve acceptable yields of crystals and the successful and timely production of substrates, the shipment of our products will be delayed and our revenues will decline. The highly complex processes of growing crystals as well as other steps involved in manufacturing substrates which we engage in can be adversely affected by the following factors:

        o       chemical or physical defects in the crystals;

        o       contamination of the manufacturing environment;

        o       substrate breakage;

        o       equipment failure; and

        o       performance of personnel involved in the manufacturing process.

Our operating results have been adversely affected in the past due to the occurrence of a combination of these factors which resulted in product shipment delays and adversely affected our business.

        A significant portion of our manufacturing costs are fixed. As a result, we must increase the production volume of substrates and improve yields in order to reduce unit costs, increase margins and maintain and improve our results of operations. Any significant decrease in production volume and yields could materially harm our business.

        In the past, we have sometimes manufactured substrates which have not met the manufacturing process requirements of our customers. We have fixed these occurrences through minor changes to the substrates or the manufacturing process. Recurrence of these problems and our inability to solve them may materially hurt our performance.

        We have begun producing and shipping Ge and InP substrates in commercial volume. We also understand that we must achieve the same manufacturing capability for six inch GaAs wafers. We cannot assure you that we will be able to manufacture the Ge and InP substrate or the larger GaAs substrate in commercial volumes with acceptable yields. Our business and results of operations will be materially adversely affected if we experience low yields of these successfully developed substrates.

        Because substantially all of our revenues of our substrate division are derived from sales of our GaAs substrates, we are dependent on widespread market acceptance of these products. We currently derive substantially all of our revenues from sales of our GaAs substrates. If there is a decrease on demand for GaAs substrates by semiconductor device manufacturers or if our competitors introduce new substrates for electronics applications, such as wireless communications, fiber optic communications and other high-speed semiconductor devices, and opto-electronic applications, such as lasers and LEDs, our revenues may decline and our business will be materially adversely affected. We expect that revenues from GaAs substrates will account for a significant majority of our revenues for the next several years.

        Further, other companies, including IBM, are actively involved in developing other devices which could provide the same high-performance, low power capabilities as GaAs-based devices at competitive prices, such as silicon-germanium based devices for use in certain wireless applications. If these silicon-germanium based devices are successfully developed and semiconductor device manufacturers adopt them, demand for GaAs substrates could decrease. This development could cause our revenues to fall.

        To be successful, we must develop and introduce in a timely manner new substrates and continue to improve our current substrates to address customer requirements and compete effectively on the basis of price and performance. We must also continue to develop our light-emitting and laser diode products, and develop new markets for this technology, as well as for our laser pointing and alignment products. We cannot assure you that our product development efforts will be successful or that our new products will achieve market acceptance. To the extent that product improvements and new product introductions do not achieve market acceptance, our business will be materially adversely affected. Recently, we have begun commercial shipments of Ge and InP substrates and are currently developing other substrates, including gallium phosphide and gallium nitride. Factors that may affect the success of product improvements and product introductions include the development of markets for such improvements and substrates, achievement of acceptable yields, price and market acceptance. Many of these factors are beyond our control.

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

        To date, we have been issued one U.S. patent, which relates to the VGF technique, and have two U.S. patent applications pending, one which relates to the VGF technique. Additionally, we have one pending application for a Japanese patent but no issued foreign patents. We do not have any patents on our light-emitting or laser diode technology, although we do have six patents relating to our laser pointing and alignment products. We cannot assure you that:

        o the pending or any future U.S. or foreign patent applications will be approved;

        o       any issued patents will protect our intellectual property;

        o third parties will not challenge the ownership rights of the patents or the validity of the patent applications;

        o the patents owned by others will not have an adverse effect on our ability to do business; or

        o others will not independently develop similar or competing technology or design around any patents issued to us.

        Moreover, the laws of certain foreign countries may not lend protection to our patents to the same extent as the laws of the United States.

        If we infringe the proprietary rights of others, we may be forced to enter costly royalty or licensing agreements. We could in the future receive a claim that we are infringing the patent, trademark, copyright or other proprietary rights of other third parties. If any claims were asserted against us for violation of patent, trademark, copyright or other similar laws as a result of the use by us, our customers or other third parties of our products, those claims would be costly and time-consuming to defend, would divert our attention and could cause product delays. In addition, if we discovered we violated other third party rights, we could be required to enter into costly royalty or licensing agreements as a result of those claims. These royalty or licensing agreements may adversely affect our operating results.

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

        We purchase critical raw materials required to grow crystals from single or limited sources, and could lose sales if these sources fail to fill our needs. We do not have any long-term supply contracts with any of our suppliers, and we currently purchase raw materials required to grow crystals from single or a limited number of suppliers. For example, we purchase a majority of the gallium we use from Rhone-Poulenc. Due to our reliance on a limited group of suppliers, we are exposed to several risks including the potential inability to obtain adequate supply of materials, reduced control over pricing of our products and meeting customer delivery schedules.

        We have experienced delays receiving orders of certain materials due to shortages. We may continue to experience these delays due to shortages of materials and as a result be subject to higher costs. If we are unable to receive adequate and timely deliveries of critical raw materials, relationships with current and future customers could be harmed, which could cause our revenues to decline.

        We are subject to additional risks as a result of our recent acquisition of new manufacturing facilities. In connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 30,000 square foot facility in Beijing, China, in 1998. These new facilities subject us to significant risks, including:

        o       unavailability or late delivery of process equipment;

        o       unforeseen engineering problems;

        o       work stoppages;

        o       unanticipated cost increases; and

        o unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits and building permits.

If any of the above occur, our operations at the new facilities would be adversely affected, which may cause our sales to decline and the price of our stock to fall.

        The additional fixed operating expenses associated with the new facilities may only be offset by sufficient increases in product revenues. We cannot assure you that the demand for our products will grow as we currently expect, and if this does not occur, we may not be able to offset the costs of operating the new facilities, which may materially adversely affect our results of operations.

        We currently only have two machines capable of producing light-emitting diode wafers. Damage to our failure of these machines could cause production to stop or delay while repairs or replacements are being made. We do not keep substantial inventory of LED wafers to continue while the MOCVD machine is being repaired. Any delay in production of the LED wafers while the MOCVD is being repaired could result in loss of revenue.

        We must effectively respond to rapid technological changes by continually introducing new products that achieve broad market acceptance. We and our customers compete in a market that is characterized by rapid technological changes and continuous improvements in substrates. Accordingly, our future success depends upon whether we can apply our proprietary VGF technique to develop new substrates that meet the needs of customers and compete effectively on the basis of quality, price and performance. Our success in the light-emitting and laser diode markets depends in part upon our ability to further our development of this technology and develop additional markets and uses for the products. If we are unable to timely develop new, economically viable products that meet market demands, our revenues will decline, which could adversely affect our results of operation and cause the price of our stock to fall.

        It is difficult to predict accurately the time required and the costs involved in researching, developing and engineering new products. Thus, our actual development costs could exceed budgeted amounts and our product development schedules could require extension. We have experienced product development delays in the past and may experience similar delays in the future. Any significant delays could harm our business. For example, our introduction of InP substrates was delayed approximately six months as a result of delays in the finalization of the manufacturing process for these substrates. In addition, if we are unable to introduce reliable quality products, we could suffer from reduced orders, higher manufacturing costs, product returns and additional service expenses, all of which could result in lower revenues.

        The sales cycle for our GaAs substrates is long and we may incur substantial, non-recoverable expenses or devote significant resources to sales that do not occur as anticipated. Our GaAs substrates typically have a lengthy sales cycle, ranging from three months to a year or more. During this time, we may expend substantial funds and sales, marketing and management efforts while the potential customer evaluates our substrates. However, there is a significant risk that these expenditures may not result in sales. If sales forecasted from a specific customer for a particular quarter are not delivered in that quarter, we may be unable to compensate for the shortfall, which could materially adversely affect our operating results. In addition, if a customer decides at the design stage not to incorporate our substrates into its products, we may not have another opportunity to sell substrates for those products for many months or even years. We anticipate that sales of any future products under development will have similar lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our GaAs substrates.

        The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 39.5% and 33.7% of our revenues in the year ended December 31, 1998 and six months ended June 30, 1999, respectively. If any of these major customers reduces, delays or cancels its orders with us, our revenues will decline, which will likely cause our stock price to fall. Our customers are not obligated to purchase any specified quantity of products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty.

        Our substrates are typically one of many components used in semiconductor devices that our customers produce. Demand for our products is therefore subject to many factors beyond our control, including:

        o       demand for our customers' products;

        o competition faced by our customers in their particular industries;

        o the technical, sales and marketing and management capabilities of our customers; and

        o       the financial and other resources of our customers.

If, as a result of any of these factors, demand for our products declines, our business will suffer.

        Intense competition in the market for GaAs substrates could prevent us from increasing revenues and sustaining profitability. The market for GaAs substrates is intensely competitive. If we cannot successfully compete in this market, our operating results will be harmed. In the semi-insulating GaAs substrates market, our principal competitors include:

        o       Freiberger Compound Materials;

        o       Hitachi Cable;

        o       Litton Airtron; and

        o       Sumitomo Electric Industries.

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

        Many of our competitors and potential competitors have a number of significant advantages over us, including:

        o       having been in the business longer than we have;

        o       more manufacturing experience;

        o       more established technologies than our VGF technique;

        o       broader name recognition; and

        o significantly greater financial, technical and marketing resources.

        Our competitors could develop enhancements to the LEC, HB or VGF techniques that are superior to ours in terms of price and performance. Our competitors also could intensify price-based competition, which would result in lower prices and reduced margins.

        The market for laser-pointing and alignment devices is highly competitive and subject to pressure to decrease the price at which the devices are sold. Lyte Optronics has opened a manufacturing facility in China enabling production of components at reduced cost; however this facility has only recently begun operating and may not be able to handle the volume production that may be required to meet customer demand. In addition, while we continue to remain competitive in our pricing structure of laser pointing and alignment devices, if prices continue to fall, we may not be able to produce and sell these products at a profit.

        We derive a significant portion of our revenues from international sales and our ability to sustain and increase our international sales involve significant risks. Our ability to grow will depend in part on the expansion of international sales and operations which have and are expected to constitute a significant portion of our revenues. Our failure to successfully expand our international operations may cause our revenues not to grow as much as we anticipate, which could cause our stock price to fall.

        International sales, excluding Canada, represented 28.8% and 44.2% of our total revenues in the year ended December 1998 and six months ended June 30, 1999, respectively. Sales to customers located in Japan and other Asian countries represented 18.7% and 35.6% of our total revenues in the year ended December 31, 1998 and six months ended June 30, 1999. Sales to customers in Japan, in particular, accounted for 11.5% and 7.9% of our total revenues in the year ended December 1998 and six months ended June 30, 1999, respectively. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries who sell their products worldwide, will continue to represent a significant portion of our revenues.

        Our dependence on international sales involves a number of risks, including:

        o       import restrictions and other trade barriers;

        o       unexpected changes in regulatory requirements;

        o       longer periods to collect accounts receivable;

        o       export license requirements;

        o political and economic instability, in particular, the current instability of the economies of Japan and other Asian countries; and

        o       unexpected changes in diplomatic and trade relationships.

        Our sales, except for sales to our Japanese and Taiwanese customers, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In the year ended December 31 1998, we incurred foreign exchange losses of $24,000, and foreign exchange gain of $646,000 in the six months ended June 30, 1999, respectively. If we do not effectively manage the risks associated with international sales, our business and financial condition could be materially adversely affected. To minimize our foreign exchange risk, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

        If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or achieve our objectives. Our success depends to a significant degree upon the continued service of Morris S. Young, Ph.D., AXT's President and Chief Executive Officer, as well as other key management and technical personnel. We neither have long-term employment contracts with, nor key person life insurance on, any of our key personnel, including any of the key personnel from our acquisition of Lyte Optronics. In addition, our management team has limited experience as executive officers of a public company.

        We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. The competition for these employees is intense, especially in Silicon Valley, and we cannot assure you that we will be successful in attracting and retaining new personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could make it difficult for us to manage our business and meet key objectives, including the introduction of new products on time.

        Continued rapid growth may strain our operations. In addition to our recent acquisition of Lyte Optronics, we have recently experienced a period of rapid growth and expansion which has placed, and continues to place, a significant strain on our operations. To accommodate this anticipated growth, we will be required to:

        o improve existing and implement new operational and financial systems, procedures and controls;

        o       hire, train and manage additional qualified personnel;

        o effectively manage multiple relationships with our customers, suppliers and other third parties; and

        o       maintain effective cost controls.

        If we are not able to install adequate control systems in an efficient and timely manner, or if our current or planned personnel systems, procedures and controls are not adequate to support our future operations, our sales may not grow and our business will suffer. We are in the process of installing a new management information system; however, the functionality of this new system has not been fully implemented. The difficulties associated with installing and implementing these new systems, procedures and controls has placed and will continue to place a significant burden on our management and our internal resources. In addition, international growth will require expansion of our worldwide operations and enhance our communications infrastructure. Any delay in the implementation of these new or enhanced systems, products and controls, or any disruption in the transition to these new or enhanced systems, products and controls, could adversely affect our ability to accurately forecast sales demand, manage manufacturing, purchasing and inventory levels, and record and report financial and management information on a timely and accurate basis. Our inability to manage growth effectively could affect our revenues and adversely impact our profitability.

        In addition, Lyte Optronics maintains separate operational and financial systems, procedures and controls that must be integrated with or replaced by our systems. This integration will take time and divert management attention and resources. If we are unable to timely integrate or replace these systems, we may be unable to accurately forecast sales demand, manage manufacturing, purchasing and inventory levels for the two divisions acquired with Lyte Optronics, nor record and report financial and management information on a timely basis for these divisions, which could adversely affect our ability to timely produce consolidated financial information.

        Our failure and the failure of our key suppliers and customers to be year 2000 compliant could negatively impact our business. The year 2000 computer issue creates significant risk for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The risk exists in four areas:

        o       potential warranty or other claims from our customers;

        o       systems we used to run our business;

        o       systems used by our suppliers; and

        o the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on year 2000 remediation.

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

        We have contacted more than thirty key suppliers to determine if their operations and the products and services they provide are year 2000 compliant. Where practicable, we will attempt to mitigate our risks with respect to the failure of suppliers to be year 2000 ready. However, these failures remain a possibility and could have an adverse impact on our operating results or financial condition.

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

        We may engage in future acquisitions that we must successfully integrate into our business and that may dilute our stockholders and cause us to assume contingent liabilities. As part of our business strategy, we may in the future review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

        o issue equity securities which would dilute current stockholders' percentage ownership;

        o       incur substantial debt; or

        o       assume contingent liabilities.

        Any of these actions could materially adversely affect our operating results and/or the price of our common stock. Any future acquisitions creates risks for us, including:

        o difficulties in the assimilation of acquired personnel, operations, technologies or products;

        o unanticipated costs associated with the acquisition could materially adversely affect our operating results;

        o diversion of management's attention from other business concerns;

        o adverse effects on existing business relationships with suppliers and customers;

        o risks of entering markets where we have no or limited prior experience;

        o       potential loss of key employees of acquired organizations; and

        o loss of customers that, through product acquisition, now become competitors.

These risks and difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could materially adversely affect our operating results.

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

        In December 1998, we raised approximately $11.6 million by issuing variable rate taxable demand revenue bonds series 1998 for:

        o the purchase of a commercial building and to finance tenant improvements at 4281 Technology Drive, Fremont, California;

        o the refinance an existing loan and to finance tenant improvements on our principal offices; and

        o       the permanent financing for an existing bank construction loan.

        These debt securities have rights, preferences and privileges that are senior to holders of common stock. We cannot assure you that if we required additional capital, it will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would materially adversely affect our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Our executive officers and directors control 19% of our common stock and are able to significantly influence matters requiring stockholder approval. Executive officers, directors and entities affiliated with them currently own approximately 19% of our outstanding common stock. These stockholders, if acting together, are able to significantly influence all matters requiring our stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could delay or prevent a change of control of AXT and could reduce the likelihood of an acquisition of AXT at a premium price.

        Provisions in our charter or agreements may delay or prevent a change of control. Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a merger or acquisition or a change of control or changes in our management. These provisions include:

        o the division of the board of directors into three separate classes of three year terms;

        o the right of the board to elect the director to fill a space created by the expansion of the board;

        o       the ability of the board to alter our bylaws;

        o authorizing the issuance of up to 2,000,000 shares of "blank check" preferred stock; and

        o the requirement that at least 10% of the outstanding shares are needed to call a special meeting of stockholders.

        Furthermore, because we are incorporated in Delaware, we are subject to the provisions of section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

o 66 2/3% of the shares of voting stock not owned by this large stockholder approve the merger or combination, or

o the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

        Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuated significantly since we began trading on the Nasdaq national market. In the six months ended June 30, 1999, our stock price closed as low as $9.0625 and as high as $27.00. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

        o actual or anticipated fluctuations in our quarterly or annual operating results;

        o changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

        o announcements of technological innovations by us or our competitors;

        o       new product introduction by us or our competitors;

        o       large customer orders or order cancellations; and

        o the operating and stock price performance of other comparable companies.

        In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Since many of our Japanese and Taiwanese invoices are denominated in yen, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of June 30, 1999, our outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $4.1 million equivalent. Many of the contracts were entered six months prior to the due date and the dates coincide with the receivable terms we have on the invoices. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) In connection with the acquisition of Lyte Optronics, our Board of Directors adopted resolutions designating 1,000,000 shares of Preferred Stock of the Company as Series A Preferred Stock (the "Series A Preferred Stock"), of which 983,039 shares were subsequently issued to the stockholders of Lyte Optronics in exchange for the shares of Series B Preferred Stock of Lyte Optronics, in connection with the Company's acquisition of Lyte Optronics. The holders of the Series A Preferred Stock shall be entitled to receive, out of any funds legally available therefor, dividends in cash in an amount equal to $0.20 per annum for each share of Series A Preferred Stock held by them, in each case as adjusted for stock splits, recapitalizations and the like. Dividends shall accrue quarterly and be payable as and when declared by the Board of Directors. Dividends that have accrued by but not been paid shall cumulate. Unless we have paid all dividends that have accrued on the Series A Preferred Stock, so long as any shares of Series A Preferred Stock are outstanding we shall not pay or declare any dividend or distribution of any nature on shares of Common Stock. In the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after our debts have been paid, the holders of Series A Preferred Stock shall be entitled to receive out of our assets an amount per share equal to $4.00 before any payment shall be made or any assets distributed to the holders of Common Stock. If the assets remaining after our debts have been paid or amounts set aside for such payment are insufficient to pay to the holders of Series A Preferred Stock the full amount to which they are entitled, then all of our assets available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock. After payment in full of this liquidation preference plus accrued but unpaid dividends of the shares of the Series A Preferred Stock, no further participation in any distribution of our assets shall be allowed in respect of such shares, and the holders of the Common Stock shall be entitled to receive all of our remaining assets to be distributed. Except as otherwise required by law, shares of Series A Preferred Stock shall not be entitled to vote on any matter to be voted on by our stockholders.

        (b) In connection with the acquisition of Lyte Optronics, we issued an aggregate of 2,247,465 shares of Common Stock and 983,039 shares of Series A Preferred Stock to the existing stockholders of Lyte Optronics in exchange for all of the outstanding shares of capital stock of Lyte Optronics, and we assumed options to acquire 101,501 shares of our Common Stock and warrants convertible into 13, 557 shares of our Common Stock (collectively the "Merger Shares"). The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2). Lyte Optronics retained a purchaser representative on behalf of their stockholders who had knowledge and experience in financial and business matters such that the purchaser representative was capable of evaluating the merits and risks of the investment. The stockholders of Lyte Optronics had access to all relevant information regarding us necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of Lyte Optronics were provided with an information statement setting forth information about the Company and the Merger. There was no general solicitation or advertising involved in the acquisition. We were advised on the acquisition by Prudential Securities, Inc., to whom we paid a fee of $847,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Meeting of Stockholders on May 17, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by us was elected and the stockholders also approved the three management proposals we proposed.

        (a)     The stockholders reelected the two nominees for our Board of
                Directors:

                Director               Shares voted for       Shares withheld
                --------               ----------------       ---------------
                Morris S. Young            10,878,142              81,719
                Theodore S. Young          10,945,142              14,719

        (b) The stockholders approved the increase in the number of shares reserved for issuance under our 1997 Stock Option Plan from 2,800,000 to 3,800,000 shares of common stock and to limit the number of shares for which options may be granted under such plan to any employee within any fiscal year to 250,000:

                Shares voted for:          10,225,108
                Shares voted against:         617,073
                Shares abstaining:            117,280
                Broker non-votes:                 400

        (c) The stockholders approved the increase in the number of shares reserved for issuance under our 1998 Employee Stock Purchase Plan from 250,000 to 400,000 shares of common stock:

                Shares voted for:          10,483,279
                Shares voted against:         360,002
                Shares abstaining:            116,580

        (d) The stockholders approved the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 1999:

                Shares voted for:          10,803,699
                Shares voted against:          38,632
                Shares abstaining:            117,530

ITEM 5. OTHER INFORMATION

                None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits.

          Exhibit No.   Description
         ------------   -----------
             2.1        Agreement and Plan of Reorganization dated May 27, 1999
                        (which is incorporated herein by reference to Exhibit
                        2.1 to the Registrant's Form 8-K dated May 28, 1999).

             2.2 Certificate of Merger dated May 27, 1999, filed with the Secretary of State of the State of Delaware on May
                        28, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K dated May 28,
                        1999).

             2.3        Articles of Merger dated May 27, 1999, filed with the
                        Secretary of State of the State of Nevada on May 28,
                        1999 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K dated May 28,
                        1999).

             3.1        Certificate of Designation, Preferences and Rights of
                        Series A Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 27, 1999
                        (which is incorporated herein by reference to Exhibit
                        2.1 to the Registrant's Form 8-K dated May 28, 1999).

            27.1        Financial Data Schedule.

        b.      Reports on Form 8-K.

                (1) On June 14, 1999, we filed a report on Form 8-K reporting the acquisition of Lyte Optronics, Inc.

                (2) On August 11, 1999, we filed a report on Form 8-K/A which amended the report on Form 8-K filed on June 14, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        AMERICAN XTAL TECHNOLOGY, INC.

Dated: August 23 , 1999                 By: /s/ Guy D. Atwood
                                           -------------------------------------
                                                     Guy  D. Atwood
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------
   27.1    Financial Data Schedule