Form 10-Q
period 1999-09-30
AMERICAN XTAL TECHNOLOGY
filed 1999-11-15
CIK 1051627

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                          ----------------------------
                                    FORM 10-Q

                                   (Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               for the quarterly period ended September 30, 1999

                                       or

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



                4281 Technology Drive, Fremont, California 94538
               (Address of principal executive offices) (Zip Code)
                                 (510) 683-5900
              (Registrant's telephone number, including area code)

                          -----------------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [X]    NO[ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at September 30, 1999
               -----                        ---------------------------------
    Common Stock, $.001 par value                      18,725,261


================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements.

                     Condensed Consolidated Balance Sheets at September 30, 1999
                     and December 31, 1998

                     Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1999

                     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999

                     Notes To Condensed Consolidated Financial Statements

                     Unaudited Proforma Condensed Consolidated Statement of
                     Operations Summary for the seven quarters from first quarter 1998 to third quarter 1999

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

          Item 3.    Defaults upon Senior Securities

          Item 4.    Submission of Matters to a Vote of Security Holders

          Item 5.    Other Information

          Item 6.    Exhibits and Reports on Form 8-K

                     Signatures

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                         AMERICAN XTAL TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                              September 30,   December 31,
                                                                  1999            1998
                                                               ----------      ----------
                                                               (Unaudited)
Assets:
     Current assets
          Cash and cash equivalents                             $   4,883      $  16,438
          Accounts receivable, net of allowance for
              doubtful accounts of $1,830 and $1,648               17,029         12,428
          Inventories                                              34,660         25,300
          Prepaid expenses and other current assets                 5,755          3,271
          Deferred income taxes                                       949          1,670
                                                                ---------      ---------
              Total current assets                                 63,276         59,107

     Property, plant and equipment                                 40,305         37,624
     Other assets                                                   4,545          1,927
     Goodwill                                                       2,394          2,843
                                                                ---------      ---------

              Total assets                                      $ 110,520      $ 101,501
                                                                =========      =========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                             $   4,345      $   3,339
          Accounts payable                                          9,409          8,762
          Accrued liabilities                                       5,904          2,219
          Current portion of long-term debt                         4,282          3,925
                                                                ---------      ---------
              Total current liabilities                            23,940         18,245
     Long-term debt, net of current portion                        21,100         22,270
     Note payable to officers                                         501            604
                                                                ---------      ---------
              Total liabilities                                    45,541         41,119
                                                                ---------      ---------
     Stockholders' equity:
           Preferred stock                                          4,000          4,000
           Common stock                                            46,222         45,266
           Deferred compensation                                     (244)          (327)
           Retained earnings                                       14,955         11,416
           Cumulative translation adjustments                          46             27
                                                                ---------      ---------
              Total stockholders' equity                           64,979         60,382
                                                                ---------      ---------

          Total liabilities and stockholders' equity            $ 110,520      $ 101,501
                                                                =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                 September 30,
                                                1999           1998           1999           1998
                                              --------       --------       --------       --------
Revenues:
  Product revenues                            $ 20,709       $ 13,434       $ 59,948       $ 39,163
  Contract revenues                                680            508          1,489          1,497
                                              --------       --------       --------       --------
              Total revenues                    21,389         13,942         61,437         40,660
Cost of revenues:
   Cost of product revenues                     12,419          8,754         37,594         25,604
   Cost of contract revenues                       295            157            704            640
                                              --------       --------       --------       --------
              Total cost of revenues            12,714          8,911         38,298         26,244
Gross profit                                     8,675          5,031         23,139         14,416
Operating expenses:
   Selling, general and administrative           2,582          2,540          8,668          7,238
   Research and development                        684            819          1,857          2,173
   Acquisition cost                                 --             --          2,810             --
                                              --------       --------       --------       --------
              Total operating expenses           3,266          3,359         13,335          9,411
                                              --------       --------       --------       --------
Income from operations                           5,409          1,672          9,804          5,005
Interest expense                                (1,084)          (325)        (2,472)          (837)
Interest and other income                          220            248            898            219
                                              --------       --------       --------       --------
Income before provision for income taxes         4,545          1,595          8,230          4,387
Provision for income taxes                       1,727            559          4,183          1,704
                                              --------       --------       --------       --------
Income before extraordinary item                 2,818          1,036          4,047          2,683
Extraordinary item, net of tax benefits             --             --           (508)            --
                                              --------       --------       --------       --------
Net Income                                    $  2,818       $  1,036       $  3,539       $  2,683
                                              ========       ========       ========       ========

Basic income per share:
Income before extraordinary item              $   0.15       $   0.06       $   0.22       $   0.17
Extraordinary item                                  --             --          (0.03)            --
                                              --------       --------       --------       --------
Net Income                                    $   0.15       $   0.06       $   0.19       $   0.17
                                              ========       ========       ========       ========

Diluted income per share:
Income before extraordinary item              $   0.14       $   0.06       $   0.20       $   0.17
Extraordinary item                                  --             --          (0.02)            --
                                              --------       --------       --------       --------
Net Income                                    $   0.14       $   0.06       $   0.18       $   0.17
                                              ========       ========       ========       ========

Shares used in net income per share
  calculations:

Basic                                           18,662         16,915         18,610         15,388
Diluted                                         20,059         17,705         19,785         16,178




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1999           1998
                                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                                             $  3,539     $  2,683
         Adjustments to reconcile net income to cash used in
            operations:
               Depreciation and amortization                                    4,097        1,961
               Deferred income taxes                                              721       (1,152)
               Stock compensation                                                  83         (134)
               Changes in assets and liabilities:
                   Accounts receivable                                         (4,601)      (1,174)
                   Inventories                                                 (9,360)      (5,057)
                   Prepaid expenses and other assets                           (5,102)      (1,877)
                   Accounts payable                                               647        2,102
                   Accrued liabilities                                          3,685         (512)
                                                                             --------     --------
                      Net cash provided by (used in) operating activities      (6,291)      (3,160)
                                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash flow from investing activities                                       (6,329)     (15,029)
                                                                             --------     --------
                      Net cash used in investing activities                    (6,329)     (15,029)
                                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
         Issuance of common stock upon exercise of common stock options           956       34,577
         Issuance of  preferred stock                                              --       (7,829)
         Short-term bank borrowings                                             1,006        3,087
         Repayment of long-term debt borrowings                                  (916)         398
                                                                             --------     --------
                      Net cash provided by financing activities                 1,046       30,233
                                                                             --------     --------
Effect of exchange rate changes                                                    19          (33)
                                                                             --------     --------
Net increase in cash and cash equivalents                                     (11,555)      12,011
Cash and cash equivalents at the beginning of the period                       16,438        3,199
                                                                             --------     --------
Cash and cash equivalents at the end of the period                           $  4,883     $ 15,210
                                                                             ========     ========

SUPPLEMENTAL DISCLOSURES:

     Interest paid                                                           $  1,118     $    631
                                                                             ========     ========

     Income taxes paid                                                       $  2,415     $  2,753
                                                                             ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of December 31, 1998 and September 30, 1999, and for the three and nine months ended September 30, 1998 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of September 30, 1999 and for the three and nine months ended have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the result that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K report for the year ended December 31, 1998 and the separate financial statements of Lyte Optronics, Inc. included in our current report on Form 8-K/A filed November 15, 1999.

         In May 1999, we acquired Lyte Optronics, Inc. which was accounted for as a pooling of interests (see Note 4-"Acquisition"). Accordingly, all financial information included herein has been restated to reflect the combined operations of American Xtal Technology, Inc. and the acquired company. Certain prior period balances have been reclassified to conform to the current period presentation.

         The prior period consolidated financial information presented from January 1, 1998 through September 30, 1998, however, does not include the financial results of Alpha Photonics ("Alpha"), that Lyte Optronics acquired on September 29, 1998 (see Note A "Unaudited Proforma Financial Statement Summary").

Note 2.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The functional currencies of the Company's subsidiaries are their respective local currencies. The assets and liabilities of the Company's subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at an average rate of exchange. The cumulative translation adjustments in the year ended December 1998 and the nine months ended September 30, 1999 resulted from fluctuations in foreign currency exchange rates and its effects on the translation of balance sheet accounts. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

Note 3.  Inventories

         Components of inventory are as follows (in thousands):

                                September     December 31,
                                   1999          1998
                              -------------  -------------
Inventories:
       Raw materials          $      14,408  $       9,928
       Work in process               13,484         13,171
       Finished goods                 6,768          2,201
                              -------------  -------------
                              $      34,660  $      25,300
                              =============  =============


Note 4. Acquisition

        On May 28, 1999, we acquired Lyte Optronics, Inc., a Nevada corporation and all of its subsidiaries, including Lyte Optronics Ltd. (a United Kingdom company) and Advanced Semiconductor (a Xiamen, People's Republic of China company). Lyte Optronics, Inc. and its subsidiaries manufacture and distribute micro-laser based products.

        Under the terms of the merger agreement, the Company issued approximately 2,363,000 shares of the Company's common stock in exchange for all the outstanding shares of Lyte's common stock as well as the outstanding shares of Lyte's Series A preferred stock. The Company also issued approximately 983,000 shares of Series A preferred stock in exchange for all the outstanding shares of Lyte's Series B preferred stock. In addition, the Company assumed and converted Lyte's options and warrants representing 455,000 shares of Lyte's common stock to the Company's option and warrants representing 115,000 shares of the Company's common stock. The merger has been accounted for as a pooling of interest.

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

        The components of comprehensive income are as follows (in thousands):


Note 6.  Net Income Per Share


                                      Three Months Ended             Nine Months Ended
                                         September 30,                 September 30,
                                    ----------------------         ----------------------
                                      1999           1998            1999           1998
                                    -------        -------         -------        -------
Net income                          $ 2,818        $ 1,036         $ 3,539        $ 2,683
Foreign currency translation
  gain (loss)                            65            (63)             13            (26)
                                    -------        -------         -------        -------
Comprehensive income                $ 2,883        $   973         $ 3,552        $ 2,657
                                    =======        =======         =======        =======

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows, (in thousands except per share data):


                                                                Three months ended September 30,
                                        -----------------------------------------------------------------------------
                                                         1999                                    1998
                                        -----------------------------------------------------------------------------
                                                                          (unaudited)
                                                                       Per                                     Per
                                                                      Share                                   Share
                                         Income         Shares       Amount       Income         Shares       Amount
                                        --------        ------      --------     --------        ------      --------
Basic EPS calculation                   $  2,818        18,662      $   0.15     $  1,036        16,915      $   0.06
Effect of dilutive securities
     Common stock options                      -         1,397             -            -           790             -
     Convertible preferred stock               -             -             -            -             -             -
                                        --------        ------                   --------        ------
Diluted EPS calculation                 $  2,818        20,059      $   0.14     $  1,036        17,705      $   0.06
                                        ========        ======                   ========        ======


                                                             Nine months ended September 30,
                                        -----------------------------------------------------------------------------
                                                         1999                                    1998
                                        -----------------------------------------------------------------------------
                                                                          (unaudited)
                                                                       Per                                     Per
                                                                      Share                                   Share
                                         Income         Shares       Amount       Income         Shares       Amount
                                        --------        ------      --------     --------        ------      --------
Basic EPS calculation                   $  3,539        18,610      $   0.19     $  2,683        15,388      $   0.17
Effect of dilutive securities
     Common stock options                      -         1,175             -            -           790             -
     Convertible preferred stock               -             -             -            -             -             -
                                        --------        ------                   --------        ------
Diluted EPS calculation                 $  3,539        19,785      $   0.18     $  2,683        16,178      $   0.17
                                        ========        ======                   ========        ======


Note 7. Segment Information:

        Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes the standards for reporting information about operating segments in annual financial statements and requires that certain selected information about operating segments be reported in interim financial reports. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief decision-maker in order to allocate resources and assess performance.

        The Company has identified three primary operating segments: AXT division (substrates product line), Lyte division (consumer products) and Alpha division (laser diode/LED product line).

        Segment selection is based upon the internal organization structure, the manner in which these operations are managed and their performance evaluated by management, the availability of separate financial information, and overall materiality considerations. The operating information for the three segments identified are as follows, (in thousands):

Segment Data (in thousands):

                                               AXT               Lyte             Alpha        Consolidated
                                            ---------         ---------         ---------      ------------
                                                          Three months ended September 30, 1999
                                            ---------------------------------------------------------------
Net revenues from external customers        $  15,030         $   1,499         $   4,860         $  21,389
                                            =========         =========         =========         =========

Operating income (loss)                         4,453              (180)            1,136             5,409

Interest and other income
   (expenses), net                                147                48                25               220
Interest expense                                 (494)             (267)             (323)           (1,084)
                                            ---------         ---------         ---------         ---------
Income (loss) before income taxes           $   4,106         $    (399)        $     838         $   4,545
                                            =========         =========         =========         =========

Total assets                                $  78,712         $   6,937         $  25,363         $ 111,012
                                            =========         =========         =========         =========


                                                       Three months ended September 30, 1998
                                            ---------------------------------------------------------------
Net revenues from external customers        $  11,395         $   2,547                           $  13,942
                                            =========         =========                           =========

Operating income (loss)                         2,708            (1,036)                              1,672

Interest and other income
   (expenses), net                                206                42                                 248
Interest expense                                 (169)             (156)                               (325)
                                            ---------         ---------                           ---------
Income (loss) before income taxes           $   2,745         $  (1,150)                          $   1,595
                                            =========         =========                           =========

Total assets                                $  66,380         $   4,973                           $  71,353
                                            =========         =========                           =========


                                                        Nine months ended September 30, 1999
                                            ---------------------------------------------------------------
Net revenues from external customers        $  41,166         $   5,369         $  14,902         $  61,437
                                            =========         =========         =========         =========

Operating income (loss)                         8,467            (1,145)            2,482             9,804

Interest and other income
   (expenses), net                              1,111              (309)               96               898
Interest expense                               (1,074)             (689)             (709)           (2,472)
                                            ---------         ---------         ---------         ---------
Income (loss) before income taxes           $   8,505         $  (2,143)        $   1,868         $   8,230
                                            =========         =========         =========         =========


                                                        Nine months ended September 30, 1998
                                            ---------------------------------------------------------------
Net revenues from external customers        $  31,915         $   8,745                             40,660
                                            =========         =========                           ========

Operating income (loss)                         7,752            (2,747)                             5,005

Interest and other income
   (expenses), net                                202                17                                219
Interest expense                                 (507)             (330)                              (837)
                                            ---------         ---------                           --------
Income (loss) before income taxes           $   7,447         $  (3,060)                             4,387
                                            =========         =========                           ========

                         AMERICAN XTAL TECHNOLOGY, INC.

    UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS SUMMARY
                                (In  thousands)

UNAUDITED CONSOLIDATED FINANCIALS SUMMARY


                                                         ------------------------------------------------------------------------
                                                                  AXT and Lyte                    AXT, Lyte and Alpha
                                                         ------------------------------------------------------------------------
                                                            Q1 1998   Q2 1998   Q3 1998   Q4 1998    Q1 1999   Q2 1999   Q3 1999
                                                         ------------------------------------------------------------------------
As Reported in 10Q
Consolidated Results:

Revenue (Note A)                                         $  13,186    13,532    13,942    20,654     19,023    21,025    21,389

Gross Margin (Note A)                                        5,042     4,343     5,031     7,949      6,018     8,446     8,675

Income from Operations (Note A)                              1,942     1,391     1,672     3,138      2,030     2,365     5,409

Net Income  (Note A)                                     $   1,016       631     1,036     1,600      1,259      (538)    2,818


UNAUDITED PRO-FORMA REVENUE DETAIL BY ENTITY


                                                         ------------------------------------------------------------------------
                                                            Q1 1998   Q2 1998   Q3 1998   Q4 1998    Q1 1999   Q2 1999   Q3 1999
                                                         ------------------------------------------------------------------------
Lyte Optronics                                           $    3,456     2,742     2,547     3,495      2,364     1,506     1,499
Alpha Photonics (after acquisition)                               -         -         -     5,784      4,928     5,114     4,860
                                                         ------------------------------------------------------------------------
Lyte total company as reported                                3,456     2,742     2,547     9,279      7,292     6,620     6,359

AXT                                                           9,730    10,790    11,395    11,375     11,731    14,405    15,030
                                                         ------------------------------------------------------------------------
Total Consolidated Revenue
as reported in 10Q                                           13,186    13,532    13,942    20,654     19,023    21,025    21,389

Alpha Photonics (before acquisition)                          5,452     3,405     4,085         -          -         -         -
                                                         ------------------------------------------------------------------------
Total Pro-forma Unaudited
Consolidated Revenue for AXT, Lyte and
Alpha (Note B)                                           $   18,638    16,937    18,027    20,654     19,023    21,025    21,389
                                                         ========================================================================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

    NOTES TO PROFORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS SUMMARY

                                   (Unaudited)

Note A. Unaudited Proforma Financial Statement Summary:

        The unaudited pro forma consolidated financial statement summary gives effect to both (i) the merger of American Xtal Technology, Inc. ("AXT" or the "Company") with Lyte Optronics, Inc. ("Lyte") on May 28, 1999, which was accounted for as a pooling of interests, and (ii) acquisition by Lyte of Alpha Photonics, Inc. ("Alpha") on September 29, 1998, which was accounted for as a purchase. The unaudited pro forma condensed statements of operations summary gives effect to the merger of AXT and Lyte, assuming that the merger had occurred as of January 1, 1998, by combining the results of operations of AXT and Lyte for each of the three months ended Q1 1998: March 31, 1998; Q2 1998:
June 30 1998; Q3 1998: September 30, 1998; Q4 1998: December 31, 1998; Q1 1999:
March 31, 1999; Q2 1999: June 30, 1999, and; Q3 1999: September 30, 1999, on a
pooling of interests basis. The unaudited proforma condensed consolidated statements of operations summary also gives effect to the acquisition by Lyte of Alpha on September 29, 1998 as Alpha's operating results for the period from September 29, 1998 to December 31, 1998 and the three months ended March 31, 1999, June 30, 1999 and September 30, 1999 have been included in Lyte's consolidated statements of operations for the three months ended Q4 1998:
December 31, 1998; Q1 1999: March 31, 1999; Q2 1999: June 30, 1999, and; Q3
1999: September 30, 1999, respectively. These unaudited pro forma financial statements should be read in conjunction with the historical financial statements and notes thereto of AXT included in its Annual Report on Form 10-K for the year ended December 31, 1998 and the historical financial statements and notes thereto of Lyte included as an exhibit therein.

        The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results or financial position.



Note B. Unaudited Proforma Revenue Detail:

        The unaudited proforma revenue detail gives effect to (i) the merger of American Xtal Technology, Inc. ("AXT" or the "Company") with Lyte Optronics, Inc. ("Lyte") on May 28, 1999, which was accounted for as a pooling of interests, and (ii) acquisition by Lyte of Alpha Photonics, Inc. ("Alpha") on September 29, 1998, which was accounted for as a purchase. The unaudited pro forma revenue detail gives effect to the merger of AXT and Lyte, and the purchase of Alpha by Lyte assuming that all events had occurred as of January 1, 1998, by combining the revenues of all entities (less intercompany sales) for a total proforma unaudited consolidated total for the three months ended Q1 1998:
March 31, 1998; Q2 1998: June 30 1998; Q3 1998: September 30, 1998; Q4 1998:
December 31, 1998; Q1 1999: March 31, 1999; Q2 1999: June 30, 1999, and; Q3
1999: September 30, 1999.

        The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the merger had been consummated at the beginning of the periods presented, nor is it necessarily indicative of future operating results or financial position.

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


Results of Operations

        Overview. We use a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. We were founded in 1986 and commenced product sales in 1990. We currently sell GaAs, InP and GaN substrates to manufacturers of semiconductor devices for use in applications such as wireless and fiber optic telecommunications, lasers, light emitting diodes ("LEDs"), and consumer electronics. We also sell Ge substrates for use in satellite solar cells.

        On May 28, 1999 we consummated our acquisition of Lyte Optronics, Inc., a Nevada corporation with operations in Southern California and The People's Republic of China. Lyte Optronics is a manufacturer of LED's and laser-diodes. Lyte Optronics also designs and markets laser-pointing and alignment products for the consumer, commercial and industrial markets. Lyte Optronics is operated as two separate divisions of AXT: Alpha, focusing on the manufacture of LED's and laser diodes, and Lyte, a consumer products division focusing on the design and marketing of laser-pointing and alignment products. The approximately 380 employees of Lyte Optronics retained after the acquisition are split between the two divisions, with about 200 employees located in China.

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

        Results of Operations. The following table sets forth certain operating data as a percentage of total revenues for the periods indicated. The 1998 amounts do not include the financial results of the Alpha division, which Lyte Optronics did not acquire until September 29, 1998.

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                               1999             1998              1999              1998
                                            ---------         ---------         ---------         ---------
Revenues:

  Product revenues                               96.8%             96.4%             97.6%             96.3%
  Contract revenues                               3.2               3.6               2.4               3.7
                                            ---------         ---------         ---------         ---------
              Total revenues                    100.0             100.0             100.0             100.0
Cost of revenues:
   Cost of product revenues                      58.0              62.8              61.2              63.0
   Cost of contract revenues                      1.4               1.1               1.1               1.6
                                            ---------         ---------         ---------         ---------
              Total cost of revenues             59.4              63.9              62.3              64.6
Gross profit                                     40.6              36.1              37.7              35.4
Operating expenses:

   Selling, general and administrative           12.1              18.2              14.1              17.8
   Research and development                       3.2               5.9               3.0               5.3
   Acquisition costs                                -                 -               4.6               0.0
                                            ---------         ---------         ---------         ---------
              Total operating expenses           15.3              24.1              21.7              23.1
                                            ---------         ---------         ---------         ---------
Income from operations                           25.3              12.0              16.0              12.3
Interest expense                                 (5.1)             (2.3)             (4.0)             (2.1)
Interest and other income                         1.0               1.8               1.5               0.5
                                            ---------         ---------         ---------         ---------
Income before provision for income taxes         21.2              11.5              13.5              10.7
Provision for income taxes                        8.0               4.0               6.8               4.2
                                            ---------         ---------         ---------         ---------
Income before extraordinary item                 13.2               7.5               6.7               6.5
Extraordinary item, net of tax benefits             -                 -               0.8                 -
                                            ---------         ---------         ---------         ---------
Net Income                                       13.2%              7.5%              5.9%              6.5%
                                            =========         =========         =========         =========


        Revenues. Total revenues consist of product revenues and contract revenues. Total revenues increased 53.4% from $13.9 million for the three months ended September 30, 1998 to $21.4 million for three months ended September 30, 1999. Product revenues increased 54.1% from $13.4 million for the three months ended September 30, 1998 to $20.7 million for the three months ended September 30, 1999. For the nine months ended September 30, 1998 compared to September 30, 1999, product revenue increased 53.1% from $39.1 million to $59.9 million. The increase in product revenues for the three month and nine month periods ended September 30, 1999, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers, which offset a decline in Lyte Optronics' sales. In addition, the 1999 results include the sale of laser diodes and LED's from the Alpha division, in the amount of $4.9 million and $14.9 million for the three months and nine months, respectively, which amounts were not included in the 1998 results. We introduced LED's in the second quarter of 1999. Ge substrate sales were $315,000 lower in the third quarter of 1999 when compared to the third quarter of 1998, and were $527,000 lower in sales for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. These decreases were due in part to a request by a major Ge customer for a two-month suspension in shipments due to their excess inventory.

        International revenues, excluding Canada, increased from 17.2% of total revenues for the three months ended September 30, 1998 to 44.7% of total revenues for the three months ended September 30, 1999, and increased from 22.3% of total revenues for the nine months ended September 30, 1998 to 43.5% for the nine months ended September 30, 1999. These increases primarily reflect increased sales in Europe and Asia for GaAs substrates used for the LED market, and the inclusion of Alpha division's sales in 1999 results, which are sold primarily to Asian markets.

Contract revenues increased 33.8% from $508,000 for the three months ended September 30, 1998 to $680,000 for the three months ended September 30, 1999, and decreased 0.5% from $1,497,000 for the nine months ended September 30, 1998 to $1,489,000 for the nine months ended September 30, 1999. Contract revenues in the third quarter of 1999 increased primarily due to the higher level of contract work being performed on our Title III Indium Phosphide contract. Contract revenues declined from 3.6% of total revenues for the three months ended September 30, 1998 to 3.2% of total revenues for the three months ended September 30, 1999, and declined from 3.7% for the nine months ended September 30, 1998 to 2.4% for the nine months ended September 30, 1999. Contract revenues as a percentage of total revenues declined primarily as a result of growth in our product revenue combined with a decline in our contract revenues. In future periods, we expect contract revenues to continue to decline as a percentage of total revenues.

        Gross margin. Total gross margin increased from 36.1% to 40.6% of total revenues for the three months ended September 30, 1998, and September 30, 1999, respectively. Product gross margin increased from 34.8% for the three months ended September 30, 1998 to 40.0% for the three months ended September 30,1999. For the nine months ended September 30, 1998, product gross margin increased from 34.6% to 37.3% for the same period in 1999. This increase in product gross margins for the three and nine months ended September 30, 1999, reflects the inclusion of the Alpha laser-diode and LED division's amounts in the 1999 results. Alpha's laser-diode and LED division benefited from the transition of manufacturing operations to China in the first quarter of 1999, and Lyte's consumer products division benefited from the 1998 closing of their Arizona manufacturing facility, which lowered our labor costs and improved our gross margins in 1999. In 1999, gross margins from Ge substrates were lower, which offset, in part, the higher yields achieved in GaAs and InP production. The lower gross margins from Ge substrates in 1999 were primarily the result of pricing declines in the Ge industry generally. Gross margins for the nine months ended September 30, 1999, were also adversely impacted by additional allowances set aside in the first quarter of 1999 for returned merchandise and increased warranty amounts for the Lyte division.

        Contract gross margins decreased from 69.0% for the three months ended September 30,1998 to 56.6% for the three months ended September 30, 1999, and decreased from 57.2% for the nine months ended September 30, 1998 to 52.7% for the nine months ended September 30, 1999. These decreases were due to a shift in contract revenue mix to contracts with cost sharing agreements, which carry a lower gross margin.

        Selling, general and administration expenses. Selling, general and administrative expenses increased slightly from $2.5 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999, and increased 19.7% from $7.2 million for the nine months ended September 30, 1998 to $8.7 million for the nine months ended September 30, 1999. These increases resulted primarily from the inclusion of the Alpha division in the 1999 results. The Alpha division added $652,000 and $2.6 million to the selling, general and administrative expenses in the three months and nine months ended September 30, 1999, respectively. This increase was partially offset by a decrease in selling, general and administrative expenses by the Lyte division, as a result of the closing of a manufacturing facility located in Arizona in 1998 as mentioned above. Selling, general and administrative expenses as a percentage of total revenues decreased from 18.2% for the three months ended September 30, 1998 to 12.1% for the three months ended September 30, 1999, and decreased as a percentage of total revenues from 17.8% for the nine months ended September 30, 1998 to 14.1% for the nine months ended September 30, 1999. These decreases primarily reflect the closing of the facility in Arizona by Lyte and the maintenance of our expenses combined with an increase in our total revenues.

        Research and development expenses. Research and development expenses decreased 16.5% from $819,000 for the three months ended September 30, 1998 to $684,000 for the three months ended September 30, 1999, and decreased 14.5% from $2.2 million for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. These decreases resulted primarily from the reduction of consulting fees and materials purchased to develop new products and to enhance existing products. Also, historically Lyte did not separately account for its research and development expenses, which are included as part of its costs of product revenues and selling, general and administrative expenses. In addition to our internally funded research and development, we incurred research and development expenses relating to government and customer-funded research contracts, which are included in the cost of contract revenues.

        Acquisition cost. As part of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses associated with the transaction in the approximate amount of $2.8 million. Such expenses include the fees paid to our investment bankers, accountants, attorneys, and other outside consultants and related transaction expenses.

        Interest expense. Interest expense increased from $325,000 for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999, and increased from $837,000 for the nine months ended September 30, 1998 to $2.5 million for the nine months ended September 30, 1999. These increases primarily reflect the inclusion of the Alpha division in 1999 results and the acquisition of Lyte in May 1999. As part of the acquisition, we added about $11.0 million in debt, of which we repaid approximately $6.0 million in June 1999. The additional interest from the inclusion of the Alpha division was $213,000 and $599,000 for the three months and nine months ended September 30, 1999, respectively.

        Interest and other income. Interest and other income decreased 11.2% from $248,000 for the three months ended September 30, 1998 to $220,000 for the three months ended September 30, 1999. Interest and other income increased from $219,000 for the nine months ended September 30, 1998 to $898,000 for the nine months ended September 30, 1999. This increase was primarily the result of two significant changes. First, we recognized foreign exchange gains of approximately $600,000 on short-term forward contracts to hedge against certain accounts receivable in Japanese yen. Second, there was an increase in investment income of approximately $80,000 earned on proceeds from the completion in May 1998 of our initial public offering and the raising of $25.8 million, net of offering expenses.

        Provision for income taxes. Income tax expense, as adjusted for acquisition costs, declined from 39.0% of income before provision of income taxes for the nine months ended September 30, 1998 to 38.0% for the nine months ended September 30, 1999. Income tax expense was higher in 1998 than in 1999 due to the inability to offset 1998 operating losses generated by Lyte Optronics against the separate income generated by AXT during this period.

        Extraordinary Item, net of tax benefits. In connection with the acquisition of Lyte, we incurred fees associated with a loan that we repaid as part of the transaction. This one-time charge is shown, net of tax benefits, as an extraordinary item in the second quarter of 1999, which is reflected in the nine months ended September 30, 1999.

Liquidity and Capital Resources

        During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for Preferred Stock completed in March 1997. We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of September 30, 1999, we had working capital of $39.3 million, including cash and cash equivalents of $4.9 million, compared to working capital at December 31, 1998 of $40.9 million, including cash and cash equivalents of $16.4 million.

        During the nine months ended September 30, 1999, net cash used in operations of $6.3 million was primarily due to increases in inventories of $9.4 million, accounts receivable of $4.6 million and prepaid and other assets of $5.1 million, offset in part by net income of $3.5 million, depreciation and amortization of $4.1 million, deferred income taxes of $721,000 and increases in accounts payable of $647,000 and accrued liabilities of $3.7 million. The increases in accounts receivable, inventory and accounts payable were primarily the result of the 51.1% increase in total revenues from the prior nine months ended September 30. In addition, raw materials inventories increased in anticipation of large orders for the upcoming quarters. Accordingly, the inventory turnover ratio declined from 1.7 turns at December 31, 1998 to 1.5 turns at September 30, 1999. The increase in prepaid and other assets was primarily due to deposits for Ge raw material, prepaid research and development expenses and the increase in unrealized gains on hedging of the Japanese yen. The increase in accrued liabilities was primarily the result of increased income tax expense and accruals for the one-time acquisition costs in the second quarter of 1999. Days sales outstanding increased from 62 days at December 31, 1998 to 70 days at September 30, 1999, reflecting large sales in the latter part of the period, increases in international sales and increases in government contract receivables.

        Net cash used in investing activities was $6.3 million for the nine months ended September 30, 1999, and was due primarily to the purchase of property, plant and equipment.

        Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 1999, and was generated primarily from our issuance of Common Stock in the amount of $956,000 and short-term borrowings of $1.0 million, offset in part by repayments of long-term borrowings of $916,000. The Common Stock was issued primarily to employees exercising their stock options or purchasing stock through our employee stock purchase plan.

        We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, which were repaid by the taxable variable rate revenue bonds in 1998. These bonds have a term of twenty-five years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At September 30, 1999, $10.7 million was outstanding under the taxable variable rate revenue bonds.

        We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires in November 1999. We are currently negotiating an extension to this line of credit. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of September 30, 1999. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At September 30, 1999, $4.3 million was outstanding under the $15 million line of credit.

        We anticipate that the combination of existing working capital and the borrowings available under current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will be dependent on many factors including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect that we may need to raise additional equity or debt financing in the future, although we are not currently negotiating for additional financing nor have any plans to obtain additional financing. We cannot assure you that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of our planned product development and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to our investors will result.

FACTORS AFFECTING FUTURE RESULTS

        In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.


Risks Relating Our Acquisition of Lyte Optronics, Inc.

        Our success depends on our ability to assume and integrate the operations of Lyte Optronics with our operations. The success of our acquisition of Lyte Optronics depends in substantial part on our ability to assume and integrate the operations of Lyte Optronics in an efficient and effective manner. The assumption of a new business will require the dedication of management resources, which may temporarily distract attention from our day-to-day operations. We cannot assure you that we will be able to integrate the business operations of Lyte Optronics smoothly or successfully. Our inability to do so could hurt the performance of our business, which may cause the price of our stock to decline.

        The success of our acquisition of Lyte Optronics depends in part on our ability to retain Lyte Optronics' current customers. We cannot guarantee that the current customers of Lyte Optronics will continue to seek our services now that the acquisition is completed. If a substantial number of Lyte Optronics' customers elect not to seek our services, our operating results will suffer.

        We incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $11 million of debt, much of which has had to be repaid or renegotiated, resulting in a decline of cash available. We incurred one-time charges and merger-related expenses of $2.8 million and the extraordinary item of $508,000 in the quarter ended June 30, 1999 as a result of the acquisition. We may incur additional unanticipated expenses related to our assumption of Lyte Optronics' business. If these expenses are substantial, they may adversely affect our operating results and cause our stock price to fall.

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

        Our quarterly and annual revenues and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

        - our recent acquisition of Lyte Optronics and the integration of its business and separate operations and facilities with our operations;

        - fluctuations in demand for our substrates due to reduction in the value on Asian currencies and the turmoil in the Asian financial markets;

        - fluctuations in demand for laser pointing and alignment products and decreases in the prices of these products;

        - our expense levels and expected research and development requirements;

        - our ability to develop and bring to market new products on a timely basis;

        -       the volume and timing of orders from our customers;

        -       the availability of raw materials;

        -       fluctuations in manufacturing yields;

        - our manufacturing expansion in Beijing, China and the assumption, integration and operation of the Chinese operations of Lyte Optronics;

        -       introduction of products and technologies by our competitors;
                and

        - costs relating to possible acquisitions and integration of technologies or businesses.

For more information regarding our results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We acquired Lyte Optronics in May 1999, as part of our business strategy, and we may engage in future acquisitions. These acquisitions must be successfully integrated into our business and may dilute our stockholders and cause us to assume contingent liabilities. As part of our business strategy, we may in the future review acquisition prospects that would complement our current product offerings, augment our market coverage or enhance our technical capabilities, or that may otherwise offer growth opportunities. In the event of any future acquisitions, we could:

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

        The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 39.5% and 29.8% of our revenues in the year ended December 31, 1998 and nine months ended September 30, 1999, respectively. If any of these major customers reduces, delays or cancels its orders with us, our revenues will decline, which will likely cause our stock price to fall. Our customers are not obligated to purchase any specified quantity of products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. For example, we recently announced the two month suspension of our Ge substrates from a major customer who had excess inventories and was experiencing a slow down in business.

        VGF is a new technique for producing substrates, which must achieve widespread acceptance if we are to succeed. We believe that our competitors principally utilize the traditional LEC or HB crystal growing processes for producing semi-insulating and semi-conducting GaAs substrates. We further believe that we are the only high-volume supplier of semi-insulating and semi-conducting GaAs substrates which utilize the VGF technique, a newer technology than either the LEC or HB techniques, however, we believe that one of our competitors has recently begun shipping, in low volume, GaAs substrates which utilize a similar technology. We cannot assure you that our current customers will continue to use our VGF-produced substrates or that additional companies will purchase our products manufactured from the VGF technique. Failure to gain increased market acceptance of our VGF technique by either current or prospective customers could materially adversely affect our operating results, which in turn could cause our stock price to fall.

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

        If we do not achieve acceptable yields of crystals and the successful and timely production of substrates, the shipment of our products will be delayed and our revenues will decline. The highly complex processes of growing crystals as well as other steps involved in manufacturing substrates that we engage in can be adversely affected by the following factors:

        -       chemical or physical defects in the crystals;

        -       contamination of the manufacturing environment;

        -       substrate breakage;

        -       equipment failure; and

        -       performance of personnel involved in the manufacturing process.

Our operating results have been adversely affected in the past due to the occurrence of a combination of these factors, which resulted in product shipment delays and adversely affected our business.

        A significant portion of our manufacturing costs are fixed. As a result, we must increase the production volume of substrates and improve yields in order to reduce unit costs, increase margins and maintain and improve our results of operations. Any significant decrease in production volume and yields could materially harm our business.

        In the past, we have sometimes manufactured substrates that have not met the manufacturing process requirements of our customers. We have fixed these occurrences through minor changes to the substrates or the manufacturing process. Recurrence of these problems and our inability to solve them may materially hurt our performance.

        In 1997, we began producing and shipping Ge and InP substrates in commercial volume. We also understand that we must achieve the same manufacturing capability for six inch GaAs wafers. We cannot assure you that we will be able to manufacture the larger GaAs substrate in commercial volumes with acceptable yields. Our business and results of operations will be materially adversely affected if we experience low yields of these successfully developed substrates.

        Because substantially all of our revenues of our AXT substrate division are derived from sales of our GaAs substrates, we are dependent on widespread market acceptance of these products. We currently derive substantially all of our substrate revenues from sales of our GaAs substrates. If there is a decrease on demand for GaAs substrates by semiconductor device manufacturers or if our competitors introduce new substrates for electronics applications, such as wireless communications, fiber optic communications and other high-speed semiconductor devices, and opto-electronic applications, such as lasers and LEDs, our revenues may decline and our business will be materially adversely affected. We expect that revenues from GaAs substrates will account for a significant majority of our revenues for the next several years.

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

        To be successful, we must develop and introduce in a timely manner new substrates and continue to improve our current substrates to address customer requirements and compete effectively on the basis of price and performance. We must also continue to develop our light-emitting and laser diode products, and develop new markets for this technology, as well as for our laser pointing and alignment products. We cannot assure you that our product development efforts will be successful or that our new products will achieve market acceptance. To the extent that product improvements and new product introductions do not achieve market acceptance, our business will be materially adversely affected. In 1997, we began commercial shipments of Ge and InP substrates and are currently developing other substrates, including gallium phosphide, gallium nitride and silicon carbide. Factors that may affect the success of product improvements and product introductions include the development of markets for such improvements and substrates, achievement of acceptable yields, price and market acceptance. Many of these factors are beyond our control.

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

        To date, we have been issued one U.S. patent, which relates to the VGF technique, and have two U.S. patent applications pending, one that relates to the VGF technique. Additionally, we have one pending application for a Japanese patent but no issued foreign patents. We do not have any patents on our light-emitting or laser diode technology, although we do have six patents relating to our laser pointing and alignment products. We cannot assure you that:

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

        We purchase critical raw materials required to grow crystals from single or limited sources, and could lose sales if these sources fail to fill our needs. We do not have any long-term supply contracts, except for Ge, with any of our suppliers, and we currently purchase raw materials required to grow crystals from single or a limited number of suppliers. For example, we purchase a majority of the gallium we use from Rhone-Poulenc. Due to our reliance on a limited group of suppliers, we are exposed to several risks including the potential inability to obtain adequate supply of materials, reduced control over pricing of our products and meeting customer delivery schedules.

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

        We currently only have two machines (MOCVD's) capable of producing light-emitting diodes wafers. Damage to or failure of these machines could cause production to stop or delay while repairs or replacements are being made. We do not keep substantial inventory of LED wafers to enable production to continue while the MOCVD machine is being repaired. Any delay in production of the LED wafers while the MOCVD is being repaired could result in loss of revenue.

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

        We derive a significant portion of our revenues from international sales and our ability to sustain and increase our international sales involves significant risks. Our ability to grow will depend in part on the expansion of international sales and operations, which have and are expected to constitute a significant portion of our revenues. Our failure to successfully expand our international operations may cause our revenues not to grow as much as we anticipate, which could cause our stock price to fall.

        International sales, excluding Canada, represented 28.8% and 43.5% of our total revenues in the year ended December 1998 and nine months ended September 30, 1999, respectively. Sales to customers located in Japan and other Asian countries represented 18.7% and 35.6% of our total revenues in the year ended December 31, 1998 and nine months ended September 30, 1999. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries that sell their products worldwide, will continue to represent a significant portion of our revenues.

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

        Our sales, except for sales to our Japanese and Taiwanese customers, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In the year ended December 31 1998, we incurred foreign exchange losses of $24,000, and foreign exchange gain of $722,000 in the nine months ended September 30, 1999, respectively. If we do not effectively manage the risks associated with international sales, our business and financial condition could be materially adversely affected. To minimize our foreign exchange risk, we have purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan and Taiwan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

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

        Continued rapid growth may strain our operations. In addition to our recent acquisition of Lyte Optronics, we have recently experienced a period of rapid growth and expansion that has placed, and continues to place, a significant strain on our operations. To accommodate this anticipated growth, we will be required to:

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

        -       systems we use to run our business;

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

               We may need additional capital to fund our future operations, which may not be available. We believe that our cash balances and cash available from credit facilities and future operations will enable us to meet our working capital requirements for at least the next 12 months. If cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders.

        In December 1998, we raised approximately $11.6 million by issuing variable rate taxable demand revenue bonds series 1998 for:

        - the purchase of a commercial building and to finance tenant improvements at 4281 Technology Drive, Fremont, California;

        - the refinance an existing loan and to finance tenant improvements on our principal offices; and

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

        As of September 30, 1999, our executive officers and directors control 17% of our common stock and are able to significantly influence matters requiring stockholder approval. Executive officers, directors and entities affiliated with them currently own approximately 17% of our outstanding common stock. These stockholders, if acting together, are able to significantly influence all matters requiring our stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could delay or prevent a change of control of AXT and could reduce the likelihood of an acquisition of AXT at a premium price.

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

        Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuated significantly since we began trading on the Nasdaq national market. In the nine months ended September 30, 1999, our stock price closed as low as $9.0625 and as high as $35.125. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Since many of our Japanese and Taiwanese invoices are denominated in yen, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of September 30, 1999, our outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $3.8 million equivalent. Many of the contracts were entered six months prior to the due date and the dates coincide with the receivable terms we have on the invoices. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.

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

        (b) In connection with the acquisition of Lyte Optronics, we issued an aggregate of 2,363,000 Common Stock and 983,039 shares of Series A Preferred Stock to the existing stockholders of Lyte Optronics in exchange for all of the outstanding shares of capital stock of Lyte Optronics, and we assumed options to acquire 101,501 shares of our Common Stock and warrants convertible into 13,557 shares of our Common Stock (collectively the "Merger Shares"). The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2). Lyte Optronics retained a purchaser representative on behalf of their stockholders who had knowledge and experience in financial and business matters such that the purchaser representative was capable of evaluating the merits and risks of the investment. The stockholders of Lyte Optronics had access to all relevant information regarding us necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of Lyte Optronics were provided with an information statement setting forth information about the Company and the Merger. There was no general solicitation or advertising involved in the acquisition. Prudential Securities, Inc., to whom we paid a fee of $800,000, advised us on the acquisition.


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

                      (3) On November 15, 1999, we filed a report on Form 8-K/A which amended the report on Form 8-K/A filed on August 11, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                          AMERICAN XTAL TECHNOLOGY, INC.



Dated:   November 15, 1999                By:     /s/    Guy D. Atwood
                                              -------------------------------
                                                      Guy  D. Atwood
                                                  Chief Financial Officer