Form 10-K
period 1999-12-31
AMERICAN XTAL TECHNOLOGY
filed 2000-04-14
CIK 1051627

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-24085
                         AMERICAN XTAL TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                        94-3031310
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

4281 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA      94538
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 683-5900
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 31, 1999 as reported on the Nasdaq National Market, was approximately $248,780,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of December 31, 1999, 18,658,919 shares, $.001 par value, of the registrant's common stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

     American Xtal Technology, Inc., or AXT designs, develops, manufactures and distributes high-performance compound semiconductor substrates, laser-diodes, light-emitting diodes, or LEDs and consumer and commercial products utilizing laser-diodes and LEDs.

     AXT expanded its markets in 1999 through the acquisition of Lyte Optronics, Inc. (See note 2 to the consolidated financial statements). The Lyte Optronic's business now operates as two separate divisions of AXT: the visible emitter division, focusing on the manufacture of LEDs and laser-diodes, and the consumer products division, focusing on the design and marketing of laser-pointing, laser-alignment and LED products. The Substrate division comprises the third operating unit of AXT.

BACKGROUND

  Substrate Division:

     At our substrate division, we use a proprietary vertical gradient freeze technique, commonly referred to as "VGF," to produce high-performance compound semiconductor substrates which are used in a variety of electronic and opto-electronic applications such as wireless and fiber optic telecommunications, lasers, LEDs, satellite solar cells and consumer electronics. We primarily manufacture and sell gallium arsenide, called GaAs, substrates. Sales of GaAs substrates accounted for approximately 80.1% of division revenues and 56.3% of company revenues in 1999. We also manufacture and sell indium phosphide, or InP, and germanium, or Ge, substrates and are currently developing other high-performance compound substrates including gallium nitride, or GaN.

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

     As a result of the limitations of silicon, semiconductor device manufacturers are increasingly utilizing alternative substrates to improve the performance of semiconductor devices or to enable new applications. These alternative substrates may be composed of a single element, such as Ge, or multiple elements, which may include:

     - gallium,

     - aluminum,

     - indium,

     - arsenic,

     - phosphorus, and

     - nitrogen.

     Substrates that consist of more than one element are commonly referred to as "compound substrates" and include GaAs, InP, gallium phosphide (GaP) and GaN. GaAs is currently the most widely used compound substrate. In comparison to silicon, compound substrates have electrical properties that allow semiconductor devices to operate at much higher speeds or at the same speed with lower power consumption. For example, electrons move up to five times faster in GaAs than in silicon. Compound substrates also have better opto-electronic characteristics than silicon which allow them to convert energy into light and lasers, or to detect light and convert light into electrical energy. The GaAs substrate market is divided into two segments, semi-insulating and semi-conducting.

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

     Traditionally, crystals for semi-insulating GaAs substrates for the ion implantation and epitaxy markets have been grown using the liquid-encapsulated czochralski, or LEC technique. The LEC technique requires a high temperature gradient in the manufacturing process. Because the temperature gradient in the LEC technique is high, the resulting crystals have a relatively high dislocation density, which weakens a crystal's physical structure and increases the risk of breakage of the GaAs substrate during device manufacturing. In addition, as semi-insulating GaAs substrates continue to grow in size to support increasingly complex devices, the manufacturing challenges facing the LEC technique increase.

     Semi-conducting GaAs substrates. We believe that the market for semi-conducting GaAs substrates, based on 1999 market data and annual growth rates projected by Dataquest, IDC and Strategies Unlimited, was approximately $90 million in 1998 and we expect that the market will continue to grow. The market for semi-conducting GaAs substrates is being driven by increasing demand for a number of opto-electronic applications such as LEDs and lasers, which are incorporated into a variety of products including:

     - traffic lights,

     - digital versatile discs, more commonly known as DVD players,

     - CD players,

     - CD-ROMs,

     - laser printers,

     - automobile lights and

     - electronic displays.

     In contrast to semi-insulating GaAs substrates which undergo either an ion implantation or epitaxial process, semi-conducting GaAs substrates only undergo an epitaxial process. As with semi-insulating GaAs substrates, semi-conducting GaAs substrates that undergo the epitaxial process must have a smooth surface, few physical imperfections, uniform electrical properties and a low dislocation density. The traditional method of growing crystals for producing semi-conducting GaAs substrates is the Horizontal Bridgeman, or HB, technique. With the HB technique, the crystal is grown in a semi-cylindrical container, which results in a semi-circular, or D-shaped, substrate. In order to produce a round semi-conducting GaAs substrate, the HB technique requires that the D-shaped substrate be cut into a circle, resulting in a large amount of discarded substrate. In addition, crystals grown using the HB technique generally have a relatively high dislocation density and less uniform electrical properties. These and other inherent technical difficulties limit the ability of the HB technique to be used to cost-effectively produce high-quality substrates greater than three inches in diameter.

     Other high-performance substrates. We believe that opportunities also exist in the markets for other high-performance substrates. For example, we believe that the markets for InP and GaP substrates, based on 1998 market data and annual growth rates projected by Dataquest, IDC and Strategies Unlimited, were an aggregate of approximately $150 million in 1998 and we expect that these markets will continue to grow. Semi-insulating InP substrates are used in power-efficient, high-performance electronic applications such as wireless and high-bandwidth communications and semi-conducting InP substrates are used in such applications as fiber optic communications and lasers. GaP substrates are used by manufacturers of LEDs. The traditional method for growing crystals for InP and GaP substrates has been the LEC, technique. In addition to compound substrates, the market for the element Ge is developing in response to the growing demand for solar cells in satellite communications. We believe that the market for Ge substrates used to manufacture solar cells was approximately $60 million in 1998 and we expect that the market will continue to grow in relation to the demand for satellites. This application requires the use of Ge substrates which must be manufactured with few defects and minimal breakage. We believe the further development of these markets depends on the ability of suppliers to cost-effectively manufacture power-efficient, high-performance compound and single-element substrates

     The AXT Solution. We use a proprietary VGF technique to produce high-performance GaAs and other substrates for use in a variety of electronic and opto-electronic applications. We believe that our VGF technique, which we have developed over the past 13 years, provides certain significant advantages over traditional manufacturing methods for growing crystals used in the production of semi-insulating and semi-conducting GaAs substrates. We believe that we are currently the only high-volume supplier of GaAs substrates manufactured by using the VGF technique and are positioned to become a leading manufacturer and supplier of other compound and Ge substrates.

     In the GaAs substrate market, crystals grown using our proprietary VGF technique have a dislocation density that is significantly lower than crystals grown using either the LEC or HB technique. As a result, we believe our GaAs substrates have greater mechanical strength, which often results in reduced breakage during the ion implantation and epitaxial growth processes. Furthermore, we believe the low dislocation density of our semi-insulating and semi-conducting GaAs substrates translates into fewer defects in the materials layered onto the substrate during the epitaxy process. In addition, semi-insulating GaAs substrates produced using our VGF technique have more uniform electrical properties than LEC-produced GaAs substrates, which is important for the ion implantation process. In the semi-conducting GaAs substrate market, VGF-grown crystals, unlike those grown using the traditional HB technique, can be processed into round substrates with minimal wasted material. Using our VGF technique, we have been able to produce GaAs substrates as large as six inches in diameter.

     In addition to the GaAs substrate market, we believe we can leverage our expertise in the VGF technique to manufacture and produce commercial volumes of other compound and single-element substrates. In 1999, we shipped over $9 million of Ge and InP substrates to customers and qualified our wafers with many more potential customers.

  Visible Emitter Division:

     The Visible Emitter division designs, develops, manufactures and sells visible semiconductor laser-diode chips and high brightness visible light-emitting diodes, or HBLEDs. Our laser-diode chips are currently sold primarily into the laser pointer market. Sales of laser-diodes accounted for approximately 85.8% of division revenues and 19.6% of company revenues in 1999. Our laser-diodes and red, amber and yellow HBLEDs are built on our proprietary aluminum indium gallium phosphide, or AlInGaP material technology. The red, amber and yellow HBLEDs are sold as wafers that are processed into LED chips and lamps by our customers. Sales of HBLEDs accounted for approximately 5.1% of division revenues and 1.2% of company revenues in 1999.

     The advancement of the material and device technology for the LEDs made in the last decade has resulted in increased device efficiency. LEDs with efficiencies higher than incandescent light bulbs are commonly available. The HBLED is a class of LED that is visible under normal sunlight. In the past, HBLEDs were cost prohibitive in applications requiring large quantities. However, improvements in technology have reduced the cost sufficiently to enable the HBLEDs to be used in applications such as full color video display signs, back lighting for LCD displays in cell phones and automobile instrument panels and white LED illumination. Management estimates that the current HBLED market is approximately $600 million.

     In the fourth quarter of 1999, we began shipping a blue LED product in pilot quantities. This new 470 nm aluminum indium gallium nitride, or A1InGaN-based high brightness blue LED has approximately 1.5 milliwatt power output at 20 milliamps. The new blue LED builds upon the company's current offering of A1InGaP products. The blue LED product will be sold as chips to be packaged by our customers for use in full color displays, back lighting for cellular phones and automobile panels and general illumination lighting. We expect that the blue LED chips will account for an increasing portion of division and company revenues in future periods.

  Consumer Products Division:

     The consumer products division designs, develops, manufactures and sells visible laser and LED products for consumer, commercial and industrial applications. Our products utilize laser-diodes made from our GaAs substrates and the LEDs fabricated in other AXT divisions to make premium consumer products, alignment and targeting systems and industrial modules. Approximately 50% of sales are generated from laser pointers, 40% from laser targeting systems and 10% from industrial products.

     We sell laser pointers into the business presentation and office products markets. We utilize 635nm laser-diodes in many of our product lines, which contain the highest beams allowable under FDA guidelines. These pointer markets are becoming mature in terms of the volume of shipments and have experienced significant decreases in average selling prices during the past three years.

     We also sell laser alignment systems for industrial markets such as the garment industry. Since laser light is directed in a straight line, companies use lasers to increase accuracy in their manufacturing operations. We supply these companies with customized laser modules for their unique applications. In addition, we sell laser-targeting sights for the weapons industry.

STRATEGY

  Substrate Division:

     Our strategy is to be the leading developer and supplier of high-performance GaAs substrates for both the semi-insulating and semi-conducting markets, and to continue to expand into the development and supply of other substrates. The key elements of our strategy include:

     Advance VGF technology leadership. We pioneered the commercial use of the VGF technique and have continued to develop and enhance our technology through substantial investments in research and development. Our efforts have led to significant improvements in the dislocation density, mechanical strength and uniformity of the electrical properties of GaAs substrates. We believe that our experience and expertise in VGF technology provides us with a competitive advantage over more recent market entrants who are utilizing variations of the VGF technology. We intend to continue to advance our VGF technology through continued investment in research and development and participation in certain government sponsored research programs.

     Extend leadership in GaAs market. We are currently one of the largest suppliers of GaAs substrates worldwide. Historically, we have been a leading supplier of GaAs substrates in the epitaxy segment of the semi-insulating market and in the semi-conducting market for GaAs substrates for lasers. We intend to continue to provide high-quality, price-competitive substrates. In addition, in the semi-insulating GaAs substrate market, we intend to leverage our demonstrated success in the epitaxy segment to further penetrate the ion implantation segment. In the semi-conducting GaAs substrate market, we also intend to capitalize on our leadership to further penetrate the high-volume, cost-sensitive LED market.

     Leverage VGF technology to manufacture additional substrates. We believe our VGF technology is a platform that we can leverage to rapidly develop and cost-effectively manufacture additional high-quality compound substrates for emerging applications in markets such as wireless and fiber optic communications. For example, we have shipped InP and Ge substrates developed using our VGF technique to customers. Unlike the more traditional methods of growing crystals, we can use our VGF technology to grow the crystals for these other substrates without having to make a significant investment in new capital equipment.

     Increase manufacturing capacity to target high-volume markets. We increased our manufacturing capacity by approximately 30,000 square feet in the fourth quarter of 1998. In addition, in June 1998, we purchased an additional 58,000 square foot facility in Fremont, California. In January 1999, we announced the receipt of a business license for operations in Beijing, China and the purchase of a 31,000 square foot facility in a major tax-free industrial park in Beijing. We recently announced we have acquired an additional 31,000 square foot facility in this same industrial park in Beijing and plan to commence production by the middle of 2000. We believe that this increased manufacturing capacity will enable us to further lower unit production costs and provide our high-performance substrates at competitive prices for high-volume markets such as LEDs.

     Leverage existing customer relationships. We currently sell our GaAs substrates to over 200 customers, some of our largest include:

     - EMCORE

     - Hewlett Packard

     - Motorola

     - NEC

     - Nortel

     - Siemens

     - Sony

     - TRW

     We intend to expand our past success by providing high-quality GaAs substrates to these customers and to supply them additional substrates as their needs develop. For example, we have shipped InP substrates to TRW, which currently purchases a significant portion of its GaAs substrates from us. In addition, we intend to establish alliances and joint development arrangements with customers to develop new products, increase manufacturing efficiencies and more effectively serve our customers' needs.

  Visible Emitter Division:

     Our strategy is to become a leading provider of HBLEDs for the full range of colors, including red, yellow, amber, blue and green LEDs.

     Develop high brightness AlInGaP-based red, amber and yellow-green LEDs. We will continue to invest in research and development of AlInGaP material and device fabrication techniques to further improve LED brightness and performance.

     Develop AlInGaN-based blue and green HBLEDs. We will continue to invest in AlInGaN material and device fabrication techniques to further improve LED brightness and performance.

     Develop a high volume low cost manufacturing model and become the market leader in the supply of AlInGaN-based HBLEDs. We will continue to invest in our domestic production capability and to expand our operations in Xiamen, China to increase capacity and to lower manufacturing costs.

  Consumer Products Division:

     Focus on the premium segment of the laser pointer market. We will continue to manufacture and sell laser-pointing devices primarily to the middle to premium price segments of the marketplace. An agreement with the 3M Corporation, to exclusively distribute and market premium laser pointers to the office products retailers, has solidified our position in this important market segment.

     Develop proprietary new laser and LED-based consumer products. We are designing and developing new visible laser and LED products that capitalize on our visible laser and LED technologies.

     We have announced that we expect to introduce a new home security device in the second quarter of 2000 that guides people out of a fire with three lasers, named Safe Escape. Most home fires occur late at night and wake people from a deep sleep. After breathing carbon monoxide and waking to the panic of a fire, it is common for even the most athletic individuals to have difficulty finding their way out of their own homes.

     Safe escape activates based on the sound of a smoke detector and projects three bright and safe laser arrows to the ground that cut through smoke and guide people to a safe exit. Safe Escape utilizes digital sound activation technology to listen for the sound of a smoke detector while discriminating against other common sounds.

     Another new product we are introducing in the first quarter of 2000 is our LED flashlight called MiniBrite, which is our first product utilizing super bright LEDs. Offered in five extremely bright colors, this product can be used as a mini flashlight that attaches to a key chain. This relatively low cost product has an LED that we believe will last up to ten years of constant use.

     Establish relationships with key Asian suppliers. We are reducing our dependence on U.S. based manufacturing and creating alliances with quality oriented Asian manufacturers. This direction will allow us to reduce labor, overhead and material costs while focusing attention on developing and marketing new products.

CUSTOMERS

     In 1999, our top ten customers accounted for 36.1% of our total revenues. No customer accounted for more than 10.0% of our total revenues in 1997, 1998 and 1999. In 1997, 1998, and 1999, our five largest customers accounted for 20.4% and 27.9% and 22.9%, respectively, of our total revenues. Generally, we do not have long-term or other non-cancelable commitments from our customers and usually sell products pursuant to customer purchase orders. The loss of any major customer could have a material adverse effect on our business and operating results.

     We have historically entered into significant contracts with a number of government agencies and customers for the development of certain products. For more information regarding our development efforts, see "Research and Development."

TECHNOLOGY

  Substrate Division:

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

     Under the VGF technique, the GaAs melt and growing crystal are contained in a closed chamber. A number of benefits result from the use of this closed system. Because the VGF system is sealed and the crystal growth is isolated, both semi-insulating and semi-conducting crystals can be grown in the same system without the time consuming and expensive process of completely reconfiguring the system. The closed system isolates the crystal from the outside environment during growth and significantly reduces potential contamination of the crystal by impurities. The closed system also allows for more precise control of the gallium-to-arsenic ratio, which results in better consistency and uniformity of the crystals. Therefore, crystals grown using the VGF technique are consistently of a high quality. In addition, the use of cylindrical crucibles, which are sized to meet a customer's requirements, enables us to produce circular substrates with a minimum amount of discarded material.

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

     We believe the VGF technology is a platform, which we can leverage to rapidly develop and cost-effectively manufacture additional high-quality substrates. Unlike the more traditional methods of growing crystals, we can use the VGF technology to grow crystals from these other substrates without having to make a significant investment in new capital equipment. For example, we use the proprietary VGF technique to manufacture InP and Ge substrates.

     VGF compared to traditional techniques for producing GaAs substrates. We believe our proprietary VGF technique provides significant advantages over the traditional crystal growth techniques. The LEC technique is the traditional method for producing semi-insulating GaAs substrates. Unlike the VGF technique, the LEC technique is designed so that the hotter GaAs melt is located beneath the cooler crystal, which results in greater turbulence in the melt. The LEC technique requires a temperature gradient between the GaAs melt and the cool crystal, which is approximately 50 to 200 times higher than the temperature gradient of the VGF technique. The turbulence and the high temperature gradient cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals. This characteristic results in a higher rate of breakage of the LEC-developed substrate during the device manufacturing process. In addition, the LEC technique is essentially an open process whereby the melt and growing crystal are exposed to the environment for the entire duration of the crystal growth process. This exposure results in greater propensity for impurity contamination as well as difficulty in controlling the ratio of gallium to arsenic. Because the crystal is not contained in a crucible, fluctuations in temperature cause the diameter of the crystal to vary. Thus, to ensure proper size with the LEC technique, the crystal must be grown significantly larger than the desired size of the resulting substrate. During the LEC process the crystal is grown by dipping a seed crystal through molten boric oxide into a melt and slowly pulling the seed up into the cool zone above the boric oxide where the crystal hardens. As the GaAs melt is consumed, the crucible containing the remaining liquid must be raised in coordination with the pulling of the crystal. These moving parts and the relative complexity of the system result in higher maintenance costs. Unlike the VGF technique, the LEC technique uses large, complex electro-mechanical systems that are expensive to acquire and require highly skilled personnel to operate.

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

  Visible Emitter Division:

     Our material technology utilizes a metal-organic chemical vapor deposition, or MOCVD technique to synthesize compound semiconductor thin films on substrates such as GaAs and sapphire (Al2O3). The thin film, which consists of multiple layers, is actually where the LED or laser-diode devices are formed. The device performance is closely related to the design of the layered structure and how it is synthesized in the MOCVD process. The same layered structure can be made under different process conditions and result in a different device performance.

     The MOCVD process is a chemical reaction between metal-organic material, such as trimethylgallium (TMGa), and hydride, such as arsine (AsH3). The chemical reaction takes place on the surface of a heated substrate like GaAs. When TMGa and AsH3 react on a heated GaAs substrate, a thin GaAs film is then deposited on the GaAs substrate. In theory, many different compounds can be deposited this way such as aluminum gallium arsenide (AlGaAs), indium gallium arsenide phosphide InGaAsP, and aluminum indium gallium phosphide (AlInGaP).

     Because it is a relatively low cost production process, MOCVD reactors have become the choice of the opto-electronic industry for fabricating thin film devices such as LEDs, laser-diodes and high-speed electronic circuits. Commercial MOCVD reactors are now available from more than one vendor. These reactors usually can process multiple wafers and some reactors can even do more than 35 wafers per run. In general, the larger the size of the reactor, the more economic the production cost. However, larger reactor geometry also presents higher technical challenges for wafer uniformity. The visible emitter division currently has several multi-wafer MOCVD reactors in operation. Proprietary processes have been developed to grow high quality AlInGaP thin films on GaAs and aluminum indium gallium nitride (AlInGaN) thin films on sapphire. The devices fabricated from these materials have demonstrated performance comparable to the high end products on the market.

  Consumer Products Division:

     Our laser pointers, targeting systems and industrial products all utilize a type of laser module. A laser module usually consists of a laser-diode, collimating optics or lenses, a tuned control circuit and a protective brass or steel housing. Often, an additional optic is included to shape the projected dot into a line, cross or some other pattern. Our visible emitter division supplies the laser-diode chips and our consumer products division adds automatic power control circuitry, a collimating lens and assembles the product. Our lenses often use a proprietary active alignment process to align the beam axis to the housing. Pattern generating optics are then added where required.

     We are currently developing digital control circuits for visible laser products to control lasers directly from small micro controllers.

PRODUCTS

  Substrate Division:

     We currently sell the compound substrates GaAs and InP, and the single-element substrate Ge. We supply various sizes of substrates in 2, 3, 4, and 6 square inches according to our customers' specifications and work closely with our customers to ensure that we manufacture substrates to each customer's particular specifications.

     The table below sets forth our products, their available sizes and selected applications:

SUBSTRATE MATERIAL       DIAMETER (IN INCHES)                      APPLICATIONS
------------------       --------------------    -------------------------------------------------
GaAs semi-insulating          2,3,4,6            - Cellular phones
                                                 - Direct broadcast television
                                                 - High-performance transistors
                                                 - Satellite communications
GaAs semi-conducting          2,3,4              - LEDs
                                                 - Lasers
                                                 - Optical couplers
                                                 - Displays
InP semi-insulating           2,3,4              - Fiber optic communications
                                                 - Satellite communications
                                                 - High-performance transistors
                                                 - Automotive collision avoidance radars
InP semi-conducting           2                  - Fiber optic communications
                                                 - Lasers
Ge                            4                  - Satellite solar cells

  Visible Emitter Division:

     We sell laser-diodes primarily for the pointer industry and we sell LED products for use in displays, traffic lights, back lighting for a variety of products and for general illumination purposes. Both the laser diodes and LEDs must meet customer specifications.

  Consumer Products Division:

     We sell laser pointers, laser alignment and targeting systems and industrial module products utilizing laser-diodes and LEDs manufactured by our visible emitter division. We offer 15 products within our laser pointer line primarily directed at the office products and business presentation markets. We offer approximately twenty products in our laser alignment line including laser-targeting sights for training purposes. In our industrial module business, we offer laser modules for the garment industry and other industrial uses such as levelers. Our industrial products are sold within the OEM markets.

     We have announced two new products for shipment in the first half of 2000. Our Safe Escape product, which utilizes lasers to guide people from a burning house or building, is expected to ship in the second quarter of 2000. Our MiniBrite LED flashlight, which is a super bright LED personal light, began shipping in the first quarter of 2000.

MANUFACTURING

 Substrate Division:

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

     In the third quarter of 1998, we completed the expansion of our approximately 50,000 square feet facility located in Fremont, California by approximately 30,000 square feet to meet anticipated production needs through 1999. Because we currently perform all steps in our manufacturing process at our Fremont facility, any interruption resulting from earthquake, fire, equipment failures or other causes would have a material adverse effect on our results of operations. For more information regarding the risks relating to our manufacturing process and our new facility, see "Factors Affecting Future Results -- If we do not achieve acceptable yields of crystals and the successful and timely production of substrates, the shipment of our products would be delayed and our business adversely affected," and "Factors Affecting Future Results -- We are subject to additional risks as a result of the recent completion of a new manufacturing facility," respectively.

     In connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California in June 1998 and a 31,000 square foot facility in Beijing, China in 1998. We have recently acquired an additional 31,000 square foot facility in Beijing and plan to commence production by the middle of 2000.

  Visible Emitter Division:

     Our visible emitter division currently operates in three facilities, two in Southern California and one in China. Our office and device production is located in Monterey Park, California, our MOCVD wafer production is located in El Monte, California and most of our laser chip assembly is done in Xiamen, China. We purchased an additional 27,000 square foot facility in El Monte, California in late 1998. This new facility will be used primarily for MOCVD expansion. Improvements are being planned and we expect the facility to be fully functional by the second half of 2000. This additional space will allow us to more than double our LED production.

     MOCVD equipment currently has about a six to nine month lead-time for delivery and is supplied by two major companies. Our substrate materials or raw wafers are primarily purchased from our substrate division based upon six to ten week forecasts of production.

     We are currently developing processes and procedures that comply with ISO standards and we are working toward ISO certification.

  Consumer Products Division:

     Our consumer products division operates a 15,000 square foot manufacturing facility in Torrance, California. This facility is designed to optimize the product flow and minimize material handling. The major manufacturing processes include receiving and testing of raw materials, storage of raw material inventories, product assembly, inspection of finished products, finished goods storage and shipping. A number of our products, including laser pointers, are being sourced in Asia as we move to reduce product costs and manufacturing overhead. We have established quality control procedures and personnel in Asia to support this function. We currently have several sources for assembly of our pointers located in China.

     We are currently developing processes and procedures that comply with ISO standards and we anticipate our production facilities will be ISO certified by the end of 2000.

SALES AND MARKETING

  Substrate Division:

     We sell our products worldwide through our direct sales force as well as through independent international sales representatives. Our direct sales force consists of sales engineers who are knowledgeable in the manufacturing and use of compound and single-element substrates. Our direct sales force operates out of our corporate office in Fremont, California and our Japanese subsidiary. Our sales engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer's exact specifications. We believe that maintaining a close relationship with customers and providing customers with ongoing technical support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

     International sales, excluding Canada, as a percentage of total revenues in 1997, 1998, and 1999 were 26.8%, 29.6%, and 45.1%, respectively. In addition to our direct sales force in Japan, we have independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. Except for sales by our Japanese subsidiary, which are denominated in yen, we receive all payments for products in U.S. dollars.

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

  Visible Emitter Division:

     The majority of our laser-diode chips are sold in China and elsewhere in Asia. We primarily rely upon independent sales representatives for the sale of laser-diodes in China and in Asia. We also conduct some sales in Asia on a direct basis.

     We anticipate the new LED product line to be introduced during 2000 will initially be sold into lamp packaging manufacturers in Taiwan and China. We intend to sell products through independent local sales representatives and our direct sales force. We also intend to make subsequent sales of our HBLEDs, in particular our blue LEDs, into U.S. and European markets. We anticipate utilizing our own direct sales force for this sales effort.

  Consumer Products Division:

     We currently sell our products through a combination of our own direct sales force and independent sales representatives. Our direct sales force consists of professionals experienced in all phases of major account sales within the consumer products industry. Independent sales representatives are primarily used for our sighting and alignment products with over 45 representatives covering the majority of the United States. The vast majority of our sales are to customers in the United States.

     For our international sales of our consumer products, we utilize independent agents and expect to increase our reliance on independent agents in future periods. We also participate in major trade shows and fund cooperative customer advertising to promote our products to the end users.

RESEARCH AND DEVELOPMENT

     Our research and development efforts are focused on developing new substrates and LEDs and improving the performance of existing products and processes, and reducing costs in the manufacturing process. We have assembled a multi-disciplinary team of highly skilled scientists, engineers and technicians to meet our research and development objectives. Among other projects, we have research and development projects involving the development of GaN and high purity GaAs epitaxy substrates.

     Our internally-funded research and development expenses in 1997, 1998, and 1999 were $1.3 million, $2.7 million, and $3.1 million respectively.

     In addition to internally-funded research and development, we have also funded a significant portion of our research and development efforts through contracts with the U.S. government and customer funded research projects. Under our contracts, we retain rights to the VGF and wafer fabrication technology which we develop. The U.S. government retains the rights to utilize the technologies we develop for government purposes only. In 1997, 1998, and 1999, we received $2.3 million, $1.8 million, and $1.6 million, respectively, from U.S. government agencies and customer funded research contracts. Over the same periods, we expensed $1.5 million, $.8 million, and $1 million respectively of externally-funded research and development proceeds. In future periods, we expect our government contracts will significantly decline as we shift to internally-funded research and development projects.

     Our total internally-funded and externally-funded research and development costs for 1997, 1998, and 1999 were $2.8 million, $3.5 million, and $4.1 million respectively.

     We expect to continue to expend substantial resources on research and development. The development of compound and single-element substrates and LEDs is highly complex. There can be no assurance that we will successfully develop and introduce new products in a timely and cost-effective manner or that our development efforts will successfully permit our products to meet changing market demands. For more information regarding the risks relating to our research and development efforts, see "Factors Affecting Future Results -- We must effectively respond to rapid technological changes by continually introducing new products that achieve broad market acceptance."

COMPETITION

  Substrate Division:

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

  Visible Emitter Division:

     The LED industry is very competitive. LED manufacturers in Taiwan and China have a competitive pricing advantage due to low overhead and small research and development investment. In order to remain competitive, we intend to continue to invest technological advances for our products. Currently, our primary competitors include:

     - Cree Research

     - Hewlett Packard

     - Nichia Chemicals

     - Toyoda Gosei

     - United Epitaxy

     - Epistar

     Many of our competitors or potential competitors have been in business longer than we have and have greater manufacturing experience, broader name recognition and significantly greater financial, technical and marketing resources than we do. In addition, our Asian competitors may have greater success in Asian markets.

  Consumer Products Division:

     The pointer market has experienced a reduction in competition due to market and price erosion for laser-diodes and finished products. We are at risk from direct competition with Asian sources. In many instances our products are purchased directly from Asian companies and repackaged under our product brands. One risk factor for the consumer products division is our customers are able to buy similar products from the same or other Asian sources at low cost, thus eroding our profit margins. We offer many advantages such as domestic warranties, FDA required specifications, shorter delivery times and special marketing programs. However, we are at risk from lower cost products. Our principal competitors in the pointer market include:

     - Mega Power

     - Transverse

     - Opcom

The targeting sight market has seen an increase in competitors over the past twelve months and our principal competitors include:

     - Alpec

     - Clear Line

     - Beam Shot

We believe that the primary competitive factors for which our products compete are:

     - Quality

     - Price

     - Product performance

     - Customer service

     - Customer satisfaction

There can be no assurance that any of our products in any of our divisions will continue to compete favorably or that we will be successful in the face of competition from existing competitors or new companies entering our target markets. If we fail to compete successfully, our financial condition and results of operation would be materially adversely affected.

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

     We are cooperating with Cal-OSHA in an investigation regarding higher than permissible levels of potentially hazardous materials in certain areas of the manufacturing facility in Fremont, California. The Company has put in place engineering, administrative and personnel protective equipment programs to address this issue. No accidents or injuries resulted from this matter and the facility is in full operation. Civil and criminal charges can be imposed by Cal-OSHA, although the current focus is on civil enforcement.

BACKLOG

     We include in backlog only those customer orders which have been accepted by us and which shipment is generally expected within 12 months. As of December 31, 1999, our backlog was approximately $16.6 million.

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

EMPLOYEES

     As of December 31, 1999, we had 888 full-time employees, of whom 749 were principally engaged in manufacturing, 112 in sales, general and administration and 27 in research and development. Of these employees, 554 are located in the US and 326 at our facilities in China. Our success is in part dependent on our ability to attract and retain highly skilled workers, who are in high demand in the Silicon Valley area. None of our employees is represented by a union and we have never experienced a work stoppage. Management considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     As of December 31, 1999, our executive officers and directors were as follows:

         NAME              AGE                             POSITION
         ----              ---                             --------
Morris S. Young, Ph.D      54     Chairman of the Board of Directors, President and Chief
                                  Executive Officer
Theodore S. Young, Ph.D    59     Senior Vice President, Marketing and Director
Davis Zhang                43     Senior Vice President, Production
Gary S. Young              56     Vice President, Sales
Guy D. Atwood              57     Vice President and Chief Financial Officer, Treasurer and
                                  Secretary
Xiao Gordon Liu            35     Vice President, Engineering and Development
Jesse Chen (1)(2)          41     Director
B.J. Moore (1)(2)          63     Director
Donald L. Tatzin (1)(2)    47     Director

---------------
(1) Member of the compensation committee.

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

     Guy D. Atwood joined us in August 1997 as our Vice President and Chief Financial Officer and has served as our Treasurer and Secretary since February 1998. From 1991 to August 1997, Mr. Atwood served at various times as Chief Financial Officer for several private companies, most recently the alumni association for the University of California at Berkeley and AvenuSoftware, a film and video software company, of which he was also its President. Mr. Atwood was self-employed as a financial consultant from 1994 to 1995, and also provided services in such capacity to us from June to September 1995. Mr. Atwood holds a B.S. in Accounting from the University of California at Berkeley.

     Xiao Gordon Liu joined us in 1995 as Senior Engineer and was promoted to Vice President, Engineering and Development in November 1998. Prior to joining us, Mr. Liu was a postdoctoral fellow and associate specialist at University of California at Berkeley and a research associate at the University of Lund, Sweden. Mr. Liu holds a Ph.D in Physics from the University of Lund, Sweden and has published more than 30 scientific papers.

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

     Donald L. Tatzin has served as a director of AXT since February 1998. Since 1993, Mr. Tatzin has served as Executive Vice President of Showboat, Inc., a gaming company. In addition, Mr. Tatzin served as a director for Sydney Harbour Casino, an Australian gaming company from 1995 to 1996 and as its Chief Executive Officer from April to October 1996. Prior to that, Mr. Tatzin was a director and consultant with Arthur D. Little, Inc. from 1976 to 1993. Mr. Tatzin holds an S.B. in Economics and an S.B. and masters degrees in City Planning from the Massachusetts Institute of Technology and an M.S. in Economics from Australian National University.

ITEM 2.  PROPERTIES

     In the third quarter of 1998, we completed the expansion of our approximately 50,000 square feet facility located in Fremont, California by approximately 30,000 square feet to meet anticipated production needs through 1999. Additionally, in connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 31,000 square foot facility in Beijing, China in 1998.

     The principal operating company properties are included on the following table.

     We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient plant capacity to meet its current and anticipated operating requirements.

                                                     SQUARE FEET
                                                   ---------------
LOCATION               PROPERTY DESCRIPTION        OWNED    LEASED
--------           -----------------------------   ------   ------
Fremont, CA        Production and Administration   58,000
Fremont, CA        Production                      80,000
Beijing, China     Production                      31,000
Monterey Park, CA  Production and Administration   22,000
El Monte, CA       Production                      27,000
El Monte, CA       Production                                7,000
Xiamen, China      Production                               14,000
Torrance, CA       Administration                            7,000
Torrance, CA       Production                               15,000

ITEM 3.  LEGAL PROCEEDINGS

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

                                                               HIGH        LOW
                                                              -------    -------
Fiscal 1998
  January 1, 1998 through May 19, 1998......................    Not Applicable
  May 20, 1998 through June 30, 1998........................  $15.000    $10.125
  Third Quarter ended September 30, 1998....................  $15.500    $ 7.000
  Fourth Quarter ended December 31, 1998....................  $10.813    $ 6.000
Fiscal 1999
  First Quarter ended March 31, 1999........................  $22.500    $ 9.063
  Second Quarter ended June 30, 1999........................  $27.000    $19.375
  Third Quarter ended September 30, 1999....................  $35.125    $17.750
  Fourth Quarter ended December 31, 1999....................  $23.875    $12.063

     As of December 31, 1999, there were 164 holders of record of our common stock. Because many shares of AXT's common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                               1995(3)   1996(3)   1997(3)   1998(2)   1999(1)
                                               -------   -------   -------   -------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $24,117   $31,272   $43,313   $61,314   $81,521
Cost of revenues.............................   14,773    21,037    29,650    38,949    57,369
                                               -------   -------   -------   -------   -------
Gross profit.................................    9,344    10,235    13,663    22,365    24,152
Operating expenses:
Selling, general, and administrative.........    4,774     5,534     9,921    11,538    14,016
Research and development.....................      448       592     1,289     2,684     3,086
Acquisition costs............................       --        --        --        --     2,810
                                               -------   -------   -------   -------   -------
          Total operating expenses...........    5,222     6,126    11,210    14,222    19,912
Income from operations.......................    4,122     4,109     2,453     8,143     4,240
Interest expense.............................      (12)     (170)     (793)   (1,481)   (2,150)
Interest and other income (expense)..........      282       (72)      (57)      598       729
                                               -------   -------   -------   -------   -------
Income before provision for income taxes.....    4,392     3,867     1,603     7,260     2,819
Provision for income taxes...................    1,599     1,516       783     2,976     2,139
                                               -------   -------   -------   -------   -------
Income before extraordinary item.............    2,793     2,351       820     4,284       680
Extraordinary item -- early extinguishment of
  debt.......................................       --        --        --        --       508
                                               -------   -------   -------   -------   -------
Net income...................................  $ 2,793   $ 2,351   $   820   $ 4,284   $   172
                                               =======   =======   =======   =======   =======
Basic net income (loss) per share:
Income before extraordinary item.............  $  0.96   $  0.65   $  0.22   $  0.27   $  0.04
Extraordinary item...........................       --        --        --        --     (0.03)
Net income...................................     0.96      0.65      0.22      0.27      0.01
Diluted net income (loss) per share:
Income before extraordinary item.............  $  0.23   $  0.19   $  0.06   $  0.26   $  0.03
Extraordinary item...........................       --        --        --        --     (0.03)
Net income...................................     0.23      0.19      0.06      0.26   $    --
Shares used in basic net income per share
  calculations...............................    2,921     3,595     3,697    16,076    18,655
Shares used in diluted net income per share
  calculations...............................   11,913    12,524    13,598    16,325    19,771

---------------
(1) Includes Substrates, Consumer Products, and Visible Emitters for the full year.

(2) Includes Substrates and Consumer Products for the full year, and Visible Emitters for the three months ended December 31, 1998.

(3) Includes Substrates and Consumer Products only.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                             1995(2)   1996(2)   1997(2)   1998(1)    1999(1)
                                             -------   -------   -------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term
  investments..............................  $ 1,121   $ 1,171   $ 3,199   $ 16,438   $  6,062
Working capital............................    5,144     6,866    12,612     41,644     40,462
Total assets...............................   15,067    23,178    37,796    102,283    115,762
Long-term debt, net of current portion.....    2,350     5,833     7,728     19,842     18,501
Stockholders' equity.......................    7,869    10,237    17,387     61,164     62,459

---------------
(1) Includes Substrates, Consumer Products, and Visible Emitters

(2) Includes Substrates and Consumer Products

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

  Overview

     We use a proprietary VGF technique to produce high-performance compound semiconductor substrates for use in a variety of electronic and opto-electronic applications. We were founded in 1986 and commenced substrate sales in 1990. We currently sell GaAs, InP and GaN substrates to manufacturers of semiconductor devices for use in applications such as wireless and fiber optic telecommunications, lasers, LEDs, and consumer electronics. We also sell Ge substrates for use in satellite solar cells.

     On May 28, 1999, we completed our acquisition of Lyte Optronics, Inc., a Nevada corporation, with operations in Southern California and The People's Republic of China. Lyte Optronics is a manufacturer of LED's and laser-diodes. Lyte Optronics also designs and markets laser-pointing and alignment products for the consumer, commercial and industrial markets. Lyte Optronics is operated as two separate divisions of AXT: the visible emitter division, focusing on the manufacture of LED's and laser diodes, and the consumer products division, focusing on the design and marketing of laser-pointing and alignment products. Of the approximately 380 employees of Lyte Optronics retained after the acquisition about 320 are with the visible emitter division, with about 200 employees located in China.

     Under the terms of the acquisition, we issued approximately 2,363,000 shares of common stock and 983,000 shares of preferred stock with a $4 million liquidation preference over common stock, in exchange for all of the issued and outstanding shares of capital stock of Lyte Optronics. Ten percent of the shares issuable to the Lyte Optronics' shareholders will be held in escrow for up to one year to satisfy any claims that we may bring under the agreement during that period. The transaction was accounted for as a pooling of interests. In connection with the acquisition, we reported a charge of $2.8 million in the second quarter of 1999 to reflect transaction costs and other one-time charges incurred in connection with the acquisition.

     We have been profitable on an annual basis since 1990. Our total revenues were $43.3 million for the year ended December 31, 1997, $61.3 million for the year ended December 31, 1998 and $81.5 million for the year ended December 31, 1999. Total revenues primarily consist of product revenues. Product revenues are generally recognized upon shipment of products to customers. Historically, a significant portion of our product revenues have been derived from sales of GaAs substrates and laser-pointing and alignment products. In the years ended December 31, 1997, GaAs substrates accounted for 50.4%, 55.4% in 1998 and 56.3% in 1999 of our total revenues and laser-pointing and alignment products accounted for 41.5%, 20.0% and 7.5%, respectively. Since October 1998, we have included the sales of products from our visible emitter division in our financial results. In 1999, sales from our visible emitter division generated 22.9% of total revenues. We began selling InP and Ge substrates to our customers in late 1997, GaN substrates in late 1998 and in late 1999 we began selling LED's to our customers.

     Historically, revenues generated from research and development contracts with U.S. government agencies and customer-funded research projects comprised more than 5.0% of our total revenues. We expect our contract revenue to decline to less than 1.0% of our total revenues in future periods as a result of our shift to internally generated research and development projects from government and customer-funded contracts.

     In 1995, we established a wholly-owned subsidiary in Japan to distribute our products. This subsidiary serves primarily as a direct sales and support office for our customers in Japan. We also utilize independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. Domestic sales are generated by our direct sales force. International sales, excluding Canada, accounted for 26.8% of total revenues for the year ended December 31, 1997, 29.6% in 1998, and 45.1% in 1999. Except for sales in Japan and some sales in Taiwan, which are denominated in yen, we denominate and collect our international sales in U.S. dollars. Doing business in Japan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. During the year ended December 31, 1997, we incurred foreign transaction exchange loss of $186,000, a loss of $24,000 in 1998, and a gain of $652,000 in 1999. During the year ended December 31, 1999, we bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total value of approximately $1.9 million as of December 31, 1999.

     From July 1996 to October 1998, we conducted all of our substrate operations in a 50,000 square foot office and production facility located in Fremont, California. Prior to transitioning our manufacturing operations to this facility, we leased a 20,000 square foot manufacturing facility in Dublin, California. In late 1998, we expanded the size of our current manufacturing facility by approximately 30,000 square feet to meet our anticipated future production needs through 2000. In June 1998, we purchased an additional 58,000 square foot facility in Fremont, California directly across the street from our existing manufacturing facility and moved marketing, sales, engineering and administrative personnel into a portion of the building. We believe that this new facility will not be used for production of substrates until late 2000. In January 1999, we received a business license for operations in Beijing, China and purchased a 31,000 square foot facility in a major tax-free industrial park in Beijing. This facility became operational during the third quarter of 1999. We intend to expand this facility by another 31,000 square feet beginning in the first quarter of 2000. We expect that our proprietary VGF crystal growth operations will continue to be housed in Fremont, California, and our other manufacturing operations will be conducted in both Fremont and Beijing.

     Our consumer product division's operations have been located in Torrance, California since 1998 and consist of a 22,000 square foot office and production facility. Prior to 1998, a portion of the consumer products division was located in Arizona and a portion in Los Angeles, California. Since 1997, our visible emitter division has been located in a 22,000 square foot office and production facility in Monterey Park, California and a 7,000 square foot production facility in El Monte, California. In 1998, we acquired another 27,000 square foot facility in El Monte for future production in 2000. In late 1998, we acquired a 14,000 square foot production facility in Xiamen, China for processing laser diodes.

     In connection with the granting of stock options, we recorded aggregate deferred compensation of $322,000 for the year ending December 31, 1997, $203,000 in 1998 and $0 in 1999, representing the difference between the deemed fair value of the Common Stock for accounting purposes and the option exercise price at the date of grant. This deferred compensation will be amortized over the vesting period of the applicable options of which $102,000 was amortized during the year ended December 31, 1997, $96,000 in 1998 and $110,000 in 1999.

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Revenues....................................................  100.0%    100.0%    100.0%
Cost of revenues............................................   68.5%     63.5%     70.4%
                                                              -----     -----     -----
Gross margin................................................   31.5%     36.5%     29.6%
Operating expenses:
  Selling, general and administrative.......................   22.9%     18.8%     17.2%
  Research and development..................................    3.0%      4.4%      3.8%
  Acquisition costs.........................................    0.0%      0.0%      3.5%
                                                              -----     -----     -----
          Total operating expenses..........................   25.9%     23.2%     24.5%
                                                              -----     -----     -----
Income from operations......................................    5.6%     13.3%      5.1%
Interest expense............................................   (1.8)%    (2.4)%    (2.6)%
Interest and other income (expense).........................   (0.1)%     1.0)%     0.9%
                                                              -----     -----     -----
Income before provision for income taxes....................    3.7%     11.9%      3.4%
Provision for income taxes..................................    1.8%      4.9%      2.6%
                                                              -----     -----     -----
Income before extraordinary item............................    1.9%      7.0%      0.8%
Extraordinary item -- early extinguishment of debt..........    0.0%      0.0%      0.6%
                                                              -----     -----     -----
Net income..................................................    1.9%      7.0%      0.2%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues increased 33.0%, or $20.2 million from $61.3 million for the year ended December 31, 1998 to $81.5 million for the year ended December 31, 1999. The increase in revenues resulted primarily from a $13.7 million increase in sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers, a $12.7 million increase due to the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998, and a $6.0 million decrease in consumer product sales reflecting declining sales prices for laser pointer products, an increase in sales returns due to product quality problems, and a change in government regulations regarding the allowable strength of laser products sold to the consumer product market in Europe.

     International revenues, excluding Canada, increased from 29.5% of total revenues, or $18.1 million, for the year ended December 31, 1998, to 45.1% or $36.8 million for the year ended December 31, 1999. The increase in international revenues resulted primarily from a $7.3 million increase in GaAs and InP sales to new and existing international customers and a $10.0 million increase due to the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998.

     Gross margin. Gross margins decreased from 36.5% for the year ended December 31, 1998, to 29.6% for the year ended December 31, 1999. The gross margins for substrates decreased slightly from 41.4% to 40.2%, primarily due to a decline in sales prices. The gross margins on products sold by the visible emitter division that was included for the full year in 1999 compared to only the fourth quarter in 1998 was 36.2% in 1998 compared to 11.7% in 1999. The decrease in margins at the visible emitter division was primarily due to significant sales price decreases for laser diodes, a $1.5 million charge to settle a patent dispute, and a $2.4 million charge to write down obsolete inventory. Excluding these charges, the gross margin was 32.6% in 1999. Gross margins on products sold by the consumer products division decreased from 18.7% in 1998 to (19.3)% in 1999, due to significant sales prices decreases for laser pointer products and a $2.1 million charge to write down obsolete inventory. Excluding these charges, the gross margin was 14.9% in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 21.5%, or $2.5 million, from $11.5 million for the year ended December 31, 1998 to $14.0 million for the year ended December 31, 1999. The inclusion of the visible emitter division for the full year in 1999 compared to only the fourth quarter of 1998 resulted in an increase of $3.3 million. Substrate division expenses increased $1.2 million primarily due to increases in personnel and related expenses required to support additional sales volume. These increases were offset by a decrease of $2.0 million by the consumer products division as a result of the closing of a manufacturing facility located in Arizona in 1998. Selling, general and administrative expenses as a percentage of total revenues decreased from 18.8% for the year ended December 31, 1998 to 17.2% for the year ended December 31, 1999. This decrease was primarily due to an increase in total revenues.

     Research and development expenses. Research and development expenses increased 15.0%, or $402,000, from $2.7 million for the year ended December 31, 1998, to $3.1 million for the year ended December 31, 1999. This increase resulted primarily from the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998. Also, historically the consumer products division did not separately account for its research and development expenses which were included as part of its cost of product revenues and selling, general and administrative expenses and are now classified as research and development. Research and development expenses as a percentage of total revenues decreased from 4.4% of total revenues for the year ended December 31, 1998 to 3.8% of revenues for the year ended December 31, 1999. This decrease was primarily due to an increase in total revenues.

     Acquisition cost. As a result of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses associated with the transaction in the approximate amount of $2.8 million. Such expenses include fees paid to our investment bankers, accountants, attorneys, and other outside consultants and related transaction expenses.

     Interest expense. Interest expense increased 45.2%, or $669,000 from $1.5 million for the year ended December 31, 1998, to $2.2 million for the year ended December 31, 1999. This increase was primarily the result of the interest expense associated with equipment and real estate debt by the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998 and increased borrowing on the line of credit.

     Interest and other income (expense). Interest and other income (expense) increased 21.9%, or $131,000 from $598,000 for the year ended December 31, 1998 to $729,000 for the year ended December 31, 1999. The increase was primarily the result of foreign exchange gains on short-term contracts to hedge against certain accounts receivable denominated in Japanese yen.

     Provision for income taxes. Income tax expense, adjusted for acquisition costs of approximately $2.8 million, decreased from 41.0% to 38.0% of income before provision for income taxes for the years ended December 31, 1998 and 1999, respectively.

     Extraordinary item, net of tax benefit. In connection with the acquisition of Lyte Optronics in May 1999, we incurred fees associated with a loan that we repaid as part of the transaction.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased 41.6%, or $18.0 million from $43.3 million for the year ended December 31, 1997 to $61.3 million for the year ended December 31, 1998. The increase in revenues resulted primarily from a $17.8 million increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers, the addition of new customers and the introduction of Ge substrates in the fourth quarter of 1997. Additionally, there was a $5.9 million increase due to the inclusion of the visible emitter division for the fourth quarter of 1998, offset by a $5.7 million decrease in revenues at the consumer products division reflecting declining sales prices for laser pointer products and a change in government regulations reducing the allowable strength of lasers sold to the consumer market in Europe.

     International revenues, excluding Canada, increased from 26.8% of total revenues for the year ended December 31, 1997, to 29.6% for the year ended December 31, 1998. The increase in international revenues resulted primarily from a $3.8 million increase in substrate sales to new and existing international customers and a $5.1 million increase due to the inclusion of the visible emitter division for the fourth quarter of 1998 of which sales are primarily sold in Asia, offset by a $2.4 million decrease in sales to Europe by the consumer products division caused by governmental regulation changes reducing the allowable strength of lasers sold to the consumer market.

     Gross margin. Gross margins increased from 31.5% for the year ended December 31, 1997, to 36.5% for the year ended December 31, 1998. The gross margins for substrates increased slightly from 40.6% in 1997 to 40.8% in 1998 reflecting higher yields achieved in GaAs and InP production, partially offset by lower margins on Ge substrates. Total gross margins also benefited from the inclusion of the visible emitter division for the fourth quarter of 1998, which had a 36.2% gross margin. Gross margins on products sold by the consumer products division decreased slightly from 19.8% in 1997 to 18.7% in 1998 due to declining prices for laser pointer products.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.3%, or $1.6 million, from $9.9 million for the year ended December 31, 1997 to $11.5 million for the year ended December 31, 1998. Substrate division expenses increased $2.1 million primarily due to increases in personnel and related expenses required to support additional sales volume. The inclusion of the visible emitter division for the fourth quarter of 1998 added $1.0 million. These increases were offset by a $1.4 million decrease at the consumer products division as a result of closing a manufacturing facility located in Arizona in 1998. Selling, general and administrative expenses as a percentage of total revenues decreased from 22.9% for the year ended December 31,1997 to 18.8% for the year ended December 31, 1998. This percentage decrease was primarily due to the 41.6% increase in revenues.

     Research and development expenses. Research and development expenses increased 108.2%, or $1.4 million, from $1.3 million for the year ended December 31, 1997, to $2.7 million for the year ended December 31, 1998. This increase resulted primarily from hiring additional engineers and the purchase of materials at the substrate division to develop new products and to enhance existing products. Also, historically the consumer products division did not separately account for its research and development expenses which were included as part of its cost of product revenues and selling, general and administrative expenses and are now classified as research and development. Research and development expenses as a percentage of total revenues increased from 3.0% for the year ended December 31, 1997 to 4.4% for the year ended December 31, 1998, primarily as a result of the increase in spending.

     Interest expense. Interest expense increased 86.8%, or $688,000 from $793,000 for the year ended December 31, 1997, to $1.5 million for the year ended December 31, 1998. This increase was primarily the result of additional borrowings to finance the purchase and lease of buildings and equipment at the substrate and consumer products divisions.

     Interest and other income (expense). Interest and other income (expense) increased from an expense of $57,000 for the year ended December 31, 1997 to income of $598,000 for the year ended December 31, 1998. This increase was primarily the result of interest income earned on the $25.8 million in net proceeds raised from our initial public offering in May, 1998.

     Provision for income taxes. Income tax expense decreased from 48.8% of income before provision for income taxes in the year ended December 31, 1997 to 41.0% in 1998, due to a decrease in state income taxes caused by the realization of tax benefits of Lyte Optronics related to operating losses for which realization was uncertain prior to the merger.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results in dollars and percentages for the eight quarters ended December 31, 1999. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                 QUARTERS ENDED (IN THOUSANDS)
                                    ---------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                    1998(2)    1998(2)     1998(2)    1998(1)    1999(1)    1999(1)     1999(1)    1999(1)
                                    --------   --------   ---------   --------   --------   --------   ---------   --------
Revenues..........................  $13,186    $13,532     $13,942    $20,654    $18,897    $20,783     $20,017    $21,824
Cost of revenues..................    8,144      9,189       8,911     12,705     16,240     13,971      13,077     14,081
                                    -------    -------     -------    -------    -------    -------     -------    -------
Gross profit......................    5,042      4,343       5,031      7,949      2,657      6,812       6,940      7,743
Operating expenses:
  Selling, general and
    administrative................    2,460      2,238       2,540      4,300      3,647      3,196       3,113      4,060
  Research and development........      640        714         819        511        662        858         670        896
  Acquisition costs...............       --         --          --         --         --      2,810          --         --
                                    -------    -------     -------    -------    -------    -------     -------    -------
         Total operating
           expenses...............    3,100      2,952       3,359      4,811      4,309      6,864       3,783      4,956
                                    -------    -------     -------    -------    -------    -------     -------    -------
Income from operations............    1,942      1,391       1,672      3,138     (1,652)       (52)      3,157      2,787
Interest expense..................     (238)      (274)       (325)      (644)       (53)      (730)       (752)      (615)
Interest and other income
  (expense).......................       19        (48)        248        379        116         29         235        349
                                    -------    -------     -------    -------    -------    -------     -------    -------
Income before provision for income
  taxes...........................    1,723      1,069       1,595      2,873     (1,589)      (753)      2,640      2,521
Provision for income taxes........      707        437         559      1,273       (604)       782       1,003        958
                                    -------    -------     -------    -------    -------    -------     -------    -------
Income before extraordinary
  item............................    1,016        632       1,036      1,600       (985)    (1,535)      1,637      1,563
Extraordinary item -- early
  extinguishment of debt..........       --         --          --         --         --        508          --         --
                                    -------    -------     -------    -------    -------    -------     -------    -------
Net income........................  $ 1,016    $   632     $ 1,036    $ 1,600    $  (985)   $(2,043)    $ 1,637    $ 1,563
                                    =======    =======     =======    =======    =======    =======     =======    =======

                                                                        QUARTERS ENDED
                                    --------------------------------------------------------------------------------------
                                    MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30   DEC. 31,
                                    1998(2)    1998(2)     1998(2)    1998(1)    1999(1)    1999(1)    1999(1)    1999(1)
                                    --------   --------   ---------   --------   --------   --------   --------   --------
Revenues..........................   100.0%     100.0%      100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
Cost of revenues..................    61.8%      67.9%       63.9%      61.5%      85.9%      67.2%      65.3%      64.5%
                                     -----      -----       -----      -----      -----      -----      -----      -----
Gross margin......................    38.2%      32.1%       36.1%      38.5%      14.1%      32.8%      34.7%      35.5%
Operating expenses:
  Selling, general and
    administrative................    18.7%      16.5%       18.2%      20.8%      19.3%      15.4%      15.6%      18.6%
  Research and development........     4.9%       5.3%        5.9%       2.5%       3.5%       4.1%       3.3%       4.1%
  Acquisition costs...............     0.0%       0.0%        0.0%       0.0%       0.0%      13.5%       0.0%       0.0%
                                     -----      -----       -----      -----      -----      -----      -----      -----
         Total operating
           expenses...............    23.5%      21.8%       24.1%      23.3%      22.8%      33.0%      18.9%      22.7%
                                     -----      -----       -----      -----      -----      -----      -----      -----
Income from operations............    14.7%      10.3%       12.0%      15.2%      (8.7)%     (0.3)%     15.8%      12.8%
Interest expense..................    (1.8)%     (2.0)%      (2.3)%     (3.1)%     (0.3)%     (3.5)%     (3.8)%     (2.8)%
Interest and other income
  (expense).......................     0.1%      (0.4)%       1.8%       1.8%       0.6%       0.1%       1.2%       1.6%
                                     -----      -----       -----      -----      -----      -----      -----      -----
Income before provision for income
  taxes...........................    13.1%       7.9%       11.4%      13.9%      (8.4)%     (3.6)%     13.2%      11.6%
Provision for income taxes........     5.4%       3.2%        4.0%       6.2%      (3.2)%      3.8%       5.0%       4.4%
                                     -----      -----       -----      -----      -----      -----      -----      -----
Income before extraordinary
  item............................     7.7%       4.7%        7.4%       7.7%      (5.2)%     (7.4)%      8.2%       7.2%
Extraordinary item -- early
  extinguishment of debt..........      --         --          --         --         --        2.4%        --         --
                                     -----      -----       -----      -----      -----      -----      -----      -----
Net income........................     7.7%       4.7%        7.4%       7.7%      (5.2)%     (9.8)%      8.2%       7.2%
                                     =====      =====       =====      =====      =====      =====      =====      =====

---------------
(1) Includes Substrates, Visible Emitters and Consumer Products
(2) Includes Substrates and Consumer Products only

     The following table sets forth the restatement of the first three quarters of 1999 related to adjustments of account balances at Lyte Optronics, Inc.

                                                                 (IN THOUSANDS)
                                      --------------------------------------------------------------------
                                         Q1          Q1          Q2          Q2          Q3          Q3
                                      REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
                                      --------    --------    --------    --------    --------    --------
Revenue.............................   19,023      18,897      21,025      20,783      21,389      20,017
Net income (loss)...................    1,259        (985)       (538)     (2,043)      2,818       1,637

LIQUIDITY AND CAPITAL RESOURCES

     During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for preferred stock completed in March 1997. We completed our initial public offering in May 1998, and raised net proceeds of approximately $25.8 million. As of December 31, 1999, we had working capital of $40.5 million, including cash and cash equivalents of $6.1 million, compared to working capital at December 31, 1998 of $41.6 million, including cash of $16.4 million.

     During the year ended December 31, 1997, net cash used in operations of $2.1 million was due primarily to increases in inventory of $5.6 million and accounts receivable of $2.0 million, offset by net income of $820,000, depreciation of $1.3 million and an increase in accounts payable and accrued liabilities of $4.1 million. The increases in inventory, accounts receivable, accounts payable and accrued liabilities were primarily the result of a 38.5% increase in revenues from the prior year. The inventory turnover ratio decreased from 3.9 turns per year at December 31, 1996 to 3.3 turns per year at December 31, 1997 primarily due to an increase Ge inventory. Days sales outstanding decreased slightly from 56 days at December 31, 1996 to 55 days at December 31, 1997.

     During the year ended December 31, 1998, net cash used in operations of $8.7 million was primarily due to increases in inventory of $11.1 million, accounts receivable of $4.2 million, prepaid assets of $1.6 million, and deferred income taxes of $1.1 million, offset by net income of $4.3 million, depreciation of $3.0 million and an increase in accounts payable and accrued liabilities of $2.1 million. The increases in inventory, accounts receivable, prepaid assets, accounts payable and accrued liabilities were primarily the result of the 41.6% increase in revenues from the prior year. Additionally, the increase in accounts receivable was in part due to increased international sales that generally have longer payment cycles. International sales were 26.8% of revenues in 1997 compared to 29.6% of revenues in 1998. The increase in deferred taxes was the result of recognizing a tax benefit for prior year losses of Lyte Optronics as a result of the acquisition. The inventory turnover ratio declined from 3.3 turns per year at December 31, 1997 to 2.1 turns per year at December 31, 1998 primarily due to our decision to maintain the Ge substrates production line during the fourth quarter of 1998 in anticipation of large orders, although shipments to a large customer had been deferred. Days sales outstanding increased from 55 days at December 31, 1997 to 61 days at December 31, 1998.

     During the year ended December 31, 1999, net cash used in operations of $7.8 million was primarily due to increases in inventory of $10.1 million, accounts receivable of $4,4 million and prepaid expenses of $5.7 million, offset in part by net income of $172,000, depreciation and amortization of $6.2 million, and increases in accounts payable and accrued liabilities of $4.4 million. The increases in inventory, accounts receivable, accounts payable and accrued liabilities were primarily the result of the 33.0% increase in total revenues from the prior year. Additionally, the increase in accounts receivable was in part due as a result of increased international sales that generally have longer payment cycles. International sales were 29.6% of revenues in 1998 compared to 45.1% of revenues in 1999. The increase in prepaid expenses was primarily due to an increase in income tax receivables as a result of current year operating losses at the visible emitter and consumer products divisions. The inventory turnover ratio decreased slightly from 2.1 turns per year at December 31, 1998 to 1.9 turns per year at December 31, 1999. Days sales outstanding increased from 61 days at December 31, 1998 to 69 days at December 31, 1999.

     Net cash used in investing activities was $5.2 million, $16.6 million, and $7.5 million for the years ended December 31, 1997, 1998 and 1999, respectively, which amounts were attributed in each period to the purchase of property, plant and equipment. For the year ended December 31, 1998, the property acquired included our new 58,000 square foot building at a cost of $9.0 million and the 30,000 square foot addition in Fremont for $2.0 million.

     Net cash provided by financing activities was $9.4 million for the year ended December 31, 1997, $38.3 million for 1998 and $7.9 million for 1999. For the year ended December 31, 1997, net cash provided by financing activities resulted primarily from the issuance of $5.9 million of preferred stock and $2.7 million for long-term bank borrowings. For the year ended December 31, 1998, net cash provided by financing activities consisted primarily of net proceeds of $25.8 million from our initial public offering and long-term net borrowings of $13.1 million, offset by repayments of short-term borrowings of $2.3 million. Long-term net borrowings primarily reflected the issuance of $11.6 million in taxable variable rate revenue bonds in November 1998 and repayment of existing long-term debt in the amount of $5.6 million. Long-term borrowings were primarily used for the purchase of the new 58,000 square foot facility, for construction of the additional 30,000 square foot manufacturing space and related equipment in Fremont. For the year ended December 31, 1999, net cash provided by financing activities resulted primarily from short-term bank borrowings that were used to finance inventories and receivables, deposits for equipment orders, and to pay off high interest long-term debt acquired in the acquisition of Lyte Optronics.

     We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, most of which were repaid by the taxable variable rate revenue bonds in 1998. The taxable variable rate revenue bonds have a term of 25 years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At December 31, 1999, $11.1 million was outstanding under the taxable variable rate revenue bonds.

     We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires in May 2000. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of December 31, 1998. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings secured by the pledge of equipment or obtained in the normal course of business. At December 31, 1999, $8.8 million was outstanding under the $15.0 million line of credit.

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

YEAR 2000 READINESS

     During 1999, we successfully completed our program to achieve year 2000 readiness. "Year 2000 ready" meant that the performance or functionality of our internal systems would not be significantly affected by the dates prior to, during, and after the year 2000, to include leap year calculations and specific day-of-the-week calculations. As expected, we have not experienced a material adverse impact on our business, products, results of operations, or financial condition as a result of the year 2000 issue.

     Costs directly attributed to our internal year 2000 initiative were in line with the original estimate of approximately $400,000. These costs were expensed as incurred and were comprised primarily of the costs of hardware and software required to complete year 2000 testing within the enterprise and consulting fees.

     We will continue to monitor our critical processes, and those of significant suppliers, third-party external interface suppliers, and utility organizations that are critical to our operations, for potential year 2000-related problems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders' equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective in fiscal year 2000, is not expected to have a material effect on the Company's consolidated financial statements.

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

     We incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $11.0 million of debt, much of which has had to be repaid or renegotiated, resulting in a decline of cash available. We incurred one-time charges and merger-related expenses of $2.8 million and the extraordinary item of $508,000 in the quarter ended June 30,1999 as a result of the acquisition. We may incur additional unanticipated expenses related to our assumption of Lyte Optronics' business. If these expenses are substantial, they may adversely affect our operating results and cause our stock price to fall.

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

     The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 20.4%, 27.9% and 22.9% of our revenues in the years ended December 31, 1997, 1998 and 1999, respectively. If any of these major customers reduces, delays or cancels its orders with us, our revenues will decline, which will likely cause our stock price to fall.

     Our customers are not obligated to purchase any specified quantity of products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. For example, we recently announced the suspension of our Ge substrates from a major customer who had excess inventories and was experiencing a slow down in business.

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

     To be successful, we must develop and introduce in a timely manner new substrates and continue to improve our current substrates to address customer requirements and compete effectively on the basis of price and performance. We must also continue to develop our light-emitting and laser diode products, and develop new markets for this technology, as well as for our laser pointing and alignment products. We cannot assure you that our product development efforts will be successful or that our new products will achieve market acceptance. To the extent that product improvements and new product introductions do not achieve market acceptance, our business will be materially adversely affected. In 1997, we began commercial shipments of Ge and InP substrates and are currently developing other substrates, including galliumnitride and silicon carbide. Factors that may affect the success of product improvements and product introductions include the development of markets for such improvements and substrates, achievement of acceptable yields, price and market acceptance. Many of these factors are beyond our control.

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

     If we fail to comply with stringent environmental regulations, we may be subject to significant fines or the cessation of our operations. We are subject to federal, state and local environmental laws and regulations. Any failure to comply with present or future environmental laws and regulations could result in the imposition of significant fines on us, the suspension of production or a cessation of operations. In addition, existing or future changes in laws or regulations may require us to incur further significant expenditures or liabilities, or additional restriction in our operations. We are cooperating with Cal-OSHA in an investigation regarding higher than permissible levels of potentially hazardous materials in certain areas of the manufacturing facility in Fremont, California. Although no accidents or injuries have resulted from this matter and the facility is in full operation, civil and criminal penalties could be imposed against us by Cal-OSHA.

     We purchase critical raw materials required to grow crystals from single or limited sources, and could lose sales if these sources fail to fill our needs. We do not have any long-term supply contracts, except for Ge, with any of our suppliers, and we currently purchase raw materials required to grow crystals from single or a limited number of suppliers. For example, we purchase a majority of the gallium we use from GEO Gallium.

     Due to our reliance on a limited group of suppliers, we are exposed to several risks including the potential inability to obtain adequate supply of materials, reduced control overpricing of our products and meeting customer delivery schedules.

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

     We are subject to additional risks as a result of our recent acquisition of new manufacturing facilities. In connection with further expanding our manufacturing capacity, we purchased an additional 58,000 square foot facility in Fremont, California and a 31,000 square foot facility in Beijing, China, in 1998. These new facilities subject us to significant risks, including:

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

     We currently only have two machines (MOCVD's) capable of producing light-emitting diode wafers. Damage to or failure of these machines could cause production to stop or delay while repairs or replacements are being made. We do not keep substantial inventory of LED wafers to enable production to continue while the MOCVD machine is being repaired. Any delay in production of the LED wafers while the MOCVD is being repaired could result in loss of revenue.

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

     International sales, excluding Canada, represented 29.6% and 45.1% of our total revenues in the years ended December 31, 1998 and December 31, 1999, respectively. Sales to customers located in Japan and other Asian countries represented 22.3% and 34.9% of our total revenues in the years ended December 31, 1998 and December 31, 1999. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries that sell their products worldwide, will continue to represent a significant portion of our revenues.

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

     Our sales, except for sales to our Japanese and Taiwanese customers, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In the year ended December 31 1998, we incurred foreign exchange losses of $24,000, and a foreign exchange gain of $652,000 in the year ended December 31, 1999. If we do not effectively manage the risks associated with international sales, our business and financial condition could be materially adversely affected. To minimize our foreign exchange risk, we have purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan and Taiwan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

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

     In addition, Lyte Optronics maintains separate operational and financial systems, procedures and controls that must be integrated with or replaced by our systems. This integration will take time and divert management attention and resources. If we are unable to timely integrate or replace these systems, we maybe unable to accurately forecast sales demand, manage manufacturing, purchasing and inventory levels for the two divisions acquired with Lyte Optronics, nor record and report financial and management information on a timely basis for these divisions, which could adversely affect our ability to timely produce consolidated financial information.

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

     Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuated significantly since we began trading on the Nasdaq National Market. For the fiscal year ended December 31, 1999, our stock price closed as low as $9.063 and as high as $35.125. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since many of our Japanese invoices are denominated in yen, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of December 31, 1999, our outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $1.9 million equivalent. Many of the contracts were entered six months prior to the due date and the dates coincide with the receivable terms we have on the invoices. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14 (a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

     The SEC allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Proposal No.1 -- Election of Directors" and in Part I of this report under the heading "Executive Officers of the Registrant."

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to information set forth in our definitive proxy statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----
Report of Independent Accountants...........................     39-40
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................        41
Consolidated Income Statements for the Years Ended December
  31, 1997, 1998, and 1999..................................        42
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1998 and 1999..............        43
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998, and 1999.........................        44
Notes to Consolidated Financial Statements..................        45

        (2) Financial Statement Schedules

             All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

        (3) Exhibits

             See Index to Exhibits on page 59 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.

          (b) Reports on Form 8-K

        None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
American Xtal Technology, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of American Xtal Technology, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Lyte Optronics, Inc. on May 28, 1999 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Lyte Optronics, Inc. at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, which statements reflect total assets of $25,435,000 as of December 31, 1998 and total revenues of $17,978,000 and $18,137,000 for each of the two years in the period ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Lyte Optronics, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
March 20, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Lyte Optronics, Inc.:

     We have audited the consolidated balance sheet of Lyte Optronics, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for the two years in the period ended December 31, 1998 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyte Optronics, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the two years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
May 27, 1999

                         AMERICAN XTAL TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  1998          1999
                                                              ------------    --------
ASSETS
Current assets
  Cash and cash equivalents.................................    $ 16,438      $  6,062
  Accounts receivable, net of allowance for doubtful
     accounts of $948 and $728..............................      13,128        17,561
  Inventories...............................................      25,300        35,470
  Prepaid expenses and other current assets.................       3,271         8,945
  Deferred income taxes.....................................       2,452         3,210
                                                                --------      --------
          Total current assets..............................      60,589        71,248
Property, plant and equipment, net..........................      37,624        40,865
Receivable from officers and stockholders...................         369           596
Other assets................................................       1,558           809
Goodwill, net...............................................       2,843         2,244
                                                                --------      --------
          Total assets......................................    $102,983      $115,762
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term bank borrowing.................................    $  1,191      $  8,798
  Accounts payable..........................................       8,587        10,794
  Accrued liabilities.......................................       5,242         7,464
  Current portion of long-term debt.........................       3,044         2,550
  Current portion of capital lease obligation...............         881         1,180
                                                                --------      --------
          Total current liabilities.........................      18,945        30,786
Long-term debt, net of current portion......................      19,842        18,501
Long-term capital lease, net of current portion.............       2,428         3,606
Note payable to officers and stockholders...................         604           410
                                                                --------      --------
          Total liabilities.................................      41,819        53,303
                                                                --------      --------

Contingencies (Note 11)
Stockholders' equity:
  Preferred stock,
     $.001 par value per share; 1,000,000 shares authorized;
     980,655 shares issued and outstanding..................           1             1
     Additional paid-in capital.............................       3,999         3,989
  Common stock,
     $.001 par value per share; 100,000,000 shares
      authorized;
     18,393,113 and 18,658,919 shares issued and
      outstanding, respectively.............................          18            19
     Additional paid-in capital.............................      45,248        46,321
  Deferred compensation.....................................        (327)         (217)
  Retained earnings.........................................      12,198        12,370
  Cumulative translation adjustments........................          27           (24)
                                                                --------      --------
          Total stockholders' equity........................      61,164        62,459
                                                                --------      --------
          Total liabilities and stockholders' equity........    $102,983      $115,762
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------    -------    -------
Revenues....................................................  $43,313    $61,314    $81,521
Cost of revenues............................................   29,650     38,949     57,369
                                                              -------    -------    -------
Gross profit................................................   13,663     22,365     24,152
Operating expenses:
  Selling, general and administrative.......................    9,921     11,538     14,016
  Research and development..................................    1,289      2,684      3,086
  Acquisition costs.........................................       --         --      2,810
                                                              -------    -------    -------
          Total operating expenses..........................   11,210     14,222     19,912
                                                              -------    -------    -------
Income from operations......................................    2,453      8,143      4,240
Interest expense............................................     (793)    (1,481)    (2,150)
Interest and other income...................................      (57)       598        729
                                                              -------    -------    -------
Income before provision for income taxes....................    1,603      7,260      2,819
Provision for income taxes..................................      783      2,976      2,139
                                                              -------    -------    -------
Income before extraordinary item............................      820      4,284        680
Extraordinary item, net of tax benefits.....................       --         --        508
                                                              -------    -------    -------
Net income..................................................  $   820    $ 4,284    $   172
                                                              =======    =======    =======
Basic income per share:
  Income before extraordinary item..........................  $  0.22    $  0.27    $  0.04
  Extraordinary item........................................       --         --      (0.03)
  Net income................................................     0.22       0.27       0.01
Diluted income per share:
  Income before extraordinary item..........................  $  0.06    $  0.26    $  0.03
  Extraordinary item........................................       --         --      (0.03)
  Net income................................................     0.06       0.26       0.01
Shares used in net income per share calculations:
  Basic.....................................................    3,697     16,076     18,655
  Diluted...................................................   13,598     16,325     19,771

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                               ACCUMULATED OTHER
                                       PREFERRED STOCK          COMMON STOCK                                  COMPREHENSIVE INCOME
                                     --------------------   --------------------     DEFERRED     RETAINED   CUMULATIVE TRANSLATION
                                       SHARES      AMOUNT     SHARES     AMOUNT    COMPENSATION   EARNINGS        ADJUSTMENTS
                                     -----------   ------   ----------   -------   ------------   --------   ----------------------
Balance at January 1, 1997.........    8,928,737   $2,618    3,648,315   $   629      $  --       $ 7,094            $(104)
Common stock options exercised.....                             84,825       154
Issuance of Series C convertible
  preferred stock..................    1,200,000   5,935
Issuance of Employee Stock Purchase
  Plan stock.......................                             67,000       232
Deferred compensation..............                                          322       (322)
Amortization of deferred
  compensation.....................                                                     102
Comprehensive income
  Net income.......................                                                                   820
  Other comprehensive income
    Currency translation
      adjustment...................                                                                                    (93)
                                     -----------   ------   ----------   -------      -----       -------            -----
Balance at December 31, 1997.......   10,128,737   $8,553    3,800,140   $ 1,337      $(220)      $ 7,914            $(197)
Common stock options exercised.....                             71,407       138
Issuance of common stock...........                            123,153       724
Issuance of common stock and Series
  A preferred stock in connection
  with the acquisition of Alpha
  Photonics, Inc...................      980,655   4,000     1,266,464     7,500
Issuance of common stock as
  settlement of trade payables.....                              4,105        25
Reacquisition and retirement of
  common stock.....................                            (60,689)
Issuance of common stock in
  connection with financing........                            184,796       994
Conversion of Series C convertible
  preferred stock to common
  stock............................  (10,128,737)  (8,553)  10,128,737     8,553
Issuance of common stock upon
  initial public offering..........                          2,875,000    25,792
Deferred compensation..............                                          203       (203)
Amortization of deferred
  compensation.....................                                                      96
Comprehensive income
  Net income.......................                                                                 4,284
  Other comprehensive income
    Currency translation
      adjustment...................                                                                                    224
                                     -----------   ------   ----------   -------      -----       -------            -----
Balance at December 31, 1998.......      980,655   $4,000   18,393,113   $45,266      $(327)      $12,198            $  27
Common stock options exercised.....                            200,679       648
Repurchase of shares of common
  stock in connection with the
  early extinguishment of debt.....                            (21,064)     (211)
Acquisition costs paid by
  shareholders.....................                  (10)                   (139)
Issuance of Employee Stock Purchase
  Plan stock.......................                             86,191       776
Deferred compensation..............                                                      --
Amortization of deferred
  compensation.....................                                                     110
Comprehensive income
  Net income.......................                                                                   172
  Other comprehensive income
    Currency translation
      adjustment...................                                                                                    (51)
                                     -----------   ------   ----------   -------      -----       -------            -----
Balance at December 31, 1999.......      980,655   $3,990   18,658,919   $46,340      $(217)      $12,370            $ (24)
                                     ===========   ======   ==========   =======      =====       =======            =====


                                               COMPREHENSIVE
                                      TOTAL       INCOME
                                     -------   -------------
Balance at January 1, 1997.........  $10,237
Common stock options exercised.....      154
Issuance of Series C convertible
  preferred stock..................    5,935
Issuance of Employee Stock Purchase
  Plan stock.......................      232
Deferred compensation..............       --
Amortization of deferred
  compensation.....................      102
Comprehensive income
  Net income.......................      820      $  820
  Other comprehensive income
    Currency translation
      adjustment...................      (93)        (93)
                                     -------      ------
Balance at December 31, 1997.......  $17,387      $  727
                                                  ======
Common stock options exercised.....      138
Issuance of common stock...........      724
Issuance of common stock and Series
  A preferred stock in connection
  with the acquisition of Alpha
  Photonics, Inc...................   11,500
Issuance of common stock as
  settlement of trade payables.....       25
Reacquisition and retirement of
  common stock.....................       --
Issuance of common stock in
  connection with financing........      994
Conversion of Series C convertible
  preferred stock to common
  stock............................       --
Issuance of common stock upon
  initial public offering..........   25,792
Deferred compensation..............       --
Amortization of deferred
  compensation.....................       96
Comprehensive income
  Net income.......................    4,284       4,284
  Other comprehensive income
    Currency translation
      adjustment...................      224         224
                                     -------      ------
Balance at December 31, 1998.......  $61,164      $4,508
                                                  ======
Common stock options exercised.....      648
Repurchase of shares of common
  stock in connection with the
  early extinguishment of debt.....     (211)
Acquisition costs paid by
  shareholders.....................     (149)
Issuance of Employee Stock Purchase
  Plan stock.......................      776
Deferred compensation..............       --
Amortization of deferred
  compensation.....................      110
Comprehensive income
  Net income.......................      172         172
  Other comprehensive income
    Currency translation
      adjustment...................      (51)        (51)
                                     -------      ------
Balance at December 31, 1999.......  $62,459      $  121
                                     =======      ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1998        1999
                                                              -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   820    $  4,284    $    172
    Adjustments to reconcile net income to cash provided by
      (used in) operations:
    Depreciation............................................    1,341       2,959       5,616
    Deferred income taxes...................................     (518)     (1,126)        758
    Amortization of goodwill................................                  149         599
    Stock compensation......................................      102          96         110
    Other...................................................       94           5          --
    Changes in assets and liabilities:
      Accounts receivable...................................   (1,984)     (4,192)     (4,433)
      Inventories...........................................   (5,616)    (11,074)    (10,170)
      Prepaid expenses......................................     (435)     (1,610)     (5,674)
      Other assets..........................................      (49)       (248)        749
      Accounts payable......................................    1,928       1,540       2,207
      Accrued liabilities...................................    2,168         533       2,222
                                                              -------    --------    --------
         Net cash provided by (used in) operating
           activities.......................................   (2,149)     (8,684)     (7,844)
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (5,227)    (17,175)     (7,527)
  Net cash received in connection with purchase of Alpha....                  539          --
                                                              -------    --------    --------
         Net cash used in investing activities..............   (5,227)    (16,636)     (7,527)
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of):
    Issuance of common stock................................      386      27,648       1,074
    Issuance of convertible preferred stock.................    5,935          --          --
    Capital leases..........................................      (33)       (263)     (1,379)
  Long-term debt borrowings.................................    2,654      18,739       3,072
    Long-term debt borrowings...............................               (5,574)     (4,907)
    Line of credit..........................................      779      (2,320)      7,607
    Notes payable to officers and shareholders..............     (252)        110        (421)
                                                              -------    --------    --------
         Net cash provided by financing activities..........    9,469      38,340       5,046
                                                              -------    --------    --------
Effect of exchange rate changes.............................      (65)        219         (51)
                                                              -------    --------    --------
Net increase in cash and cash equivalents...................    2,028      13,239     (10,376)
Cash and cash equivalents at the beginning of the period....    1,171       3,199      16,438
                                                              -------    --------    --------
Cash and cash equivalents at the end of the period..........  $ 3,199    $ 16,438    $  6,062
                                                              =======    ========    ========
Non cash activity:
  Purchase of property, plant and equipment through capital
    leases..................................................  $    --    $     --    $  2,856
                                                              =======    ========    ========
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $   802    $  1,481    $  2,288
                                                              =======    ========    ========
  Income taxes paid.........................................  $ 1,814    $  4,338    $  6,268
                                                              =======    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF ACCOUNTING POLICIES

  The Company

     American Xtal Technology, Inc., or AXT designs, develops, manufactures and distributes high-performance compound semiconductor substrates, laser-diodes, light-emitting diodes, or LEDs and consumer and commercial products utilizing laser-diodes and LEDs.

     AXT expanded its markets in 1999 through the acquisition of Lyte Optronics, Inc. (See note 2). The Lyte Optronic's business now operates as two separate divisions of AXT: the Visible Emitter Division, focusing on manufacturing LEDs and laser-diodes, and the Consumer Products division, focusing on designing and marketing of laser-pointing, laser-alignment and LED products. The Substrate division comprises the third operating unit of AXT.

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

  Foreign Currency Translation

     The functional currencies of the Company's Japanese and Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the US dollar for the Company or other than the local currencies for the subsidiaries are included in the results of operations for the year.

     The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Income and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included as a separate component of stockholders' equity.

  Revenue Recognition

     Product revenues are generally recognized upon shipment. We provide an allowance for estimated returns at the time revenue is recognized. Contract revenues are recognized under the percentage of completion method based on costs incurred relative to total contract costs.

  Concentration of Credit Risk

     The Company manufactures and distributes GaAs, InP and Ge substrates, visible semiconductor laser diode chips, light emitting diodes, laser pointer products and performs services under research and development contracts. Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company invests primarily in money market accounts and commercial paper instruments. Cash equivalents are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

                         AMERICAN XTAL TECHNOLOGY, INC.

     The Company performs ongoing credit evaluations of our customers' financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral.

     No customer represented greater than 10% of product revenues in fiscal year 1997, 1998 or 1999.

     No customer accounted for 10% or more of the trade accounts receivable balance as of December 31, 1998, and 1999.

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

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), the Company reviews long-lived assets based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Based on its most recent analysis, the Company believes that there was no impairment of its property, plant, equipment and goodwill as of December 31, 1999.

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

  Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. The difference between net income and

                         AMERICAN XTAL TECHNOLOGY, INC.

comprehensive income for the Company relates to foreign currency translation adjustments. Comprehensive income for the years ended December 31, 1997, 1998, and 1999 is disclosed in the Statement of Stockholders' Equity.

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

NOTE 2. ACQUISITION

     On May 28, 1999, the Company completed a merger with Lyte Optronics, Inc., a Nevada corporation and all of its subsidiaries, including Alpha Photonics, Inc., Lyte Optronics Ltd. (a United Kingdom company) and Advanced Semiconductor (a Xiamen, Peoples Republic of China company). Lyte Optronics, Inc. and its subsidiaries manufacture and distribute visible semiconductor laser diode chips, high brightness visible light emitting diodes and laser pointers.

     Under the terms of the merger agreement, the Company issued approximately 2,363,000 shares of our common stock in exchange for all the outstanding shares of Lyte's common stock as well as the outstanding shares of Lyte's Series A preferred stock. The Company also issued approximately 983,000 shares of Series A preferred stock in exchange for all the outstanding shares of Lyte's Series B preferred stock. In addition, the Company assumed and converted Lyte's options and warrants representing 115,000 shares of the Company's common stock.

     The merger has been accounted for as a pooling of interests; accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of Lyte Optronics, Inc.

     The Company incurred costs of approximately $2,810,000 associated with the merger, which was charged to operations during the quarter ended June 30, 1999, the period in which the merger was consummated.

     See Note 9 for selected financial information by business segments.

                         AMERICAN XTAL TECHNOLOGY, INC.

NOTE 3. BALANCE SHEET DETAIL

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Inventories:
  Raw materials.............................................  $ 9,928    $13,503
  Work in process...........................................   13,171     16,151
  Finished goods............................................    2,201      5,816
                                                              -------    -------
                                                              $25,300    $35,470
                                                              =======    =======
Prepaid expenses:
  Income taxes..............................................  $   312    $ 4,013
  Other.....................................................    2,959      4,932
                                                              -------    -------
                                                              $ 3,271    $ 8,945
                                                              =======    =======
Property, plant and equipment:
  Land......................................................  $ 2,446    $ 2,447
  Building..................................................   17,429     18,507
  Machinery and equipment...................................   23,544     31,058
  Leasehold improvements....................................      476      2,704
  Construction in progress..................................    3,144      1,008
                                                              -------    -------
                                                               47,039     55,724
  Less: Accumulated depreciation and amortization...........   (9,415)   (14,859)
                                                              -------    -------
                                                              $37,624    $40,865
                                                              =======    =======
Accrued liabilities:
  Accrued compensation and other............................  $   934    $ 1,019
  Allowance for sales returns...............................    1,036        264
  Others....................................................    3,272      6,181
                                                              -------    -------
                                                              $ 5,242    $ 7,464
                                                              =======    =======

NOTE 4. DEBT

     In March 1998, the Company obtained a $15.0 million line of credit, or LOC which expires in May 2000. The LOC is secured by the Company's business assets, excluding equipment. Borrowings under the LOC bear interest at the bank's prime interest rate plus .5%. The LOC is subject to certain financial covenants regarding current financial ratios and cash flow requirements which have all been met as of December 31, 1999. At December 31, 1998 and 1999, the balances outstanding under the LOC were 0 and $8.8 million respectively.

     On September 11, 1995, the Company obtained a bank loan of up to $4.5 million to finance the construction of a new commercial building in Fremont, California. The loan, which was due on September 11, 1996, was refinanced with two new loans:

          1) On October 1, 1996, the Company obtained a loan for $3.5 million from a commercial bank. The loan has an interest rate of 8.3% per annum, matures in 2006 and is secured by the land and building. The loan was fully repaid as of December 31, 1998.

          2) On August 15, 1996, the Company obtained a $1.0 million debenture loan from the Bay Area Employment Development Company guaranteed by the U.S. Small Business Administration. The loan

                         AMERICAN XTAL TECHNOLOGY, INC.

     has an interest rate of 7.3% per annum, matures in 2016 and is subordinate to the $3.5 million bank loan. As of December 31, 1998 and 1999, $0.9 million and $0.9 million was outstanding under this debenture loan, respectively.

     The Company obtained equipment loans from several different banks through two financing companies to finance the purchase of new manufacturing equipment. These loans have a maturity of five years with interest rates ranging from 6.0% to 9.0% per annum. These loans are secured by the machinery and equipment purchased with the loans. As of December 31, 1998 and 1999, $5.5 million and $7.2 million was outstanding under these loans, respectively.

     In December 1998, the Company completed the sale of $11.6 million bonds. The bonds, which are secured by a letter of credit from a bank, have a term of 25 years, bear interest at 200 basis points below prime. Repayment of principal and interest under the bonds is by installment payment on a quarterly basis. The Company has an option to redeem in whole or in part of the bonds during the term of the bonds. As of December 31, 1998 and 1999, $11.6 million and $11.1 million was outstanding under these loans, respectively.

     The Company obtained various notes from banks. The notes bearing interest at rates of prime rate plus 0.5% to 0.75% were secured by assets of the Company. As of December 31, 1998 and 1999, $3.3 million and $1.8 million was outstanding under these loans, respectively.

     In 1998, the Company also obtained a note from a financing institution in connection with common stock issuance. As of December 31, 1998, the outstanding balance of the note was $1.5 million, with a face value of $2.6 million, net of $1.1 million of unamortized discount. In June 1999, the Company repaid the note. The repayment resulted in an extraordinary loss in the amount of $508,000, net of tax benefit of $311,000.

     The aggregate future repayments of long-term debt outstanding at December 31, 1999 are $2.5 million in 2000, $2.8 million in 2001, $2.6 million in 2002,
$3.5 million in 2003, $865,000 in 2004 and $8.7 million thereafter.

     Following the merger with Lyte, the Company repaid Lyte debt that had been obtained at an unfavorable interest rate. The repayment resulted in an extraordinary loss in the amount of $508,000, net of tax benefits.

NOTE 5. INCOME TAXES

     The components of the provision for income taxes were as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1998       1999
                                                          ------    -------    ------
                                                                (IN THOUSANDS)
Current:
  Federal.............................................    $1,571    $ 3,774    $2,274
  State...............................................        79        442       376
  Foreign.............................................        84         51       247
                                                          ------    -------    ------
          Total current                                    1,734      4,267     2,897
Deferred:
  Federal.............................................      (808)    (1,097)     (663)
  State...............................................      (143)      (194)      (95)
                                                          ------    -------    ------
          Total deferred..............................      (951)    (1,291)     (758)
                                                          ------    -------    ------
          Total provision.............................    $  783    $ 2,976    $2,139
                                                          ======    =======    ======

                         AMERICAN XTAL TECHNOLOGY, INC.

     The following is a reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Statutory federal income tax rate...........................  34.0%   34.0%   34.0%
State income taxes, net of federal tax benefits.............  13.5%    2.6%    5.4%
Foreign sales corporation benefit...........................  (5.6)%  (3.2)%  (4.8)%
Foreign income taxed at higher rate.........................   4.2%    0.8%    0.0%
Acquisition costs...........................................   0.0%    0.0%   33.9%
Other.......................................................   2.7%    6.9%    7.3%
                                                              ----    ----    ----
Effective tax rate..........................................  48.8%   41.1%   75.8%
                                                              ====    ====    ====

     Deferred tax assets (liabilities) are summarized as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserves not yet deductible..................  $1,635    $2,935
  State taxes...............................................     137        98
  Other.....................................................     772       724
  Net operating loss........................................     925       925
  Credits...................................................      --       128
                                                              ------    ------
                                                               3,469     4,810
Deferred tax liabilities:
  Depreciation..............................................  (1,017)   (1,600)
                                                              ------    ------
     Net deferred tax asset.................................  $2,452    $3,210
                                                              ======    ======

NOTE 6. NET INCOME PER SHARE

     Statement of Financial Accounting Standard No. 128 "Earnings per Share" requires a reconciliation of the numerators and denominators of the basic and diluted net income per share calculations as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------
                                                1997                       1998                       1999
                                      ------------------------   ------------------------   ------------------------
                                                         PER                        PER                        PER
                                       NET              SHARE     NET              SHARE     NET              SHARE
                                      INCOME   SHARES   AMOUNT   INCOME   SHARES   AMOUNT   INCOME   SHARES   AMOUNT
                                      ------   ------   ------   ------   ------   ------   ------   ------   ------
                                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Basic EPS calculation...............   $820     3,697   $0.22    $4,284   16,076   $0.27     $172    18,655   $0.01
Effect of dilutive securities
  Common stock options..............               72                        249                      1,116
  Convertible preferred stock.......            9,829                         --                         --
Diluted EPS calculation.............           13,598   $0.06             16,325   $0.26             19,771   $  --

NOTE 7. COMMON STOCK AND PREFERRED STOCK

     In May 1998, the Company completed its initial public offering ("IPO") and issued 2,875,000 shares of its common stock at $10.00 per share, including the shares from an over-allotment option. The Company

                         AMERICAN XTAL TECHNOLOGY, INC.

received cash of approximately $25,792,000 net of underwriting discounts, commissions and IPO expenses. Upon the closing of the IPO, all outstanding shares of the Company's then convertible preferred stock were automatically converted into shares of common stock.

     On May 28, 1999, the Company completed its acquisition of Lyte Optronics, Inc. Under the terms of the acquisition, the Company issued approximately 2,363,000 shares of common stock and 983,000 shares of nonvoting preferred stock with a 5 percent annual dividend rate and $4 million liquidation preference over common stock, in exchange for all of the issued and outstanding shares of capital stock of Lyte Optronics. Ten percent of the shares issuable to the Lyte Optronics' shareholders will be held in escrow for up to one year to satisfy any claims that the Company may bring under the agreement during that period.

NOTE 8. EMPLOYEE BENEFIT PLANS

  Stock Option Plans

     In 1993, the Company adopted the 1993 Stock Option Plan ("1993 Plan") which provides for granting of incentive and non-qualified stock options to employees, consultants, and directors of the Company. Under the 1993 Plan, 880,000 shares of common stock have been reserved for issuance as of December 31, 1999. Options granted under the 1993 Plan are generally for periods not to exceed ten years and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1993 Plan generally vest 25.0% upon grant and 25.0% each year thereafter, with full vesting occurring on the third anniversary of the grant date.

     In May 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") which provides for granting of incentive and non-qualified stock options to employees, consultants and directors of the Company. Under the 1997 Plan, 3,800,000 shares of common stock have been reserved for issuance as of December 31, 1999. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10.0% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25.0% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

                         AMERICAN XTAL TECHNOLOGY, INC.

     The following summarizes the Company's stock option activity under the 1993 Plan and the 1997 Plan, and related weighted average exercise price within each category for each of the years ended December 31, 1997, 1998, and 1999:

                                                        SHARES        OPTIONS      WEIGHTED AVERAGE
                                                      AVAILABLE     OUTSTANDING      OPTION PRICE
                                                      ----------    -----------    ----------------
Balance at December 31, 1996........................     322,594       209,202          $ 1.59
  Additional shares authorized......................   1,367,000            --              --
  Granted...........................................  (1,246,951)    1,246,951            5.06
  Exercised.........................................                   (84,825)           1.59
  Cancelled.........................................      27,701       (27,701)           3.30
                                                      ----------     ---------          ------
Balance at December 31, 1997........................     470,344     1,343,627          $ 4.78
  Additional shares authorized......................   1,500,000            --              --
  Granted...........................................    (320,599)      320,599           17.95
  Exercised.........................................          --       (71,407)           1.94
  Cancelled.........................................      64,268       (64,268)           5.39
                                                      ----------     ---------          ------
Balance at December 31, 1998........................   1,714,013     1,528,551          $ 5.45
  Additional shares authorized......................   1,000,000            --              --
  Granted...........................................  (1,547,360)    1,547,360           18.33
  Exercised.........................................          --      (200,679)           4.64
  Cancelled.........................................     289,793      (289,793)          10.25
                                                      ----------     ---------          ------
Balance at December 31, 1999........................   1,456,446     2,585,439          $12.68
                                                      ==========     =========          ======

     At December 31, 1997, 1998, and 1999, options for 461,089, 869,710 and
1,021,725 shares, respectively, were vested.

     During the years ended December 31, 1997, 1998, and 1999, the Company granted options for the purchase of 1,246,951 shares, 320,599 shares, and 1,547,360 shares, respectively, of common stock to employees at a weighted average exercise price of $5.06 per share, $17.95 per share, and $18.33 per share, respectively.

     Management calculated deferred compensation of $322,000, $203,000, and $0 related to options granted during the years ended December 31, 1997, 1998, and 1999, respectively. Such deferred compensation is amortized over the vesting period relating to these options of which approximately $102,000, $96,000, and $110,000 was amortized during the years ended December 31, 1997, 1998, and 1999, respectively.

                         AMERICAN XTAL TECHNOLOGY, INC.

     Information relating to stock options outstanding under the 1993 Plan and the 1997 Plan at December 31, 1999 is as follows:

                           OPTIONS OUTSTANDING
                   ------------------------------------
                                  WEIGHTED
                                   AVERAGE     WEIGHTED
                                  REMAINING    AVERAGE
    RANGE OF         NUMBER      CONTRACTUAL   EXERCISE
EXERCISE PRICES:   OUTSTANDING      LIFE        PRICE
----------------   -----------   -----------   --------
$ 1.20 - $ 1.90         5,850       0.83        $ 1.90
$ 5.00 - $ 5.00       762,934       7.64          5.00
$ 5.50 - $ 7.50       265,190       7.90          6.50
$ 7.63 - $ 9.13       344,004       7.35          8.79
$10.04 - $17.44       182,161       9.07         12.89
$17.75 - $21.19       755,200       9.51         20.73
$22.69 - $24.96       270,100       9.63         22.98
                    ---------       ----        ------
                    2,585,439       8.47        $12.68
                    =========       ====        ======

                               OPTIONS VESTED
                          -------------------------
                                           WEIGHTED
                                           AVERAGE
    RANGE OF              NUMBER           EXERCISE
EXERCISE PRICES:          VESTED            PRICE
----------------          -------          --------
 $1.20 - $17.44           601,202           $5.56

  Certain Pro Forma Disclosures

     In October 1995, SFAS 123 established a fair value based method of accounting for employee stock options. The weighted average grant-date fair value of options granted during the years ended December 31, 1997, 1998 and 1999 (no options were granted during the year ended December 31, 1996) was $0.49, $4.57 and $13.09, respectively. Had compensation cost for the Company's options been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's pro forma net income and net income per share would have been as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              1997      1998      1999
                                                              -----    ------    -------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
Net income:
  As reported...............................................  $ 820    $4,284    $   172
  Pro forma net income......................................  $ 760    $3,936    $(2,747)
Net income per share:
  As reported:
     Basic..................................................  $0.22    $ 0.27    $  0.01
     Diluted................................................  $0.06    $ 0.26    $    --
  Pro forma net income:
     Basic..................................................  $0.21    $ 0.24    $ (0.15)
     Diluted................................................  $0.06    $ 0.24    $ (0.14)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1998, and 1999; dividend yield of 0.0% for all periods; risk-free interest rates of 6.1%,

                         AMERICAN XTAL TECHNOLOGY, INC.

5.2%, and 5.6% for options granted during the years ended December 31, 1997, 1998, and 1999 respectively; expected lives of 4.5, 5.0, and 5.0 years for options granted during the years ended December 31, 1997, 1998, and 1999 respectively; and volatility of 0%, 75%, and 96% for the years ended December 31, 1997, 1998, and 1999, respectively.

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

     In February 1998, the Company's board of directors approved a 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") and reserved a total of 250,000 shares of the Company's common stock for issuance thereunder. The Company's shareholders approved the 1998 Purchase Plan in March 1998. A total of 86,000 shares were purchased as of December 31, 1999. The 1998 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. The common stock purchase price is determined as 85% of the lower of the market price of the common stock at the purchase date or the date of offer to the employee.

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

     The Company's contributions to the Savings Plan for the years ended December 31, 1997, 1998, and 1999 were $87,000, $101,000, and $146,000 respectively.

NOTE 9. SEGMENT AND FOREIGN OPERATIONS INFORMATION

     The Company has three reportable segments: 1) Substrates 2) Visible Emitters and 3) Consumer Products.

                         AMERICAN XTAL TECHNOLOGY, INC.

     Selected financial information by business segment for the years ended December 31, 1997, 1998, and 1999, is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1997(3)    1998(2)    1999(1)
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Subtrates
  Net revenues from external customers......................  $25,335    $43,177    $56,732
  Operating income (loss)...................................    5,860     10,416     12,275
  Identifiable assets.......................................   31,395     75,805     88,579
  Depreciation expense......................................    1,164      2,048      3,616
  Capital expenditures......................................    4,856     16,385      5,572
Visible emitters
  Net revenues from external customers......................       --      5,897     18,640
  Operating income (loss)...................................       --      1,132     (2,775)
  Identifiable assets.......................................       --     18,917     23,423
  Depreciation expense......................................       --        686      1,671
  Capital expenditures......................................       --        633      4,096
Consumer Products
  Net revenues from external customers......................   17,978     12,240      6,149
  Operating income (loss)...................................   (3,407)    (3,405)    (5,260)
  Identifiable assets.......................................    6,401      7,561      3,760
  Depreciation expense......................................      177        225        329
  Capital expenditures......................................      371        157         --
Total
  Net revenues from external customers......................   43,313     61,314     81,521
  Operating income (loss)...................................    2,453      8,143      4,240
  Identifiable assets.......................................   37,014    102,283    115,762
  Depreciation expense......................................    1,341      2,959      5,616
  Capital expenditures......................................    5,227     17,175      8,857

     The Company sells its substrates in the United States and in other parts of the world. Also, the Company has operations in Japan and China. Revenues by geographic location based on the country of the customer were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1997(3)    1998(2)    1999(1)
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Net revenues:
  United States.............................................  $30,676    $41,902    $42,531
  Europe....................................................    5,452      4,469      8,290
  Canada....................................................    1,034      1,356      3,221
  Japan Asia Pacific and other..............................    6,151     13,587     28,479
                                                              -------    -------    -------
  Consolidated..............................................  $43,313    $61,314    $81,521
                                                              =======    =======    =======

                         AMERICAN XTAL TECHNOLOGY, INC.

NOTE 10. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1997, 1998, and 1999, the Company purchased $1,540,000, $3,681,000, and $3,559,000, respectively, of raw materials and manufactured quartz from a supplier which is owned by a family member of an officer.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's financial position or results of operations.

     The Company leases certain office space, manufacturing facilities, and property and equipment under long-term operating leases expiring at various dates through December, 2006. Total rent expense under these operating leases was approximately $398,000 in 1999.

     Included in property and equipment is approximately $5,167,000 of equipment which is leased under non-cancellable leases accounted for as capital leases. These leases expire at various dates through 2004.

     Total minimum lease payments under the above leases as of December 31, 1999, are as follows:

                                                              CAPITAL    OPERATING
                                                              LEASES      LEASES      TOTAL
                                                              -------    ---------    ------
YEAR ENDING DECEMBER 31,
  2000......................................................  $ 1,523     $  381      $1,904
  2001......................................................    1,493        328       1,821
  2002......................................................    1,497        293       1,790
  2003......................................................    1,315        186       1,501
  2004......................................................      371         82         453
  Thereafter................................................       --         --          --
                                                              -------     ------      ------
                                                                6,199     $1,270      $7,469
                                                                          ======      ======
Less amounts representing interest at 8.25 to 22.8 per
  cent......................................................   (1,413)
                                                              -------
                                                                4,786
Less short-term portion.....................................   (1,180)
                                                              -------
Long-term portion...........................................  $ 3,606
                                                              =======

NOTE 12. FOREIGN EXCHANGE CONTRACTS AND TRANSACTION LOSSES

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. During the year ended December 31, 1999, the Company bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. These contracts are accounted for using hedge accounting, under which the change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of December 31, 1999, the Company's outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total value of approximately $1,900,000.

     During the years ended December 31, 1997, 1998, and 1999, the Company incurred a foreign transaction exchange loss of $186,000, a loss of $24,000, and a gain of $652,000 respectively.

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

                                          AMERICAN XTAL TECHNOLOGY, INC.

                                          By:      /s/ MORRIS S. YOUNG
                                            ------------------------------------
                                                      Morris S. Young
                                               President and Chief Executive
                                                           Officer
                                               (Principal Executive Officer)

Date: April 14, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Morris S. Young and Guy D. Atwood, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

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

                     SIGNATURE                                          TITLE                        DATE
                     ---------                                          -----                        ----

                /s/ MORRIS S. YOUNG                    President, Chief Executive Officer, and  April 14, 2000
---------------------------------------------------      Chairman of the Board (Principal
                  Morris S. Young                        Executive Officer)

                 /s/ GUY D. ATWOOD                     Vice President, Chief Financial Officer  April 14, 2000
---------------------------------------------------      (Principal Financial and Accounting
                   Guy D. Atwood                         Officer)

               /s/ THEODORE S. YOUNG                   Senior Vice President, Marketing,        April 14, 2000
---------------------------------------------------      Director
                 Theodore S. Young

                             /s/                       Director                                 April 14, 2000
---------------------------------------------------
                 Donald L. Tatzin

                              /s/                      Director                                 April 14, 2000
---------------------------------------------------
                    Jesse Chen

                              /s/                      Director                                 April 14, 2000
---------------------------------------------------
                    B.J. Moore

                         AMERICAN XTAL TECHNOLOGY, INC.

                      EXHIBITS TO FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 2.1(1)   Agreement and Plan of Merger between American Xtal
          Technology, a California corporation, and American Xtal
          Technology Delaware Corporation, a Delaware corporation.
 2.2(4)   Agreement and Plan of Reorganization by and among American
          Xtal Technology, Inc., Monterey Acquisition Corp., Lyte
          Optronics, Inc. and certain stockholders of Lyte Optronics,
          Inc. dated May 27, 1999.
 2.3(4)   Certificate of Merger dated May 27, 1999, filed with the
          Secretary of State of the State of Delaware on May 28, 1999.
 2.4(4)   Articles of Merger dated May 27, 1999, filed with the
          Secretary of State of Nevada on May 28, 1999.
 3.1(3)   Restated Certificate of Incorporation of American Xtal
          Technology, Inc.
 3.2(4)   Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form
          8-K dated May 28, 1999).
 3.3(1)   By Laws of American Xtal Technology, Inc.
 4.0(4)   Rights Agreement
 4.1      Registration rights agreement by and among American Xtal
          Technology, Inc., Lyte Optronics, Inc. and certain
          stockholders of Lyte Optronics Inc. dated May 27, 1999.
10.1(1)   Form of Indemnification Agreement for directors and
          officers.
10.2(1)   1993 Stock Option Plan and forms of agreements thereunder.
10.3(1)   1997 Stock Option Plan and forms of agreements thereunder.
10.4(1)   1997 Employee Stock Purchase Plan and forms of agreements
          thereunder.
10.5(1)   1998 Employee Stock Purchase Plan and forms of agreements
          thereunder.
10.6(1)   Loan Agreement between U.S. Bank National Association and us dated March 4, 1998.
10.7(2)   Purchase and Sale Agreement by and between Limar Realty
          Corp. #23 and us dated April 1998.
10.8(3)   Loan Agreement between U.S. Bank National Association and us dated September 18, 1998.
10.9(3)   Letter of Credit and Reimbursement Agreement between U.S.
          Bank National Association and us dated December 1, 1998.
10.10(3)  Bond Purchase Contract between Dain Rauscher Incorporated and us dated December 1, 1998.
10.11(3)  Remarketing Agreement between Dain Rauscher Incorporated and us dated December 1, 1998.
21.1      List of Subsidiaries.
23.1      Consent of Independent Accountants -- PricewaterhouseCoopers
          LLP.
23.2      Consent of Independent Accountants -- Arthur Andersen LLP.
24.1      Power of Attorney (see signature page).
27.1      Financial Data Schedule.

---------------
(1) As filed with the SEC in our Registration Statement on Form S-1 on March 17, 1998.

(2) As filed with the SEC in our Registration Statement on Amendment No. 2 to Form S-1 on May 11, 1998.

(3) As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998 on March 31, 1999.

(4) As filed with the SEC in our Form 8-K on June 14, 1999.