Form 10-Q
period 2000-03-31
AMERICAN XTAL TECHNOLOGY
filed 2000-05-15
CIK 1051627

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended March 31, 2000

                                       or

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at March 31, 2000
                  -----                      -----------------------------
      Common Stock, $.001 par value                    18,906,558


================================================================================

                         AMERICAN XTAL TECHNOLOGY, INC.

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements.

                         Condensed Consolidated Balance Sheets at March 31, 2000
                         and December 31, 1999

                         Condensed Consolidated Income Statements for the three months ended March 31, 2000 and 1999

                         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999

                         Notes To Condensed Consolidated Financial Statements

              Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations

              Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II.      OTHER INFORMATION

              Item 6.    Exhibits and Reports on Form 8-K

                         Signatures

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         AMERICAN XTAL TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                          March 31,         December 31,
                                                                             2000               1999
                                                                        -------------       -------------
                                                                         (Unaudited)
  Assets:
       Current assets
            Cash and cash equivalents                                   $       4,597       $       6,062
            Accounts receivable, net of allowance for doubtful
                accounts of $1,031 and $778                                    20,081              17,561
            Inventories                                                        40,471              35,470
            Prepaid expenses and other current assets                           6,589               4,932
            Income tax receivable                                               4,621               4,013
            Deferred income taxes                                               3,210               3,210
                                                                        -------------       -------------
                Total current assets                                           79,569              71,248
       Property, plant and equipment                                           43,831              40,865
       Receivable from officers and stockholders                                  624                 596
       Other assets                                                             1,810                 809
       Goodwill                                                                 2,095               2,244
                                                                        -------------       -------------
                Total assets                                            $     127,929       $     115,762
                                                                        =============       =============

  Liabilities and Stockholders' Equity:
        Current liabilities
            Short-term bank borrowing                                   $      10,328       $       8,798
            Accounts payable                                                   16,467              10,794
            Accrued liabilities                                                 9,557               7,464
            Current portion of long-term debt                                   1,913               2,550
            Current portion of capital lease obligation                         1,060               1,180
                                                                        -------------       -------------
                Total current liabilities                                      39,325              30,786
       Long-term debt, net of current portion                                  18,680              18,501
       Long-term capital lease, net of current portion                          3,737               3,606
       Note payable to officers and stockholders                                  501                 410
                                                                        -------------       -------------
                Total liabilities                                              62,243              53,303
                                                                        -------------       -------------
       Stockholders' equity:
             Preferred stock
                 $.001 par value per share; 1,000,000 shares
                 authorized; 980,655 shares issued and outstanding                  1                   1
                 Additional paid-in capital                                     3,989               3,989
             Common stock
                 $.001 par value per share; 100,000,000 shares
                 authorized; 18,906,558 and 18,658,919 shares
                 issued and outstanding respectively                               19                  19
                 Additional paid-in capital                                    47,515              46,321
             Deferred compensation                                               (189)               (217)
             Retained earnings                                                 14,342              12,370
             Cumulative translation adjustments                                     9                 (24)
                                                                        -------------       -------------
                Total stockholders' equity                                     65,686              62,459
                                                                        -------------       -------------
            Total liabilities and stockholders' equity                  $     127,929       $     115,762
                                                                        =============       =============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                           2000           1999
                                                                         --------       --------
  Revenue                                                                $ 23,934       $ 18,897
  Cost of revenue                                                          14,339         16,240
                                                                         --------       --------
  Gross profit                                                              9,595          2,657
  Operating expenses:
     Selling, general and administrative                                    3,853          3,647
     Research and development                                               1,988            662
                                                                         --------       --------
                Total operating expenses                                    5,841          4,309
                                                                         --------       --------
  Income (loss) from operations                                             3,754         (1,652)
  Interest expense                                                           (769)          (630)
  Interest and other income                                                   196            693
                                                                         --------       --------
  Income (loss) before provision for income taxes                           3,181         (1,589)
  Provision for income taxes                                                1,209           (604)
                                                                         --------       --------
  Net Income (loss)                                                      $  1,972       $   (985)
                                                                         ========       ========


  Net income (loss) per common and common equivalent share:
  Basic                                                                  $   0.11       $  (0.05)
  Diluted                                                                $   0.10       $  (0.05)


  Weighted average common and common equivalent shares outstanding:
  Basic                                                                    18,596         18,582
  Diluted                                                                  20,074         18,582




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)



                                                                           Three Months Ended
                                                                                 March 31,
                                                                           2000           1999
                                                                         --------       --------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income:                                                       $  1,972       $   (985)
           Adjustments to reconcile net income to cash used in
              operations:
                 Depreciation and amortization                              1,503          1,162
                 Amortization of goodwill                                     149            150
                 Stock compensation                                            28             28
                 Changes in assets and liabilities:
                      Accounts receivable                                  (2,520)           678
                      Inventories                                          (5,001)        (2,186)
                      Prepaid expenses and other current assets            (1,657)        (1,115)
                      Income tax receivable                                  (608)        (1,735)
                      Other assets                                         (1,001)           663
                      Accounts payable                                      5,673            456
                      Accrued liabilities                                   2,093          3,642
                                                                         --------       --------
                          Net cash provided by operating activities           631            758
                                                                         --------       --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment                          (4,204)        (4,175)
                                                                         --------       --------
                          Net cash used in investing activities            (4,204)        (4,175)
                                                                         --------       --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from (payments of):
           Issuance of common stock                                         1,194            667
           Capital leases                                                    (254)          (156)
           Long term debt borrowings                                         (458)          (166)
           Short-term bank borrowings                                       1,530            789
           Notes payable to officers and shareholders                          63            287
                                                                         --------       --------
                          Net cash provided by financing activities         2,075          1,421
                                                                         --------       --------
  Effect of exchange rate changes                                              33            (78)
                                                                         --------       --------
  Net increase (decrease) in cash and cash equivalents                     (1,465)        (2,074)
  Cash and cash equivalents at the beginning of the period                  6,062         16,438
                                                                         --------       --------
  Cash and cash equivalents at the end of the period                     $  4,597       $ 14,364
                                                                         ========       ========

Non cash activity:
     Purchase of PP&E through capital leases                             $    265       $     39
                                                                         ========       ========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                         AMERICAN XTAL TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of American Xtal Technology, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2.   Earnings Per Common and Common Equivalent Share

         Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share include the dilutive effect of common stock equivalents outstanding during the period. Common stock equivalents consists of the shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares of approximately 1.0 million are excluded from the computation for the three month period ended March 31, 1999, as their effect is antidilutive.

Note 3.  Inventories

         The components of inventory are summarized below (in thousands):




  Inventory Details:
                                                   March 31,       December 31,
                                                     2000               1999
                                                -------------      -------------
  Inventories:
        Raw materials                           $      16,154      $      13,603
        Work in process                                19,565             16,163
        Finished goods                                  4,752              5,704
                                                -------------      -------------
                                                $      40,471      $      35,470
                                                =============      =============

Note 4.  Comprehensive Income


         The components of comprehensive income are summarized below (in thousands):




                                                   Three Months Ended March 31,
                                                --------------------------------
                                                     2000               1999
                                                -------------      -------------
  Net Income (loss)                             $       1,972      $        (985)
  Foreign currency translation gain (loss)                 33                (78)
                                                -------------      -------------
  Comprehensive income                          $       2,005      $      (1,063)
                                                =============      =============


Note 7.  Segment Information

         Selected industry segment information is summarized below (in thousands):




                                                  Three months ended March 31,
                                                --------------------------------
                                                    2000               1999
                                                -------------      -------------
  Substrates
        Net revenues from external customers    $      19,125      $      11,731
        Gross profit                                    8,682              4,831
        Operating income                                5,636              2,858
        Identifiable assets                            96,132             80,944
  Visible emitters
        Net revenues from external customers            3,140              4,600
        Gross profit (loss)                               289             (1,731)
        Operating income (loss)                        (1,781)            (2,994)
        Identifiable assets                            25,516             19,821
  Consumer products
        Net revenues from external customers            1,669              2,566
        Gross profit (loss)                               624               (443)
        Operating loss                                   (101)            (1,516)
        Identifiable assets                             6,281              5,749
  Total
        Net revenues from external customers           23,934             18,897
        Gross profit                                    9,595              2,657
        Operating income (loss)                         3,754             (1,652)
        Identifiable assets                           127,929            106,514

The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on the country of the customer are summarized below (in thousands):






                                                  Three months ended March 31,
                                                --------------------------------
                                                    2000               1999
                                                -------------      -------------
  Net revenues:
                United States                   $      12,407      $       9,183
                Europe                                  2,691              1,805
                Canada                                      8                 77
                Japan                                   2,125              1,454
                Asia Pacific and other                  6,703              6,378
                                                -------------      -------------
                Consolidated                    $      23,934      $      18,897
                                                =============      =============

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


Results of Operations

          The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:



                                                         Three Months Ended March 31,
                                                           2000                1999
                                                       ------------        ------------

  Revenues                                                    100.0%              100.0%
  Cost of revenues                                             59.9                85.9
                                                       ------------        ------------
  Gross profit                                                 40.1                14.1
  Operating expenses:
     Selling, general and administrative                       16.1                19.3
     Research and development                                   8.3                 3.5
                                                       ------------        ------------
                Total operating expenses                       24.4                22.8
                                                       ------------        ------------
  Income (loss) from operations                                15.7                (8.7)
  Interest expense                                             (3.2)               (3.3)
  Interest and other income                                     0.8                 3.6
                                                       ------------        ------------
  Income (loss) before provision for income taxes              13.3                (8.4)
  Provision for income taxes                                    5.1                (3.2)
                                                       ------------        ------------
  Net Income (loss)                                             8.2                (5.2)
                                                       ============        ============



         Revenues. Revenues increased $5.0 million, or 26.7%, to $23.9 million during the three months ended March 31, 2000 compared to $18.9 million during the three months ended March 31, 1999. The increase in revenues was primarily due to a $10.2 million, or 118% increase in sales of GaAs and InP substrates offset by a $2.9 million decrease in Ge sales and contract revenues at the substrate division. The increase in GaAs and InP substrate sales was due to increased demand by existing domestic, foreign, and new customers due in part to strong growth in the wireless handset market. The decrease in Ge sales is the result of a cancellation of a contract by a major customer due to weakness in the satellite market. Additionally, sales at our visible emitter division decreased $1.5 million and sales at our consumer products division decreased $897,000 due to declining sales prices and lower demand for laser pointer products.

         International revenues decreased to 48.2% of total revenues for the three months ended March 31, 2000 from 51.4% of total revenues for the three months ended March 31, 1999. The decrease in percentage of international revenue to total revenue decreased primarily as a result of increased substrate sales to domestic customers.

         Gross margin. Gross margin increased to 40.1% of revenues for the three months ended March 31, 2000 compared to 14.1% of revenues for the three months ended March 31, 1999. We achieved gross margin improvement at each of our divisions during this period. The gross margin at the substrate division increased to 45.4% of revenues for the three months ended March 31, 2000 compared to 41.2% of revenues for the period ended March 31, 1999. The increase was due to the realization of lower costs as a result of expanding our wafer production capacity in China and the effective utilization of GaAs material that was previously written down. We expect to continue to realize long-term cost reductions as a result of increasing capacity in our China facilities. The benefit from utilizing previously written down materials will continue for the short-term but will diminish over the next few quarters as these materials are depleted. These increases were offset in part by the relatively lower sales prices for LED wafers compared to our prime wafers, which has increased as a percentage of total wafer sales during the period. We do not expect this trend to continue. The gross margin at the visible emitter division increased to 9.2% for the three months ended March 31, 2000 compared to negative 37.6% for the period ended March 31, 1999. During the period ended March 31, 1999, the gross margin at the visible emitter division was negatively impacted by the write-down of inventory in the amount of $1.1 million and a $1.5 million reserve for a patent infringement suit. Gross margin improvements for the period ended Mach 31, 2000 at the visible emitter division include the benefit of transferring certain assembly operations to China and reduced costs resulting from lower merchandise returns due to improvements in product quality. The gross margin at the consumer products division increased to 37% of revenues for the three months ended March 31, 2000 compared to negative 17% for the three months ended March 31, 1999. During the period ended March 31, 1999 the gross margin at the consumer products division was negatively impacted by the write-down of inventory of approximately $275,000 and additional costs associated with returned merchandise and quality problems.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased $206,000, or 5.6%, to $3.9 million for the three months ended March 31, 2000 compared to $3.6 million for the three months ended March 31, 1999. Substrate division expenses increased $1.1 million, or 75.7%, primarily due to increases in personnel and related expenses required to support additional sales volume. This increase was offset by a decrease of $561,000 at the visible emitter division and a decrease of $321,000 at the consumer products division. During the period ending March 31, 1999, the visible emitter and consumer products divisions incurred a write-down of accounts receivable of $450,000 and approximately $100,000, respectively.

         Research and development expenses. Research and development expenses increased $1.3 million, or 200%, to $2.0 million for the three months ended March 31, 2000 from $662,000 for the three months ended March 31, 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support LED research and development at the visible emitter division.

         Interest expense. Interest expense increased $139,000 to $769,000 for the three months ended March 31, 2000 from $630,000 for the three months ended March 31, 1999. This increase was primarily due to utilizing short-term debt to finance the short-term liquidity needs resulting from our increased sales volume.

         Interest and other income. Interest and other income decreased $497,000 to $196,000 for the three months ended March 31, 2000 from $693,000 for the three months ended March 31, 1999. The decrease was primarily the result of a reduction in foreign exchange gains on short-term forward contracts used to hedge against certain accounts receivable in Japanese yen.

         Provision for income taxes. Income tax expense remained at 38.0% of income (loss) before provision for income taxes for the three months ended March 31, 2000 and 1999.

Liquidity and Capital Resources

         We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of March 31, 2000, we had working capital of $40.2 million, including cash and cash equivalents of $4.6 million, compared to working capital at December 31, 1999 of $40.5 million, including cash and cash equivalents of $6.1 million.

         During the three months ended March 31, 2000, net cash provided by operations of $631,000 was primarily due to net income of $2.0 million, depreciation and amortization of $1.5 million, increases in accounts payable of $5.7 million and accrued liabilities of $2.1 million offset in part by increases in inventories of $5.0 million, accounts receivable of $2.5 million, prepaid and other current assets of $2.3 million and other long-term assets of $1.0 million. The increases in accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued liabilities were primarily the result of the 10% increase in revenues for the three months ended March 31, 2000 compared to the three months ended December 31, 1999. In addition, raw materials inventories increased in anticipation of large orders for the upcoming quarters. Accordingly, the inventory turnover ratio declined to 1.5 turns at March 31, 2000 from 1.6 turns at December 31, 1999. The increase in prepaid and other current assets was primarily due to deposits for plant and equipment at the visible emitter division. The increase in other long-term assets was primarily due to investments made in China. Days sales outstanding decreased slightly to 72 days at March 31, 2000 compared to 73 days at December 31, 1999.

         Net cash used in investing activities was $4.2 million for the three months ended March 31, 2000, and was due to the purchase of property, plant and equipment.

         Net cash provided by financing activities was $2.1 million for the three months ended March 31, 2000, and was generated from the issuance of Common Stock in the amount of $1.2 million and short-term borrowings of $1.5 million, offset by net payments on long-term debt of $458,000 and capital lease payments of $254,000. The common stock was issued to employees exercising their stock options or purchasing stock through our employee stock purchase plan.

         We have generally financed our equipment purchases through secured equipment loans over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, which were repaid by the taxable variable rate revenue bonds in 1998. These bonds have a term of twenty-five years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At March 31, 2000, $10.9 million was outstanding under the taxable variable rate revenue bonds.

         We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the prime rate plus one-half percent. This line of credit is secured by all business assets, less equipment, and expires on June 30, 2000. We are currently negotiating an extension to this line of credit. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of March 31, 2000. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At March 31, 2000, $10.3 million was outstanding under the $15 million line of credit.

         We anticipate that the combination of existing working capital and the borrowings available under current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will be dependent on many factors including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect to raise additional equity and debt financing in the future. We are currently negotiating for additional debt financing that we expect will be completed on June 30, 2000. We cannot assure you that additional equity or debt financing, if required, will be available on the acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of our planned product development and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to our investors will result.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") that was subsequently amended by SFAS 137 to delay the effective date of implementing SFAS 133 for one year. SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. SFAS 133 requires that all derivatives be recognized in the balance sheet at their fair market value. In addition, corresponding derivative gains and losses should be either reported in the statement of operations or stockholders' equity, depending on the type of hedging relationship that exists with respect to such derivatives. Adopting the provisions of SFAS 133, which will be effective on June 15, 2000, is not expected to have a material effect on the Company's consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

FACTORS AFFECTING FUTURE RESULTS

         In addition to the other information in this report, the following factors should be considered carefully in evaluating our business before purchasing shares of our stock.

Risks Relating To Our Acquisition of Lyte Optronics, Inc.

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

         The loss of one or more of our key customers would significantly hurt our operating results. A small number of customers have historically accounted for a substantial portion of our revenues. We expect that a significant portion of our future sales will be due to a limited number of customers. Our top five customers accounted for approximately 22.9% and 20.6% of our revenues in the year ended December 31, 1999 and three months ended March 31, 2000, respectively. If any of these major customers reduces, delays or cancels its orders with us, our revenues will decline, which will likely cause our stock price to fall.

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

         To be successful, we must develop and introduce in a timely manner new substrates and continue to improve our current substrates to address customer requirements and compete effectively on the basis of price and performance. We must also continue to develop our light-emitting and laser diode products, and develop new markets for this technology, as well as for our laser pointing and alignment products. We cannot assure you that our product development efforts will be successful or that our new products will achieve market acceptance. To the extent that product improvements and new product introductions do not achieve market acceptance, our business will be materially adversely affected. In 1997, we began commercial shipments of Ge and InP substrates and are currently developing other substrates, including gallium phosphide, galliumnitride and silicon carbide. Factors that may affect the success of product improvements and product introductions include the development of markets for such improvements and substrates, achievement of acceptable yields, price and market acceptance. Many of these factors are beyond our control.

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

         International sales, excluding Canada, represented 45.1% and 48.1% of our total revenues in the year ended December 31, 1999 and three months ended March 31, 2000, respectively. Sales to customers located in

Japan and other Asian countries represented 34.9% and 36.9% of our total revenues in the year ended December 31, 1999 and three months ended March 31, 2000, respectively. We expect that sales to customers outside the United States, including device manufacturers located in Japan and other Asian countries that sell their products worldwide, will continue to represent a significant portion of our revenues.

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

         Our sales, except for sales to our Japanese and Taiwanese customers, are denominated in U.S. dollars. Thus, increases in the value of the dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in such markets. For example, doing business in Japan subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. In the year ended December 31 1999, we incurred foreign exchange gains of $652,000, and a foreign exchange gain of $33,000 in the three months ended March 31, 2000. If we do not effectively manage the risks associated with international sales, our business and financial condition could be materially adversely affected. To minimize our foreign exchange risk, we have purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Because we currently denominate sales in U.S. dollars except in Japan and Taiwan, we do not anticipate that the adoption of the Euro as a functional legal currency of certain European countries will materially affect our business.

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

         Our executive officers and directors control 19% of our common stock and are able to significantly influence matters requiring stockholder approval. At March 31, 2000, executive officers, directors and entities affiliated with them currently own approximately 19% of our outstanding common stock. These stockholders, if acting together, are able to significantly influence all matters requiring our stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership could delay or prevent a change of control of AXT and could reduce the likelihood of an acquisition of AXT at a premium price.

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

         Our stock price has been and may continue to be volatile and is dependent on external and internal factors. Our stock has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended March 31, 1999, our stock price closed as low as $14.50 and as high as $45.75. Various factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since many of our Japanese and Taiwanese invoices are denominated in yen, we have bought foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of March 31, 2000, our outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $2.0 million equivalent. Many of the contracts were entered six months prior to the due date and the dates coincide with the receivable terms we have on the invoices. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.

                           PART II. OTHER INFORMATION



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        a.       Exhibits.

                 27.1     Financial Data Schedule.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                         AMERICAN XTAL TECHNOLOGY, INC.



Dated:   May 12, 2000                    By:     /s/    Donald L. Tatzin
                                             -----------------------------------
                                                     Donald L. Tatzin
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1              Financial Data Schedule