Form 10-Q
period 2000-06-30
AXT INC
filed 2000-08-14
CIK 1051627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  for the quarterly period ended June 30, 2000 or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the transition period from ______________ to ______________

                         Commission File Number 0-24085

                              --------------------

                                    AXT, INC.
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at June 30, 2000
                 -------                      ----------------------------
      Common Stock, $.001 par value                    18,947,781

================================================================================

                                  AXT, INC.

                              TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets at June 30, 2000 and
                    December 31, 1999

                 Condensed Consolidated Income Statements for the three and six months ended June 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows for the six
                   months ended June 30, 2000 and 1999

                 Notes To Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K

                 Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                    AXT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                    June 30,      December 31,
                                                                      2000           1999
                                                                  -----------     ------------
                                                                  (Unaudited)
Assets:
  Current assets
       Cash and cash equivalents                                   $   5,149       $   6,062
       Accounts receivable, net of allowance for doubtful
           accounts of $1,702 and $778                                20,889          17,561
       Inventories                                                    43,630          35,470
       Prepaid expenses and other current assets                       6,071           8,945
       Deferred income taxes                                           4,585           3,210
                                                                   ---------       ---------
           Total current assets                                       80,324          71,248
  Property, plant and equipment                                       52,476          40,865
  Other assets                                                         2,427           1,405
  Goodwill                                                             1,945           2,244
                                                                   ---------       ---------
           Total assets                                            $ 137,172       $ 115,762
                                                                   =========       =========
Liabilities and Stockholders' Equity:
   Current liabilities
       Short-term bank borrowing                                   $  12,980       $  11,298
       Note payable                                                    4,000              --
       Accounts payable                                               12,575           8,294
       Accrued liabilities                                            10,801           7,464
       Current portion of long-term debt                               1,862           1,568
       Current portion of capital lease obligation                     3,437           2,162
                                                                   ---------       ---------
           Total current liabilities                                  45,655          30,786
  Long-term debt, net of current portion                              14,034          15,254
  Long-term capital lease, net of current portion                      8,137           6,853
 Other long-term liabilities                                             100             410
                                                                   ---------       ---------
           Total liabilities                                          67,926          53,303
                                                                   ---------       ---------
  Stockholders' equity:
        Preferred stock
            $.001 par value per share; 1,000,000 shares
            authorized; 980,655 shares issued and outstanding              1               1
            Additional paid-in capital                                 3,989           3,989
        Common stock
            $.001 par value per share; 100,000,000 shares
            authorized; 18,947,781 and 18,658,919 shares
            issued and outstanding respectively                           19              19
            Additional paid-in capital                                48,606          46,321
        Deferred compensation                                           (162)           (217)
        Retained earnings                                             16,695          12,370
        Cumulative translation adjustments                                98             (24)
                                                                   ---------       ---------
           Total stockholders' equity                                 69,246          62,459
                                                                   ---------       ---------
       Total liabilities and stockholders' equity                  $ 137,172       $ 115,762
                                                                   =========       =========

See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                   ---------------------     ---------------------
                                                     2000         1999         2000         1999
                                                   --------     --------     --------     --------
Revenue                                            $ 28,944     $ 20,783     $ 52,878     $ 39,680
Cost of revenue                                      17,859       13,971       32,198       30,211
                                                   --------     --------     --------     --------
Gross profit                                         11,085        6,812       20,680        9,469
Operating expenses:
   Selling, general and administrative                4,564        3,196        8,417        6,843
   Research and development                           1,863          858        3,851        1,520
   Acquisition costs                                     --        2,810           --        2,810
                                                   --------     --------     --------     --------
              Total operating expenses                6,427        6,864       12,268       11,173
                                                   --------     --------     --------     --------
Income (loss) from operations                         4,658          (52)       8,412       (1,704)
Interest expense                                     (1,149)        (730)      (1,918)      (1,360)
Other income and expense                                303           29          499          722
                                                   --------     --------     --------     --------
Income (loss) before provision for income taxes       3,812         (753)       6,993       (2,342)
Provision for income taxes                            1,459          782        2,668          178
                                                   --------     --------     --------     --------
Net Income (loss) before extraordinary item           2,353       (1,535)       4,325       (2,520)
Extraordinary item                                       --          508                       508
                                                   --------     --------     --------     --------
Net Income (loss)                                  $  2,353     $ (2,043)    $  4,325     $ (3,028)
                                                   ========     ========     ========     ========
Basic income (loss) per share:
  Income before extraordinary item                 $   0.13     $  (0.08)    $   0.23     $  (0.14)
  Extraordinary item                                               (0.03)                    (0.03)
  Net income                                           0.13        (0.11)        0.23        (0.16)

Diluted income (loss) per share:
  Income before extraordinary item                 $   0.12     $  (0.08)    $   0.23     $  (0.14)
  Extraordinary item                                               (0.03)                    (0.03)
  Net income                                           0.12        (0.11)        0.21        (0.16)

Shares used in per share calculations:
  Basic                                              18,654       18,443       18,687       18,451
  Diluted                                            20,149       18,443       20,178       18,451

See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   ---------------------
                                                                                     2000         1999
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss):                                                            $  4,325     $ (3,028)
         Adjustments to reconcile net income (loss) to cash used in operations:
               Depreciation                                                           2,917        1,162
               Deferred income taxes                                                 (1,375)        (404)
               Amortization of goodwill                                                 299          300
               Stock compensation                                                        55           55
               Changes in assets and liabilities:
                    Accounts receivable                                              (3,328)        (929)
                    Inventories                                                      (8,160)      (4,491)
                    Prepaid expenses and other current assets                         2,874       (4,407)
                    Other assets                                                     (1,022)         790
                    Accounts payable                                                  4,281          189
                    Accrued liabilities                                               3,337        3,764
                    Other long-term liabilities                                        (310)        (103)
                                                                                   --------     --------
                        Net cash provided by (used in) operating activities           3,893       (7,102)
                                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                     (11,101)      (3,853)
                                                                                   --------     --------
                        Net cash used in investing activities                       (11,101)      (3,853)
                                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
         Issuance of common stock                                                     2,285          359
         Capital leases                                                                (868)        (268)
         Short-term bank borrowings                                                   5,682        4,526
         Long-term debt borrowings                                                     (926)         157
                                                                                   --------     --------
                        Net cash provided by financing activities                     6,173        4,774
                                                                                   --------     --------
Effect of exchange rate changes                                                         122          (53)
                                                                                   --------     --------
Net increase (decrease) in cash and cash equivalents                                   (913)      (6,234)
Cash and cash equivalents at the beginning of the period                              6,062       16,438
                                                                                   --------     --------
Cash and cash equivalents at the end of the period                                 $  5,149     $ 10,204
                                                                                   ========     ========
Non cash activity:
     Purchases of PP&E through capital leases                                      $  3,427     $     39
                                                                                   ========     ========

See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

      The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2000 and 1999 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2. Net Income Per Share

      Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options. Common equivalent shares of approximately 1.0 million are excluded from the computation for the three month and six month periods ended June 30, 1999, as their effect is antidilutive.

      A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands except per share data):

                                  Three Months Ended June 30,                          Six Months Ended June 30,
                        -------------------------------------------------    --------------------------------------------------
                                 2000                      1999                       2000                      1999
                        -----------------------   -----------------------    -----------------------  -------------------------
                                          Per                       Per                        Per                       Per
                          Net            Share      Net            Share      Net             Share    Net               Share
                        Income  Shares   Amount   Income   Shares  Amount    Income  Shares   Amount  Income    Shares   Amount
                        ------  ------   ------   -------  ------  ------    ------  ------   ------  -------   ------   ------
Basic EPS calculation   $2,353  18,654    $0.13   $(2,043) 18,443  $(0.11)   $4,325  18,687    $0.23  $(3,028)  18,451   $(0.16)
Effect of dilutive
 securities
  Common stock options           1,495                                                1,491
Diluted EPS calculation $2,353  20,149    $0.12   $(2,043) 18,443  $(0.11)   $4,325  20,178    $0.21   $(3,028) 18,451   $(0.16)
                        ======  ======    =====   =======  ======  ======    ======  ======    =====   =======  ======   ======

Note 3. Inventories

      The components of inventory are summarized below (in thousands):

                                                        June 30,      December 31,
                                                          2000            1999
                                                        --------      ------------
Inventories:
  Raw materials                                         $ 16,693        $ 13,503
  Work in process                                         20,987          16,151
  Finished goods                                           5,950           5,816
                                                        --------        --------
                                                        $ 43,630        $ 35,470
                                                        ========        ========

Note 4. Comprehensive Income

      The components of comprehensive income are summarized below (in thousands):

                                               Three months ended       Six months ended
                                                    June 30,                June 30,
                                              --------------------    --------------------
                                               2000         1999       2000         1999
                                              ------      --------    ------      --------
Net Income (loss)                             $2,353      $ (2,043)   $4,325      $ (3,028)
Foreign currency translation gain (loss)          89            25       122           (53)
                                              ------      --------    ------      --------
Comprehensive income                          $2,442      $ (2,018)   $4,447      $ (3,081)
                                              ======      ========    ======      ========

Note 5. Segment Information

      Selected industry segment information is summarized below (in thousands):

                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                         --------------------   -------------------
                                                           2000        1999       2000       1999
                                                         --------    --------   --------   --------
Substrates
      Net revenues from external customers               $ 26,212    $ 14,405   $ 45,337   $ 26,137
      Gross profit                                         12,466       5,549     21,148     10,381
      Operating income                                      8,782       1,164     14,418      4,023
      Identifiable assets                                 105,151      82,068    105,151     82,068
Visible emitters
      Net revenues from external customers                  1,728       4,792      4,868      9,391
      Gross profit (loss)                                  (1,409)      1,622     (1,120)      (110)
      Operating income (loss)                              (3,811)        111     (5,592)    (2,884)
      Identifiable assets                                  26,920      20,675     26,920     20,675
Consumer products
      Net revenues from external customers                  1,004       1,586      2,673      4,152
      Gross profit (loss)                                      28        (359)       652       (802)
      Operating loss                                         (313)     (1,327)      (414)    (2,843)
      Identifiable assets                                   5,100       5,095      5,100      5,095
Total
      Net revenues from external customers                 28,944      20,783     52,878     39,680
      Gross profit                                         11,085       6,812     20,680      9,469
      Operating income (loss)                               4,658         (52)     8,412     (1,704)
      Identifiable assets                                 137,171     107,838    137,171    107,838

The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on the country of the customer are summarized below (in thousands):

                               Three months ended         Six months ended
                                    June 30,                  June 30,
                              --------------------      --------------------
                               2000         1999         2000         1999
                              -------      -------      -------      -------
Net revenues:
  United States               $15,462      $10,807      $27,869      $19,991
  Europe                        3,265        1,889        5,956        3,694
  Canada                        1,203           48        1,211          124
  Japan                         2,311        1,627        4,436        3,081
  Asia Pacific and other        6,703        6,412       13,406       12,790
                              -------      -------      -------      -------
  Consolidated                $28,944      $20,783      $52,878      $39,680
                              =======      =======      =======      =======

Note 6. Short-Term Bank Borrowing

      The Company has a $15 million bank line of credit that expires on August 31, 2000. The Company has received a commitment from its bank for a new two-year $20 million line of credit and additional long-term debt of $6 million. Management expects that the new credit facility will be completed by August 31, 2000.

Note 7. Notes Payable

      On June 15, 2000, the Company entered into a short-term note with its bank in the amount of $4 million. The note bears interest at 1% above the lender's variable prime rate that was 9.5% at June 30, 2000. The principal and unpaid interest of the note is due August 31, 2000. The proceeds of the note were primarily used to fund the current operating and capital expenditure needs of the Company.

Note 8. Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS No. 133 was amended by SFAS No. 138. The Company has not determined what the effect of SFAS No. 133 will be on the operations and financial position of the Company. The Company will be required to implement SFAS No. 133 as amended by SFAS No. 137, beginning in 2001. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 would have no material effect on the financial position or results of operations of the Company.

      In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not expect that the adoption of FIN 44 will have a material impact on its financial position or results of operations.

Note 9. Subsequent Events

On July 25, 2000 the Company completed a private securities offering, raising approximately $8.5 million in exchange for 234,115 shares of common stock. The shares issued have not been registered under the Securities Act of 1933 and are "restricted securities" as defined by rule 144 promulgated under the act. The securities may not be sold or offered for sale or otherwise distributed except in conjunction with an effective registration statement for the shares under the Act, in compliance with rule 144, or pursuant to an opinion of counsel satisfactory to the Company, that such registration or compliance is not required as to said sale, offer or distribution. The Company is obligated to register the shares no later than ten days after the completion of its next public securities offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission and the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

       The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                     --------------------        --------------------
                                                      2000          1999          2000          1999
                                                     ------        ------        ------        ------
Revenues                                              100.0%        100.0%        100.0%        100.0%
Cost of revenues                                       61.7          67.2          60.9          76.1
                                                     ------        ------        ------        ------
Gross profit                                           38.3          32.8          39.1          23.9
Operating expenses:
   Selling, general and administrative                 15.8          15.4          15.9          17.2
   Research and development                             6.4           4.1           7.3           3.8
   Acquisition costs                                     --          13.5            --           7.1
                                                     ------        ------        ------        ------
              Total operating expenses                 22.2          33.0          23.2          28.1
                                                     ------        ------        ------        ------
Income (loss) from operations                          16.1          (0.2)         15.9          (4.3)
Interest expense                                       (4.0)         (3.5)         (3.6)         (3.4)
Other income and expense                                1.0           0.1           0.9           1.8
                                                     ------        ------        ------        ------
Income (loss) before provision for income taxes        13.1          (3.6)         13.2          (5.9)
Provision for income taxes                              5.0           3.8           5.0           0.4
                                                     ------        ------        ------        ------
Net income (loss) before extra ordinary item            8.1          (7.4)          8.2          (6.3)
Extra ordinary item                                      --           2.4            --           1.3
                                                     ------        ------        ------        ------
Net Income (loss) after extra ordinary item             8.1%         (9.8)%         8.2%         (7.6)%
                                                     ======        ======        ======        ======

Three months ended June 30, 2000 compared to three months ended June 30, 1999

      Revenues. Revenues increased $8.1 million, or 39.3%, to $28.9 million for the three months ended June 30, 2000 compared to $20.8 million for the three months ended June 30, 1999. The increase in revenues was primarily due to an $11.8 million, or 82.0%, increase in substrate sales comprised of a $12.5 million, or 98.8%, increase in sales of GaAs and InP substrates offset by a $718,000 decrease in Ge sales and contract revenues at the substrate division. The increase in GaAs and InP substrate sales was primarily due to increased sales volume to existing and new domestic and foreign customers due in part to strong growth in the fiber optic and wireless handset markets. The decrease in Ge sales is the result of a cancellation of a contract by a major customer due to weakness in the satellite market. Additionally, sales at our visible emitter division decreased $3.1 million, or 63.9% of visible emitter sales and sales at our consumer products division decreased $582,000, or 36.7% of consumer product sales, due to declining sales prices and lower demand for laser pointer products.

      International revenues decreased to 46.6% of total revenues for the three months ended June 30, 2000 compared to 48.0% of total revenues for the three months ended June 30, 1999. The decrease in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to domestic customers.

      Gross margin. Gross margin increased to 38.3% of total revenues for the three months ended June 30, 2000 compared to 32.8% of total revenues for the three months ended June 30, 1999. The gross margin at the substrate division increased to 47.6% of substrate revenues for the three months ended June 30, 2000 compared to 38.5% of substrate revenues for the period ended June 30, 1999. The increase was primarily due to higher volume and the realization of lower labor and manufacturing overhead costs as a result of expanding our wafer production capacity in China. The gross margin at the visible emitter division decreased to negative 81.5% of visible emitter revenues for the three months ended June 30, 2000 compared to 33.8% of visible emitter revenues for the period ended June 30, 1999. The decrease was primarily due to increased costs associated with the start-up of blue LED and other product production. The gross margin at the consumer products division increased to 2.8% of consumer product revenues for the three months ended June 30, 2000 compared to a negative 22.6% of consumer product revenues for the three months ended June 30, 1999. The increase was primarily due to manufacturing process improvements and cost reductions.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 42.8%, to $4.6 million for the three months ended June 30, 2000 compared to $3.2 million for the three months ended June 30, 1999. As a percentage of total revenues, selling, general and administrative expenses were 16.1% for the three months ended June 30, 2000 compared to 15.4% for the three months ended June 30, 1999. Selling, general and administrative expenses increased 42.8% compared to increased total revenues of 39.3% for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current and future increases in sales volume.

      Research and development expenses. Research and development expenses increased $1.0 million, or 117.1%, to $1.9 million for the three months ended June 30, 2000 compared to $858,000 for the three months ended June 30, 1999. As a percentage of total revenues for these three-month periods, research and development expenses were 6.4% in 2000 and 4.1% in 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support LED and other product research and development at the visible emitter division.

      Interest expense. Interest expense increased $419,000, or 57.4%, to $1.1 million for the three months ended June 30, 2000 compared to $730,000 for the three months ended June 30, 1999. The increase was primarily due to utilizing short-term debt to finance the short-term liquidity needs resulting from our increased sales volume and the addition of certain capital leases to finance equipment purchases.

      Other income and expense. Other income and expense increased $274,000 to $303,000 for the three months ended June 30, 2000 compared to $29,000 for the three months ended June 30, 1999. The increase was primarily due to increases in foreign exchange gains and rental and interest income.

      Provision for income taxes. Income tax expense remained at our effective tax rate of 38.0% for the three months ended June 30, 2000 and 1999. For the three months ended June 30, 1999, income tax expense was adjusted for non-deductible acquisition costs of $2.8 million.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

      Revenues. Revenues increased $13.2 million, or 33.3%, to $52.9 million for the six months ended June 30, 2000 compared to $39.7 million for the six months ended June 30, 1999. The increase in revenues was primarily due to a $19.2 million, or 73.5% increase in substrate sales comprised of a $22.8 million, or 106.9% increase in sales of GaAs and InP substrates offset by a $3.6 million decrease in Ge sales and contract revenues at the substrate division. The increase in GaAs and InP substrate sales was due to increased sales volume to existing and new domestic and foreign customers due in part to strong growth in the fiber optic wireless handset markets. The decrease in Ge sales is the result of a cancellation of a contract by a major customer due to weakness in the satellite market. Additionally, sales at our visible emitter division decreased $4.5 million, or 48.2% of visible emitter sales, and sales at our consumer products division decreased $1.5 million, or 35.6% of consumer product sales, due to declining sales prices and lower demand for laser pointer products.

      International revenues decreased to 47.3% of total revenues for the six months ended June 30, 2000 compared to 49.6% of total revenues for the six months ended June 30, 1999. The decrease in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to domestic customers.

      Gross margin. Gross margin increased to 39.1% of revenues for the six months ended June 30, 2000 compared to 23.9% of revenues for the six months ended June 30, 1999. The gross margin at the substrate division increased to 46.6% of substrate revenues for the six months ended June 30, 2000 compared to 39.7% of substrate revenues for the period ended June 30, 1999. The increase was primarily due to higher volume and the realization of lower labor and manufacturing overhead costs as a result of expanding our wafer production capacity in China. The gross margin at the visible emitter division decreased to negative 23.0% of visible emitter revenues for the six months ended June 30, 2000 compared to negative 1.2% of visible emitter revenues for the period ended June 30, 1999. The decrease was primarily due to increased costs associated with the start-up of blue LED and other product production. The gross margin at the consumer products division increased to 24.4% of consumer product revenues for the six months ended June 30, 2000 compared to negative 19.3% of consumer product revenues for the six months ended June 30, 1999. The increase was primarily due to manufacturing process improvements and cost reductions.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.6 million, or 23.0%, to $8.4 million for the six months ended June 30, 2000 compared to $6.8 million for the six months ended June 30, 1999. As a percentage of total revenues, selling, general and administrative expenses were 15.9% for the six months ended June 30, 2000 and 17.2% for the six months ended June 30,1999. Selling, general and administrative expenses increased 23.0% compared to increased total revenues of 33.3% for the six months ended June 30, 2000. The increase in selling, general and administrative expenses were primarily due to increases in personnel and related expenses required to support current and future increases in sales volume.

      Research and development expenses. Research and development expenses increased $2.3 million, or 153.4%, to $3.9 million for the six months ended June 30, 2000 compared to $1.5 million for the six months ended June 30, 1999. As a percentage of total revenues for these six-month periods, research and development expenses were 7.3% in 2000 and 3.8% in 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support LED and other product research and development at the visible emitter division.

      Interest expense. Interest expense increased $558,000, or 41.0%, to $1.9 million for the six months ended June 30, 2000 compared to $1.4 million for the six months ended June 30, 1999. The increase was primarily due to utilizing short-term debt to finance the short-term liquidity needs resulting from our increased sales volume and the addition of certain capital leases to finance equipment purchases.

      Other income and expense. Other income and expense decreased $223,000 to $499,000 for the six months ended June 30, 2000 compared to $722,000 for the six months ended June 30, 1999. The decrease was primarily due to smaller foreign exchange gains.

      Provision for income taxes. Income tax expense remained at our effective tax rate of 38.0% for the six months ended June 30, 2000 and 1999. For the six months ended June 30, 1999, income tax expense was adjusted for non-deductible acquisition costs of $2.8 million.

Financial Condition, Liquidity and Capital Resources

      Working capital decreased $5.8 million or 14% to $34.7 million at June 30, 2000 compared to $40.5 million at December 31, 1999. The decrease was primarily due to increases in short-term obligations necessary to sustain additional revenue growth and the use of operating cash flows to procure capital equipment. Total long-term debt including capital leases increased $7.3 million while property, plant and equipment purchases were $14.5 million.

      Operating activities generated $3.9 million for the six months ended June 30, 2000 compared to negative $7.1 million for the six months ended June 30, 1999. The increase was primarily due to increased profitability at the substrate division.

      We invested $14.5 million in capital expenditures during the six months ended June 30, 2000 compared to $3.9 million during the six months ended June 30, 1999. The increase in spending was primarily due to facility expansion and equipment additions to increase crystal growth and wafer processing capacity at the substrate division as well as facility expansion and equipment additions at the visible emitter division to begin volume epitaxy, wafer processing and chip production for LED's.

      We are currently engaged in constructing an additional 31,000 square foot building in Beijing, China to expand substrate wafer processing facilities, a 27,000 square foot building in El Monte, California to expand epitaxy production, as well as constructing leasehold improvements in a 20,000 square foot building and a 9,000 square foot building to expand administration offices and material storage areas in Fremont, California. We are also constructing improvements to the existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity. We expect to invest approximately $47 million in additional facilities and equipment over the next 12 months.

      Cash provided by financing activities for the six months ended June 30, 2000 included a $4.0 million note from our bank and $2.3 million in proceeds from the exercise of stock options from the employee stock option plan.

      Total debt was $44.5 million (39% of total capital) at June 30, 2000 compared to $37.1 million (37% of total capital) at December 31, 1999.

     We currently have a $15.0 million line of credit with a commercial bank at an interest rate equal to the bank's prime rate plus one-half percent. The bank's prime rate was 9.5% at June 30, 2000. This line of credit is secured by all business assets, less equipment, and expires on August 31, 2000. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of June 30, 2000. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At June 30, 2000, $13.0 million was outstanding under the $15 million line of credit. We have received a commitment from our bank for a new two-year $20 million line of credit and additional long-term debt of $6 million. Management expects that the new credit facility will be completed by August 31, 2000.

      On June 15, 2000, we entered into a short-term note with our bank in the amount of $4 million. The note bears interest at 1% above the lender's variable prime rate that was 9.5% at June 30, 2000. The principal and unpaid interest of the note is due August 31, 2000. We expect to repay this note with the proceeds of the new line of credit. The proceeds of the note were primarily used to fund our current operating and capital expenditure needs.

      We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 10.0% per annum. Our manufacturing facilities have been financed by long-term borrowings, which were repaid by taxable variable rate revenue bonds in 1998. These bonds have a term of twenty-five years and mature in 2023 with an interest rate at 200 basis points below the prime rate and are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At June 30, 2000, $10.7 million was outstanding under the taxable variable rate revenue bonds.

      We anticipate that the combination of existing working capital and the borrowings available under the current and committed credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. Our future capital requirements will be dependent on many factors including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of manufacturing facilities, the expansion of selling and marketing and administrative activities, and market acceptance of our products. We expect to raise additional equity and debt financing in the future. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all. If we are unable to obtain such additional capital, if needed, we may be required to reduce the scope of our planned product development, the expansion of our manufacturing facilities, and selling and marketing activities, which would have a material adverse effect on our business, financial condition and results of operations. In the event that we do raise additional equity financing, further dilution to investors will result.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Since many of the Company's Japanese and Taiwanese invoices are denominated in yen, the Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of June 30, 2000, the Company's outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $1.7 million. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, the Company attempts to minimize the impact of foreign exchange fluctuations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2000 Annual Meeting of Stockholders on June 7, 2000. Of the 18,906,558 shares eligible to vote at the meeting, 14,473,242 were present either in person or by proxy. The following proposals were submitted to stockholders at the 2000 Annual Meeting of Stockholders.

Proposal 1: Election of two class II directors to hold office for a three-year term and until their successors are elected and qualified. The two candidates were Jesse Chen and Donald L. Tatzin.

Election results for this proposal were as follows:

                       For         Withhold       Abstain      Not Voted
                   ----------      --------       --------     ---------
Jesse Chen         14,392,983       80,259           0             0
Donald L. Tatzin   14,393,191       80,051           0             0

Proposal 2: To approve an amendment to American Xtal Technology's Certificate of Incorporation changing its name from "American Xtal Technology, Inc." to "AXT, Inc."

Election results for this proposal were as follows:

                       For         Withhold       Abstain      Not Voted
                   ----------      --------       --------     ---------
                   14,294,328       96,921         81,993          0

Proposal 3: To approve amendments to American Xtal Technology's 1997 Stock Option Plan to increase the number of shares reserved for issuance under the plan from 3,800,000 to 5,800,000 shares of common stock.

Election results for this proposal were as follows:

                       For         Withhold       Abstain      Not Voted
                   ----------      --------       --------     ---------
                    5,365,878     2,885,827       242,551      5,978,986

Proposal 4: To approve amendments to American Xtal Technology's 1998 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan from 400,000 to 900,000 shares of common stock.

Election results for this proposal were as follows:

                       For         Withhold       Abstain      Not Voted
                   ----------      --------       --------     ---------
                    7,979,590      506,357         8,309       5,978,986

Proposal 5: To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

Election results for this proposal were as follows:

                       For         Withhold       Abstain      Not Voted
                   ----------      --------       --------     ---------
                   14,445,688       21,098         6,456           0

Item 6. Exhibits and reports on Form 8-K

a.    Exhibits

            3.1   Amended Certificate of Incorporation

            27.1  Financial Data Schedule

b.    Reports on Form 8-K

            None

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN XTAL TECHNOLOGY, INC.

Dated:   August 11, 2000                By:      /s/    Donald L. Tatzin
                                             ----------------------------------
                                                        Donald L. Tatzin
                                                     Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibits
         --------
            3.1   Amended Certificate of Incorporation

            27.1  Financial Data Schedule