Form 10-Q/A
period 1999-06-30
AXT INC
filed 2000-08-28
CIK 1051627

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                          ----------------------------
                                   FORM 10-Q/A

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at June 30, 1999
         -----                                      ----------------------------
Common Stock, $.001 par value                                18,504,123


================================================================================

                                    AXT, INC.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

                Condensed Consolidated Income Statements for the three and six months ended June 30, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

                Notes To Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds

        Item 4. Submission of Matters to a Vote of Security Holders

        Item 6. Exhibits and Reports on Form 8-K

                Signatures

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    AXT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                                                  June 30,      December 31,
                                                                                    1999            1998
                                                                                -----------     ------------
                                                                                (Unaudited)
Assets:
     Current assets
          Cash and cash equivalents                                              $  10,204      $  16,438
          Accounts receivable, net of allowance for doubtful
              accounts of $1,616 and $1,648                                         14,057         13,128
          Inventories                                                               29,791         25,300
          Prepaid expenses and other current assets                                  7,678          3,271
          Deferred income taxes                                                      2,856          2,452
                                                                                 ---------      ---------
              Total current assets                                                  64,586         60,589
     Property, plant and equipment                                                  40,354         37,624
     Other assets                                                                    1,137          1,927
     Goodwill                                                                        2,543          2,843
                                                                                 ---------      ---------
              Total assets                                                       $ 108,620      $ 102,983
                                                                                 =========      =========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                                              $   6,454      $   1,928
          Accounts payable                                                           8,039          7,850
          Accrued liabilities                                                        9,006          5,242
          Current portion of long-term debt                                          2,863          2,733
          Current portion of capital lease obligation                                1,139          1,192
                                                                                 ---------      ---------
              Total current liabilities                                             27,501         18,945
     Long-term debt, net of current portion                                         15,982         18,416
     Long-term capital lease, net of current portion                                 6,139          3,854
     Other long-term liabilities                                                       501            604
                                                                                 ---------      ---------
              Total liabilities                                                     50,123         41,819
                                                                                 ---------      ---------
     Stockholders' equity:
           Preferred stock
               $.001 par value per share; 2,000 shares authorized;
               981 shares issued and outstanding                                         1              1
               Additional paid-in capital                                            3,999          3,999
           Common stock
               $.001 par value per share; 100,000 shares authorized;
               18,504 and 18,393 shares issued and outstanding, respective1y            19             18
               Additional paid-in capital                                           45,606         45,248
           Deferred compensation                                                      (272)          (327)
           Retained earnings                                                         9,170         12,198
           Cumulative translation adjustments                                          (26)            27
                                                                                 ---------      ---------
              Total stockholders' equity                                            58,497         61,164
                                                                                 ---------      ---------
           Total liabilities and stockholders' equity                            $ 108,620      $ 102,983
                                                                                 =========      =========


See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                      1999          1998          1999          1998
                                                    --------      --------      --------      --------
Revenue                                             $ 20,783      $ 13,532      $ 39,680      $ 26,718
Cost of revenue                                       13,971         9,189        30,211        17,333
                                                    --------      --------      --------      --------
Gross profit                                           6,812         4,343         9,469         9,385
Operating expenses:
   Selling, general and administrative                 3,196         2,238         6,843         4,698
   Research and development                              858           714         1,520         1,354
   Acquisition costs                                   2,810            --         2,810            --
                                                    --------      --------      --------      --------
              Total operating expenses                 6,864         2,952        11,173         6,052
                                                    --------      --------      --------      --------
Income (loss) from operations                            (52)        1,391        (1,704)        3,333
Interest expense                                        (730)         (274)       (1,360)         (512)
Other income and expense                                  29           (48)          722           (29)
                                                    --------      --------      --------      --------
Income (loss) before provision for income taxes         (753)        1,069        (2,342)        2,792
Provision for income taxes                               782           437           178         1,144
                                                    --------      --------      --------      --------
Net Income (loss) before extraordinary item           (1,535)          632        (2,520)        1,648
Extra ordinary item                                      508            --           508            --
                                                    --------      --------      --------      --------
Net Income (loss)                                   $ (2,043)     $    632      $ (3,028)     $  1,648
                                                    ========      ========      ========      ========

Basic income (loss) per share:
  Income before extraordinary item                  $  (0.08)     $   0.04      $  (0.14)     $   0.11
  Extraordinary item                                   (0.03)                      (0.03)
  Net income                                           (0.11)         0.04         (0.16)         0.11

Diluted income (loss) per share:
  Income before extraordinary item                  $  (0.08)     $   0.04      $  (0.14)     $   0.11
  Extraordinary item                                   (0.03)                      (0.03)
  Net income                                           (0.11)         0.04         (0.16)         0.11

Shares used in per share calculations:
  Basic                                               18,443        15,075        18,451        14,495
  Diluted                                             18,443        15,878        18,451        15,298

See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                     1999          1998
                                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss):                                                            $ (3,028)     $  1,648
        Adjustments to reconcile net income (loss) to cash used in operations:
             Depreciation                                                             1,162         1,107
             Deferred income taxes                                                     (404)         (528)
             Amortization of goodwill                                                   300            --
             Stock compensation                                                          55          (182)
             Changes in assets and liabilities:
                 Accounts receivable                                                   (929)         (405)
                 Inventories                                                         (4,491)       (1,004)
                 Prepaid expenses and other current assets                           (4,407)       (1,857)
                 Other assets                                                           790            12
                 Accounts payable                                                       189          (932)
                 Accrued liabilities                                                  3,764         1,719
                 Other long-term liabilities                                           (103)           --
                                                                                   --------      --------
                    Net cash provided by (used in) operating activities              (7,102)         (422)
                                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (1,238)      (12,817)
                                                                                   --------      --------
                    Net cash used in investing activities                            (1,238)      (12,817)
                                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
        Issuance of common stock                                                        359        34,764
        Issuance of preferred stock                                                      --        (8,553)
        Capital lease payments                                                         (422)          (18)
        Short-term bank borrowings                                                    4,526         1,528
        Long-term debt borrowings                                                    (2,304)          901
                                                                                   --------      --------
                    Net cash provided by financing activities                         2,159        28,622
                                                                                   --------      --------
Effect of exchange rate changes                                                         (53)           34
                                                                                   --------      --------
Net increase (decrease) in cash and cash equivalents                                 (6,234)       15,417
Cash and cash equivalents at the beginning of the period                             16,438         3,199
                                                                                   --------      --------
Cash and cash equivalents at the end of the period                                 $ 10,204      $ 18,616
                                                                                   ========      ========

Non cash activity:
     Purchase of PP&E through capital leases                                       $  2,654      $     --
                                                                                   ========      ========


    See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the results of operations for the quarters ended March 31 and June 30, 1999 were restated for certain corrections to the account balances of Lyte Optronics, Inc. This report on Form 10-Q/A amends the previously filed report on Form 10-Q to reflect these corrections.

        The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 1999 and 1998 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1998 Annual Report on Form 10-K and the separate financial statements of Lyte Optronics, Inc. included in the Form 8-K/A filed with the Securities and Exchange Commission.

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

        Under the terms of the merger agreement, the Company issued approximately 2.3 million shares of common stock in exchange for all the outstanding shares of Lyte's common stock as well as the outstanding shares of Lyte's Series A preferred stock. The Company also issued approximately 981,000 shares of Series A preferred stock in exchange for all the outstanding shares of Lyte's Series B preferred stock. In addition, the Company assumed and converted Lyte's options and warrants representing approximately 115,000 shares of the Company's common stock.

        The merger has been accounted for as a pooling of interests; accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position, and cash flows of Lyte Optronics, Inc.

        The Company incurred costs of approximately $2.8 million associated with the merger, which was charged to operations during the quarter ended June 30, 1999, the period in which the merger was consummated.

Note 3. Net Income Per Share

        Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options. Common equivalent shares of approximately 1.0 million are excluded from the computation for the three-month and six-month periods ended June 30, 1999, as their effect is antidilutive.

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands except per share data):

                                                       Three Months Ended         Six Months Ended
                                                            June 30,                   June 30,
                                                     -------------------------------------------------
                                                       1999          1998         1999          1998
                                                     --------      --------     --------      --------
Numerator:
      Net income (loss)                              $ (2,043)     $    632     $ (3,028)     $  1,648
                                                     ========      ========     ========      ========
Denominator:
      Denominator for basic earnings per share -
          weighted average common shares               18,443        15,075       18,451        14,495
      Effect of dilutive securities:
          Common stock options                             --           803           --           803
          Convertible preferred stock                      --            --           --            --
                                                     --------      --------     --------      --------
Denominator for dilutive earnings per share            18,443        15,878       18,451        15,298
                                                     ========      ========     ========      ========

Basic earnings per share                             $  (0.11)     $   0.04     $  (0.16)     $   0.11
Diluted earnings per share                           $  (0.11)     $   0.04     $  (0.16)     $   0.11


Note 4. Inventories

        The components of inventory are summarized below (in thousands):


                            June 30,  December 31,
                             1999         1998
                            -------     -------
Inventories:
        Raw materials       $11,880     $ 9,928
        Work in process      14,367      13,171
        Finished goods        3,544       2,201
                            -------     -------
                            $29,791     $25,300
                            =======     =======


Note 5. Comprehensive Income

        The components of comprehensive income are summarized below (in thousands):

                                              Three months ended         Six months ended
                                                   June 30,                 June 30,
                                             --------------------      --------------------
                                              1999          1998        1999         1998
                                             -------      -------      -------      -------
Net Income (loss)                            $(2,043)     $   632      $(3,028)     $ 1,648
Foreign currency translation gain (loss)          25         (113)         (53)          34
                                             -------      -------      -------      -------
Comprehensive income                         $(2,018)     $   519      $(3,081)     $ 1,682
                                             =======      =======      =======      =======


Note 6. Segment Information

        Selected industry segment information is summarized below (in thousands):

                                                   Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                ------------------------      ------------------------
                                                  1999           1998            1999           1998
                                                ---------      ---------      ---------      ---------
Substrates
       Net revenues from external customers     $  14,405      $  10,790      $  26,136      $  20,520
       Gross profit                                 5,549          4,433         10,381          8,438
       Operating income                             1,164          2,645          4,022          5,044
       Identifiable assets                         82,850         62,157         82,850         62,157
Visible emitters
       Net revenues from external customers         4,792             --          9,391             --
       Gross profit (loss)                          1,622             --           (110)            --
       Operating income (loss)                        111             --         (2,884)            --
       Identifiable assets                         20,676             --         20,676             --
Consumer products
       Net revenues from external customers         1,586          2,742          4,153          6,198
       Gross profit (loss)                           (359)           (90)          (802)           947
       Operating loss                              (1,327)        (1,254)        (2,842)        (1,711)
       Identifiable assets                          5,094          5,766          5,094          5,766
Total
       Net revenues from external customers        20,783         13,532         39,680         26,718
       Gross profit                                 6,812          4,343          9,469          9,385
       Operating income (loss)                        (52)         1,391         (1,704)         3,333
       Identifiable assets                        108,620         67,923        108,620         67,923


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended

December 31, 1998 as filed with the Securities and Exchange Commission and the condensed consolidated financial statements included elsewhere in this report.


Results of Operations

        The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

                                                   Three Months Ended       Six Months Ended
                                                         June 30,                June 30,
                                                    -----------------       -----------------
                                                    1999        1998        1999        1998
                                                    -----       -----       -----       -----
Revenues                                            100.0%      100.0%      100.0%      100.0%
Cost of revenues                                     67.2        67.9        76.1        64.9
                                                    -----       -----       -----       -----
Gross profit                                         32.8        32.1        23.9        35.1
Operating expenses:
   Selling, general and administrative               15.4        16.5        17.2        17.6
   Research and development                           4.1         5.3         3.8         5.1
   Acquisition costs                                 13.5          --         7.1          --
                                                    -----       -----       -----       -----
              Total operating expenses               33.0        21.8        28.1        22.7
                                                    -----       -----       -----       -----
Income (loss) from operations                        (0.2)       10.3        (4.3)       12.4
Interest expense                                     (3.5)       (2.0)       (3.4)       (1.9)
Other income and expense                              0.1        (0.4)        1.8         0.0
                                                    -----       -----       -----       -----
Income (loss) before provision for income taxes      (3.6)        7.9        (5.9)       10.5
Provision for income taxes                            3.8         3.2         0.4         4.3
                                                    -----       -----       -----       -----
Net Income (loss) before extra ordinary item         (7.4)        4.7        (6.3)        6.2
Extraordinary item                                    2.4          --         1.3          --
                                                    -----       -----       -----       -----
Net Income (loss) after extra ordinary item          (9.8)%       4.7%       (7.6)%       6.2%
                                                    =====       =====       =====       =====


        Revenues. Total revenues increased 54.1% from $13.5 million for the three months ended June 30, 1998 to $20.8 million for the three months ended June 30, 1999. The increase in revenues for the three month and six month periods ended June 30, 1999, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers, which offset a decline in Lyte Optronics' sales. In addition, the 1999 results include the sale of laser diodes and LEDs in the amount of $4.7 million and $9.4 million for the three months and six months, respectively, which amounts were not included in the 1998 results. We introduced LEDs in the second quarter of 1999. Ge substrate sales were $800,000 lower in the second quarter of 1999 when compared to the second quarter of 1998, and were approximately equal in sales for the six months ended June 30, 1998 and 1999, respectively.

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

        Gross margin. Total gross margin increased from 32.1% of total revenues for the three months ended June 30, 1998 to 32.8% of total revenues for the three months ended June 30, 1999, and decreased from 35.1% of total revenues for the six months ended June 30, 1998 to 23.9% for the six months ended June 30, 1999. The slight increase in gross margins for the three months is due to a mix of different factors. One factor was the inclusion of laser-diode and LED amounts in the 1999 results; in 1999, the laser-diode and LED business benefited from the transition of manufacturing operations to China, which lowered our labor costs and improved our gross margins. In 1999, gross margins from Ge substrates were lower, which was offset in part the higher yields achieved in GaAs and InP production. The lower gross margins from Ge substrates in 1999 were primarily the result of pricing declines in the Ge industry generally. The decrease in gross margin for the six months ended June 30, 1999 is primarily due to charges for returned merchandise and increased warranty amounts for the consumer products division.

        Selling, general and administration expenses. Selling, general and administrative expenses increased 45.5% from $2.2 million for the three months ended June 30, 1998 to $3.2 million for the three months ended June 30, 1999, and increased 44.7% from $4.7 million for the six months ended June 30, 1998 to $6.8 million for the six months ended June 30, 1999. These increases resulted primarily from the inclusion of the laser-diode and LED division in the 1999 results. The laser-diode and LED division added $1.1 million and $1.9 million to selling, general and administrative expenses in the three months and six months ended June 30, 1999, respectively. This increase was offset by a decrease in selling, general and administrative expenses by Lyte Optronics' consumer products division, as a result of the closing of a manufacturing facility located in Arizona in 1998. Selling, general and administrative expenses as a percentage of total revenues decreased from 16.5% for the three months ended June 30,1998 to 12.5% for the three months ended June 30, 1999, and decreased as a percentage of total revenues from 17.6% for the six months ended June 30, 1998 to 17.2% for the six months ended June 30, 1999. These decreases primarily reflect the closing of the facility in Arizona by Lyte Optronics and the control of our expenses combined with an increase in our total revenues.

        Research and development expenses. Research and development expenses increased 20.2% from $714,000 for the three months ended June 30, 1998 to $858,000 for the three months ended June 30, 1999, and increased 7.1% from $1.4 million for the six months ended June 30, 1998 to $1.5 million for the six months ended June 30, 1999.

        Acquisition cost. As part of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses associated with the transaction in the approximate amount of $2.8 million. Such expenses include the fees paid to our investment bankers, accountants, attorneys, and other outside consultants and related transaction expenses.

        Interest expense. Interest expense increased from $274,000 for the three months ended June 30, 1998 to $730,000 for the three months ended June 30, 1999, and increased from $512,000 for the six months ended June 30, 1998 to $1.4 million for the six months ended June 30, 1999. These increases primarily reflect the inclusion of the laser-diode and LED business in the 1999 results. As part of the acquisition, we added approximately $11.0 million in debt, of which we repaid approximately $6.0 million in June 1999. The additional interest from the inclusion of the laser-diode and LED business was $276,000 and $386,000 for the three months and six months ended June 30, 1999, respectively.

        Other income and expense. Other income and expense increased from an expense of $48,000 for the three months ended June 30, 1998 to income of $29,000 for the three months ended June 30, 1999. Other income increased from an expense of $29,000 for the six months ended June 30, 1998 to income of $722,000 for the six months ended June 30, 1999. This increase was primarily the result of two significant changes. First, we recognized foreign exchange gains in the first quarter of 1999 of approximately $600,000 on short-term forward contracts to hedge against certain accounts receivable in Japanese yen. Second, there was an increase in investment income of approximately $80,000 earned on proceeds from the completion in May 1998 of our initial public offering and the raising of $25.8 million, net of offering expenses.

        Provision for income taxes. Income tax expense, as adjusted for acquisition costs of approximately $2.8 million, declined from 41.0% of income before provision for income taxes for the three and the six months ended June 30, 1998 to 38.0% for the three and six months ended June 30, 1999.

        Extraordinary item, net of tax benefits. In connection with the acquisition of Lyte Optronics, we incurred prepayment penalties associated with a loan that we repaid as part of the transaction. This one-time charge is shown, net of tax benefits, as an extraordinary item.

Liquidity and Capital Resources

        During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for preferred stock completed in March 1997. We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of June 30, 1999, we had working capital of $37.1 million, including cash and cash equivalents of $10.2 million, compared to working capital at December 31, 1998 of $41.6 million, including cash of $16.4 million.

        During the six months ended June 30, 1999, net cash used in operations of $7.1 million was primarily due to increases in inventories of $4.5 million and prepaid and other current assets of $4.4 million, as well as the loss for the period. The increase in inventory was primarily due to increased work-in-process inventories in anticipation of large orders for the upcoming quarters. The increase in prepaid and other assets was primarily due to deposits for Ge raw material and equipment and prepaid research and development expenses.

        Net cash used in investing activities was $1.2 million for the six months ended June 30, 1999, and was due to the purchase of property, plant and equipment to expand wafer production in our Fremont facilties.

        Net cash provided by financing activities was $2.2 million for the six months ended June 30, 1999, and was generated primarily from our short-term borrowings of $4.5 million.

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



Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Since many of the Company's Japanese and Taiwanese invoices are denominated in yen, the Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of June 30, 1999, the Company's outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $4.1 million. Many of the contracts were entered into six months prior to the invoice due date and the dates coincide with the receivable terms. By matching the receivable collection date and contract due date, we attempt to minimize the impact of foreign exchange fluctuation.


PART II. OTHER INFORMATION

Item 2. Changes in Securites and use of Proceeds

        (a) In connection with the acquisition of Lyte Optronics, our Board of Directors adopted resolutions designating 2,000,000 shares of Preferred Stock of the Company as Series A Preferred Stock (the "Series A Preferred Stock"), of which 980,655 shares were subsequently issued to the stockholders of Lyte Optronics in exchange for the shares of Series B Preferred Stock of Lyte Optronics, in connection with the Company's acquisition of Lyte Optronics. The holders of the Series A Preferred Stock shall be entitled to receive, out of any funds legally available therefor, dividends in cash in an amount equal to $0.20 per annum for each share of Series A Preferred Stock held by them, in each case as adjusted for stock splits, recapitalizations and the like. Dividends shall accrue quarterly and be payable as and when declared by the Board of Directors. Dividends that have accrued but not been paid shall cumulate. Unless we have paid all dividends that have accrued on the Series A Preferred Stock, so long as any shares of Series A Preferred Stock are outstanding we shall not pay or declare any dividend or distribution of any nature on shares of Common Stock. In the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, after our debts have been paid, the holders of Series A Preferred Stock shall be entitled to receive out of our assets an amount per share equal to $4.00 before any payment shall be made or any assets distributed to the holders of Common Stock. If the assets remaining after our debts have been paid or amounts set aside for such payment are insufficient to pay to the holders of Series A Preferred Stock the full amount to which they are entitled, then all of our assets available for distribution shall be distributed ratably among the holders of the Series A Preferred Stock. After payment in full of this liquidation preference plus accrued but unpaid dividends of the shares of the Series A Preferred Stock, no further participation in any distribution of our assets shall be allowed in respect of such shares, and the holders of the Common Stock shall be entitled to receive all of our remaining assets to be distributed. Except as otherwise required by law, shares of Series A Preferred Stock shall not be entitled to vote on any matter to be voted on by our stockholders.

        (b) In connection with the acquisition of Lyte Optronics, we issued an aggregate of 2,247,465 shares of Common Stock and 980,655 shares of Series A Preferred Stock to the existing stockholders of Lyte Optronics in exchange for all of the outstanding shares of capital stock of Lyte Optronics, and we assumed options to acquire 101,501 shares of our Common Stock and warrants convertible into 13,557 shares of our Common Stock (collectively the "Merger Shares"). The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2). Lyte Optronics retained a purchaser representative on behalf of their stockholders who had knowledge and experience in financial and business matters such that the purchaser representative was capable of evaluating the merits and risks of the investment. The stockholders of Lyte Optronics had access to all relevant information regarding us necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of Lyte Optronics were provided with an information statement setting forth information about the

Company and the Merger. There was no general solicitation or advertising involved in the acquisition. We were advised on the acquisition by Prudential Securities, Inc., to whom we paid a fee of $800,000.


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

(a) The stockholders reelected the two nominees for our Board of Directors:

     Director         Shares voted for   Shares withheld
-----------------        ----------        ----------
Morris S. Young          10,878,142            81,719
Theodore S. Young        10,945,142            14,719

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

            27.1        Financial Data Schedule.


b. Reports on Form 8-K.

        (1) On June 14, 1999, we filed a report on Form 8-K reporting the acquisition of Lyte Optronics, Inc.

        (2) On August 28, 2000, we filed a report on Form 8-K/A to amend the Form 8-K that was originally filed on June 14, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                       AMERICAN XTAL TECHNOLOGY, INC.

Dated:   August 28, 2000               By:   /s/    Donald L. Tatzin
                                          ---------------------------
                                                Donald L. Tatzin
                                            Chief Financial Officer