Form 10-Q/A
period 1999-09-30
AXT INC
filed 2000-08-28
CIK 1051627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Outstanding at September 30, 1999
     -----------------------------         ---------------------------------
     Common Stock, $.001 par value                       18,612,434


================================================================================

                                    AXT, INC.

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998

                    Condensed Consolidated Income Statements for the three and nine months ended September 30, 1999 and 1998

                    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

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

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.   OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds

           Item 6.  Exhibits and Reports on Form 8-K

                    Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                    AXT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                                  September 30,      December 31,
                                                                                      1999              1998
                                                                                  -------------      ------------
                                                                                   (Unaudited)
Assets:
     Current assets
          Cash and cash equivalents                                                 $   4,883         $  16,438
          Accounts receivable, net of allowance for doubtful
              accounts of $1,864 and $1,648                                            17,344            13,128
          Inventories                                                                  33,447            25,300
          Prepaid expenses and other current assets                                     8,328             3,271
          Deferred income taxes                                                         2,856             2,452
                                                                                    ---------         ---------
              Total current assets                                                     66,858            60,589
     Property, plant and equipment                                                     40,304            37,624
     Other assets                                                                       2,087             1,927
     Goodwill                                                                           2,394             2,843
                                                                                    ---------         ---------
              Total assets                                                          $ 111,643         $ 102,983
                                                                                    =========         =========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                                                 $   4,345         $   1,928
          Accounts payable                                                              9,951             7,850
          Accrued liabilities                                                          10,967             5,242
          Current portion of long-term debt                                             3,190             2,733
          Current portion of capital lease obligation                                   1,092             1,192
                                                                                    ---------         ---------
              Total current liabilities                                                29,545            18,945
     Long-term debt, net of current portion                                            15,079            18,416
     Long-term capital lease, net of current portion                                    5,904             3,854
    Other long-term liabilities                                                           501               604
                                                                                    ---------         ---------
              Total liabilities                                                        51,029            41,819
                                                                                    ---------         ---------
     Stockholders' equity:
           Preferred stock
               $.001 par value per share; 2,000 shares authorized;
               981 shares issued and outstanding                                            1                 1
               Additional paid-in capital                                               3,999             3,999
           Common stock
               $.001 par value per share; 100,000 shares authorized;
               18,612 and 18,393 shares issued and outstanding, respectively               19                18
               Additional paid-in capital                                              45,992            45,248
           Deferred compensation                                                         (244)             (327)
           Retained earnings                                                           10,807            12,198
           Cumulative translation adjustments                                              40                27
                                                                                    ---------         ---------
              Total stockholders' equity                                               60,614            61,164
                                                                                    ---------         ---------
          Total liabilities and stockholders' equity                                $ 111,643         $ 102,983
                                                                                    =========         =========


See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

                     CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                             (In thousands, except per share data)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                       -------------------------         -------------------------
                                                         1999             1998             1999             1998
                                                       --------         --------         --------         --------
Revenue                                                $ 20,017         $ 13,942         $ 59,697         $ 40,660
Cost of revenue                                          13,077            8,911           43,288           26,244
                                                       --------         --------         --------         --------
Gross profit                                              6,940            5,031           16,409           14,416
Operating expenses:
   Selling, general and administrative                    3,113            2,540            9,956            7,238
   Research and development                                 670              819            2,190            2,173
   Acquisition costs                                         --               --            2,810               --
                                                       --------         --------         --------         --------
              Total operating expenses                    3,783            3,359           14,956            9,411
                                                       --------         --------         --------         --------
Income (loss) from operations                             3,157            1,672            1,453            5,005
Interest expense                                           (752)            (325)          (1,535)            (837)
Other income and expense                                    235              248              380              219
                                                       --------         --------         --------         --------
Income (loss) before provision for income taxes           2,640            1,595              298            4,387
Provision for income taxes                                1,003              559            1,181            1,704
                                                       --------         --------         --------         --------
Net Income (loss) before extraordinary item               1,637            1,036             (883)           2,683
Extraordinary item                                           --               --              508               --
                                                       --------         --------         --------         --------
Net Income (loss)                                      $  1,637         $  1,036         $ (1,391)        $  2,683
                                                       ========         ========         ========         ========

Basic income (loss) per share:
  Income before extraordinary item                     $   0.09         $   0.06         $  (0.05)        $   0.17
  Extraordinary item                                                                        (0.03)
  Net income                                               0.09             0.06            (0.07)            0.17

Diluted income (loss) per share:
  Income before extraordinary item                     $   0.08         $   0.06         $  (0.05)        $   0.17
  Extraordinary item                                                                        (0.03)
  Net income                                               0.08             0.06            (0.07)            0.17

Shares used in per share calculations:
  Basic                                                  18,482           16,915           18,610           15,388
  Diluted                                                19,946           17,705           18,610           16,178


See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       -------------------------
                                                                                         1999             1998
                                                                                       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss):                                                                $ (1,391)        $  2,683
         Adjustments to reconcile net income (loss) to cash used in operations:
               Depreciation                                                               4,097            1,961
               Deferred income taxes                                                       (404)          (1,152)
               Amortization of goodwill                                                     449               --
               Stock compensation                                                            83             (134)
               Changes in assets and liabilities:
                    Accounts receivable                                                  (4,216)          (1,174)
                    Inventories                                                          (8,147)          (5,057)
                    Prepaid expenses and other current assets                            (5,057)          (1,796)
                    Other assets                                                           (160)             (81)
                    Accounts payable                                                      2,101            2,102
                    Accrued liabilities                                                   5,725              (85)
                    Other long-term liabilities                                            (103)              --
                                                                                       --------         --------
                        Net cash provided by (used in) operating activities              (7,023)          (2,733)
                                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                          (4,123)         (15,029)
                                                                                       --------         --------
                        Net cash used in investing activities                            (4,123)         (15,029)
                                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
         Issuance of common stock                                                           745           34,577
         Issuance of preferred stock                                                         --           (7,829)
         Capital leases                                                                    (704)             (99)
         Short-term bank borrowings                                                       2,417            2,556
         Long-term debt borrowings                                                       (2,880)             601
                                                                                       --------         --------
                        Net cash provided by financing activities                          (422)          29,806
                                                                                       --------         --------
Effect of exchange rate changes                                                              13              (33)
                                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents                                    (11,555)          12,011
Cash and cash equivalents at the beginning of the period                                 16,438            3,199
                                                                                       --------         --------
Cash and cash equivalents at the end of the period                                     $  4,883         $ 15,210
                                                                                       ========         ========
Non cash activity:
     Purchase of PP&E through capital leases                                           $  2,654         $     --
                                                                                       ========         ========


See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the results of operations for the quarters ended ended March 31, June 30 and September 30, 1999 were restated for certain corrections to the account balances of Lyte Optronics, Inc. This report on Form 10-Q/A amends the previously filed report on Form 10-Q to reflect these corrections.

        The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 1999 and 1998 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

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

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands except per share data):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                   September 30,
                                                        ----------------------        ------------------------
                                                         1999           1998            1999            1998
                                                        -------        -------        --------         -------
Numerator:
      Net income (loss)                                 $ 1,637        $ 1,036        $ (1,391)        $ 2,683
                                                        =======        =======        ========         =======
Denominator:
      Denominator for basic earnings per share -
          weighted average common shares                 18,482         16,915          18,610          15,388
      Effect of dilutive securities:
          Common stock options                            1,464            790              --             790
                                                        -------        -------        --------         -------
Denominator for dilutive earnings per share              19,946         17,705          18,610          16,178
                                                        =======        =======        ========         =======

Basic earnings per share                                $  0.09        $  0.06        $  (0.07)        $  0.17
Diluted earnings per share                              $  0.08        $  0.06        $  (0.07)        $  0.17

Note 4. Inventories

        The components of inventory are summarized below (in thousands):

                             September 30,  December 31,
                                 1999           1998
                             -------------  ------------
Inventories:
        Raw materials          $13,904        $ 9,928
        Work in process         13,012         13,171
        Finished goods           6,531          2,201
                               -------        -------
                               $33,447        $25,300
                               =======        =======


Note 5. Comprehensive Income

        The components of comprehensive income are summarized below (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                ---------------------         -----------------------
                                                 1999           1998            1999            1998
                                                ------        -------         -------         -------
Net Income (loss)                               $1,637        $ 1,036         $(1,391)        $ 2,683
Foreign currency translation gain (loss)            66            (63)             13             (26)
                                                ------        -------         -------         -------
Comprehensive income                            $1,703        $   973         $(1,378)        $ 2,657
                                                ======        =======         =======         =======

Note 6. Segment Information

        Selected industry segment information is summarized below (in thousands):

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                       ------------------------        -------------------------
                                                         1999            1998            1999             1998
                                                       --------        --------        --------         --------
Substrates
      Net revenues from external customers             $ 15,030        $ 11,395        $ 41,167         $ 31,915
      Gross profit                                        6,225           4,554          16,606           12,992
      Operating income                                    4,371           2,708           8,394            7,752
      Identifiable assets                                83,500          66,380          83,500           66,380
Visible emitters
      Net revenues from external customers                3,889               -          13,280                -
      Gross profit (loss)                                   920               -             810                -
      Operating income (loss)                                97               -          (2,787)               -
      Identifiable assets                                22,547               -          22,547                -
Consumer products
      Net revenues from external customers                1,098           2,547           5,250            8,745
      Gross profit (loss)                                  (205)            477          (1,007)           1,424
      Operating loss                                     (1,311)         (1,036)         (4,154)          (2,747)
      Identifiable assets                                 5,596           4,973           5,596            4,973
Total
      Net revenues from external customers               20,017          13,942          59,697           40,660
      Gross profit                                        6,940           5,031          16,409           14,416
      Operating income (loss)                             3,157           1,672           1,453            5,005
      Identifiable assets                               111,643          71,353         111,643           71,353

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

Results of Operations

        The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

                                                        Three Months Ended             Nine Months Ended
                                                           September 30,                 September 30,
                                                       --------------------          --------------------
                                                       1999           1998           1999           1998
                                                       -----          -----          -----          -----
Revenues                                               100.0%         100.0%         100.0%         100.0%
Cost of revenues                                        65.3           63.9           72.5           64.5
                                                       -----          -----          -----          -----
Gross profit                                            34.7           36.1           27.5           35.5
Operating expenses:
   Selling, general and administrative                  15.6           18.2           16.7           17.8
   Research and development                              3.3            5.9            3.7            5.3
   Acquisition costs                                      --             --            4.7             --
                                                       -----          -----          -----          -----
              Total operating expenses                  18.9           24.1           25.1           23.1
                                                       -----          -----          -----          -----
Income (loss) from operations                           15.8           12.0            2.4           12.3
Interest expense                                        (3.8)          (2.3)          (2.6)          (2.1)
Other income and expense                                 1.2            1.8            0.6            0.5
                                                       -----          -----          -----          -----
Income (loss) before provision for income taxes         13.2           11.4            0.5           10.8
Provision for income taxes                               5.0            4.0            2.0            4.2
                                                       -----          -----          -----          -----
Net income (loss) before extra ordinary item             8.2            7.4           (1.5)           6.6
Extraordinary item                                        --             --            0.9             --
                                                       -----          -----          -----          -----
Net Income (loss) after extra ordinary item              8.2%           7.4%           2.3%           6.6%
                                                       =====          =====          =====          =====

        Revenues. Total revenues increased 43.6% from $13.9 million for the three months ended September 30, 1998 to $20.0 million for three months ended September 30, 1999. The increase in product revenues for the three month and nine month periods ended September 30, 1999, reflected an increase in the volume of sales of GaAs and InP substrates to existing domestic and international customers and the addition of new customers, which offset a decline in Lyte Optronics' sales. In addition, the 1999 results include the sale of laser diodes and LED's in the amount of $3.9 million and $13.2 million for the three months and nine months, respectively, which were not included in the 1998 results. We introduced LED's in the second quarter of 1999. Ge substrate sales were $315,000 lower in the third quarter of 1999 when compared to the third quarter of 1998, and were $527,000 lower in sales for the nine months ended September 30, 1999 when compared to the nine months ended September 30, 1998. These decreases were due in part to a request by a major Ge customer for a two-month suspension in shipments due to their excess inventory.

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

        Gross margin. Total gross margin decreased from 36.1% to 34.7% of total revenues for the three months ended September 30, 1998, and September 30, 1999, respectively. This decrease is due to a mix of different factors.

The inclusion of the Alpha laser-diode and LED divisions in the 1999 amounts resulted in an increase in gross margin. Alpha's laser-diode and LED division benefited from the transition of manufacturing operations to China in the first quarter of 1999, and Lyte's consumer products division benefited from the 1998 closing of their Arizona manufacturing facility, which lowered our labor costs and improved our gross margins in 1999. In 1999, gross margins from Ge substrates were lower, which offset, in part, the higher yields achieved in GaAs and InP production. The lower gross margins from Ge substrates in 1999 were primarily the result of pricing declines in the Ge industry generally. The decrease in gross margin for the nine months ended September 30, 1999 is primarily due to charges for returned merchandise and increased warranty amounts for the consumer products division.

        Selling, general and administration expenses. Selling, general and administrative expenses increased from $2.5 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999, and increased 38.9% from $7.2 million for the nine months ended September 30, 1998 to $10.0 million for the nine months ended September 30, 1999. These increases resulted primarily from the inclusion of the Alpha division in the 1999 results. The Alpha division added $652,000 and $2.6 million to the selling, general and administrative expenses in the three months and nine months ended September 30, 1999, respectively. This increase was partially offset by a decrease in selling, general and administrative expenses by the Lyte division, as a result of the closing of a manufacturing facility located in Arizona in 1998 as mentioned above. Selling, general and administrative expenses as a percentage of total revenues decreased from 18.2% for the three months ended September 30, 1998 to 15.6% for the three months ended September 30, 1999, and decreased as a percentage of total revenues from 17.8% for the nine months ended September 30, 1998 to 16.7% for the nine months ended September 30, 1999. These decreases primarily reflect the closing of the facility in Arizona by Lyte and the control of our expenses combined with an increase in our total revenues.

        Research and development expenses. Research and development expenses decreased 18.2% from $819,000 for the three months ended September 30, 1998 to $670,000 for the three months ended September 30, 1999, and were flat at $2.2 million for the nine months ended September 30, 1998 and 1999. The decrease for the three months ended September 30, 1999 was primarily due to a reduction of consulting fees and materials purchased at the substrate division.

        Acquisition cost. As part of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses associated with the transaction in the approximate amount of $2.8 million. Such expenses include the fees paid to our investment bankers, accountants, attorneys, and other outside consultants and related transaction expenses.

        Interest expense. Interest expense increased from $325,000 for the three months ended September 30, 1998 to $752,000 for the three months ended September 30, 1999, and increased from $837,000 for the nine months ended September 30, 1998 to $1.5 million for the nine months ended September 30, 1999. These increases primarily reflect the inclusion of the laser-diode and LED business in the 1999 results. As part of the acquisition, we added about $11.0 million in debt, of which we repaid approximately $6.0 million in June 1999. The additional interest from the inclusion of the laser-diode and LED business was $213,000 and $599,000 for the three months and nine months ended September 30, 1999, respectively.

        Other income and expense. Other income and expense decreased 5.2% from $248,000 for the three months ended September 30, 1998 to $235,000 for the three months ended September 30, 1999. Other income and expense increased from $219,000 for the nine months ended September 30, 1998 to $380,000 for the nine months ended September 30, 1999. The decrease for the three months ended September 30, 1999 was primarily due to lower interest income on short-term investments offset by exchange rate gains. The increase for the nine months ended September 30, 1999 was primarily due to exchange rate gains.

        Provision for income taxes. Income tax expense, as adjusted for acquisition costs of $2.8 million in 1999, declined from 38.8% of income before provision of income taxes for the nine months ended September 30, 1998 to 38.0% for the nine months ended September 30, 1999.

        Extraordinary Item, net of tax benefits. In connection with the acquisition of Lyte, we incurred prepayment penalties associated with a loan that we repaid as part of the transaction. This one-time charge is shown, net of tax benefits, as an extraordinary item in the second quarter of 1999, which is reflected in the nine months ended September 30, 1999.

Liquidity and Capital Resources

        During the past five years, we have funded our operations primarily from cash provided by operations, short-term and long-term borrowings and a private financing of $5.9 million for Preferred Stock completed in March 1997. We completed our initial public offering in May 1998, and raised approximately $25.8 million, net of offering expenses. In December 1998 we completed our taxable bond offering and raised approximately $11.6 million. As of September 30, 1999, we had working capital of $37.3 million, including cash and cash equivalents of $4.9 million, compared to working capital at December 31, 1998 of $41.6 million, including cash and cash equivalents of $16.4 million.

        During the nine months ended September 30, 1999, net cash used in operations of $7.0 million was primarily due to increases in inventories of $8.1 million, accounts receivable of $4.2 million, prepaid and other assets of $5.1 million and a loss of $1.3 million, offset in part by depreciation of $4.1 million and increases in accounts payable and accrued liabilities of $7.8 million. The increases in accounts receivable, inventory and accounts payable and accrued liabilities were primarily the result of the 46.8% increase in total revenues from the prior nine months ended September 30. In addition, raw materials inventories increased in anticipation of large orders for the upcoming quarters. The increase in prepaid and other assets was primarily due to deposits for Ge raw material, prepaid research and development expenses.

        Net cash used in investing activities was $4.1 million for the nine months ended September 30, 1999, and was due primarily to the purchase of property, plant and equipment in our Fremont facilities as well as our new facility in Beijing, China.

        Net cash used in financing activities was $422,000 for the nine months ended September 30, 1999, and was generated primarily from our issuance of Common Stock in the amount of $956,000 and short-term borrowings of $2.4 million, offset by repayments of long-term borrowings and capital leases of $3.6 million. The Common Stock was issued primarily to employees exercising their stock options or purchasing stock through our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Since many of the Company's Japanese and Taiwanese invoices are denominated in yen, the Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. As of September 30, 1999, the Company's outstanding commitments with respect to the foreign exchange contracts had a total value of approximately $3.8 million. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, the Company attempts to minimize the impact of foreign exchange fluctuations.


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

        (b) In connection with the acquisition of Lyte Optronics, we issued an aggregate of 2,247,465 Common Stock and 980,655 shares of Series A Preferred Stock to the existing stockholders of Lyte Optronics in exchange for all of the outstanding shares of capital stock of Lyte Optronics, and we assumed options to acquire 101,501 shares of our Common Stock and warrants convertible into 13,557 shares of our Common Stock (collectively the "Merger Shares"). The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4(2). Lyte Optronics retained a purchaser representative on behalf of their stockholders who had knowledge and experience in financial and business matters such that the purchaser representative was capable of evaluating the merits and risks of the investment. The stockholders of Lyte Optronics had access to all relevant information regarding us necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of Lyte Optronics were provided with an information statement setting forth information about the Company and the Merger. There was no general solicitation or advertising involved in the acquisition. Prudential Securities, Inc., to whom we paid a fee of $800,000, advised us on the acquisition.

Item 6. Exhibits and reports on Form 8-K

a.      Exhibits

                27.1 Financial Data Schedule

b.      Reports on Form 8-K

                (1) On June 14, 1999, we filed a report on Form 8-K reporting the acquisition of Lyte Optronics, Inc.


                (2) On August 28, 2000, we filed a report on Form 8-K/A to amended the report on Form 8-K that was originally filed on June 14, 1999.

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                            AMERICAN XTAL TECHNOLOGY, INC.



Dated: August 28, 2000                      By: /s/ Donald L. Tatzin
                                               ---------------------------------
                                                       Donald L. Tatzin
                                                   Chief Financial Officer