Form 10-Q
period 2000-09-30
AXT INC
filed 2000-10-27
CIK 1051627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549
                          ----------------------------
                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

or

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at September 30, 2000
                  -----                       ---------------------------------
      Common Stock, $.001 par value                       21,963,319

================================================================================

                                    AXT, INC.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements.

                Condensed Consolidated Balance Sheets at September 30, 2000 and December 31, 1999

                Condensed Consolidated Income Statements for the three and nine months ended September 30, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999

                Notes To Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION


        Item 6. Exhibits and Reports on Form 8-K

                Signatures






PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                    AXT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                                September 30,    December 31,
                                                                     2000           1999
                                                                  ---------       ---------
                                                                 (Unaudited)
Assets:
     Current assets
          Cash and cash equivalents                               $  69,772       $   6,062
          Accounts receivable, net of allowance for doubtful
              accounts of $1,616 and $778                            24,112          17,561
          Inventories                                                46,711          35,470
          Prepaid expenses and other current assets                   9,371           8,945
          Deferred income taxes                                       4,585           3,210
                                                                  ---------       ---------
              Total current assets                                  154,551          71,248
     Property, plant and equipment, net                              61,284          40,865
     Other assets                                                     3,664           1,405
     Goodwill                                                         1,795           2,244
                                                                  ---------       ---------
              Total assets                                        $ 221,294       $ 115,762
                                                                  =========       =========

Liabilities and Stockholders' Equity:
      Current liabilities
          Short-term bank borrowing                               $       -       $  11,298
          Accounts payable                                           10,227           8,294
          Accrued liabilities                                        15,429           7,464
          Current portion of long-term debt                           1,338           1,568
          Current portion of capital lease obligation                 7,443           2,162
                                                                  ---------       ---------
              Total current liabilities                              34,437          30,786
     Long-term debt, net of current portion                          14,156          15,254
     Long-term capital lease, net of current portion                  8,252           6,853
    Other long-term liabilities                                         150             410
                                                                  ---------       ---------
              Total liabilities                                      56,995          53,303
                                                                  ---------       ---------
     Stockholders' equity:
           Preferred stock
               $.001 par value per share; 2,000 shares
               authorized; 981 shares issued and outstanding              1               1
               Additional paid-in capital                             3,989           3,989
           Common stock
               $.001 par value per share; 100,000 shares
               authorized; 21,963 and 18,659 shares
               issued and outstanding respectively                       22              19
               Additional paid-in capital                           140,830          46,321
           Deferred compensation                                       (134)           (217)
           Retained earnings                                         19,597          12,370
           Cumulative translation adjustments                            (6)            (24)
                                                                  ---------       ---------
              Total stockholders' equity                            164,299          62,459
                                                                  ---------       ---------
          Total liabilities and stockholders' equity              $ 221,294       $ 115,762
                                                                  =========       =========



See accompanying notes to these unaudited condensed consolidated financial statements.

                                   AXT, INC.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended            Nine Months Ended
                                                           September 30,               September 30,
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Revenue                                              $ 34,441       $ 20,017       $ 87,319       $ 59,697
Cost of revenue                                        19,773         13,077         51,971         43,288
                                                     --------       --------       --------       --------
Gross profit                                           14,668          6,940         35,348         16,409
Operating expenses:
   Selling, general and administrative                  5,918          3,113         14,335          9,956
   Research and development                             3,291            670          7,142          2,190
   Acquisition costs                                        -              -              -          2,810
                                                     --------       --------       --------       --------
              Total operating expenses                  9,209          3,783         21,477         14,956
                                                     --------       --------       --------       --------
Income from operations                                  5,459          3,157         13,871          1,453
Interest expense                                          762            752          2,680          1,535
Other (income) and expense                                 16           (235)          (482)          (380)
                                                     --------       --------       --------       --------
Income before provision for income taxes                4,681          2,640         11,673            298
Provision for income taxes                              1,779          1,003          4,446          1,181
                                                     --------       --------       --------       --------
Net Income (loss) before extraordinary item             2,902          1,637          7,227           (883)
Extraordinary item                                          -              -              -            508
                                                     --------       --------       --------       --------
Net Income (loss)                                    $  2,902       $  1,637       $  7,227       $ (1,391)
                                                     ========       ========       ========       ========
Basic income (loss) per share:
  Income before extraordinary item                   $   0.15       $   0.09       $   0.37       $  (0.05)
  Extraordinary item                                                                                 (0.03)
  Net income                                             0.15           0.09           0.37          (0.07)

Diluted income (loss) per share:
  Income before extraordinary item                   $   0.14       $   0.08       $   0.34       $  (0.05)
  Extraordinary item                                                                                 (0.03)
  Net income                                             0.14           0.08           0.34          (0.07)

Shares used in per share calculations:
  Basic                                                19,832         18,482         19,595         18,610
  Diluted                                              21,226         19,946         21,062         18,610




See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                      2000           1999
                                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss):                                                             $  7,227       $ (1,391)
        Adjustments to reconcile net income (loss) to cash used in operations:
             Depreciation                                                              4,558          4,097
             Deferred income taxes                                                    (1,375)          (404)
             Amortization of goodwill                                                    449            449
             Stock compensation                                                           83             83
             Changes in assets and liabilities:
                 Accounts receivable                                                  (6,551)        (4,216)
                 Inventories                                                         (11,241)        (8,147)
                 Prepaid expenses and other current assets                              (426)        (5,057)
                 Other assets                                                         (2,259)          (160)
                 Accounts payable                                                      1,933          2,101
                 Accrued liabilities                                                   7,965          5,725
                 Other long-term liabilities                                            (260)          (103)
                                                                                    --------       --------
                    Net cash provided by (used in) operating activities                  103         (7,023)
                                                                                    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (16,807)        (4,123)
                                                                                    --------       --------
                    Net cash used in investing activities                            (16,807)        (4,123)
                                                                                    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
        Issuance of common stock                                                      94,512            745
        Capital leases                                                                (1,490)          (704)
        Short-term bank borrowings                                                   (11,298)         2,417
        Long-term debt borrowings                                                     (1,328)        (2,880)
                                                                                    --------       --------
                    Net cash provided by (used in) financing activities               80,396           (422)
                                                                                    --------       --------
Effect of exchange rate changes                                                           18             13
                                                                                    --------       --------
Net increase (decrease) in cash and cash equivalents                                  63,710        (11,555)
Cash and cash equivalents at the beginning of the period                               6,062         16,438
                                                                                    --------       --------
Cash and cash equivalents at the end of the period                                  $ 69,772       $  4,883
                                                                                    ========       ========

Non cash activity:
     Purchase of PP&E through capital leases                                        $  8,170       $  2,654
                                                                                    ========       ========
     Retirements of property, plant and equipment                                   $ (1,558)      $      -
                                                                                    ========       ========



See accompanying notes to these unaudited condensed consolidated financial statements.

                                    AXT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make a number of estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 1999 Annual Report on Form 10-K and its Registration Statement dated September 19, 2000 on Form S-3 filed with the Securities and Exchange Commission.

Note 2. Net Income (Loss) Per Share

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands except per share data):

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     ----------------------      ----------------------
                                                       2000          1999          2000          1999
                                                     --------      --------      --------      --------
Numerator:
     Net income (loss)                               $  2,902      $  1,637      $  7,227      $ (1,391)
                                                     ========      ========      ========      ========
Denominator:
     Denominator for basic earnings per share -
         weighted average common shares                19,832        18,482        19,595        18,610
     Effect of dilutive securities:
         Common stock options                           1,394         1,464         1,467
                                                     --------      --------      --------      --------
Denominator for dilutive earnings per share          $ 21,226      $ 19,946      $ 21,062      $ 18,610
                                                     ========      ========      ========      ========

Basic earnings per share                             $   0.15      $   0.09      $   0.37      $  (0.07)
Diluted earnings per share                           $   0.14      $   0.08      $   0.34      $  (0.07)

        Common equivalent shares of approximately 1.2 million are excluded from the computation of diluted earnings per share for the nine-month period ended September 30, 1999, as their effect is antidilutive.

Note 3. Inventories

        The components of inventory are summarized below (in thousands):


                         September 30,       December 31,
                             2000                1999
                         -------------       ------------
Inventories:
      Raw materials        $19,490             $13,503
      Work in process       22,110              16,151
      Finished goods         5,111               5,816
                           -------             -------
                           $46,711             $35,470
                           =======             =======



Note 4. Comprehensive Income

The components of comprehensive income are summarized below (in thousands):


                                                Three months ended         Nine months ended
                                                  September 30,              September 30,
                                              ---------------------      --------------------
                                                2000          1999         2000         1999
                                              -------       -------      -------      -------
Net Income (loss)                             $ 2,902       $ 1,637      $ 7,227      $(1,391)
Foreign currency translation gain (loss)         (104)           66           18           13
                                              -------       -------      -------      -------
Comprehensive income                          $ 2,798       $ 1,703      $ 7,245      $(1,378)
                                              =======       =======      =======      =======


Note 5. Segment Information

Selected industry segment information is summarized below (in thousands):

                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                                -------------------------       -------------------------
                                                   2000            1999            2000            1999
                                                ---------       ---------       ---------       ---------
Substrates
      Net revenues from external customers      $  31,686       $  15,030       $  77,024       $  41,167
      Gross profit                                 14,614           6,225          35,763          16,606
      Operating income                              8,717           4,371          23,136           8,394
      Identifiable assets                         182,183          83,500         182,183          83,500
Visible emitters
      Net revenues from external customers          1,446           3,889           6,312          13,280
      Gross profit (loss)                              83             920          (1,039)            810
      Operating income (loss)                      (2,421)             97          (8,015)         (2,787)
      Identifiable assets                          34,117          22,547          34,117          22,547
Consumer products
      Net revenues from external customers          1,309           1,098           3,983           5,250
      Gross profit (loss)                             (29)           (205)            624          (1,007)
      Operating loss                                 (837)         (1,311)         (1,250)         (4,154)
      Identifiable assets                           4,994           5,596           4,994           5,596
Total
      Net revenues from external customers         34,441          20,017          87,319          59,697
      Gross profit                                 14,668           6,940          35,348          16,409
      Operating income (loss)                       5,459           3,157          13,871           1,453
      Identifiable assets                         221,294         111,643         221,294         111,643


The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on the country of the customer are summarized below (in thousands):

                                        Three months ended         Nine months ended
                                          September 30,             September 30,
                                       --------------------      --------------------
                                         2000         1999         2000         1999
                                       -------      -------      -------      -------
Net revenues:
           United States               $18,167      $11,068      $46,037      $31,061
           Europe                        2,063        1,786        8,019        5,479
           Canada                        3,709           46        4,920          170
           Japan                         2,937        1,337        7,373        4,418
           Asia Pacific and other        7,565        5,780       20,970       18,569
                                       -------      -------      -------      -------
           Consolidated                $34,441      $20,017      $87,319      $59,697
                                       =======      =======      =======      =======


Note 6. New Debt Financing

        On August 28, 2000, the Company entered into a new 21-month $20 million line of credit and additional long-term loans of $6.0 million with its bank. The interest rate on the line of credit varies with the banks prime rate and the Company's debt ratio. This line of credit is secured by all business assets, less equipment, and expires on May 31, 2002. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of September 30, 2000. At September 30, 2000, there were no borrowings outstanding under the $20 million line of credit.

Note 7. Common Stock Sale

        In September 2000, the Company completed its public offering of 2.53 million shares of common stock including the exercise of the underwriters' over-allotment option at $34.25 per share. The Company sold 2.51 million shares and a selling stockholder sold 20,000 shares. Net proceeds to the Company, before offering expenses, were approximately $81.7 million. Offering expenses to date are approximately $912,000. On July 25, 2000, the Company raised $8.5 million for the sale of 234,115 shares of common stock in a private securities offering. For the nine months ended September 30, 2000, the Company received $5.2 million in proceeds from the exercise of stock options from the employee stock option plan and stock purchases from the employee stock purchase plan.

Note 8. Commitments

        The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2000 and December 31, 2001 with a current contract value of approximately $53.3 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $1.3 million are included as deferred revenue in accrued liabilities at September 30, 2000.

Note 9. Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its Registration Statement dated September 19, 2000 as filed on Form S-3 with the Securities and Exchange Commission and the condensed consolidated financial statements included elsewhere in this report.


Results of Operations

        The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                       ---------------------          ----------------------
                                                        2000           1999            2000            1999
                                                       ------         ------          ------          ------
Revenues                                                100.0%         100.0%          100.0%          100.0%
Cost of revenues                                         57.4           65.3            59.5            72.5
                                                       ------         ------          ------          ------
Gross profit                                             42.6           34.7            40.5            27.5
Operating expenses:
   Selling, general and administrative                   17.2           15.6            16.4            16.7
   Research and development                               9.6            3.3             8.2             3.7
   Acquisition costs                                        -              -               -             4.7
                                                       ------         ------          ------          ------
              Total operating expenses                   26.8           18.9            24.6            25.1
                                                       ------         ------          ------          ------
Income (loss) from operations                            15.8           15.8            15.9             2.4
Interest expense                                          2.2            3.8             3.1             2.6
Other income and expense                                    -           (1.2)           (0.6)           (0.6)
                                                       ------         ------          ------          ------
Income (loss) before provision for income taxes          13.6           13.2            13.4             0.5
Provision for income taxes                                5.2            5.0             5.1             2.0
                                                       ------         ------          ------          ------
Net income (loss) before extraordinary item               8.4            8.2             8.3            (1.5)
Extraordinary item                                          -              -               -             0.9
                                                       ------         ------          ------          ------
Net Income (loss) after extraordinary item                8.4%           8.2%            8.3%           (2.3)%
                                                       ======         ======          ======          ======


Three months ended September 30, 2000 compared to three months ended September 30, 1999

        Revenues. Revenues increased $14.4 million, or 72.1%, to $34.4 million for the three months ended September 30, 2000, compared to $20.0 million for the three months ended September 30, 1999. The increase in revenues was primarily due to a $16.7 million, or 110.8%, increase in substrate sales comprised of a 124.1% increase in sales of GaAs substrates and a 456.8% increase in sales of InP substrates, offset by a 79.1% decrease in sales of Ge substrates and a 100% decrease in contract revenues at the substrate division. The increase in GaAs and InP substrate sales was primarily due to increased sales volume to existing and new domestic and foreign customers due in part to strong growth in the fiber optic and wireless handset markets. The decrease in Ge sales is the result of a cancellation of a contract by a major customer due to weakness in the satellite market. Sales at our visible emitter division decreased $2.4 million, or 62.8% of visible emitter sales to $1.4 million due to an 87.7% decrease in sales of laser diodes, offset by an increase in sales of HBLEDs. The decrease in laser diode sales and the increase in HBLED sales reflects our change in emphasis in the future direction of the visible emitter division.

        International revenues increased to 47.3% of total revenues for the three months ended September 30, 2000 compared to 44.7% of total revenues for the three months ended September 30, 1999. The increase in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to Japan.

        Gross margin. Gross margin increased to 42.6% of total revenues for the three months ended September 30, 2000 compared to 34.7% of total revenues for the three months ended September 30, 1999. The gross margin at the substrate division increased to 46.1% of substrate revenues for the three months ended September 30, 2000 compared to 41.4% of substrate revenues for the period ended September 30, 1999. The increase was primarily due to higher volume and the realization of lower labor and manufacturing overhead costs as a result of expanding our wafer production capacity in China. The gross margin at the visible emitter division decreased to 5.7% of visible emitter revenues for the three months ended September 30, 2000 compared to 23.7% of visible emitter revenues for the period ended September 30, 1999. The decrease was primarily due to increased costs associated with the start-up of HBLED and other product production.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.8 million, or 90.1%, to $5.9 million for the three months ended September 30, 2000, compared to $3.1 million for the three months ended September 30, 1999. As a percentage of total revenues, selling, general and administrative expenses were 17.2% for the three months ended September 30, 2000 compared to 15.6% for the three months ended September 30, 1999. Selling, general and administrative expenses increased 90.1% compared to increased total revenues of 72.1% for the three months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current and future increases in sales volume.

        Research and development expenses. Research and development expenses increased $2.6 million, or 391.2%, to $3.3 million for the three months ended September 30, 2000, compared to $670,000 for the three months ended September 30, 1999. As a percentage of total revenues for these three-month periods, research and development expenses were 9.6% in 2000 and 3.3% in 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support HBLED and VCSEL research and development at the visible emitter division and 6" GaAs and 4" InP substrate research and development at the substrate division.

        Interest expense. Interest expense increased $10,000, or 1.3%, to $762,000 for the three months ended September 30, 2000 compared to $752,000 for the three months ended September 30, 1999.

        Other income and expense. Other income and expense decreased $251,000 to $16,000 for the three months ended September 30, 2000, compared to income of $235,000 for the three months ended September 30, 1999. The decrease was primarily due to lower foreign exchange gains.

        Provision for income taxes. Income tax expense remained at our effective tax rate of 38.0% for the three months ended September 30, 2000 and 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

        Revenues. Revenues increased $27.6 million, or 46.3%, to $87.3 million for the nine months ended September 30, 2000 compared to $59.7 million for the nine months ended September 30, 1999. The increase in revenues was primarily due to a $35.9 million, or 87.1% increase in substrate sales comprised of a 107.0% increase in sales of GaAs substrates and a 333.6% increase in InP substrates offset by a 73.8% decrease in sales of Ge substrates and a 100% decrease in contract revenues at the substrate division. The increase in GaAs and InP substrate sales was due to increased sales volume to existing and new domestic and foreign customers due in part to strong growth in the fiber optic wireless handset markets. The decrease in Ge sales was the result of a cancellation of a contract by a major customer due to weakness in the satellite market. Sales at our visible emitter division decreased $7.0 million, or 52.5% of visible emitter sales to $6.3 million due to a 58.5% decrease in sales of laser diodes, offset by a 100% increase in sales of HBLEDs. The decrease in laser diode sales and increase in HBLED sales reflects our change in emphases in the future direction of the visible emitter division. Sales at our consumer products division decreased $1.3 million, or 24.1% of consumer product sales, due to declining sales prices and lower demand for laser pointer products.

        International revenues decreased to 47.3% of total revenues for the nine months ended September 30, 2000, compared to 48.0% of total revenues for the nine months ended September 30, 1999. The decrease in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to domestic customers.

        Gross margin. Gross margin increased to 40.5% of revenues for the nine months ended September 30, 2000, compared to 27.5% of revenues for the nine months ended September 30, 1999. The gross margin at the substrate division increased to 46.4% of substrate revenues for the nine months ended September 30, 2000, compared to 40.3% of substrate revenues for the period ended September 30, 1999. The increase was primarily due to higher volume and the realization of lower labor and manufacturing overhead costs as a result of expanding our wafer production capacity in China. The gross margin at the visible emitter division decreased to negative 16.5% of visible emitter revenues for the nine months ended September 30, 2000, compared to 6.1% of visible emitter revenues for the period ended September 30, 1999. The decrease was primarily due to increased costs associated with the start-up of HBLED and other new product production. The gross margin at the consumer products division increased to 15.7% of consumer product revenues for the nine months ended September 30, 2000 compared to negative 19.2% of consumer product revenues for the nine months ended September 30, 1999. The increase was primarily due to manufacturing process improvements and cost reductions.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.4 million, or 44.0%, to $14.3 million for the nine months ended September 30, 2000 compared to $10.0 million for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses were primarily due to increases in personnel and related expenses required to support current and future increases in sales volume. As a percentage of total revenues, selling, general and administrative expenses were 16.4% for the nine months ended September 30, 2000 and 16.7% for the nine months ended September 30,1999. Selling, general and administrative expenses increased 44.0% compared to increased total revenues of 46.3% for the nine months ended September 30, 2000.

        Research and development expenses. Research and development expenses increased $5.0 million, or 226.1%, to $7.1 million for the nine months ended September 30, 2000 compared to $2.2 million for the nine months ended September 30, 1999. As a percentage of total revenues for these nine-month periods, research and development expenses were 8.2% in 2000 and 3.7% in 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support HBLED and VCSEL research and development at the visible emitter division and 6" GaAs and 4" InP substrate research and development at the substrate division.

        Interest expense. Interest expense increased $1.1 million, or 74.6%, to $2.7 million for the nine months ended September 30, 2000, compared to $1.5 million for the nine months ended September 30, 1999. The increase was primarily due to interest on short-term debt used to finance the short-term liquidity needs resulting from our increased sales volume and the addition of certain capital leases to finance equipment purchases.

        Other income and expense. Other income and expense increased $102,000 to $482,000 for the nine months ended September 30, 2000 compared to $380,000 for the nine months ended September 30, 1999. The increase was primarily due to higher foreign exchange gains.

        Provision for income taxes. Income tax expense remained at our effective tax rate of 38.0% for the nine months ended September 30, 2000 and 1999. For the nine months ended September 30, 1999, income tax expense was adjusted for non-deductible acquisition costs of $2.8 million.

Liquidity and Capital Resources

        Working capital increased $79.6 million, or 196.9%, to $120.1 million at September 30, 2000 compared to $40.5 million at December 31, 1999. The increase was primarily due to the increase in cash and cash equivalents resulting from the sale of common stock in our public offering completed in September, 2000, and the private placement completed in July, 2000.

        Cash generated from operating activities generated $103,000 for the nine months ended September 30, 2000 compared to cash used in operating activities of $7.0 million for the nine months ended September 30, 1999. The increase was primarily due to increased profitability at the substrate division. Cash generated from operations for the nine months ended September 30, 2000 was primarily used to finance an $11.2 million increase in inventories.

        We invested $25.0 million in capital expenditures during the nine months ended September 30, 2000 compared to $6.8 million during the nine months ended September 30, 1999. The increase in spending was primarily due to facility expansion and equipment additions in order to increase crystal growth and wafer processing capacity at the substrate division as well as facility expansion and equipment additions at the visible emitter division to begin volume epitaxy, wafer processing and chip production for HBLEDs.

        We are currently engaged in constructing an additional 32,000 square foot building in Beijing, China to expand substrate wafer processing facilities and a 27,000 square foot building in El Monte, California to expand HBLED and VCSEL production. We are also constructing improvements to the existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity. We expect to invest approximately $47 million in additional facilities and equipment over the next 12 months.

        Cash provided by financing activities for the nine months ended September 30, 2000 includes $94.5 million from the sale of common stock. On September 25, 2000 we raised $70.1 million for the sale of 2.18 million shares of common stock in a public offering. On September 29, 2000 we raised $10.7 million from the sale of 330,000 shares of common stock to the underwriters of the public offering when they exercised their over-allotment option. On July 25, 2000 we raised $8.5 million from the private placement of 234,115 shares of common stock to eleven stockholders. For the nine months ended September 30, 2000, we received $5.2 million in proceeds from the exercise of stock options from the employee stock option plan and stock purchases from the employee stock purchase plan.

        Total debt was $31.2 million at September 30, 2000 compared to $37.1 million at December 31, 1999.

        We currently have a $20.0 million line of credit with a commercial bank at an interest rate that varies with the banks prime rate and our debt ratio. This line of credit is secured by all business assets, less equipment, and expires on May 31, 2002. This line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements, which were met as of September 30, 2000. We must obtain the lender's approval to obtain additional borrowings or to further pledge our assets, except for borrowings obtained in the normal course of business or the pledging of equipment. At September 30, 2000, there were no borrowings outstanding under the $20.0 million line of credit.

        We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 10.0% per annum. Some of our manufacturing facilities have been financed by long-term borrowings, which were repaid by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 2.0% below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds is secured by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem in whole or in part the bonds during their term. At September 30, 2000, $10.6 million was outstanding under these bonds.

        We anticipate that the combination of existing working capital and the borrowings available under the current credit agreements together with the net proceeds from the offerings discussed above, will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. However, our future capital requirements will be dependent on many factors including the rate of our revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of our manufacturing facilities, the expansion of our selling and marketing and administrative activities, and market acceptance of our products. We may need to raise additional equity and debt financing in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. These contracts are accounted for using hedge accounting, under which the change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2000, the Company's outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $1.8 million.


PART II FINANCIAL INFORMATION

Item 1. Exhibits and reports on Form 8-K

a.      Exhibits

               27.1   Financial Data Schedule

b.      Reports on Form 8-K

               None

                                   SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                           AXT, INC.

Dated:   October 26, 2000                  By:     /s/    Morris S. Young
                                               ---------------------------------
                                                       Morris S. Young
                                                   Chief Executive Officer

Dated:   October 26, 2000                  By:     /s/    Donald L. Tatzin
                                               ---------------------------------
                                                       Donald L. Tatzin
                                                   Chief Financial Officer

Dated:   October 26, 2000                  By:     /s/    John Drury
                                               ---------------------------------
                                                       John Drury
                                                   Corporate Controller

                               INDEX TO EXHIBITS
                               -----------------

a.      Exhibits

               27.1   Financial Data Schedule