Form 10-K
period 2000-12-31
AXT INC
filed 2001-02-26
CIK 1051627

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on December 31, 2000 as reported on the Nasdaq National Market, was approximately $662,397,732. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     As of January 31, 2001, 22,025,628 shares, $.001 par value, of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the registrant's 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report.

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

ITEM 1. BUSINESS -- OVERVIEW

     We design, develop, manufacture and distribute high-performance compound semiconductor substrates, as well as opto-electronic semiconductor devices, such as high-brightness light emitting diodes, or HBLEDs, and vertical cavity surface emitting lasers, or VCSELs. Our substrate products are used primarily in fiber optic communications, wireless communications and lighting display applications. We believe our proprietary vertical gradient freeze, or VGF, technique for manufacturing compound semiconductor substrates provides significant benefits over traditional methods and has enabled us to become a leading manufacturer of compound semiconductor substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide, or GaAs, substrates and have used VGF technology to manufacture substrates from other materials, such as indium phosphide, or InP, and germanium, or Ge. Customers for our substrates include Alpha Industries, Agilent Technologies, EMCORE, Nortel Networks, RF Micro Devices, SDL and Sumitomo Chemical. Our acquisition of Lyte Optronics provided us with expertise in epitaxial processes for manufacturing opto-electronic semiconductor devices. We have used these capabilities to make blue, green and cyan HBLEDs and VCSELs. Our opto-electronic semiconductor devices are used in a wide range of applications, such as solid-state lighting and fiber optic communications. We have recently undertaken an initiative to significantly expand our substrate and device manufacturing capacity and to reduce the overall cost structure of our manufacturing operations.

INDUSTRY BACKGROUND

     Historically, most semiconductor devices were created on a single crystal base material, or substrate, of silicon. Today, however, a growing number of electronic and opto-electronic devices are being developed with requirements that exceed the capabilities of silicon. Many of these devices address the continually increasing demand to send, receive and display information on high-speed wireless and wireline networks. This demand has created a growing need for power-efficient high-performance systems that can operate at high frequencies and can be produced cost-effectively in high volumes. These systems enable the growth and development of a wide range of end-user applications. For example, International Data Corporation, or IDC, expects the number of mobile wireless devices for Internet access and other data transmission to grow from
10.0 million units in 1999 to more than 562.0 million units by 2004.

     Other examples of applications for these systems include:

     - fiber optic networks and optical systems within these networks;

     - new voice and high-speed wireless data systems;

     - infrared emitters and optical detectors in computer systems;

     - solid-state lighting, including exterior and interior automobile lighting; and

     - satellite communications systems.

     As a result of the limitations of silicon-based technologies, semiconductor device manufacturers are increasingly using compound semiconductor substrates to improve the performance of semiconductor devices and to enable these new applications. This shift is occurring even though these compound semiconductor substrates are more expensive. Compound semiconductor substrates are composed of multiple elements that include a metal, such as gallium, aluminum or indium, and a non-metal, such as arsenic, phosphorus or nitrogen. The resulting compounds include gallium arsenide, indium phosphide and gallium nitride. Advantages of devices manufactured on compound substrates over devices manufactured using silicon substrates include:

     - operation at higher speeds;

     - lower power consumption;

     - less noise and distortion; and

     - opto-electronic properties that enable devices to emit and detect light.

     The first step in producing a compound semiconductor substrate is to grow a crystal of the materials. Historically, two processes have been used to grow crystals: the Liquid Encapsulated Czochralski, or LEC, technique and the Horizontal-Bridgeman, or HB, technique. We believe two trends are reducing the appeal of these techniques: more semiconductor devices are being formed using an epitaxial process and semiconductor device manufacturers are switching their production lines to six-inch diameter substrates. The LEC and HB techniques each have difficulties producing six-inch, high-quality, low-cost compound semiconductor substrates for epitaxial processing. We introduced our VGF technique in 1986 to respond to the limitations inherent in the LEC and HB techniques.

     Compound semiconductor substrates enable the development of a wide range of electronic products including power amplifiers and radio frequency integrated circuits used in wireless handsets. Compound substrates can also be used to create opto-electronic products including HBLEDs and VCSELs used in solid state lighting and fiber optic communications.

     HBLEDs are solid-state compound semiconductor devices that emit light. The global demand for HBLEDs is experiencing rapid growth because HBLEDs have a long useful life, consume approximately 10% of the power consumed by incandescent or halogen lighting and improve display visibility. Applications where HBLEDs are increasingly used include wireless handset displays, automotive displays, full color video displays, traffic lights and various consumer applications. According to Strategies Unlimited, an independent industry analyst, the market for HBLEDs is expected to grow from $1.2 billion in 2000 to approximately $3.3 billion by 2005.

     VCSELs are semiconductor lasers that emit light in a cylindrical beam and offer significant advantages over traditional laser diodes, including greater control over beam size and wavelength, reduced manufacturing complexity and packaging costs, lower power consumption and higher frequency performance. Electronics and computing systems manufacturers are using VCSELs in a broad range of end-market applications, including fiber optic switching and routing, such as Gigabit Ethernet for communications networks and Fibre Channel for storage area networks. According to ElectroniCast, an independent industry analyst, the market for VCSELs is expected to grow from $262.0 million in 1999 to approximately $3.4 billion by 2004.

THE AXT ADVANTAGE

     We are a leading developer and supplier of high-performance compound semiconductor substrates and opto-electronic semiconductor devices, including HBLEDs and VCSELs. There are four key causes of our success:

     Our VGF technology is a competitive advantage. We pioneered the commercial use of VGF technology to manufacture GaAs substrates and we believe that through the use of VGF we have become the leading worldwide supplier of GaAs substrates. Our VGF process produces substrates with high mechanical strength and physical and chemical uniformity, as well as a low defect rate. The following changes in our customers' technologies are increasing demand for substrates with these features:

     - Greater use of epitaxy rather than ion implantation. Many of the newest generation of high-performance semiconductor devices for fiber optic and wireless communications applications, including heterojunction bipolar transistors, or HBTs, and pseudomorphic high electron mobility transistors, or

       PHEMTs, are popular because they offer lower power consumption and better device linearity than their predecessors. These devices are created using epitaxial processed substrates. Our VGF substrates are more suitable for these applications than are our competitors' products.

     - Switch to six-inch diameter wafers. Many of our semiconductor device manufacturing customers are switching their GaAs production lines to six-inch diameter substrates in order to reduce unit costs and increase capacity. Our VGF technique is better suited to developing six-inch substrates than are competing methods.

     - Introduction of InP substrates. Even GaAs cannot meet the requirements for increasing system performance and network bandwidth of some applications, including SONET OC-768 applications that operate at speeds up to 40 gigabits per second. Manufacturers of these devices are turning to InP substrates that can support these features. We have successfully used our VGF technique to develop InP and we were among the first to offer four-inch InP substrates.

     In addition, VGF technology gives us further benefits.

     - Customer technology independence. Our semiconductor device manufacturing customers often compete among themselves. For example, several of our customers compete for technological leadership in the wireless handset market. These customers or end-users all require devices made on GaAs substrates. We are, therefore, largely immune from the effects of such competition and benefit from an overall need for faster, more power efficient electronic and opto-electronic devices.

     - Faster and less expensive capacity expansion. We build our own crystal growing equipment rather than ordering it from third-party vendors. This capability, coupled with the fact that our equipment is less expensive and simpler to manufacture than LEC equipment, enables us to increase our capacity faster and at lower cost than our competitors. This ability is particularly beneficial in the current rapid growth environment for six-inch GaAs and all InP substrates. Retaining the equipment manufacturing process within AXT also helps protect our proprietary technology.

     Some customers specify VGF substrates. Our wafers are qualified with most of the key suppliers of GaAs and InP semiconductor devices. The qualification process, which is lengthy and must be repeated for each customer, can be a barrier to entry for a new material or supplier. Furthermore, certain of our customers now specify that they will only accept VGF-grown substrates for their manufacturing processes. As the businesses of these customers grow, we are well-positioned to grow with them as a key supplier.

     Our low-cost manufacturing is an advantage. We use our technology and economics of scale to be a low-cost manufacturer. Our expansion in China provides us with a combination of lower costs for facilities, labor and materials than we encounter in the United States and positions us to gain access to low-cost raw materials supply sources. Furthermore, as we increase our production capacity, we are able to spread fixed costs over a larger revenue base, thereby leveraging our cost structure and achieving economies of scale.

     We entered the opto-electronic semiconductor device market quickly through our acquisition of Lyte Optronics. Our acquisition of Lyte Optronics provided us with expertise in epitaxial processes for manufacturing high-volumes of opto-electronic semiconductor devices. High-quality epitaxy is a key requirement for most of today's advanced opto-electronic semiconductor devices, such as HBLEDs and VCSELs. Since acquiring Lyte Optronics, we have developed opto-electronic products that are among the more difficult to create using epitaxy, including green HBLEDs and VCSELs. We have filed five patent applications for our approach to fabricating HBLEDs. We believe that we can be an important additional domestic source of these devices.

THE AXT STRATEGY

     Our goals are to strengthen our position as the leading developer and supplier of high-performance compound semiconductor substrates and to develop a leading position in the market for opto-electronic semiconductor devices. Key elements of our strategy include:

     Expand GaAs substrate manufacturing capacity and decrease manufacturing cost structure. We are increasing our production capacity in order to increase our share of the market for GaAs substrates. We believe that we can extend our leadership position by increasing our manufacturing capacity more rapidly than competitors and in a manner that enables us to further lower unit production costs. Much of this capacity increase will be for production of our six-inch diameter GaAs substrates. We further believe that expanding our manufacturing operations in China will allow us to increase capacity more quickly and at lower cost. Furthermore, this expansion will allow us to form strategic alliances with suppliers of key raw materials.

     Strengthen our leadership position in the InP market. We believe that there will be rapid growth in demand for the next generation of high speed fiber optic devices, such as devices used in SONET OC-768 applications. These products are manufactured on InP substrates and we are positioning ourselves to be the leading supplier of InP substrates by significantly expanding our production capacity. Our sales of InP substrates during the year ended December 31, 2000 grew 373.8% compared to our sales of InP substrates during 1999.

     Advance VGF technology leadership. We believe that our ability to produce high-quality substrates using VGF technology continues to provide us with a competitive advantage in the high growth compound semiconductor substrate markets. We intend to continue our investment in research and development in order to expand our leadership position in the commercial use of VGF technology. For example, we intend to leverage our existing knowledge in growing six-inch GaAs substrates to grow longer crystals, which will further reduce our costs. We are also launching an effort to develop six-inch diameter InP substrates in response to customer requests.

     Enhance our opto-electronic semiconductor devices. We intend to further penetrate the high growth HBLED and VCSEL markets through continued investment in research and development and expansion of production capacity. We are expanding our manufacturing capacity by adding metal-organic chemical vapor deposition, or MOCVD, reactors and are modifying our epitaxial process to improve device performance and yield. We have invested in the research and infrastructure required to grow our own sapphire substrates, which are used in producing blue, green and cyan LEDs. During the next year we expect to increase our VCSEL sales and develop our chip fabrication capabilities, which will enable us to develop one- and two-dimensional VCSEL arrays.

     Leverage existing customer relationships. We currently sell our GaAs substrates to more than 300 customers and believe that we are a qualified provider to most of the significant users worldwide of GaAs substrates. We intend to capitalize on our relationships with our customers in order to both expand sales of GaAs substrates and sell other compound substrates, such as InP. We also intend to establish alliances and joint development arrangements with customers in emerging high growth markets to develop new products, increase manufacturing efficiencies and more effectively serve our customers' needs.

TECHNOLOGY

     Our core technologies include our proprietary VGF technique used to produce high quality crystals that are processed into compound substrates, and our epitaxy technologies that enable us to manufacture blue, green and cyan HBLEDs and VCSELs.

           [VGF DIAGRAM]

     Our VGF technique is designed to control the crystal-growth process with minimal temperature variation and is the technique we use to produce our GaAs, InP and Ge substrates. Unlike traditional techniques, our VGF technique places the hot compound melt above the cool crystal, thereby reducing the turbulence of the melt which results when the melt and crystal are inverted. The temperature gradient between the melt and the crystal in the VGF technique is significantly lower than in traditional techniques. These aspects of the VGF technique enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate, are mechanically strong, resulting in lower breakage rates during a customer's manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

     Our VGF technique offers several benefits when compared to traditional crystal growing technologies. The Liquid Encapsulated Czochralski, or LEC, technique is the traditional method for producing semi-insulating GaAs substrates for electronic applications. During the LEC process, the crystal is grown by dipping a seed crystal through molten boric oxide into a melt and slowly pulling the seed up into the cool zone above the boric oxide where the crystal hardens. Unlike the VGF technique, the LEC technique is designed so that the hotter GaAs melt is located beneath the cooler crystal, resulting in greater turbulence in the melt, and at a temperature gradient that is significantly higher than the VGF technique. The turbulence and high temperature cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals, resulting in a higher rate of breakage during the device manufacturing process. As an open process, the LEC technique also results in greater propensity for contamination and difficulty controlling the ratio of gallium to arsenic. It requires large, complex electro-mechanical systems that are expensive and require highly skilled personnel to operate.

     Our VGF technique also offers advantages over the Horizontal-Bridgeman, or HB, technique, for producing semi-conducting GaAs substrates for opto-electronic applications. The HB technique holds the GaAs melt in a semi-cylindrical container, causing crystals grown using the HB method to have a semi-circular, or D-shaped, cross-section. Accordingly, more crystal material is discarded when the D-shaped substrate is subsequently trimmed to a round shape. In addition, crystals grown using the HB technique have a higher defect density than VGF-grown crystals. The HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. The HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

     The following table provides a comparison of these three techniques:

                                            VGF
                                      ---------------          HB                LEC
                                      ELECTRONIC AND     ---------------    --------------
       SUBSTRATE APPLICATIONS         OPTO-ELECTRONIC    OPTO-ELECTRONIC      ELECTRONIC
       ----------------------         ---------------    ---------------    --------------
Largest wafer size available........              6"              3"                    6"
Stress/defect levels................        Very Low             Low                  High
Crystal purity......................            Good            Poor                  Good
Applicability to multiple
  materials.........................   GaAs, InP, Ge            GaAs        GaAs, InP, GaP
Equipment and labor cost............        Very Low             Low                  High
Amount of waste material............        Very Low            High                   Low
Equipment flexibility...............       Versatile         Limited               Limited
Equipment downtime..................         Minimal        Moderate                  High
Number of competitors...............             Few            Many                  Many

     VCSEL devices include single lasers as well as one- and two-dimensional arrays of lasers. Array products are more highly valued than single lasers because they provide greater bandwidth, but are harder to form because they require epitaxial structures that possess very high uniformity in chemical composition and low variation in thickness. These features are hard to achieve because the epitaxial process used to make a VCSEL device places approximately 200 layers of epitaxial structure on a substrate, as compared to the less than 10 layers of material deposited on a substrate to make an HBLED. Our epitaxial process, which includes proprietary in situ monitoring techniques, allows us to manufacture highly reliable VCSEL wafers that demonstrate comparatively low threshold currents and high output power and are sufficiently uniform to produce one- and two-dimensional VCSEL devices. We employ both ion implantation and oxidation processes to produce VCSEL devices from our wafers.

     We create our opto-electronic semiconductor devices using MOCVD, which is an epitaxial technique to synthesize compound semiconductor thin films onto substrates. MOCVD reactors are available from multiple sources and wafers fabricated using MOCVD generally possess a better combination of uniformity and optical and electronic properties and are easier to produce cost-effectively in high volumes than wafers manufactured by other methods, such as molecular beam epitaxy, vapor phase epitaxy or liquid phase epitaxy. As a result, MOCVD reactors have become the choice of the opto-electronic industry for fabricating devices such as LEDs, VCSELs and laser diodes. We modify our MOCVD reactors to improve their performance and use a proprietary growth recipe that controls temperature, material impurity, defect density, material thickness and layer composition while allowing for multiple wafer batch replication.

PRODUCTS

     We design, develop, manufacture and distribute high-performance semiconductor substrates, as well as opto-electronic devices, such as HBLEDs and VCSELs. The table below sets forth our products and selected applications:

------------------------------------------------------------------------------------------------
PRODUCT                    APPLICATIONS
------------------------------------------------------------------------------------------------
  SUBSTRATES               ELECTRONIC                             OPTO-ELECTRONIC
  GaAs                     - Cellular phones                      - LEDs
                           - Direct broadcast television          - Lasers
                           - High-performance transistors         - Optical couplers
                           - Satellite communications             - Displays
  InP                      - Fiber optic communications           - Fiber optic communications
                           - Satellite communications             - Lasers
                           - High-performance transistors
                           - Automotive collision avoidance
                             radars
  Ge                       - Satellite solar cells
------------------------------------------------------------------------------------------------
  VISIBLE EMITTERS
  Blue, green and cyan     - Full color displays
  HBLEDs                   - Lighting for the interior and exterior of automobiles
                           - Traffic signals
                           - Back lighting for cellular phones and instrument panels
                           - White light for general illumination
  VCSELs                   - Fiber optic and wireless communications
------------------------------------------------------------------------------------------------

     Substrates. We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply GaAs substrates in two-, three-, four-, five- and six-inch diameters. We manufacture InP substrates in two-, three- and four-inch diameters and Ge substrates in four-inch diameters. We are developing and intend to initiate production of sapphire substrates.

     Visible Emitters. We sell blue, green and cyan HBLED products in wafer and chip form. We began selling blue HBLED products in the first quarter of 2000 and have recently begun shipping green and cyan HBLEDs. We introduced our first VSCEL product in August 2000.

CUSTOMERS

     We sell our compound semiconductor substrates worldwide to leading semiconductor device manufacturers. Our top substrate customers include:

Agilent Technologies
Alpha Industries
Alpha Photonics
EMCORE
Epistar
Eptaxial Products
Epitronics
Kopin
Motorola
Nortel Networks
Osram
Picogiga
Precision Opto Wafer
Quantum Epitaxial Designs
RF Micro Devices
SDL
Spectrolab
Sumitomo Chemical
TRW Space & Defense
Visual Photonics Epitaxy

     We sell our HBLED products primarily to customers that incorporate them into lighting products. Our HBLED customers include Harvatek and King Brite.

MANUFACTURING

     We believe that our success is partially due to our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We perform our substrate manufacturing operations at our facilities in Fremont, California and Beijing, China. As part of our plan to reduce manufacturing costs, we are shifting many of our labor-intensive processes to our facilities in China, where costs, including labor costs, are generally lower. We intend to transfer the majority of our substrate manufacturing operations to China by the end of 2001. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the U.S. Many of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. By assembling our own equipment, we can quickly increase capacity without incurring delays caused by ordering additional equipment or converting older equipment to new technologies. Our epitaxial wafer production is located in El Monte, California. Our Fremont and Beijing substrate facilities are ISO 9002 certified, and we are working toward ISO certification for our other manufacturing facilities.

     We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, there may be shortages of certain key materials, such as gallium. Accordingly, to help ensure continued supply of materials, we have formed strategic alliances with suppliers of key raw materials required to manufacture our products. We believe that these alliances will be advantageous in procuring materials to support our continued growth.

     We use MOCVD equipment to manufacture our opto-electronic devices. We are installing several new MOCVD reactors and expect that these additional machines will meet our needs for the foreseeable future. The substrate materials and raw wafers used in our visible emitter products are purchased from our substrate division and other sources.

SALES AND MARKETING

     Each of our divisions is responsible for its own sales and marketing activities, and each maintains its own sales and marketing personnel. In addition, each of our divisions advertises in trade publications, distributes promotional materials, publishes technical articles, conducts marketing programs and participates in industry trade shows and conferences in order to raise market awareness of our products.

     Substrates. We sell our substrate products through our direct sales force in the U.S. and through independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. Our direct sales force consists of sales engineers who are knowledgeable in the manufacture and use of compound and single-element substrates. Our sales engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer's exact specifications. We believe that maintaining a close relationship with customers and providing them with ongoing technical support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers. The substrate division has launched a program with selected customers in which we will guarantee that high volumes of six-inch GaAs and other substrates will be delivered on specific dates and the customer will make a prepayment for part of the value of its order. We intend to allow several major customers to participate in this program.

     Visible Emitters. We sell our HBLED products primarily through independent sales representatives to lamp package manufacturers in Taiwan and China. We intend to expand sales of these products in the U.S. and Europe primarily using our direct sales force. We sell our VCSEL devices through our direct sales force and through independent sales representatives.

RESEARCH AND DEVELOPMENT

     To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of highly skilled scientists, engineers and technicians to meet our research and development objectives. As a result of our ongoing research and development activities, we believe that we offer superior quality products. For example, some customers now qualify substrates manufactured using our VGF technique as the only acceptable material in their design specifications.

     Our current substrate research and development activities focus on continued development and enhancement of six-inch GaAs crystals, including improved yield, greater substrate strength and increased crystal length. We continue to develop other compound substrates, such as InP and a low boron version of our standard GaAs substrates and are initiating research into development of six-inch InP products. We are developing and intend to initiate production of sapphire substrates.

     We are focusing on all three major stages of LED development: epitaxy, wafer fabrication and die fabrication. Our goal is to improve brightness and yield, create specific colors and enhance uniformity of product, both within and across production runs. Specific colors are created by controlling the indium content of the epitaxial layers, which we achieve, in part, from modifications that we make to our MOCVD reactors. The wafer and die fabrication experience we gained in our Lyte Optronics laser diode operation has helped us develop similar techniques for LEDs.

     We began research in 1999 to develop VCSEL devices with uniform epitaxy structures on three-inch wafers and announced VCSEL wafer products in August 2000. We continue to improve their performance characteristics and intend to develop one- and two-dimensional array VCSEL chips.

     We have historically funded a significant portion of our research and development efforts through contracts with the U.S. government and customer funded research projects, although we do not have any projects underway currently. Under our contracts, we retain rights to the VGF and wafer fabrication technology that we have developed. The U.S. government retains the rights to utilize the technologies we develop for government purposes only. During the period from 1997 to 1999 these contracts amounted to $5.7 million. Currently, our research and development is internally funded.

COMPETITION

     The semiconductor industry is characterized by rapid technological change and price erosion, as well as intense foreign and domestic competition. We believe we currently have a leading position in the existing markets for compound semiconductor substrates primarily as a result of our expertise in VGF technology. However, we believe we face actual and potential competition from a number of established domestic and international companies.

     We believe that the primary competitive factors in the markets in which our products compete are:

     - quality;

     - price;

     - performance;

     - meeting customer specifications;

     - customer support and satisfaction; and

     - customer investment in competing technologies.

     Our ability to compete in target markets also depends on factors such as:

     - the timing and success of the development and introduction of new products by us and our competitors;

     - the availability of adequate sources of raw materials; and

     - protection of our products by effective use of intellectual property laws and general economic conditions.

     Our primary competition in the market for compound semiconductor substrates includes Freiberger, Hitachi Cable, Japan Energy, Litton Airtron and Sumitomo Electric. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, and from companies such as IBM that are actively developing alternative compound semiconductor materials.

     Our primary competition in the market for LED products include Cree, LumiLED, Nichia Chemicals, Toyoda Gosei and United Epitaxy. In general, LED manufacturers in Taiwan and China have a competitive pricing advantage due to low overhead and small research and development investments. Cree, Nichia Chemicals, Sony and Toyoda Gosei have significant patent portfolios that other competitors, including us, must either design around or license.

     We compete with Agilent, EMCORE and Honeywell in the market for VCSEL devices.

PROTECTION OF OUR INTELLECTUAL PROPERTY

     Our success and the competitive position of our VGF technique depend on our ability to maintain trade secrets and other intellectual property protections. We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership depends as much on the skills of our development personnel as upon the legal protections afforded our existing technologies. To protect our trade secrets, we take certain measures to ensure their secrecy, such as executing non-disclosure agreements with our employees, customers and suppliers. However, reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed.

     To date, we have been issued four U.S. patents which relate to our VGF products and processes. We have five U.S. patent applications pending which relate to our LED or laser diode technology, and have patent applications pending in Europe, Canada, China, Japan and Korea which are based on one of our U.S. patents that relates to our VGF processes. We have no issued foreign patents.

ENVIRONMENTAL REGULATIONS

     We are subject to federal, state and local laws and regulations concerning the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials used in our research and development and production operations, as well as laws and regulations concerning environmental remediation and employee health and safety. The growing of crystals and the production of substrates involve the use of certain hazardous raw materials, including arsenic. We cannot guarantee that our control systems will be successful in preventing a release of these materials or other adverse environmental conditions. Any release or other failure to comply with present or future environmental laws and regulations could result in the imposition of significant fines against us, the suspension of production or a cessation of operations.

     We are cooperating with the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. In May 2000, Cal-OSHA levied a fine against us in the amount of $313,655 for alleged health and safety violations. We are appealing the citations, and have put in place engineering, administrative and personnel protective equipment programs to address this issue. To our knowledge, no accidents or injuries resulted from this matter.

EMPLOYEES

     As of December 31, 2000, we had 1,359 full-time employees, of whom 1,117 were principally engaged in manufacturing, 176 in sales and administration and 66 in research and development. Of these employees, 826 are located in the U.S., 531 in China and 2 in Japan. Our success is in part dependent on our ability to attract and retain highly skilled workers. Our employees are not represented by a union and we have never experienced a work stoppage. We consider our relations with our employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

     As of December 31, 2000, our executive officers and directors were as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Morris S. Young, Ph.D. ..............  56     Chairman of the Board of Directors, President and
                                              Chief Executive Officer
Donald L. Tatzin.....................  49     Senior Vice President, Chief Financial Officer and
                                              Director
Davis Zhang..........................  44     President, Substrate Division
Xiao Gordon Liu, Ph.D. ..............  37     Senior Vice President, Marketing and Sales, and
                                              Engineering and Development
Heng Liu, Ph.D. .....................  40     President, LED Division
Bingwen Liang, Ph.D. ................  39     President, VCSEL Division
Jesse Chen...........................  42     Director
B.J. Moore...........................  64     Director
David C. Chang, Ph.D.................  59     Director

     Morris S. Young, Ph.D. co-founded AXT in 1986 and has served as chairman of our board of directors since February 1998 and president and chief executive officer, as well as a director, since 1989. From 1985 to 1989, Dr. Young was a physicist at Lawrence Livermore National Laboratory. Dr. Young holds a bachelor of science degree in metallurgical engineering from Chengkung University, Taiwan, a master of science degree in metallurgy from Syracuse University and a Ph.D. in metallurgy from Polytechnic University.

     Donald L. Tatzin has served as a director since February 1998 and as chief financial officer since August 2000. From April 2000 to August 2000, Mr. Tatzin served as our interim chief financial officer. From 1993 to 1998, Mr. Tatzin served as executive vice president of Showboat, a gaming company. In addition, Mr. Tatzin served as a director for Sydney Harbour Casino, an Australian gaming company, from April 1995 to October 1996 and as its chief executive officer from April 1996 to October 1996. From 1976 to 1993, Mr. Tatzin was a director and consultant with Arthur D. Little. Mr. Tatzin holds a bachelor of science degree in economics and a bachelor of science and masters degrees in city planning from the Massachusetts Institute of Technology and a master of science degree in economics from Australian National University.

     Davis Zhang co-founded AXT in 1986 and served as senior vice president, production from January 1994 until August 1999, and as president of the substrate division since August 1999. From 1987 to 1993, Mr. Zhang served as our senior production manager. Mr. Zhang holds a bachelor of science degree in mechanical engineering from Northern Communication University, Beijing, China.

     Xiao Gordon Liu, Ph.D. joined us in June 1995 as senior engineer and was promoted to vice president, engineering and development in November 1998 and to senior vice president, marketing and sales, and engineering and development in August 2000. Prior to joining us, Dr. Liu was a postdoctoral fellow and associate specialist at University of California at Berkeley and a research associate at the University of Lund, Sweden. Dr. Liu holds a Ph.D. in physics from the University of Lund, Sweden and has published more than 30 scientific papers.

     Heng Liu, Ph.D. joined us in September 1999 as director of LED epitaxy and was promoted to president of the newly formed LED division in March 2000. From September 1994 to September 1999, Dr. Liu worked at the opto-electronics division of Hewlett-Packard Company as a research and development engineer. Dr. Liu holds an undergraduate degree from National Chiao-Tung University in Taiwan, a masters degree in physics from University of Oregon and a Ph.D. in engineering from North Carolina State University.

     Bingwen Liang, Ph.D. joined us in January 2000 as director of advanced technologies and was subsequently promoted to president of the VCSEL division. From November 1999 to January 2000, Dr. Liang was research and development manager of the III-V materials group in the fiber-optic communication division of Agilent Technologies. From July 1993 to November 1999, Dr. Liang was a research and development manager for Hewlett-Packard Company. Dr. Liang has a Ph.D. in applied physics from the University of California at San Diego and has published more than 45 scientific papers.

     Jesse Chen has served as a director since February 1998. Since May 1997, Mr. Chen has served as a managing director of Maton Venture, an investment company. Prior to that, Mr. Chen co-founded BusLogic, a computer peripherals company and served as its chief executive officer from 1990 to 1996. Mr. Chen serves on the board of directors of several private companies. Mr. Chen has a bachelor of science degree in aeronautical engineering from Chenkung University, Taiwan and a master of science degree in electrical engineering from Loyola Marymount University.

     B.J. Moore has served as a director since February 1998. Since 1991, Mr. Moore has been self-employed as a consultant and has served as a director to several technology-based companies. Mr. Moore currently serves on the boards of directors for Adaptec, a computer peripherals company and Dionex Corporation, an ion chromatography systems company, as well as several private companies. From 1986 to 1991, Mr. Moore served as president and chief executive officer of Outlook Technology, an electronics test equipment company. Mr. Moore holds a bachelor of science degree and a master of science degree in electrical engineering from the University of Tennessee.

     David C. Chang, Ph.D. has served as a director since December 14, 2000, filling the Board position vacated by Theodore Young, who resigned from the Board in August 2000. Dr. Chang is an internationally recognized scholar in the field of electromagnetics, he has served as president of Polytechnic University in New York since 1994. Previously, Dr. Chang was dean of the College of Engineering and Applied Sciences at Arizona State University for two years. Formerly a professor of electrical and computer engineering at the University of Colorado, Dr. Chang served as director of the NSF/Industry Corporate Research Center for Microwave and Millimeter-Wave Computer Aided Design from 1981 to 1989. Dr. Chang holds a master of science degree and a Ph.D. in applied physics from Harvard University and a bachelor of science degree in electrical engineering from National Cheung-Kung University in Taiwan.

BOARD COMPOSITION

     Our board of directors currently consists of five members. Our certificate of incorporation and bylaws provide that the terms of office of the members of the board of directors are divided into three classes: class I, whose term will expire at the annual meeting of stockholders to be held in 2002, class II, whose term will expire at the annual meeting of stockholders to be held in 2003, and class III, whose term will expire at the annual meeting of stockholders to be held in 2001. The class I directors are Morris S. Young and David C. Chang, the class II directors are Jesse Chen and Donald L. Tatzin and the class III director is B.J. Moore.

     At each annual meeting of stockholders after the initial classification, the successors to directors whose term will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. As a result, only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their terms. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the board of directors may delay or prevent changes in our control or management. In addition, our bylaws provide that the authorized number of directors may only be changed by a resolution of the board of directors.

BOARD COMMITTEES

     The audit committee of our board of directors recommends or will recommend the appointment of our independent auditors, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent auditors, including the results and scope of their audit. The audit committee currently consists of Messrs. Chen, Moore and Chang.

     The compensation committee of our board of directors reviews and recommends to the board the compensation and benefits of all of our executive officers, administers our stock option plans and establishes and reviews general policies relating to compensation and benefits of our employees. The compensation committee currently consists of Messrs. Chen, Moore and Chang.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since January 1999, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer or holder of more than 5% of any class of our voting securities or members of that person's immediate family had or will have a direct or indirect material interest other than the transactions described below.

     Equipment & Materials, a California corporation engaged in international trading and quartzware fabrication, supplies us with various raw materials from China and has manufactured quartzware for us. Christina X. Li, the sole shareholder and president of Equipment & Materials, is the wife of Davis Zhang, the president of our substrate division. Purchases from Equipment & Materials were approximately $8.9 million for the year ended December 31, 2000, $3.6 million for 1999 and $3.7 million for 1998. A balance of $318,000 due to Equipment & Materials was included in accounts payable at December 31, 2000.

     In August 2000, we entered into a business transfer and acquisition agreement with Demeter Technologies, Inc., a Delaware corporation founded by Theodore S. Young, the former president of our fiber optic division and a former member of our board of directors, and Robert Shih, the former chief technology officer of our visible emitter division. Under this agreement, we have agreed to transfer certain non-core rights to Demeter relating to our research and development activities in the field of fiber optics. We have entered into non-compete agreements with Messrs. Shih and Young that prohibit them from certain activities, including the manufacture of certain VCSEL devices. We have leased to Demeter a portion of our owned facility in El Monte, California, subleased a portion of our rented facility in El Monte, California, leased certain equipment, including an MOCVD machine, and sold certain inventory relating to fiber optics. In exchange, Demeter has granted to us a warrant to purchase up to 4.5 million shares of its Series A convertible preferred stock at a price of $0.5714 per share which we exercised in November 2000.

ITEM 2. PROPERTIES

     Our principal properties are as follows:

                                                SQUARE
                   LOCATION                      FEET         PROPERTY DESCRIPTION
                   --------                     ------        --------------------
Fremont, CA...................................  58,000    Production and Administration
Fremont, CA...................................  80,000    Production
Fremont, CA...................................  20,292    Administration
Fremont, CA...................................   9,280    Warehouse
Monterey Park, CA.............................  22,000    Production and Administration
Torrance, CA..................................   6,674    Administration
Torrance, CA..................................  15,027    Production
El Monte, CA..................................  26,652    Production
El Monte, CA..................................   6,281    Production
Beijing, China................................  31,000    Production and Administration
Beijing, China................................  31,000    Production
Beijing, China................................  32,000    Production
Xiamen, China.................................  14,000    Production

     All of the properties listed above are owned except for 20,292 square feet in Fremont, the lease for which expires May 2005, 9,280 square feet in Fremont, the lease for which expires in June 2005, 6,281 square feet in El Monte, the lease for which expires in December 2006, the two Torrance properties, the leases for which expire in May 2003, and the property in Xiamen, China, the lease for which expires in 2001. We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient plant capacity to meet its current and anticipated operating requirements.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

                                                            HIGH        LOW
                                                           -------    -------
FISCAL 2000
  First Quarter ended March 31, 2000.....................  $45.750    $14.500
  Second Quarter ended June 30, 2000.....................  $46.000    $21.250
  Third Quarter ended September 30, 2000.................  $44.375    $31.125
  Fourth Quarter ended December 31, 2000.................  $41.688    $24.500
FISCAL 1999
  First Quarter ended March 31, 1999.....................  $22.500    $ 9.063
  Second Quarter ended June 30, 1999.....................  $27.000    $19.375
  Third Quarter ended September 30, 1999.................  $35.125    $17.750
  Fourth Quarter ended December 31, 1999.................  $23.875    $12.063

     As of December 31, 2000, there were 131 holders of record of our common stock. Because many shares of AXT's common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

     We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with, and are referenced to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------    -------    -------    -------    -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenue.....................................................  $121,503    $75,372    $49,074    $25,335    $16,227
Cost of revenue, including restructuring cost of $1,844 in
  2000......................................................    73,684     50,026     29,003     15,227     10,065
                                                              --------    -------    -------    -------    -------
Gross profit................................................    47,819     25,346     20,071     10,108      6,162
Operating expenses:
  Selling, general, and administrative......................    18,041     10,474      6,019      2,959      2,033
  Research and development..................................     8,769      2,566      2,504      1,289        592
  Restructuring costs.......................................     6,409         --         --         --         --
  Acquisition costs.........................................        --      2,810         --         --         --
                                                              --------    -------    -------    -------    -------
        Total operating expenses............................    33,219     15,850      8,523      4,248      2,625
                                                              --------    -------    -------    -------    -------
Income from operations......................................    14,600      9,496     11,548      5,860      3,537
Interest expense............................................     3,616      2,201        875        570        170
Other (income) and expense..................................   (28,432)    (1,423)      (715)        34         72
                                                              --------    -------    -------    -------    -------
Income from continuing operations before provision for
  income taxes..............................................    39,416      8,718     11,388      5,256      3,295
Provision for income taxes..................................    14,978      4,380      4,668      1,216      1,249
                                                              --------    -------    -------    -------    -------
Income from continuing operations...........................    24,438      4,338      6,720      4,040      2,046
Discontinued operations:
  Income (loss) from discontinued operations, net of tax
    benefits................................................    (1,487)    (3,658)    (2,436)    (3,220)       305
  Loss on disposal, net of tax benefits.....................    (1,341)        --         --         --         --
Extraordinary item, net of tax benefits.....................        --       (508)        --         --         --
                                                              --------    -------    -------    -------    -------
Net income..................................................  $ 21,610    $   172    $ 4,284    $   820    $ 2,351
                                                              ========    =======    =======    =======    =======
Basic income (loss) per share:
  Income from continuing operations.........................  $   1.24    $  0.23    $  0.42    $  1.09    $  0.57
  Income (loss) from discontinued operations................     (0.14)     (0.19)     (0.15)     (0.87)      0.08
  Extraordinary item........................................        --      (0.03)        --         --         --
  Net income................................................      1.10       0.01       0.27       0.22       0.65
Diluted income (loss) per share:
  Income from continuing operations.........................  $   1.16    $  0.22    $  0.41    $  0.30    $  0.16
  Income (loss) from discontinued operations................     (0.13)     (0.18)     (0.15)     (0.24)      0.02
  Extraordinary item........................................        --      (0.03)        --         --         --
  Net income................................................      1.03       0.01       0.26       0.06       0.19
Shares used in per share calculations:
  Basic.....................................................    19,677     18,655     16,076      3,697      3,595
  Diluted...................................................    21,059     19,771     16,325     13,598     12,524

                                                                                   DECEMBER 31,
                                                              ------------------------------------------------------
                                                                2000        1999        1998       1997       1996
                                                              --------    --------    --------    -------    -------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 68,585    $  6,062    $ 16,438    $ 3,199    $ 1,171
Working capital.............................................   140,387      40,462      41,644     12,612      6,866
Total assets................................................   250,220     115,762     102,983     37,796     23,178
Long-term capital lease, net of current portion.............     7,278       6,853       3,854         --         --
Long-term debt, net of current portion......................    15,123      15,254      18,416      7,728      5,833
Stockholders' equity........................................   185,347      62,459      61,164     17,387     10,237

     Income statement data from our substrate division and discontinued consumer products division is included in all periods presented. Income statement data from our visible emitter division is included from the time of the acquisition of the visible emitter business on September 29, 1998. All periods have been restated to reflect the accounting for discontinued operations. As a result, the discontinued consumer products division has been eliminated from continuing operations in the income statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated by these forward-looking statements due to factors, including but not limited to those set forth under "Risk Factors" and elsewhere in this Form 10-K.

OVERVIEW

     We were founded in 1986 to commercialize and enhance our proprietary VGF technique for producing high-performance compound semiconductor substrates. We currently operate two divisions: our substrate division and our visible emitter division. We made our first substrate sales in 1990 and our substrate division currently sells GaAs and InP substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, LEDs and lasers. We also sell germanium substrates for use in satellite solar cells. We acquired Lyte Optronics, Inc., on May 28, 1999, and currently operate part of Lyte's historical business as our visible emitter division. The visible emitter division manufactures HBLEDs, VCSELs and laser diodes for the illumination markets, including full-color displays, automobile lighting and traffic signals, as well as fiber optic communications. We previously operated Lyte's other historical business as the consumer products division which was discontinued in December 2000. This division had focused on the design and manufacture of laser-pointing and alignment products for the consumer, commercial and industrial markets.

     We have been profitable on an annual basis since 1990. Our total revenue from continuing operations was $121.5 million for 2000, $75.4 million for 1999 and $49.1 million for 1998. Our income from continuing operations was $24.4 million for 2000, $4.3 million for 1999 and $6.7 million for 1998.

     In the third quarter of 2000, we raised approximately $96.0 million from the sale of common stock in a private offering and a registered public offering.

     Several non-recurring events occurred that had a substantial impact on our performance and financial results for the quarter and year-ended December 31, 2000. First, we realized a $27.3 million non-cash gain as a result of Finisar Corporation's acquisition of Demeter Technologies, a company in which we held warrants to purchase preferred stock. This gain is included in other income. Second, on December 14, 2000, the Board of Directors approved our plan to discontinue our unprofitable consumer products division. As a result of discontinuing the consumer products division, we incurred a pre-tax loss on disposal of $2.2 million. The results of operations of the consumer products division have been segregated from continuing operations and are reported separately as discontinued operations in the income statements. Third, we are exiting our unprofitable 650nm laser diode product line at the visible emitter division. As a result of exiting this product line, we incurred a restructuring charge of $8.2 million, of which $1.8 million has been classified as cost of goods sold and $6.4 million has been classified as operating expense.

     Our five largest customers accounted for 26.1% of our total revenue from continuing operations in 2000, 24.8% in 1999 and 34.9% in 1998. No customer accounted for more than 10.0% of our total revenue in 2000, 1999 or 1998.

     We expect to expand substantially our production capacity for compound substrates as well as blue, green and cyan HBLEDs. Most of the expansion for substrates will occur at our facilities in China and the remainder of our substrate expansion and all of our visible emitter expansion will occur at our California facilities. We estimate that our capital expenditures for this expansion during the next 12 months will be approximately $41.0 million.

     In connection with our acquisition of Lyte Optronics and its subsidiaries, we issued approximately 2,023,000 shares of common stock and 883,000 shares of preferred stock, with a 5.0% annual dividend rate and $4 per share liquidation preference over common stock, as adjusted for claims made against shares held in escrow, in exchange for all of the issued and outstanding shares of capital stock of Lyte Optronics. The acquisition was accounted for as a pooling of interests. In connection with the acquisition, we reported a charge of $2.8 million in the second quarter of 1999 to reflect transaction costs and other one-time charges.

     We recognize revenue upon shipment of products to our customers provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. We provide for future returns based on historical experience at the time revenue is recognized. Except for sales in Japan and some sales in Taiwan, which in both cases are denominated in Japanese yen, we denominate and collect our international sales in U.S. dollars.

     Each of our divisions is responsible for its own sales and marketing activities, and each maintains its own sales and marketing personnel. We sell our substrate products through our direct sales force in the U.S. and through independent sales representatives in France, Japan, South Korea, Taiwan and the United Kingdom. We sell our HBLED and VCSEL products through our direct sales force and through independent sales representatives.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
Revenue.....................................................  100.0%    100.0%    100.0%
Cost of revenue.............................................   60.6%     66.4%     59.1%
                                                              -----     -----     -----
Gross profit................................................   39.4%     33.6%     40.9%
Operating expenses:
  Selling, general, and administrative......................   14.8%     13.9%     12.3%
  Research and development..................................    7.2%      3.4%      5.1%
  Restructuring costs.......................................    5.3%      0.0%      0.0%
  Acquisition costs.........................................    0.0%      3.7%      0.0%
                                                              -----     -----     -----
          Total operating expenses..........................   27.3%     21.0%     17.4%
                                                              -----     -----     -----
Income from operations......................................   12.1%     12.6%     23.5%
Interest expense............................................    3.0%      2.9%      1.8%
Other (income) and expense..................................  -23.4%     -1.9%     -1.5%
                                                              -----     -----     -----
Income from continuing operations before provision for
  income taxes..............................................   32.5%     11.6%     23.2%
Provision for income taxes..................................   12.3%      5.8%      9.5%
                                                              -----     -----     -----
Income from continuing operations...........................   20.2%      5.8%     13.7%
Discontinued operations:
  Loss from discontinued operations, net of tax benefits....   -1.2%     -4.9%     -5.0%
  Loss on disposal, net of tax benefits.....................   -1.1%      0.0%      0.0%
Extraordinary item, net of tax benefits.....................    0.0%     -0.7%      0.0%
                                                              -----     -----     -----
Net income..................................................   17.9%      0.2%      8.7%
                                                              =====     =====     =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue from continuing operations. Revenue increased $46.1 million, or 61.2%, to $121.5 million in 2000 compared to $75.4 million in 1999. Revenue from our substrate division which represents 93.3% of total revenue for the year ended 2000, increased $56.6 million, or 99.8%, to $113.4 million compared to $56.7 million in 1999. Total GaAs substrate revenue increased $52.0 million, or 113.3%, to $97.9 million in 2000 compared to $45.9 million in 1999. Sales of 5" and 6" GaAs subtrates increased $19.2 million, or 3,308.8%, to $19.8 million in 2000 compared to $581,000 in 1999. InP substrate revenue increased $11.1 million, or 373.8%, to $14.0 million in 2000 compared to $3.0 million in 1999. The increase in GaAs and

InP substrate sales was a result of increased sales volume to existing and new customers due in part to strong growth in the fiber optic and wireless handset markets. Revenue from our visible emitter division which represents 6.7% of total revenue for 2000, decreased $10.5 million, or 56.4%, to $8.1 million in 2000, compared to $18.6 million in 1999. The decrease was a result of lower laser diode sales volume and a decrease in prices.

     International revenue decreased to 48.2% of total revenue in 2000 compared to 51.6% of total revenue in 1999.

     Gross margin. Gross margin increased to 39.4% of revenue in 2000 compared to 33.6% in 1999. The gross margin at the substrate division increased to 45.9% of revenue in 2000 compared to 41.0% in 1999. The increase was primarily due to higher sales volume and the realization of lower labor and manufacturing costs as a result of expanding our wafer production capacity in China. The gross margin at the visible emitter division decreased to negative 51.6% of revenue for 2000 compared to 11.1% for 1999. The decrease was primarily due to increased costs associated with the start-up of blue HBLED and VCSEL product production, lower laser diode sales prices and volume and a restructuring charge to write-off obsolete laser diode inventory as part of our plan to exit the unprofitable 650nm laser diode product line.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.6 million, or 72.2%, to $18.0 million in 2000 compared to $10.5 million in 1999. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current and future increases in sales volume. As a percentage of total revenue, selling, general and administrative expenses were 14.8% in 2000 compared to 13.9% in 1999.

     Research and development expenses. Research and development expenses increased $6.2 million, or 241.7%, to $8.8 million in 2000 compared to $2.6 million in 1999. The increase was primarily the result of increases in personnel and related expenses and materials to support HBLED and VCSEL research and development at the visible emitter division. As a percentage of total revenue, research and development expenses were 7.2% in 2000 compared to 3.4% in 1999.

     Restructuring costs. On December 14, 2000, the Company's Board of Directors approved management's plan to exit its unprofitable 650nm laser diode product line within its visible emitter division. As a result, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $8.2 million. The restructuring charge includes $1.8 million to write-off laser diode inventory, which has been classified as a component of cost of goods sold. The restructuring charge also includes $3.4 million to write-off net assets included in property, plant and equipment. These assets consist of laser diode processing equipment that could not be utilized for HBLED or VCSEL processing. These assets have been taken out of service and will be sold or discarded. The restructuring charge also includes $848,000 to write-down a portion of goodwill attributable to the laser diode product line. The restructuring charge also includes $2.1 million for incremental costs and contractual obligations for such items as leasehold termination payments and other facility exit costs incurred as a direct result of this plan.

     Interest expense. Interest expense increased $1.4 million, or 64.3%, to $3.6 million in 2000 compared to $2.2 million in 1999. The increase was primarily due to using short-term debt to finance the short-term liquidity needs resulting from our increased sales volume as well as the addition of certain capital leases to finance equipment purchases.

     Other income and expense. Other income and expense increased $27.0 million to $28.4 million in 2000 compared to $1.4 million in 1999. The increase was primarily the result of a $27.3 million non-cash gain on Demeter Technology warrants that were exchanged for Finisar Corporation common stock as a result of Finisar Corporation's acquisition of Demeter Technology.

     Provision for income taxes. The effective tax rate was 38.0% in 2000. In 1999, the effective tax rate was 38% adjusted for the non-deductible acquisition costs of approximately $2.8 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue from continuing operations. Revenue increased 53.6%, or $26.2 million to $75.4 million in 1999 from $49.1 million in 1998. The increase in revenue resulted primarily from a $15.7 million increase in sales of GaAs and InP substrates to existing and new customers offset by a $2.2 million decrease in Ge and contract revenues at the substrate division and a $12.7 million increase due to the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998.

     Revenue from the substrate division was 75.3% of total revenue and revenue from the visible emitter division was 24.7% of total revenue in 1999 compared to revenue from the substrate division of 88.0% of total revenue and revenue from the visible emitter division of 12.0% of total revenue in 1998.

     International revenue increased to 51.6% of total revenue, or $38.9 million in 1999, compared to 38.5% or $18.9 million in 1998. The increase in international revenue resulted primarily from a $7.3 million increase in substrate sales to new and existing customers and a $11.7 million increase due to the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998.

     Gross margin. Gross margin decreased to 33.6% in 1999 compared to 40.9% in 1998. The gross margin for substrates decreased slightly to 41.0% from 41.5%, primarily due to a decline in sales prices. The gross margin on products sold by the visible emitter division was 11.1% in 1999 compared to 36.2% in 1998. The decrease in margins at the visible emitter division was primarily due to significant sales price decreases for laser diodes, a $1.5 million charge to settle a patent dispute and a $2.4 million charge to write down obsolete inventory. Excluding these charges, the gross margin was 32.0% in 1999.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 74.0%, or $4.4 million, to $10.5 million in 1999 from $6.0 million in 1998. The inclusion of the visible emitter division for the full year in 1999 compared to only the fourth quarter of 1998 resulted in an increase of $3.3 million. Substrate division expenses increased $1.2 million primarily due to increases in personnel and related expenses required to support additional sales volume. Selling, general and administrative expenses as a percentage of total revenue increased to 13.9% in 1999 from 12.3% in 1998.

     Research and development expenses. Research and development expenses increased 2.5%, or $62,000, to $2.6 million in 1999 from $2.5 million in 1998. This increase resulted primarily from the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998. Research and development expenses as a percentage of total revenue decreased to 3.4% of total revenue for 1999 compared to 5.1% of revenue for 1998. This decrease was primarily due to an increase in total revenue.

     Acquisition cost. As a result of the acquisition of Lyte Optronics in May 1999, we incurred a number of one-time expenses which totaled approximately $2.8 million. These expenses included fees paid to our investment bankers, accountants, attorneys and other outside consultants and related transaction expenses.

     Interest expense. Interest expense increased 151.5%, or $1.3 million to $2.2 million in 1999 compared to $875,000 in 1998. This increase was primarily the result of the inclusion of the visible emitter division for a full year in 1999 compared to only the fourth quarter in 1998, which resulted in increased borrowing on a line of credit.

     Other income and expense. Other income and expense increased 99.0%, or $708,000 to $1.4 million in 1999 from $715,000 in 1998. The increase was primarily the result of foreign exchange gains.

     Provision for income taxes. The income tax rate, excluding the effect of non-deductible acquisition costs of approximately $2.8 million in 1999, decreased to 38.0% of income before provision for income taxes in 1999 from 41.1% in 1998.

     Extraordinary item, net of tax benefit. In connection with the acquisition of Lyte Optronics in May 1999, we incurred fees associated with a loan that we prepaid as part of the transaction.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth unaudited quarterly results in dollars and percentages for the eight quarters ended December 31, 2000. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

                                                                              QUARTERS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                            2000       2000        2000       2000       1999       1999        1999       1999
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
                                                                              (IN THOUSANDS)
Revenue.................................  $ 38,167    $33,132    $27,939    $22,265    $20,926     $18,919    $19,197    $16,330
Cost of revenue.........................    25,072     18,435     16,883     13,294     12,994      11,775     12,026     13,231
                                          --------    -------    -------    -------    -------     -------    -------    -------
Gross profit............................    13,095     14,697     11,056      8,971      7,932       7,144      7,171      3,099
Operating expenses:
  Selling, general and administrative...     5,414      5,134      4,286      3,207      3,317       2,150      2,327      2,680
  Research and development..............     1,793      3,267      1,800      1,909        723         528        759        556
  Restructuring costs...................     6,409         --         --         --         --          --         --         --
  Acquisition costs.....................        --         --         --         --         --          --      2,810         --
                                          --------    -------    -------    -------    -------     -------    -------    -------
        Total operating expenses........    13,616      8,401      6,086      5,116      4,040       2,678      5,896      3,236
                                          --------    -------    -------    -------    -------     -------    -------    -------
Income (loss) from operations...........      (521)     6,296      4,970      3,855      3,892       4,466      1,275       (137)
Interest expense........................       936        762      1,149        769        604         701        518        378
Other (income) and expense..............   (27,964)        16       (298)      (186)      (300)        (85)      (182)      (856)
                                          --------    -------    -------    -------    -------     -------    -------    -------
Income from continuing operations before
  provision for income taxes............    26,507      5,518      4,119      3,272      3,588       3,850        939        341
Provision for income taxes..............    10,062      2,097      1,575      1,244      1,363       1,463      1,425        129
                                          --------    -------    -------    -------    -------     -------    -------    -------
Income (loss) from continuing
  operations............................    16,445      3,421      2,544      2,028      2,225       2,387       (486)       212
Discontinued operations:
  Loss from discontinued operations, net
    of tax benefits.....................      (721)      (519)      (191)       (56)      (662)       (750)    (1,049)    (1,197)
  Loss on disposal, net of tax
    benefits............................    (1,341)        --         --         --         --          --         --         --
Extraordinary item, net of tax
  benefits..............................        --         --         --         --         --          --       (508)        --
                                          --------    -------    -------    -------    -------     -------    -------    -------
Net income (loss).......................  $ 14,383    $ 2,902    $ 2,353    $ 1,972    $ 1,563     $ 1,637    $(2,043)   $  (985)
                                          ========    =======    =======    =======    =======     =======    =======    =======

                                                                              QUARTERS ENDED
                                          ---------------------------------------------------------------------------------------
                                          DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                            2000       2000        2000       2000       1999       1999        1999       1999
                                          --------   ---------   --------   --------   --------   ---------   --------   --------
Revenue.................................   100.0%      100.0%     100.0%     100.0%     100.0%      100.0%     100.0%     100.0%
Cost of revenue.........................    65.7%       55.6%      60.4%      59.7%      62.1%       62.2%      62.6%      81.0%
                                           -----       -----      -----      -----      -----       -----      -----      -----
Gross profit............................    34.3%       44.4%      39.6%      40.3%      37.9%       37.8%      37.4%      19.0%
Operating expenses:
  Selling, general and administrative...    14.2%       15.5%      15.3%      14.4%      15.9%       11.4%      12.1%      16.4%
  Research and development..............     4.7%        9.9%       6.4%       8.6%       3.5%        2.8%       4.0%       3.4%
  Restructuring costs...................    16.8%        0.0%       0.0%       0.0%       0.0%        0.0%       0.0%       0.0%
  Acquisition costs.....................     0.0%        0.0%       0.0%       0.0%       0.0%        0.0%      14.6%       0.0%
                                           -----       -----      -----      -----      -----       -----      -----      -----
        Total operating expenses........    35.7%       25.4%      21.8%      23.0%      19.3%       14.2%      30.7%      19.8%
                                           -----       -----      -----      -----      -----       -----      -----      -----
Income (loss) from operations...........    -1.4%       19.0%      17.8%      17.3%      18.6%       23.6%       6.6%      -0.8%
Interest expense........................     2.4%        2.3%       4.1%       3.5%       2.9%        3.7%       2.7%       2.3%
Other (income) and expense..............   -73.3%        0.0%      -1.1%      -0.8%      -1.4%       -0.4%      -0.9%      -5.2%
                                           -----       -----      -----      -----      -----       -----      -----      -----
Income from continuing operations before
  provision for income taxes............    69.5%       16.7%      14.7%      14.7%      17.1%       20.3%       4.9%       2.1%
Provision for income taxes..............    26.4%        6.3%       5.6%       5.6%       6.5%        7.7%       7.4%       0.8%
                                           -----       -----      -----      -----      -----       -----      -----      -----
Income (loss) from continuing
  operations............................    43.1%       10.3%       9.1%       9.1%      10.6%       12.6%      -2.5%       1.3%
Discontinued operations:
  Loss from discontinued operations, net
    of tax benefits.....................    -1.9%       -1.6%      -0.7%      -0.3%      -3.2%       -4.0%      -5.5%      -7.3%
  Loss on disposal, net of tax
    benefits............................    -3.5%        0.0%       0.0%       0.0%       0.0%        0.0%       0.0%       0.0%
Extraordinary item, net of tax
  benefits..............................     0.0%        0.0%       0.0%       0.0%       0.0%        0.0%      -2.6%       0.0%
                                           -----       -----      -----      -----      -----       -----      -----      -----
Net income (loss).......................    37.7%        8.8%       8.4%       8.9%       7.5%        8.7%     -10.6%      -6.0%
                                           =====       =====      =====      =====      =====       =====      =====      =====

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $62.5 million to $68.6 million at December 31, 2000 compared to $6.1 million at December 31, 1999. The increase primarily resulted from $84.9 million provided by financing activities, offset by $26.1 million used in investing activities.

     Net cash provided by operating activities of $3.7 million for the year ended December 31, 2000 was comprised primarily of net income adjusted for non-cash items of $13.7 million, and by $4.2 million used in working capital and other activities. Net cash used in working capital and other activities resulted primarily from increases in accounts receivable and inventory, offset by increases in accrued liabilities, deferred income taxes and prepaid expenses.

     Net cash used in investing activities of $26.1 million primarily reflects purchases of property and equipment to increase crystal growth and wafer processing capacity at the substrate division and to increase HBLED and VCSEL epitaxy growth and wafer processing capacity at the visible emitter division. We also invested $1.6 million in a joint venture in China to provide certain materials.

     We are currently constructing an additional 32,000 square foot building in Beijing, China to expand substrate wafer processing capacity and a 27,000 square foot building in El Monte, California to expand HBLED and VCSEL production. We are also constructing improvements to our existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity. We expect to invest approximately $41.0 million in additional facilities and equipment over the next 12 months.

     Net cash provided by financing activities of $84.9 million consisted of proceeds of $96.0 million from the sale of common stock and $6.0 million from new real estate loans, offset by payments of $9.9 million to reduce our short-term borrowings, $3.3 million to retire old real estate loans and principal and interest payments on long-term debt and $3.9 million for capital lease payments.

     We currently have a $20.0 million line of credit with a commercial bank bearing interest at 1.75% above LIBOR that was 6.4% at December 31, 2000. This line of credit is secured by all of our assets, other than equipment, and expires on May 31, 2002. At December 31, 2000, there was no balance outstanding under the line of credit.

     We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Some of our manufacturing facilities have been financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 2.0% below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At December 31, 2000, $10.6 million was outstanding under these bonds.

     We anticipate that the combination of existing working capital and the borrowings available under our current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. However, our future capital requirements will be dependent on many factors including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of our manufacturing facilities, the expansion of our selling and marketing and administrative activities and market acceptance of our products. We may need to obtain additional equity and debt financing in the future, which may not be available on acceptable terms or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, SFAS 133 was amended by SFAS 138. We will implement SFAS 133 beginning in 2001. We do not expect that adopting the provisions of SFAS 133 will have a material effect on our financial position or results of operations.

     We have adopted the provisions of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition," which did not and does not have a material effect on the financial position or results of operations of the Company.

RISKS RELATED TO OUR BUSINESS

UNPREDICTABLE FLUCTUATIONS IN OUR OPERATING RESULTS COULD DISAPPOINT ANALYSTS OR OUR INVESTORS, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

     We may not be able to sustain our historical growth rate, and we may experience significant fluctuations in our revenue and earnings in the future. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

     - fluctuations in demand for our products;

     - expansion of our manufacturing capacity;

     - expansion of our operations in China;

     - limited availability and increased cost of raw materials;

     - integration of Lyte Optronics and its business, operations and facilities with our operations;

     - the volume and timing of orders from our customers;

     - fluctuation of our manufacturing yields;

     - decreases in the prices of our competitors' products;

     - costs incurred in connection with any future acquisitions of businesses or technologies;

     - increases in our expenses, including expenses for research and development; and

     - our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner.

     Due to these factors, we believe that period-to-period comparisons of our operating results may not be a meaningful indicator of our future performance. It is possible that in some future quarter, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock would likely decline.

IF WE FAIL TO EXPAND OUR MANUFACTURING CAPACITY, WE MAY NOT BE ABLE TO MEET DEMAND FOR OUR PRODUCTS, LOWER OUR COSTS OR INCREASE REVENUE.

     In order to increase production, we must build new facilities, expand our existing facilities and purchase additional manufacturing equipment. If we do not expand our manufacturing capacity, we will be unable to increase production, adversely impacting our ability to reduce unit costs, margins and improve our operating results.

     We are currently constructing additional capacity and facilities in California and China. Our expansion activities subject us to a number of risks, including:

     - unforeseen environmental or engineering problems;

     - unavailability or late delivery of production equipment;

     - delays in completing new facilities;

     - delays in bringing production equipment on-line;

     - work stoppages or delays;

     - unanticipated cost increases; and

     - restrictions imposed by requirements of local, state or federal regulatory agencies.

     If any of these risks occurs, construction may be costlier than anticipated and completion could be delayed, which could hurt our ability to expand capacity and increase our sales. In addition, if we experience delays in expanding our manufacturing capacity, we might not be able to timely meet customer requirements, and we could lose future sales. We are also making substantial investments in equipment and facilities as part of our capacity expansion. To offset the additional fixed operating expenses, we must increase our revenue by increasing production and improving yields. If demand for our products does not grow or if our yields do not improve as anticipated, we may be unable to offset these costs against increased revenue, which would adversely impact our operating results.

WE HAVE LIMITED EXPERIENCE WITH SOME OF OUR NEW PRODUCTS, AND WE MAY NOT BE ABLE TO ACHIEVE ANTICIPATED SALES OF THESE PRODUCTS.

     To date, we have limited experience producing and selling our HBLED and VCSEL products, and we may be unable to successfully market and sell these products. To market and sell our HBLED and VCSEL products, we will have to develop additional distribution channels. In addition, we must apply our proprietary VGF technique to new substrate products and successfully introduce and market new opto-electronic semiconductor devices, including LED and VCSEL products.

IF WE DO NOT SUCCESSFULLY DEVELOP NEW PRODUCTS TO RESPOND TO RAPIDLY CHANGING CUSTOMER REQUIREMENTS, OUR ABILITY TO GENERATE SALES AND OBTAIN NEW CUSTOMERS MAY SUFFER.

     Our success depends on our ability to offer new products that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies, our existing products could become obsolete and unmarketable. If we fail to offer new products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers' requirements. Other companies, including IBM, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs-based devices at competitive prices. If these substrate materials are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

     The development of new products can be a highly complex process, and we may experience delays in developing and introducing new products. Any significant delays could cause us to fail to timely introduce and gain market acceptance of new products. Further, the costs involved in researching, developing and engineering new products could be greater than anticipated.

OUR OPERATING RESULTS DEPEND IN LARGE PART ON FURTHER CUSTOMER ACCEPTANCE OF OUR EXISTING SUBSTRATE PRODUCTS AND ON OUR ABILITY TO DEVELOP NEW PRODUCTS BASED ON OUR CORE VGF TECHNOLOGY.

     A majority of GaAs substrates are manufactured from crystals grown using the traditional Liquid Encapsulated Czochralski, or LEC, or Horizontal-Bridgeman, or HB, techniques. In order to expand sales of our products, we must continue to promote our VGF technique as a preferred process for producing substrates, and we must offer products with superior prices and performance on a timely basis and in sufficient volumes. If we fail to gain increased market acceptance of our VGF technique, we may not achieve anticipated revenue growth.

INTENSE COMPETITION IN THE MARKETS FOR OUR PRODUCTS COULD PREVENT US FROM INCREASING REVENUE AND SUSTAINING PROFITABILITY.

     The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger, Hitachi Cable, Japan Energy, Litton Airtron and Sumitomo Electric and from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as IBM, that are actively developing alternative materials to GaAs. We believe that at least one of our competitors has recently begun shipping GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may not continue to be profitable. We face many competitors that have a number of significant advantages over us, particularly in our compound semiconductor device products, including:

     - greater experience in the business;

     - more manufacturing experience;

     - broader name recognition; and

     - significantly greater financial, technical and marketing resources.

     Our competitors could develop new or enhanced products that are more effective than the products that we have developed or may develop. For example, some competitors in the HBLED market offer devices that are brighter than our HBLEDs. Some of our competitors may also develop technologies that enable the production of commercial products with characteristics similar to or better than ours, but at a lower cost.

     We expect the intensity of competition to increase in the future. Competitive pressures could reduce our market share, require us to reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins.

IF WE HAVE LOW PRODUCT YIELDS, THE SHIPMENT OF OUR PRODUCTS MAY BE DELAYED AND OUR OPERATING RESULTS MAY BE ADVERSELY IMPACTED.

     Our products are manufactured using complex technologies, and the number of usable substrates and devices we can produce can fluctuate as a result of many factors, including:

     - impurities in the materials used;

     - contamination of the manufacturing environment;

     - substrate breakage;

     - equipment failure, power outages or variations in the manufacturing process; and

     - performance of personnel involved in the manufacturing process.

     Because many of our manufacturing costs are fixed, our revenue could decline if our yields decrease. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In addition, many of our manufacturing processes are new and are still being refined, which can result in lower yields, particularly as we focus on producing higher diameter substrates and new opto-electronic semiconductor devices. For example, we recently began manufacturing six-inch GaAs wafers and have also made substantial investments in equipment and facilities to manufacture blue, green and cyan HBLEDs. If we are unable to produce adequate quantities of our high-brightness LEDs and VCSELs, we may not be able to meet customer demand and our revenue may decrease.

DEMAND FOR OUR PRODUCTS MAY DECREASE IF OUR CUSTOMERS EXPERIENCE DIFFICULTY MANUFACTURING, MARKETING OR SELLING THEIR PRODUCTS.

     Our products are used as components in our customers' products. Accordingly, demand for our products is subject to factors affecting the ability of our customers to successfully introduce and market their products, including:

     - the competition our customers face in their particular industries;

     - the technical, manufacturing, sales and marketing and management capabilities of our customers;

     - the financial and other resources of our customers; and

     - the inability of our customers to sell their products if they infringe third party intellectual property rights.

     If demand for the products offered by our customers decreases, our customers may reduce purchases of our products.

WE PURCHASE CRITICAL RAW MATERIALS FROM SINGLE OR LIMITED SOURCES, AND COULD LOSE SALES IF THESE SOURCES FAIL TO FILL OUR NEEDS.

     We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as gallium, arsenic and quartz. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and none of our suppliers guarantees supply of raw materials to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. We have experienced delays obtaining critical raw materials, including gallium, due to shortages of these materials. We may experience delays due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules, and our revenue and operating results could suffer.

IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS, WE MAY BE SUBJECT TO SIGNIFICANT FINES OR CESSATION OF OUR OPERATIONS.

     We are subject to federal, state and local environmental laws and regulations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. We are cooperating with the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. In May 2000, Cal-OSHA levied a fine against us in the amount of $313,655 for alleged health and safety violations. We are appealing the citations, and have put in place engineering, administrative and personnel protective equipment programs to address these issues, but we may have to pay this fine. Our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. In addition, existing or future changes in laws or regulations may require us to incur significant expenditures or liabilities, or may restrict our operations.

THE LOSS OF ONE OR MORE OF OUR KEY SUBSTRATE CUSTOMERS WOULD SIGNIFICANTLY HURT OUR OPERATING RESULTS.

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our five largest customers accounted for 26.1% of our total revenue from continuing operations in 2000, 24.8% in 1999 and 34.9% in 1998. No customer accounted for more than 10.0% of our total revenue in 2000, 1999 and 1998. Our substrate revenue accounted for 93.3% of our total revenue from continuing operations in 2000, 75.3% in 1999 and 88.0% in 1998. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period.

DEFECTS IN OUR PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS.

     Our products are complex and may contain defects. In the past we have experienced quality control problems with some of our LED and consumer products, which caused customers to return products to us. If we continue to experience quality control problems, or experience these problems in our other products, customers may cancel or reduce orders or purchase products from our competitors. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

     We are also developing new products and product enhancements, including substrates and compound semiconductor device products. If our new products contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

CYCLICALITY IN THE SEMICONDUCTOR INDUSTRY COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY.

     Our business depends in significant part upon manufacturers of semiconductor devices, as well as the current and anticipated market demand for such devices and the products using such devices. The semiconductor industry is highly cyclical. The industry has in the past, and will likely in the future, experience periods of oversupply that result in significantly reduced demand for semiconductor devices and components, including our products. When these periods occur, our operating results and financial condition are adversely affected.

OUR SUBSTRATE AND OPTO-ELECTRONIC SEMICONDUCTOR DEVICE PRODUCTS HAVE A LONG SALES CYCLE THAT MAKES IT DIFFICULT TO PLAN OUR EXPENSES AND FORECAST OUR RESULTS.

     Customers typically place orders with us for our substrate and opto-electronic semiconductor device products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers' lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. We anticipate that sales of any future substrate and opto-electronic semiconductor device products under development will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our current substrate and opto-electronic semiconductor device products.

IF WE FAIL TO MANAGE OUR POTENTIAL GROWTH, OUR OPERATIONS MAY BE DISRUPTED.

     We have experienced a period of rapid growth and expansion that has strained our management and other resources, and we expect this rapid growth to continue. Our acquisition of Lyte Optronics, together with expansion of our manufacturing capacity, has placed and continues to place a significant strain on our operations and management resources. If we fail to manage our growth effectively, our operations may be disrupted. To manage our growth effectively, we must implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

     We will spend substantial sums to support our growth and may incur additional unexpected costs. Our systems, procedures or controls may not be adequate to support our operations, and we may be unable to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business and operating results could be adversely affected.

ANY FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DISTRACT MANAGEMENT ATTENTION.

     As part of our strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours, such as our acquisition of Lyte Optronics in May 1999. Acquisitions entail numerous risks, including:

     - we may have difficulty assimilating the operations, products and personnel of the acquired businesses;

     - our ongoing business may be disrupted;

     - we may incur unanticipated costs;

     - our management may be unable to manage the financial and strategic position of acquired or developed products, services and technologies;

     - we may be unable to maintain uniform standards, controls and procedures and policies; and

     - our relationships with employees and customers may be impaired as a result of any integration.

     For example, we incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $10.0 million of debt, much of which has been repaid or renegotiated, resulting in a decline of cash available. We incurred one-time charges and merger-related expenses of $2.8 million and an extraordinary item of $508,000 relating to the early extinguishment of debt in the quarter ended June 30, 1999 as a result of the acquisition.

     To the extent that we issue shares of our stock or other rights to purchase stock in connection with any future acquisitions, dilution to our existing stockholders will result and our earnings per share may suffer. Any future acquisitions may not generate additional revenue or provide any benefit to our business.

IF ANY OF OUR FACILITIES IS DAMAGED, WE MAY NOT BE ABLE TO MANUFACTURE OUR PRODUCTS.

     The ongoing operation of our manufacturing and production facilities in California and China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we will not be able to manufacture products for our customers. For example, a natural disaster, fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes would render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes, could also damage our facilities, rendering them inoperable. All of our crystal growth is currently performed at our Fremont, California facilities, which are located very near to an active seismic fault line. If we are unable to operate our facilities and manufacture our products, we will lose customers and revenue and our business will be harmed.

IF WE LOSE KEY PERSONNEL OR ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL AS NECESSARY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

     Our success depends upon the continued service of Morris S. Young, Ph.D., our president, chairman of the board and chief executive officer, as well as other key management and technical personnel. We do not have long-term employment contracts with, or key person life insurance on, any of our key personnel. In addition, we have only recently hired our chief financial officer, and need to retain senior marketing personnel, particularly for our new opto-electronic semiconductor device products.

     We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. The competition for these employees is intense, especially in Silicon Valley, and we cannot assure you that we will be successful in attracting and retaining new personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers, could make it difficult for us to manage our business and meet key objectives, including the timely introduction of new products.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE VALUABLE ASSETS OR INCUR COSTLY LITIGATION.

     We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. However, we believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership also depends on the skills of our development personnel.

     Despite our efforts to protect our intellectual property, a third party could develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least one of our competitors has begun to ship GaAs substrates produced using a process similar to our VGF technique. Our competitors may also develop and patent improvements to the VGF, LED and VCSEL technologies upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents.

     It is possible that pending or future United States or foreign patent applications made by us will not be approved, that our issued patents will not protect our intellectual property, or that third parties will challenge the ownership rights or the validity of our patents. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our intellectual property. Our competitors may be able to legitimately ascertain non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the development of technology substantially similar to ours.

     We may have to resort to costly litigation to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause us to divert resources and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and if we fail to enforce or protect our rights, we could lose valuable assets.

WE MIGHT FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MAY BE COSTLY TO RESOLVE AND COULD DIVERT MANAGEMENT ATTENTION.

     Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors who in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. Litigation to determine the validity of alleged claims could be time-consuming and result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. If a lawsuit is decided against us, we could be subject to significant liabilities, requiring us to seek costly licenses or preventing us from manufacturing and selling our products. We may not be able to obtain required licensing agreements on terms acceptable to us or at all.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUE FROM INTERNATIONAL SALES, AND OUR ABILITY TO SUSTAIN AND INCREASE OUR INTERNATIONAL SALES INVOLVES SIGNIFICANT RISKS.

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 48.2% of our total revenue from continuing operations for 2000, 51.6% for 1999 and 38.5% for 1998. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

     Our dependence on international sales involves a number of risks, including:

     - changes in tariffs, import restrictions and other trade barriers;

     - unexpected changes in regulatory requirements;

     - longer periods to collect accounts receivable;

     - changes in export license requirements;

     - political and economic instability;

     - unexpected changes in diplomatic and trade relationships; and

     - foreign exchange rate fluctuations.

     Our sales are denominated in U.S. dollars, except for sales to our Japanese and some Taiwanese customers, which are denominated in Japanese yen. Thus, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors' products in these markets. Also, denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. The functional currencies of our Japanese and Chinese subsidiaries are the local currencies. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. If we do not effectively manage the risks associated with international sales, our revenue and financial condition could be adversely affected.

IF OUR EXPANSION IN CHINA IS MORE COSTLY THAN WE EXPECT, OUR OPERATING RESULTS WILL SUFFER.

     As part of our planned expansion of our manufacturing capacity, we are building new facilities and expanding existing facilities in China. If we are unable to build and expand our Chinese facilities in a timely manner, we may not be able to increase production of our products and increase revenue as planned. If our expansion in China proves more costly than we anticipate or we incur greater ongoing costs than we expect, our operating results would be adversely affected. If we do not realize expected cost savings once our expansion is complete in China, our margins may be negatively impacted and our operating results may suffer.

CHANGES IN CHINA'S POLITICAL, SOCIAL AND ECONOMIC ENVIRONMENT MAY AFFECT OUR FINANCIAL PERFORMANCE.

     Our financial performance may be affected by changes in China's political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

     China has from time to time experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. Events of this nature could influence the Chinese economy, result in nationalization of foreign-owned operations such as ours, and could negatively affect our ability to operate our facilities in China.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the 12 months ended December 31, 2000, the high and low closing sales prices of our common stock were $46.00 and $14.50. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

     - actual or anticipated fluctuations in our quarterly or annual operating results;

     - changes in expectations about our future financial performance or changes in financial estimates of securities analysts;

     - announcements of technological innovations by us or our competitors;

     - new product introduction by us or our competitors;

     - large customer orders or order cancellations; and

     - the operating and stock price performance of comparable companies.

     In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

WE MAY NEED ADDITIONAL CAPITAL TO FUND EXPANSION OF OUR MANUFACTURING CAPACITY AND OUR FUTURE OPERATIONS, WHICH MAY NOT BE AVAILABLE.

     We may need additional capital to fund expansion of our manufacturing and production capacity and our future operations or acquisitions. If we raise additional capital through the sale of equity or debt securities, the issuance of such securities could result in dilution to existing stockholders. These securities could have rights, preferences and privileges that are senior to those of holders of our common stock. For example, in December 1998 we issued debt securities for the purchase and improvement of our facilities in Fremont, California.

     If we require additional capital in the future, it might not be available on acceptable terms, or at all. If we are unable to obtain additional capital when needed, we may be required to reduce the scope of our planned expansion of our manufacturing capacity or of our product development and marketing efforts, which could adversely affect our business and operating results.

PROVISIONS IN OUR CHARTER, BYLAWS OR DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a merger, acquisition or change of control of us, or changes in our management. These provisions include:

     - the division of our board of directors into three separate classes, each with three year terms;

     - the right of our board to elect a director to fill a space created by a board vacancy or the expansion of the board;

     - the ability of our board to alter our bylaws;

     - the ability of our board to authorize the issuance of up to 2,000,000 shares of blank check preferred stock; and

     - the requirement that only our board or the holders of at least 10% of our outstanding shares may call a special meeting of our stockholders.

     Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

     - 66 2/3% of the shares of voting stock not owned by these large stockholders approve the merger or combination, or

     - the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange loss of $552,000 in 2000, a gain of $652,000 in 1999, and a loss of $24,000 in 1998. We purchase foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $500,000 as of December 31, 2000. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

     The fair market value of long-term fixed and variable interest rate debt is subject to interest rate risk. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.

     Marketable securities are valued at fair market value at December 31, 2000. There is no assurance that we will realize this value when we sell these securities in the future.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to information set forth in our definitive 2001 proxy statement under the section entitled "Election of Directors" and in Part I of this report under the section entitled "Executive Officers of the Registrant."

     The information required by this Item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to information set forth in the definitive 2001 Proxy Statement under the heading "Executive Compensation and Other matters."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to information set forth in our definitive 2001 proxy statement under the section entitled "Executive Compensation and Other matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to information set forth in our definitive 2001 proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Financial Statements:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Report of Independent Accountants -- PricewaterhouseCoopers
  LLP.......................................................       36
Report of Independent Public Accountants -- Arthur Andersen
  LLP.......................................................       37
Consolidated Balance Sheets.................................       38
Consolidated Income Statements..............................       39
Consolidated Statement of Stockholders' Equity..............       40
Consolidated Statements of Cash Flows.......................       41
Notes to Consolidated Financial Statements..................  42 - 57

          (2) Financial Statement Schedules

          All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules or because the information required is included in the Consolidated Financial Statements or Notes thereto.

          (3) Exhibits

          See Index to Exhibits on page 59 hereof. The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

     (b) Reports on Form 8-K.

          None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of AXT, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Lyte Optronics, Inc. on May 28, 1999 in a transaction accounted for as a pooling of interests, as described in Note 5 to the consolidated financial statements. We did not audit the balance sheet, the results of operations and cash flows of Lyte Optronics, Inc. for the year ended December 31, 1998, which statements reflect total assets of $25,435,000 as of December 31, 1998 and total revenues of $18,137,000 for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Lyte Optronics, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 9, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Lyte Optronics, Inc.:

     We have audited the consolidated balance sheet of Lyte Optronics, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' investment and cash flows for the year ended December 31, 1998 (not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyte Optronics, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Los Angeles, California
May 27, 1999

                                   AXT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 68,585    $  6,062
  Marketable securities.....................................    30,852          --
  Accounts receivable.......................................    27,773      17,561
  Inventories...............................................    51,846      35,470
  Prepaid expenses and other current assets.................     3,603       8,945
  Deferred income taxes.....................................        --       3,210
                                                              --------    --------
          Total current assets..............................   182,659      71,248
Property, plant and equipment...............................    63,401      40,865
Other assets................................................     3,312       1,405
Goodwill....................................................       848       2,244
                                                              --------    --------
          Total assets......................................  $250,220    $115,762
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowing.................................  $  1,353    $ 11,298
  Accounts payable..........................................    10,009       8,294
  Accrued liabilities.......................................    16,651       7,464
  Deferred income taxes.....................................     3,847          --
  Current portion of long-term debt.........................     4,355       1,568
  Current portion of capital lease obligation...............     6,057       2,162
                                                              --------    --------
          Total current liabilities.........................    42,272      30,786
Long-term debt, net of current portion......................    15,123      15,254
Long-term capital lease, net of current portion.............     7,278       6,853
Other long-term liabilities.................................       200         410
                                                              --------    --------
          Total liabilities.................................    64,873      53,303
                                                              --------    --------

Commitments and Contingencies (Note 15)

Stockholders' equity:
  Preferred stock, $.001 par value; 2,000 shares authorized;
     883 and 981 shares issued and outstanding..............     3,532       3,990
  Common stock, $.001 par value; 40,000 shares authorized;
     21,952 and 18,659 shares issued and outstanding........   145,748      46,340
  Deferred compensation.....................................      (107)       (217)
  Retained earnings.........................................    33,980      12,370
  Other comprehensive income................................     2,194         (24)
                                                              --------    --------
          Total stockholders' equity........................   185,347      62,459
                                                              --------    --------
          Total liabilities and stockholders' equity........  $250,220    $115,762
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   AXT, INC.

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenue.....................................................  $121,503    $75,372    $49,074
Cost of revenue, including restructuring costs of $1,844 in
  2000......................................................    73,684     50,026     29,003
                                                              --------    -------    -------
Gross profit................................................    47,819     25,346     20,071
Operating expenses:
  Selling, general and administrative.......................    18,041     10,474      6,019
  Research and development..................................     8,769      2,566      2,504
  Restructuring costs.......................................     6,409         --         --
  Acquisition costs.........................................        --      2,810         --
                                                              --------    -------    -------
          Total operating expenses..........................    33,219     15,850      8,523
                                                              --------    -------    -------
Income from operations......................................    14,600      9,496     11,548
Interest expense............................................     3,616      2,201        875
Other (income) and expense..................................   (28,432)    (1,423)      (715)
                                                              --------    -------    -------
Income from continuing operations before provision for
  income taxes..............................................    39,416      8,718     11,388
Provision for income taxes..................................    14,978      4,380      4,668
                                                              --------    -------    -------
Income from continuing operations...........................    24,438      4,338      6,720
Discontinued operations:
  Loss from discontinued operations, net of tax benefits of
     $912, $2,241 and $1,692................................    (1,487)    (3,658)    (2,436)
  Loss on disposal, net of tax benefits of $822.............    (1,341)        --         --
Extraordinary item, net of tax benefits of $311.............        --       (508)        --
                                                              --------    -------    -------
Net income..................................................  $ 21,610    $   172    $ 4,284
                                                              ========    =======    =======
Basic income (loss) per share:
  Income from continuing operations.........................  $   1.24    $  0.23    $  0.42
  Loss from discontinued operations.........................     (0.14)     (0.19)     (0.15)
  Extraordinary item........................................        --      (0.03)        --
  Net income................................................      1.10       0.01       0.27
Diluted income (loss) per share:
  Income from continuing operations.........................  $   1.16    $  0.22    $  0.41
  Loss from discontinued operations.........................     (0.13)     (0.18)     (0.15)
  Extraordinary item........................................        --      (0.03)        --
  Net income................................................      1.03       0.01       0.26
Shares used in per share calculations:
  Basic.....................................................    19,677     18,655     16,076
  Diluted...................................................    21,059     19,771     16,325

  The accompanying notes are an integral part of these consolidated financial statements.

                                   AXT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                 PREFERRED STOCK      COMMON STOCK                                    OTHER
                                -----------------   -----------------     DEFERRED     RETAINED   COMPREHENSIVE
                                SHARES    AMOUNT    SHARES    AMOUNT    COMPENSATION   EARNINGS      INCOME        TOTAL
                                -------   -------   ------   --------   ------------   --------   -------------   --------
BALANCE AT DECEMBER 31,
  1997........................   10,129   $ 8,553    3,800   $  1,337      $(220)      $ 7,914       $ (197)      $ 17,387
Common stock options
  exercised...................                          71        138                                                  138
Issuance of common stock......                         123        724                                                  724
Issuance of common stock and
  Series A preferred stock in
  connection with the
  acquisition of Alpha
  Photonics, Inc..............      981     4,000    1,267      7,500                                               11,500
Issuance of common stock as
  settlement of trade
  payables....................                           4         25                                                   25
Reacquisition and retirement
  of common stock.............                         (61)
Issuance of common stock in
  connection with financing...                         185        994                                                  994
Conversion of Series C
  convertible preferred stock
  to common stock.............  (10,129)   (8,553)  10,129      8,553                                                   --
Issuance of common stock upon
  initial public offering.....                       2,875     25,792                                               25,792
Deferred compensation.........                                    203       (203)                                       --
Amortization of deferred
  compensation................                                                96                                        96
Comprehensive income
  Net income..................                                                           4,284                       4,284
  Currency translation
    adjustment................                                                                          224            224
                                -------   -------   ------   --------      -----       -------       ------       --------
BALANCE AT DECEMBER 31,
  1998........................      981   $ 4,000   18,393   $ 45,266      $(327)      $12,198       $   27       $ 61,164
Common stock options
  exercised...................                         201        648                                                  648
Repurchase of shares of common
  stock in connection with the
  early extinguishment of
  debt........................                         (21)      (211)                                                (211)
Acquisition costs paid by
  shareholders................                (10)               (139)                                                (149)
Issuance of Employee Stock
  Purchase Plan stock.........                          86        776                                                  776
Amortization of deferred
  compensation................                                               110                                       110
Comprehensive income
  Net income..................                                                             172                         172
  Currency translation
    adjustment................                                                                          (51)           (51)
                                -------   -------   ------   --------      -----       -------       ------       --------
BALANCE AT DECEMBER 31,
  1999........................      981   $ 3,990   18,659   $ 46,340      $(217)      $12,370       $  (24)      $ 62,459
Common stock options
  exercised...................                         711      6,038                                                6,038
Issuance of Employee Stock
  Purchase Plan stock.........                          63        648                                                  648
Reacquisition and retirement
  of common stock and Series A
  preferred stock in
  connection with merger of
  Lyte Optronics..............      (98)     (458)    (225)       458                                                   --
Issuance of common stock in
  private placement...........                         234      8,507                                                8,507
Issuance of common stock in
  follow on public offering...                       2,510     80,812                                               80,812
Income tax benefit from stock
  option exercises............                                  2,945                                                2,945
Amortization of deferred
  compensation................                                               110                                       110
Comprehensive income..........                                                                                          --
  Net income..................                                                          21,610                      21,610
  Unrealized gain on
    marketable securities.....                                                                        2,185          2,185
  Currency translation
    adjustment................                                                                           33             33
                                -------   -------   ------   --------      -----       -------       ------       --------
BALANCE AT DECEMBER 31,
  2000........................      883   $ 3,532   21,952   $145,748      $(107)      $33,980       $2,194       $185,347
                                =======   =======   ======   ========      =====       =======       ======       ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
BALANCE AT DECEMBER 31,
  1997........................     $   727
Common stock options
  exercised...................
Issuance of common stock......
Issuance of common stock and
  Series A preferred stock in
  connection with the
  acquisition of Alpha
  Photonics, Inc..............
Issuance of common stock as
  settlement of trade
  payables....................
Reacquisition and retirement
  of common stock.............
Issuance of common stock in
  connection with financing...
Conversion of Series C
  convertible preferred stock
  to common stock.............
Issuance of common stock upon
  initial public offering.....
Deferred compensation.........
Amortization of deferred
  compensation................
Comprehensive income
  Net income..................       4,284
  Currency translation
    adjustment................         224
                                   -------
BALANCE AT DECEMBER 31,
  1998........................     $ 4,508
Common stock options
  exercised...................
Repurchase of shares of common
  stock in connection with the
  early extinguishment of
  debt........................
Acquisition costs paid by
  shareholders................
Issuance of Employee Stock
  Purchase Plan stock.........
Amortization of deferred
  compensation................
Comprehensive income
  Net income..................         172
  Currency translation
    adjustment................         (51)
                                   -------
BALANCE AT DECEMBER 31,
  1999........................     $   121
Common stock options
  exercised...................
Issuance of Employee Stock
  Purchase Plan stock.........
Reacquisition and retirement
  of common stock and Series A
  preferred stock in
  connection with merger of
  Lyte Optronics..............
Issuance of common stock in
  private placement...........
Issuance of common stock in
  follow on public offering...
Income tax benefit from stock
  option exercises............
Amortization of deferred
  compensation................
Comprehensive income..........
  Net income..................      21,610
  Unrealized gain on
    marketable securities.....       2,185
  Currency translation
    adjustment................          33
                                   -------
BALANCE AT DECEMBER 31,
  2000........................     $23,828
                                   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   AXT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 21,610    $    172    $  4,284
  Adjustments to reconcile net income to cash provided by
     (used in) operations:
     Depreciation...........................................     6,854       5,444       2,959
     Deferred income taxes..................................     5,718        (758)     (1,126)
     Amortization of goodwill...............................       548         599         149
     Stock compensation.....................................       110         110          96
     Stock option tax benefits..............................     2,945
     Non cash restructuring costs...........................     6,249          --          --
     Non cash gain on marketable securities.................   (27,328)         --          --
     Gain on sale of property, plant and equipment..........      (183)         --          --
     Changes in assets and liabilities:
       Accounts receivable..................................   (10,212)     (4,433)     (4,192)
       Inventories..........................................   (18,220)    (10,170)    (11,074)
       Prepaid expenses.....................................     5,282      (5,674)     (1,610)
       Other assets.........................................      (369)        522        (243)
       Accounts payable.....................................     1,715         444       1,540
       Accrued liabilities..................................     9,187       2,222         533
       Other long-term liabilities..........................      (210)       (194)        110
                                                              --------    --------    --------
          Net cash provided by (used in) operating
            activities......................................     3,696     (11,716)     (8,574)
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................   (26,278)     (2,758)    (14,899)
  Investment in China joint venture.........................    (1,599)         --          --
  Proceeds from sale of property plant and equipment........     1,805          --          --
                                                              --------    --------    --------
          Net cash used in investing activities.............   (26,072)     (2,758)    (14,899)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of):
     Issuance of common stock...............................    96,005       1,064      27,648
     Capital lease payments.................................    (3,850)     (1,958)       (263)
     Short-term bank borrowings.............................    (9,945)      9,370      (2,320)
     Long-term debt borrowings..............................     6,000          --      17,002
     Long-term debt payments................................    (3,344)     (4,327)     (5,574)
                                                              --------    --------    --------
          Net cash provided by financing activities.........    84,866       4,149      36,493
                                                              --------    --------    --------
Effect of exchange rate changes.............................        33         (51)        219
                                                              --------    --------    --------
Net increase in cash and cash equivalents...................    62,523     (10,376)     13,239
Cash and cash equivalents at the beginning of the period....     6,062      16,438       3,199
                                                              --------    --------    --------
Cash and cash equivalents at the end of the period..........  $ 68,585    $  6,062    $ 16,438
                                                              ========    ========    ========
NON CASH ACTIVITY:
  Purchases of property, plant and equipment through capital
     leases.................................................  $  8,170    $  5,927    $  1,737
  Exchange of Finisar shares for Demeter shares.............  $ 27,328    $     --    $     --
SUPPLEMENTAL DISCLOSURES:
  Interest paid.............................................  $  3,597    $  2,288    $  1,481
  Income taxes paid.........................................  $  4,645    $  6,268    $  4,338

  The accompanying notes are an integral part of these consolidated financial statements.

                                   AXT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF ACCOUNTING POLICIES

  The Company

     AXT, Inc. designs, develops, manufactures, and distributes high-performance compound semiconductor substrates, as well as opto-electronic semiconductor devices, such as high-brightness light-emitting diodes, or HBLEDs, and vertical cavity surface emitting lasers, or VCSELs.

     AXT expanded its markets in 1999 through the acquisition of Lyte Optronics, Inc., (see Note 5). Lyte Optronics operates as the visible emitter division, which focuses on manufacturing HBLEDs and VCSELs and the consumer products division, which focuses on designing and marketing laser-pointing, laser-alignment and LED products. The consumer products division has been discontinued (see Note 3).

     The Company officially changed its name from American Xtal Technology, Inc. to AXT, Inc. on July 7, 2000.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which AXT does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20 - 50% ownership), are accounted for by the equity method.

  Foreign Currency Translation

     The functional currencies of the Company's Japanese and Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar for the Company or in the local currencies for the subsidiaries are included in other income for the periods presented.

     The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in other comprehensive income in stockholders' equity.

  Revenue Recognition

     The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. The Company provides for future returns based on historical experience at the time revenue is recognized.

  Fair Value of Financial Instruments

     The reported amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their

                                   AXT, INC.

short maturities. The reported amounts of short-term bank borrowing, loans payable and capital lease obligations approximate fair value due to the market interest rates which these debts bear.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade accounts receivable. The Company invests primarily in money market accounts and commercial paper instruments. Cash equivalents are maintained with high quality institutions and their composition and maturities are regularly monitored by management.

     The Company performs ongoing credit evaluations of its customers' financial condition, and limits the amount of credit extended when deemed necessary, but generally does not require collateral.

     No customer represented greater than 10% of product revenues for the years ended December 31, 2000, 1999, and 1998.

     No customer accounted for 10% or more of the trade accounts receivable balance as of December 31, 2000 and 1999.

  Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

  Marketable Securities

     The Company classifies all of its marketable securities as available-for-sale securities as prescribed in Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Marketable securities consist of equity securities that are stated at market value, with unrealized gains and losses reflected, net of tax, as other comprehensive income in shareholders' equity. Realized gains and losses on marketable securities are included in earnings and are derived using the specific identification method for determining cost of securities. All securities are considered to be available-for-sale and are classified as current assets.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

  Goodwill

     Goodwill, the excess of cost over the fair value of net assets acquired, is being amortized over 5 years.

  Impairment of Long-Lived Assets

     Pursuant to Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company reviews long-lived assets

                                   AXT, INC.

based upon a gross cash flow basis and will reserve for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable.

  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations thereof. Accordingly, compensation costs for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of grant over the stock option exercise price. In addition, the Company complies with the disclosure provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

  Research and Development

     Research and development costs are expensed as incurred.

  Income Taxes

     The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the benefit will not be realized for the deferred tax assets.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investment by owners and distribution to owners. The difference between net income and comprehensive income for the Company relates to foreign currency translation adjustments and unrealized gains and losses on marketable securities. Comprehensive income for the years ended December 31, 2000, 1999 and 1998 is disclosed in the "Consolidated Statement of Stockholders' Equity."

  Basic and Diluted Net Income (Loss) Per Share

     Basic income (loss) per share is computed by dividing the income (loss) available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share excludes potential common stock if the effect of such stock is antidilutive. Potential common stock consists of common shares issuable upon the exercise of stock options.

  Reclassifications

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period presentation.

  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. In June 2000, SFAS 133 was amended by SFAS 138. The Company will implement SFAS 133 beginning in 2001. Adopting the provisions of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

                                   AXT, INC.

     We have adopted the provisions of Staff Accounting Bulletin No. 101, or SAB 101, "Revenue Recognition," which did not and does not have a material effect on the financial position or results of operations of the Company.

NOTE 2. GAIN ON DEMETER WARRANTS

     The Company received approximately 1.1 million shares of Finisar Corporation common stock as a result of Finisar Corporations acquisition of Demeter Technologies. AXT held a warrant in Demeter that it received in exchange for certain leases and transferred technology. A gain of $27.3 million was recorded in other income as a result of the transaction. The investment in the Finisar Corporation shares is classified as a marketable security (see Note 6). The Company may receive up to an additional 118,000 shares that are currently held in escrow. These shares will be released from escrow on November 31, 2001 subject to claims of indemnification.

NOTE 3. DISCONTINUED OPERATIONS

     On December 14, 2000, the Company's Board of Directors approved management's plan to exit the Company's unprofitable consumer products business. The Company expects to complete the plan by June 30, 2001. Certain assets of the consumer products division will be sold, transferred to other divisions or discarded. At December 31, 2000, the Company had a remaining balance of $1.1 million in accrued liabilities for anticipated expenses of asset disposal and operating losses through the estimated date of disposal.

     Certain information with respect to discontinued operations is summarized below (in thousands):

                                                           JANUARY 1,
                                                              2000
                                                            THROUGH
                                                          DECEMBER 14,    YEAR ENDED    YEAR ENDED
                                                              2000           1999          1998
                                                          ------------    ----------    ----------
Revenue.................................................    $ 4,832        $ 6,149       $12,240
Cost of revenue.........................................      4,311          7,343         9,946
                                                            -------        -------       -------
Gross profit............................................        521         (1,194)        2,294
Operating expenses:
  Selling, general and administrative...................      2,899          3,543         5,519
  Research and development..............................        160            520           180
                                                            -------        -------       -------
     Total operating expenses...........................      3,059          4,063         5,699
Loss from operations....................................     (2,538)        (5,257)       (3,405)
Interest expense........................................          0            526           606
Other (income) expense..................................       (139)           116           117
                                                            -------        -------       -------
Loss before provision for income taxes..................     (2,399)        (5,899)       (4,128)
Income tax benefit......................................       (912)        (2,241)       (1,692)
                                                            -------        -------       -------
Loss from discontinued operations.......................    $(1,487)       $(3,658)      $(2,436)
                                                            =======        =======       =======

     The charge in 2000 for loss on disposal of the consumer products business includes the following (in thousands):

Carrying value of net assets in excess of anticipated
  proceeds..................................................  $1,060
Expenses of asset disposal and anticipated operating loss
  for the period December 15, 2000 through the estimated
  date of disposal..........................................   1,103
                                                              ------
Loss on disposal before taxes...............................   2,163
Income tax benefit..........................................    (822)
                                                              ------
Loss on disposal............................................  $1,341
                                                              ======

                                   AXT, INC.

NOTE 4. RESTRUCTURING COSTS

     On December 14, 2000, the Company's Board of Directors approved management's plan to exit its unprofitable 650nm laser diode product line within its visible emitter division. As a result, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $8.2 million. The restructuring charge includes $1.8 million to write-off laser diode inventory, which has been classified as a component of cost of goods sold. The restructuring charge also includes $3.4 million to write-off net assets included in property, plant and equipment. These assets consist of laser diode processing equipment that could not be utilized for HBLED or VCSEL processing. These assets have been taken out of service and will be sold or discarded. The restructuring charge also includes $848,000 to write-down a portion of goodwill attributable to the laser diode product line. The restructuring charge also includes $2.1 million for incremental costs and contractual obligations for such items as leasehold termination payments and other facility exit costs incurred as a direct result of this plan.

     Certain information with respect to restructuring costs is summarized below (in thousands):

                                                                  UTILIZED
                                                              ----------------         BALANCE
                                                   RESERVE    CASH    NON-CASH    DECEMBER 31, 2000
                                                   -------    ----    --------    -----------------
Inventory write-off..............................  $1,844     $--      $1,844          $   --
Property, plant and equipment write-off..........   3,436      --       3,436              --
Goodwill write-off...............................     848      --         848              --
Incremental restructuring costs..................   2,124      12         121           1,991
                                                   ------     ---      ------          ------
                                                   $8,252     $12      $6,249          $1,991
                                                   ======     ===      ======          ======

     The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," were the result of management estimates. The above noted exit costs were determined in accordance with EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The restructuring actions, as outlined by the plan, are intended to be executed to completion by July 31, 2001.

NOTE 5. ACQUISITION

  Merger of the Company with Lyte Optronics, Inc.

     On May 28, 1999, the Company completed a merger with Lyte Optronics, Inc., or Lyte, a Nevada corporation and all of its subsidiaries, including Alpha Photonics, Inc., Lyte Optronics Ltd. (a United Kingdom company) and Advanced Semiconductor (a Xiamen, China company). Lyte and its subsidiaries manufacture and distribute semiconductor laser diode chips, high-brightness LEDs and laser pointers.

     Under the terms of the merger agreement, the Company issued approximately 2,023,000 shares of its common stock in exchange for all the outstanding shares of Lyte's common stock as well as the outstanding shares of Lyte's Series A preferred stock. The Company also issued approximately 883,000 shares of Series A preferred stock in exchange for all the outstanding shares of Lyte's Series B preferred stock. In addition, the Company assumed and converted Lyte's options and warrants representing approximately 115,000 shares of the Company's common stock.

     The merger has been accounted for as a pooling of interests; accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Lyte.

                                   AXT, INC.

     The Company incurred costs of approximately $2.8 million associated with the merger, which were charged to operations during the quarter ended June 30, 1999, the period in which the merger was consummated.

  Acquisition of Alpha Photonics, Inc. by Lyte Optronics, Inc.

     On September 29, 1998, Lyte acquired Alpha Photonics, Inc., or Alpha. The transaction was accounted for as a purchase. Lyte issued its common and preferred stock with a value of $11.5 million in exchange for all the outstanding shares of capital stock of Alpha. Lyte recorded goodwill of $3.0 million, representing the excess of the value of the shares issued by Lyte over the net book value of Alpha. The results of operations of Alpha are included in the operations of the Company beginning on September 29, 1998.

NOTE 6. MARKETABLE SECURITIES

     Marketable securities consist of Finisar Corporation common stock. An unrealized gain of $2.2 million net of tax was recorded in 2000. These securities are valued at fair market value at December 31, 2000. There is no assurance that the Company will realize this value when the securities are sold in the future.

                                   AXT, INC.

NOTE 7. BALANCE SHEET DETAIL

     The components of selected balance sheet accounts are summarized below (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Inventories:
  Raw materials........................................  $ 20,623    $ 13,503
  Work-in-process......................................    26,795      16,151
  Finished goods.......................................     4,428       5,816
                                                         --------    --------
                                                         $ 51,846    $ 35,470
                                                         ========    ========
Prepaid expenses:
  Income tax receivable................................  $  1,389    $  4,013
  Other................................................     2,214       4,932
                                                         --------    --------
                                                         $  3,603    $  8,945
                                                         ========    ========
Property, plant and equipment:
  Land.................................................  $  2,447    $  2,447
  Building.............................................    19,747      18,507
  Machinery and equipment..............................    40,002      31,058
  Leasehold improvements...............................     4,079       2,704
  Construction in progress.............................    14,694       1,008
                                                         --------    --------
                                                           80,969      55,724
  Less: accumulated depreciation and amortization......   (17,568)    (14,859)
                                                         --------    --------
                                                         $ 63,401    $ 40,865
                                                         ========    ========
Accrued liabilities:
  Accrued compensation and other.......................  $  3,186    $  2,090
  Customer prepayments.................................     5,402          --
  Accrued restructuring costs..........................     1,991          --
  Accrued discontinued operation costs.................     1,103          --
  Other................................................     4,969       5,374
                                                         --------    --------
                                                         $ 16,651    $  7,464
                                                         ========    ========

NOTE 8. DEBT

  Short-Term Bank Borrowing

     The Company has a $20.0 million bank line of credit that expires on May 31, 2002. The line of credit is secured by the Company's operating assets, excluding equipment. Borrowings bear interest at 1.75% above LIBOR that was 6.4% at December 31, 2000 or 0.5% above the bank's variable prime rate that was 9.5% at December 31, 2000. The line of credit is subject to certain financial covenants regarding current financial ratios and cash flow requirements that have all been met as of December 31, 2000. The amounts outstanding under the line of credit were $0 at December 31, 2000 and $11.3 million at December 31, 1999.

     At December 31, 2000, the Company had two notes outstanding with banks in China in the amount of $1.4 million. These notes mature in 2001 and bear interest at 4.9% and 5.5% and are secured by a $400,000 certificate of deposit and a building and land usage rights.

                                   AXT, INC.

  Long-Term Debt

     The components of long-term debt are summarized below (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Various notes payable to banks, secured by certain
  equipment, bearing interest at fixed rates between 7.69%
  and 9.01%, maturing between February 2001 and May 2003....  $ 2,035    $ 2,948
Debenture loan to Bay Area Employment Development Company,
  guaranteed by the U.S. Small Business Administration,
  bearing interest at a fixed rate of 7.27%, maturing
  October 2016..............................................      888        917
Taxable revenue bonds, secured by a letter of credit from a
  bank, bearing interest at the H15 30 day bond yield for
  commercial paper that was 6.65% on December 31, 2000,
  maturing December 2023....................................   10,555     11,135
Mortgage notes payable to a bank, secured by property,
  bearing interest at 150 basis points above the prime rate
  that was 9.5% on December 31, 2000, maturing May 2003.....    6,000      1,822
                                                              -------    -------
                                                               19,478     16,822
Less current portion........................................   (4,355)    (1,568)
                                                              -------    -------
                                                              $15,123    $15,254
                                                              =======    =======

     Maturities of long-term debt at December 31, 2000 were as follows:

2001.......................................................  $ 4,355
2002.......................................................    2,357
2003.......................................................    3,590
2004.......................................................      494
2005.......................................................      457
Thereafter.................................................    8,225
                                                             -------
                                                             $19,478
                                                             =======

     Following the merger with Lyte Optronics in 1999, the Company prepaid Lyte Optronics debt. The prepayment resulted in an extraordinary loss in the amount of $508,000, net of tax benefits.

                                   AXT, INC.

NOTE 9. INCOME TAXES

     The components of the provision for income taxes are summarized below (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999      1998
                                                         -------    ------    -------
Current:
  Federal..............................................  $ 7,738    $4,201    $ 5,297
  State................................................      948       690        611
  Foreign..............................................      155       247         51
                                                         -------    ------    -------
          Total current................................    8,841     5,138      5,959
                                                         -------    ------    -------
Deferred:
  Federal..............................................    5,489      (663)    (1,097)
  State................................................      648       (95)      (194)
                                                         -------    ------    -------
          Total deferred...............................    6,137      (758)    (1,291)
                                                         -------    ------    -------
          Total provision from continuing operations
            before discontinued operations.............  $14,978    $4,380    $ 4,668
                                                         =======    ======    =======

     A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             2000      1999      1998
                                                             ----      ----      ----
Statutory federal income tax rate..........................  35.0%     34.0%     34.0%
State income taxes, net of federal tax benefits............   3.3%      4.8%      2.6%
Foreign sales corporation benefit..........................  (1.4)%    (3.0)%    (3.2)%
Foreign income taxed at higher rate........................   0.0%      0.0%      0.8%
Acquisition costs..........................................   0.0%     11.0%      0.0%
Other......................................................   1.1%      3.4%      6.9%
                                                             ----      ----      ----
Effective tax rate.........................................  38.0%     50.2%     41.1%
                                                             ====      ====      ====

     Deferred tax assets and liabilities are summarized below (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Deferred tax assets:
  Accruals and reserves not yet deductible..................  $  8,529    $ 3,659
  State taxes...............................................       288         98
  Net operating loss........................................       867        925
  Credits...................................................       165        128
                                                              --------    -------
                                                              $  9,849    $ 4,810
Deferred tax liabilities:
  Unrealized appreciation on Finisar marketable
     securities.............................................    (1,339)        --
  Gain on receipt of Finisar marketable securities..........    (9,945)        --
  Depreciation..............................................    (2,412)    (1,600)
                                                              --------    -------
                                                              $(13,696)   $(1,600)
          Net deferred tax assets (liabilities).............  $ (3,847)   $ 3,210
                                                              ========    =======

                                   AXT, INC.

NOTE 10. NET INCOME PER SHARE

     A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Numerator:
  Net income................................................  $21,610    $   172    $ 4,284
                                                              =======    =======    =======
Denominator:
  Denominator for basic net income per share -- weighted
     average common shares..................................   19,677     18,655     16,076
  Effect of dilutive securities:
     Common stock options...................................    1,382      1,116        249
                                                              -------    -------    -------
Denominator for dilutive net income per share...............  $21,059    $19,771    $16,325
                                                              =======    =======    =======
Basic income per share......................................  $  1.10    $  0.01    $  0.27
Diluted income per share....................................  $  1.03    $  0.01    $  0.26
Options excluded from diluted net income per share as the
  impact is antidilutive....................................      118        415          7
                                                              =======    =======    =======

NOTE 11. STOCKHOLDERS' EQUITY

     In May 1998, the Company completed its initial public offering, or IPO, and issued 2,875,000 shares of its common stock at $10.00 per share, including the shares from an over-allotment option. The Company received cash of approximately $25.8 million net of underwriting discounts, commissions and IPO expenses. Upon the closing of the IPO, all outstanding shares of the Company's then convertible preferred stock were automatically converted into shares of common stock.

     On May 28, 1999, the Company completed its acquisition of Lyte Optronics, Inc. Under the terms of the acquisition, the Company issued approximately 2,023,000 shares of common stock and 883,000 shares of non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors of the Company and $4 per share liquidation preference over common stock, in exchange for all of the issued and outstanding shares of capital stock of Lyte.

     On July 25, 2000 the Company completed a private securities offering, raising approximately $8.5 million in exchange for 234,115 shares of common stock.

     On September 19, 2000, the Company sold pursuant to an underwritten public offering, 2,510,000 shares of its common stock at a price of $34.25 per share, including the shares from an over-allotment option. The Company received cash of approximately $80.8 million net of underwriting discounts, commissions and expenses. Following the public offering, proceeds were used to repay its line of credit and for general corporate purposes.

NOTE 12. EMPLOYEE BENEFIT PLANS

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

                                   AXT, INC.

the 1993 Plan generally vest 25.0% upon grant and 25.0% each year thereafter, with full vesting occurring on the third anniversary of the grant date.

     In May 1997, the Company adopted the 1997 Stock Option Plan ("1997 Plan") which provides for granting of incentive and non-qualified stock options to employees, consultants and directors of the Company. Under the 1997 Plan, 5,901,501 shares of common stock have been reserved for issuance as of December 31, 2000. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10.0% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25.0% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

     Information about stock option activities is summarized below:

                                                                    OPTIONS OUTSTANDING
                                                          ----------------------------------------
                                                                                         WEIGHTED
                                                                                          AVERAGE
                                             OPTIONS                      EXERCISE       EXERCISE
                                            AVAILABLE     NUMBER OF      PRICE PER       PRICE PER
                                            FOR GRANT      SHARES          SHARE           SHARE
                                            ----------    ---------    --------------    ---------
Balance at December 31, 1997..............     467,819    1,346,152                       $ 4.77
  Additional shares authorized............   1,500,000           --                           --
  Granted.................................    (320,599)     320,599    $ 5.00 - 11.87       7.46
  Exercised...............................          --      (71,407)     1.20 -  5.00       1.94
  Cancelled...............................      64,268      (64,268)     5.00 -  7.50       5.39
                                            ----------    ---------
Balance at December 31, 1998..............   1,711,488    1,531,076                         5.44
  Additional shares authorized............   1,000,000           --                           --
  Granted.................................  (1,504,350)   1,504,350      9.12 - 24.96      18.21
  Exercised...............................          --     (200,679)     1.20 -  8.25       4.64
  Cancelled...............................     154,645     (154,645)     1.90 - 22.69      13.82
                                            ----------    ---------
Balance at December 31, 1999..............   1,361,783    2,680,102                        12.18
  Additional shares authorized............   2,101,501           --                           --
  Granted.................................  (1,182,550)   1,182,550     15.06 - 47.00      30.21
  Exercised...............................          --     (711,259)     0.20 - 22.69       8.49
  Cancelled...............................     681,218     (681,218)   $ 1.90 - 47.00      17.29
                                            ----------    ---------
Balance at December 31, 2000..............   2,961,952    2,470,175                       $20.46
                                            ==========    =========

                                   AXT, INC.

     Information about stock options outstanding at December 31, 2000 is summarized below:

              OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
  -------------------------------------------   ----------------------
                                   WEIGHTED
                                    AVERAGE                   WEIGHTED
                                   REMAINING                  AVERAGE
     RANGE OF         NUMBER      CONTRACTUAL     NUMBER      EXERCISE
  EXERCISE PRICES   OUTSTANDING      LIFE       OUTSTANDING    PRICE
  ---------------   -----------   -----------   -----------   --------
  $ 5.00  -  5.00      353,944       6.63         259,162      $5.00
    5.50  -  9.12      393,771       7.40         129,619       6.92
   10.04  - 15.69      259,417       8.87          15,292      14.11
   15.87  - 21.19      277,293       8.60          82,186      19.92
   21.25  - 24.00      329,300       8.93           2,182      22.69
   24.50  - 29.56      105,500       9.28              --         --
   29.56  - 31.63      277,100       9.61              --         --
   31.88  - 36.50      269,300       9.67              --         --
   36.623 - 44.25      204,050       9.65             125      39.13
  $44.38  - 44.38          500       9.13              --         --
                     ---------       ----         -------      -----
                     2,470,175       8.55         488,566      $8.39
                     =========       ====         =======      =====

  Stock-Based Compensation Under APB No. 25

     In connection with certain stock option grants the Company recorded deferred compensation costs totaling $203,000 for the year ended December 31, 1998 and $322,000 for the year ended December 31, 1997. Compensation cost is the difference between the exercise price and the deemed fair value at the date of grant. Compensation cost is being amortized over the vesting period relating to these options, of which approximately $110,000 was amortized for the year ended December 31, 2000, $110,000 for 1999 and $96,000 for 1998.

  Certain Pro Forma Disclosures

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, which also requires that information be determined as if the Company had accounted for its employee stock options granted under the fair value method. The fair value for these options was estimated using the Black-Scholes option pricing model.

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000       1999      1998
                                                            -----      ----      ----
Risk free interest rate...................................    5.8%      5.6%      5.2%
Expected life (in years)..................................    5.0       5.0       5.0
Dividend yield............................................    0.0%      0.0%      0.0%
Volatility................................................  124.0%     96.0%     75.0%

     The weighted average grant-date fair value of options granted during the year ended December 31, 2000 was $25.73, $13.09 in 1999 and $4.57 in 1998.

                                   AXT, INC.

     Had compensation cost for the Company's options been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's pro forma net income and net income per share would have been as summarized below (in thousands except per share data):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       1999       1998
                                                         -------    -------    ------
Net income:
  As reported..........................................  $21,610    $   172    $4,284
  Pro forma net income.................................   16,417     (2,747)    3,936
Net income per share:
  As reported:
     Basic.............................................  $  1.10    $  0.01    $ 0.27
     Diluted...........................................     1.03       0.01      0.26
  Pro forma net income:
     Basic.............................................  $  0.83    $ (0.15)   $ 0.24
     Diluted...........................................     0.78      (0.15)     0.24

     Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income for future years.

  Employee Stock Purchase Plan

     In February 1998, the Company's board of directors approved the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"). The Company's stockholders approved the 1998 Purchase Plan in March 1998. At December 31, 2000 a total of 900,000 shares of the Company's common stock were reserved for issuance under the 1998 Purchase Plan. A total of 149,000 shares were purchased as of December 31, 2000. The 1998 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through payroll deductions. The common stock purchase price is determined as 85.0% of the lower of the market price of the common stock at the purchase date or the date of offer to the employee.

  Retirement Savings Plan

     The Company has a 401(k) Savings Plan (the "Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Participants may contribute up to 10.0% of their earnings to the Savings Plan with a discretionary matching amount provided by the Company. The Company's contributions to the Savings Plan were $236,000 for the year ended December 31, 2000, $146,000 for 1999 and $101,000 for 1998.

NOTE 13. SEGMENT AND FOREIGN OPERATIONS INFORMATION

     The Company has three reportable segments: substrates, visible emitters and discontinued consumer products. The segments in which the Company operates are subject to rapid technological change and significant competition. Also, the number of suppliers of certain materials used by the Company and the number of customers are limited.

                                   AXT, INC.

     Selected financial information by business segment is summarized below (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Subtrates Division
  Net revenues from external customers.............  $113,374    $ 56,732    $ 43,177
  Gross profit.....................................    52,013      23,286      17,936
  Operating income.................................    34,087      12,275      10,416
  Identifiable assets..............................   215,527      88,579      76,505
Visible Emitter Division
  Net revenues from external customers.............  $  8,129    $ 18,640    $  5,897
  Gross profit (loss) *............................    (4,194)      2,060       2,135
  Operating income (loss) *........................   (19,487)     (2,779)      1,132
  Identifiable assets..............................    33,181      23,423      18,917
Discontinued Consumer Products Division
  Identifiable assets..............................  $  1,512    $  3,760    $  7,561
          Total
  Net revenues from external customers.............  $121,503    $ 75,372    $ 49,074
  Gross profit.....................................    47,819      25,346      20,071
  Operating income.................................    14,600       9,496      11,548
  Identifiable assets..............................   250,220     115,762     102,983

---------------
* Includes restructuring charge of $1.8 million in gross profit and $8.2 million in operating loss in 2000

     The Company sells its substrates in the United States and in other parts of the world. Also, the Company has operations in Japan and China. Revenues by geographic location based on the country of the customer were as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net revenues:
  United States......................................  $ 62,905    $36,497    $30,172
  Europe.............................................    12,743      8,175      3,960
  Canada.............................................     6,661      2,221      1,356
  Japan, Asia Pacific and other......................    39,194     28,479     13,586
                                                       --------    -------    -------
  Consolidated.......................................  $121,503    $75,372    $49,074
                                                       ========    =======    =======

     Property, plant and equipment by geographic location is summarized below (in thousands):

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Property, plant and equipment, net:
  United States..........................................  $58,022    $37,362
  China..................................................    5,379      3,491
  Other..................................................       --         12
                                                           -------    -------
                                                           $63,401    $40,865
                                                           =======    =======

                                   AXT, INC.

NOTE 14. RELATED PARTY TRANSACTIONS

     Equipment & Materials, a California corporation engaged in international trading and quartzware fabrication, supplies us with various raw materials from China and has manufactured quartzware for us. Christina X. Li, the sole shareholder and president of Equipment & Materials, is the wife of Davis Zhang, the president of our substrate division. Purchases from Equipment & Materials were approximately $8.9 million for the year ended December 31, 2000, $3.6 million for 1999 and $3.7 million for 1998. A balance of $318,000 due to Equipment & Materials was included in accounts payable at December 31, 2000.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2001 with a current contract value of $87.8 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $5.4 million are included in accrued liabilities at December 31, 2000.

     The Company leases certain office space, manufacturing facilities and property and equipment under long-term operating leases expiring at various dates through December 2006. Total rent expense under these operating leases was approximately $224,048 for the year ended December 31, 2000.

     Included in property and equipment is approximately $13.0 million of equipment that is leased under non-cancelable leases accounted for as capital leases. These leases expire at various dates through 2005.

     Total minimum lease payments under the above leases as of December 31, 2000, are summarized below (in thousands):

                                                        CAPITAL    OPERATING
                                                        LEASES      LEASES       TOTAL
                                                        -------    ---------    -------
2001..................................................  $ 3,742     $  359      $ 4,101
2002..................................................    4,386        375        4,761
2003..................................................    4,289        391        4,680
2004..................................................    2,348        407        2,755
2005..................................................      633        148          781
Thereafter............................................       --         --           --
                                                        -------     ------      -------
                                                         15,398     $1,680      $17,078
                                                                    ======      =======
Less amounts representing interest at 6.0% to 8.8%....   (2,063)
                                                        -------
                                                         13,335
Less short-term portion...............................   (6,057)
                                                        -------
Long-term portion.....................................  $ 7,278
                                                        =======

NOTE 16. FOREIGN EXCHANGE CONTRACTS AND TRANSACTION LOSSES

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge

                                   AXT, INC.

against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of December 31, 2000, the Company's outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $500,000.

     The Company incurred a foreign transaction exchange loss of $552,000 for the year ended December 31, 2000, a gain of $652,000 in 1999 and a loss of $24,000 in 1998.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          AXT, Inc.

                                          By:      /s/ MORRIS S. YOUNG
                                            ------------------------------------
                                              Morris S. Young, Chief Executive
                                                   Officer and President

Date: February 22, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Morris S. Young and Donald L. Tatzin, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----
                /s/ MORRIS S. YOUNG                    President, Chief Executive     February 22, 2001
---------------------------------------------------    Officer and Chairman of the
                  Morris S. Young                                 Board

               /s/ DONALD L. TATZIN                   Senior Vice President, Chief    February 22, 2001
---------------------------------------------------         Financial Officer
                 Donald L. Tatzin

                 /s/ JOHN E. DRURY                        Corporate Controller        February 22, 2001
---------------------------------------------------
                   John E. Drury

                /s/ DAVID C. CHANG                              Director              February 22, 2001
---------------------------------------------------
                  David C. Chang

                  /s/ JESSE CHEN                                Director              February 22, 2001
---------------------------------------------------
                    Jesse Chen

                  /s/ B.J. MOORE                                Director              February 22, 2001
---------------------------------------------------
                    B.J. Moore

                      EXHIBITS TO FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 2000

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------
 2.1(1)   Agreement and Plan of Merger between American Xtal
          Technology, a California corporation, and American Xtal
          Technology Delaware Corporation, a Delaware corporation.
 2.2(4)   Agreement and Plan of Reorganization dated May 27, 1999
          (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form 8-K dated May 28, 1999).
 2.3(4)   Certificate of Merger dated May 27, 1999, filed with the
          Secretary of State of the State of Delaware on May 28, 1999
          (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form 8-K dated May 28, 1999).
 2.4(4)   Articles of Merger dated May 27, 1999, filed with the
          Secretary of State of Nevada on May 28, 1999 (which is
          incorporated herein by reference to Exhibit 2.1 to the
          registrant's form 8-K dated May 28, 1999).
 2.5(4)   Agreement and Plan of Reorganization by and among American
          XTAL Technology, Inc., Monterey Acquisition Corp., Lyte
          Optronics, Inc. and certain stockholders of Lyte Optronics,
          Inc. dated May 27, 1999.
 3.1(3)   Restated Certificate of Incorporation.
 3.2(4)   Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form
          8-K dated May 28, 1999).
 3.3(4)   By Laws.
 4.0(4)   Rights Agreement.
10.1(1)   Form of Indemnification Agreement for directors and
          officers.
10.2(1)   1993 Stock Option Plan and forms of agreements thereunder.
10.3(1)   1997 Stock Option Plan and forms of agreements thereunder.
10.4(1)   1997 Employee Stock Purchase Plan and forms of agreements
          thereunder.
10.5(1)   1998 Employee Stock Purchase Plan and forms of agreements
          thereunder.
10.6(1)   Loan Agreement between U.S. Bank National Association and us dated March 4, 1998.
10.7(2)   Purchase and Sale Agreement by and between Limar Realty
          Corp. #23 and us dated April 1998.
10.8(3)   Loan Agreement between U.S. Bank National Association and us dated September 18, 1998
10.9(3)   Letter of Credit and Reimbursement Agreement between U.S.
          Bank National Association and us dated December 1, 1998.
10.10(3)  Bond Purchase Contract between Dain Rauscher Incorporated and us dated December 1, 1998.
10.11(3)  Remarketing Agreement between Dain Rauscher Incorporated and us dated December 1, 1998.
10.12     Loan Agreement between U.S. Bank National Association and us dated August 28, 2000.
21.1(1)   List of Subsidiaries.
23.1      Consent of Independent Accountants -- PricewaterhouseCoopers
          LLP.
23.2      Consent of Independent Accountants -- Arthur Andersen LLP.
24.1      Power of Attorney (see signature page).

---------------
(1) As filed with the SEC in our Registration Statement on Form S-1 on March 17, 1998.

(2) As filed with the SEC in our Registration Statement on Amendment No. 2 to Form S-1 on May 11, 1998.

(3) As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998

(4) As filed with the SEC in our Form 8-K on June 14, 1999