Form 10-Q
period 2001-03-31
AXT INC
filed 2001-05-03
CIK 1051627

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2001

or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ______________

                         Commission File Number 0-24085

                              ---------------------

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

                              ---------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at March 31, 2001
               -----                             -----------------------------
     Common Stock, $.001 par value                         22,192,174


================================================================================

                                    AXT, INC.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheets at March 31, 2001 and
                 December 31, 2000

                 Condensed Consolidated Income Statements for the three months ended March 31, 2001 and 2000

                 Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

                 Notes To Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K

                 Signatures

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    AXT, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                      (In thousands, except per share data)


                                                                                 March 31,      December 31,
                                                                                   2001            2000
                                                                                -----------     ------------
                                                                                (Unaudited)
Assets:
  Current assets
       Cash and cash equivalents                                                 $  52,638       $  68,585
       Short-term investments                                                       20,205          30,852
       Accounts receivable                                                          26,383          27,773
       Inventories                                                                  57,887          51,846
       Prepaid expenses and other current assets                                     6,374           3,603
       Deferred income taxes                                                         3,947            --
                                                                                 ---------       ---------
           Total current assets                                                    167,434         182,659
  Property, plant and equipment                                                     70,280          63,401
  Investments                                                                        7,899            --
  Other assets                                                                       2,198           3,312
  Goodwill                                                                           1,389             848
                                                                                 ---------       ---------
           Total assets                                                          $ 249,200       $ 250,220
                                                                                 =========       =========

Liabilities and Stockholders' Equity:
    Current liabilities
        Short-term bank borrowing                                                $   1,474       $   1,353
        Accounts payable                                                            11,874          10,009
        Accrued liabilities                                                         22,451          16,651
        Deferred income taxes                                                         --             3,847
        Current portion of long-term debt                                            2,365           4,355
        Current portion of capital lease obligation                                  4,611           6,057
                                                                                 ---------       ---------
            Total current liabilities                                               42,775          42,272
   Long-term debt, net of current portion                                           16,232          15,123
   Long-term capital lease, net of current portion                                   9,454           7,278
  Other long-term liabilities                                                        1,441             200
                                                                                 ---------       ---------
            Total liabilities                                                       69,902          64,873
                                                                                 ---------       ---------
   Stockholders' equity:
         Preferred stock, $.001 par value; 2,000 shares authorized; 833
             shares issued and outstanding                                           3,532           3,532
         Common stock, $.001 par value per share; 40,000 shares authorized;
             22,192 and 21,952 shares issued and outstanding                       147,981         145,748
         Deferred compensation                                                         (79)           (107)
         Retained earnings                                                          38,974          33,980
         Other comprehensive income (loss)                                         (11,110)          2,194
                                                                                 ---------       ---------
             Total stockholders' equity                                            179,298         185,347
                                                                                 ---------       ---------
        Total liabilities and stockholders' equity                               $ 249,200       $ 250,220
                                                                                 =========       =========

              See accompanying notes to these unaudited condensed
                       consolidated financial statements.

                                    AXT, INC.

              CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
                      (In thousands, except per share data)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            2001           2000
                                                                          --------       --------
Revenue                                                                   $ 40,103       $ 22,265
Cost of revenue                                                             23,810         13,294
                                                                          --------       --------
Gross profit                                                                16,293          8,971
Operating expenses:
   Selling, general and administrative                                       5,867          3,207
   Research and development                                                  2,703          1,909
                                                                          --------       --------
              Total operating expenses                                       8,570          5,116
                                                                          --------       --------
Income from operations                                                       7,723          3,855
Interest expense                                                               629            769
Other income                                                                  (709)          (186)
                                                                          --------       --------
Income before provision for income taxes                                     7,803          3,272
Provision for income taxes                                                   2,809          1,244
                                                                          --------       --------
Income from continuing operations                                            4,994          2,028
Loss from discontinued operations, net of tax benefits of $0 and $35          --              (56)
                                                                          --------       --------
Net Income                                                                $  4,994       $  1,972
                                                                          ========       ========

Basic income (loss) per share:
  Income from continuing operations                                       $   0.23       $   0.11
  Loss from discontinued operations                                           --            (0.00)
  Net income                                                                  0.23           0.11

Diluted income (loss) per share:
  Income from continuing operations                                       $   0.22       $   0.10
  Loss from discontinued operations                                           --            (0.00)
  Net income                                                                  0.22           0.10

Shares used in per share calculations:
  Basic                                                                     22,097         18,596
  Diluted                                                                   22,790         20,074


              See accompanying notes to these unaudited condensed
                       consolidated financial statements.

                                    AXT, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                2001           2000
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income:                                                              $  4,994       $  1,972
     Adjustments to reconcile net income to cash provided by operations:
         Depreciation                                                            1,778          1,503
         Amortization of goodwill                                                   71            149
         Stock compensation                                                         28             28
         Changes in assets and liabilities:
          Accounts receivable                                                    1,390         (2,520)
          Inventories                                                           (6,041)        (5,001)
          Prepaid expenses and other current assets                             (1,707)        (1,657)
          Other assets                                                             355         (1,609)
          Accounts payable                                                       1,865          5,673
          Accrued liabilities                                                    5,800          2,093
          Other long-term liabilities                                              127             63
                                                                              --------       --------
            Net cash provided by operating activities                            8,660            694
                                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                 (7,215)        (4,204)
     Purchases of investments                                                  (18,722)          --
     Sale of investments                                                         1,034           --
                                                                              --------       --------
            Net cash used in investing activities                              (24,903)        (4,204)
                                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from (payments of):
       Proceeds from issuance of common stock                                    2,233          1,194
       Payments of capital leases                                                 (712)          (254)
       Proceeds from short-term bank borrowings                                    121          1,530
       Payments of long-term debt                                                 (881)          (458)
                                                                              --------       --------
            Net cash provided by financing activities                              761          2,012
Effect of exchange rate changes                                                   (465)            33
                                                                              --------       --------
Net decrease in cash and cash equivalents                                      (15,947)        (1,465)
Cash and cash equivalents at the beginning of the period                        68,585          6,062
                                                                              --------       --------
Cash and cash equivalents at the end of the period                            $ 52,638       $  4,597
                                                                              ========       ========

Non cash activity:
     Purchase of PP&E through capital leases                                  $  1,442       $    265
                                                                              ========       ========


               See accompanying notes to these unaudited condensed
                       consolidated financial statements.

                                    AXT, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Basis of Presentation

        The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the "Company") and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K.

Note 2. Investments

        The Company accounts for its cash equivalents and investments under Statement of Financial Accounting Standards No. 115 or SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities. The Company classifies all investments as available for sale and carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income (loss), net of tax. The components of investments at March 31, 2001 are summarized below (in thousands):

                                                                    Aggregate     Unrealized
             Available for sale                        Cost         Fair value    Gain/(loss)
-----------------------------------------------      --------       ----------    -----------
Money market                                          $ 6,928         $ 6,928      $    --
Corporate bonds                                        14,855          14,857              2
Government agency bonds                                 3,029           3,040             11
Corporate equity securities                            27,328          10,207        (17,121)
                                                     --------        --------      ---------
                                                     $ 52,140        $ 35,032      $ (17,108)
                                                     ========        ========      =========

Recorded as:
Cash equivalents                                      $ 6,928
Investments due within one year                        20,205
Investments due in over one year                        7,899
                                                     --------
                                                     $ 35,032
                                                     ========

Note 3. Inventories

        The components of inventory are summarized below (in thousands):

                                         March 31,      December 31,
                                           2001             2000
                                         ---------      ------------
            Inventories, net:
                 Raw materials           $ 22,315         $ 20,623
                 Work in process           25,075           26,795
                 Finished goods            10,497            4,428
                                         --------         --------
                                         $ 57,887         $ 51,846
                                         ========         ========

Note 4.   Net Income Per Share

        Basic earnings per common share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

        A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is summarized below (in thousands except per share data):

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                      --------------------
                                                                                       2001         2000
                                                                                      -------      -------
Numerator:
    Net income                                                                        $ 4,994      $ 1,972
                                                                                      =======      =======
Denominator:
    Denominator for basic earnings per share - weighted
        average common shares                                                          22,097       18,596
    Effect of dilutive securities:
        Common stock options                                                              693        1,478
                                                                                      -------      -------
Denominator for dilutive earnings per share                                           $22,790      $20,074
                                                                                      =======      =======

Basic earnings per share                                                              $  0.23       $.0.11
Diluted earnings per share                                                            $  0.22      $  0.10

Options excluded from diluted net income per share as the impact is antidilutive          818           18

Note 5. Comprehensive Income

        The components of comprehensive income are summarized below (in thousands):

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                2001           2000
                                              --------       --------
Net Income                                    $  4,994       $  1,972
Foreign currency translation gain (loss)          (465)            33
Unrealized gain (loss)                         (12,839)          --
                                              --------       --------
Comprehensive income (loss)                   $ (8,310)      $  2,005
                                              ========       ========

Note 6. Segment Information

        Selected industry segment information is summarized below (in thousands):

                                                   Three Months Ended
                                                       March 31,
                                               -------------------------
                                                 2001            2000
                                               ---------       ---------
Substrates Division
     Net revenues from external customers      $  38,821       $  19,125
     Gross profit                                 17,934           8,682
     Operating income                             12,037           5,636
     Identifiable assets                         211,047          96,132
Visible Emitter Division
     Net revenues from external customers      $   1,282       $   3,140
     Gross profit (loss)                          (1,641)            289
     Operating income (loss)                      (4,314)         (1,781)
     Identifiable assets                          36,960          25,516
Discontinued Consumer Products Division
     Identifiable assets                       $   1,193       $   6,281
Total
     Net revenues from external customers      $  40,103       $  22,265
     Gross profit                                 16,293           8,971
     Operating income                              7,723           3,855
     Identifiable assets                         249,200         127,929

        The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on the country of the customer are summarized below (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                     2001         2000
                                                    -------      -------
Net revenues:
         United States                              $20,802      $10,933
         Europe                                       7,480        2,523
         Canada                                       1,254         --
         Japan                                        4,001        2,122
         Asia Pacific and other                       6,566        6,687
                                                    -------      -------
         Consolidated                               $40,103      $22,265
                                                    =======      =======

Note 7. Discontinued Operations

        On December 14, 2000, the Company's Board of Directors approved management's plan to exit the Company's unprofitable consumer products business. The Company expects to complete the plan by June 30, 2001. The remaining balance in accrued liabilities for anticipated expenses of asset disposal and operating losses through the estimated date of disposal is summarized below (in thousands):


                                                      Utilized       Balance
                           Reserve        Cash        Non-cash    March 31, 2001
                           -------      --------      --------    --------------
Asset disposal             $   353      $     49      $   --        $    304
Operating losses               750           226          --             524
                           -------      --------      --------      --------
                           $ 1,103      $    275      $   --        $    828
                           =======      ========      ========      ========

Note 8. Restructuring costs

        On December 14, 2000, the Company's Board of Directors approved management's plan to exit its unprofitable 650 nm laser diode product line within its visible emitter division. As a result, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $8.2 million. The restructuring charge included $2.1 million for incremental costs and contractual obligations for such items as leasehold termination payments and other facility exit costs incurred as a direct result of this plan.

        Certain information with respect to restructuring costs is summarized below (in thousands):

                                                          Utilized                    Balance
                                             Reserve        Cash        Non-cash   March 31, 2001
                                             -------      --------      --------   --------------
Inventory write-off                          $ 1,844      $   --        $  1,844      $   --
Property, plant and equipment write-off        3,436          --           3,436          --
Goodwill write-off                               848          --             848          --
Other restructuring costs                      2,124            32           121         1,971
                                             -------      --------      --------      --------
                                             $ 8,252      $     32      $  6,249      $  1,971
                                             =======      ========      ========      ========

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

Note 9. Commitments

        The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2001 valued at $96.2 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $9.9 million are included in accrued liabilities at March 31, 2001.

Note 10. Recent Accounting Pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 2000, SFAS 133 was amended by SFAS 138. The Company has implemented SFAS 133 as amended by SFAS 137 during the quarter. The adoption of the provisions of SFAS 133 did not and does not have a material effect on the Company's financial position or results of operations.

Note 11. Foreign Exchange Contracts and Transaction Losses

         The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2001, the Company's outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $3.2 million.

        The Company incurred a foreign transaction exchange loss of $223,000 for the three months ended March 31, 2001 and a loss of $21,000 for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

        The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                               2001          2000
                                              ------        ------
Revenues                                       100.0%        100.0%
Cost of revenues                                59.4          59.7
                                              ------        ------
Gross profit                                    40.6          40.3
Operating expenses:
   Selling, general and administrative          14.6          14.4
   Research and development                      6.7           8.6
                                              ------        ------
              Total operating expenses          21.3          23.0
                                              ------        ------
Income from operations                          19.3          17.3
Interest expense                                 1.6           3.5
Other income                                    (1.8)         (0.8)
                                              ------        ------
Income before provision for income taxes        19.5          14.7
Provision for income taxes                       7.0           5.6
                                              ------        ------
Income from continuing operations               12.5           9.1
Loss from discontinued operations               --            (0.3)
                                              ------        ------
Net Income                                      12.5%          8.9%
                                              ======        ======

Three months ended March 31, 2001 compared to three months ended March 31, 2000

        Revenue from continuing operations. Revenue increased $17.8 million, or 80.1%, to $40.1 million for the three months ended March 31, 2001 compared to $22.3 million for the three months ended March 31, 2000. Revenue from our substrate division which represents 96.8% of total revenue for the three months ended March 31, 2001 increased $19.7 million, or 103.0%, to $38.8 million compared to $19.1 million for the three months ended March 31, 2000. Total GaAs substrate revenue increased $13.4 million, or 77.9%, to $30.6 million for the three months ended March 31, 2001 compared to $17.2 million for the three months ended March 31, 2000. Sales of 5" and 6" GaAs subtrates increased $9.1 million, or 650.0%, to $10.5 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000. InP substrate revenue increased $5.7 million, or 317.0%, to $7.5 million for the three months ended March 31, 2001 compared to $1.8 million for the three months ended March 31, 2000. The increase in GaAs and InP substrate sales was a result of increased sales volume to existing and new customers due in part to strong growth in the fiber optic and wireless handset markets. Sales at our visible emitter division decreased $1.9 million, or 59.2% to $1.3 million due to a decrease in sales of laser diodes, offset by an increase in sales of HBLEDs and VCSELs. The decrease in laser diode sales is the result of exiting the 650 nm product line in the fourth quarter of 2000.

        International revenue decreased to 48.1% of total revenue for the three months ended March 31, 2001 compared to 50.9% of total revenue for the three months ended March 31, 2000. The decrease in the percentage of international revenue to total revenue was primarily the result of increased substrate sales in the United States.

        Gross margin. Gross margin increased to 40.6% of total revenue for the three months ended March 31, 2001 compared to 40.3% of total revenue for the three months ended March 31, 2000. The gross margin at the substrate division increased to 46.2% of substrate revenue for the three months ended March 31, 2001 compared to 45.4% of substrate revenue for the period ended March 31, 2000. The increase was primarily due to higher volume and the realization of lower labor and manufacturing overhead costs as a result of expanding our wafer production capacity in China. Gross margin at the visible emitter division decreased to negative 128.0% of visible emitter revenue for the three months ended March 31, 2001 compared to 9.2% of visible emitter revenue for the three months ended March 31, 2000. The decrease was primarily due to increased costs associated with the start-up of HBLED and VCSEL product production and decreased sales of laser diodes.

        Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.7 million, or 82.9%, to $5.9 million for the three months ended March 31, 2001 compared to $3.2 million for the three months ended March 31, 2000. As a percentage of total revenue, selling, general and administrative expenses were 14.6% for the three months ended March 31, 2001 compared to 14.4% for the three months ended March 31, 2000. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current and future increases in sales volume.

        Research and development expenses. Research and development expenses increased $794,000, or 41.6%, to $2.7 million for the three months ended March 31, 2001 compared to $1.9 million for the three months ended March 31, 2000. As a percentage of total revenue for these three-month periods, research and development expenses were 6.7% in 2001 and 8.6% in 2000. The increase was primarily the result of increases in personnel and related expenses and materials to support HDLED and VCSEL research and development at the visible emitter division and 6" GaAs and 4" InP substrate research and development at the substrate division.

        Interest expense. Interest expense decreased $140,000, or 18.2%, to $629,000 for the three months ended March 31, 2001 compared to $769,000 for the three months ended March 31, 2000 due to the repayment of debt.

        Other income and expense. Other income increased $523,000 to $709,000 for the three months ended March 31, 2001 compared to income of $186,000 for the three months ended March 31, 2000. The increase was primarily due to interest earned on cash and investments.

        Provision for income taxes. The effective tax rate decreased to 36.0% for the three months ended March 31, 2001 compared to 38.0% for the three months ended March 31, 2000. The decrease is primarily the result of shifting production to China.

Liquidity and Capital Resources

        Cash and cash equivalents decreased $15.9 million to $52.6 million at March 31, 2001 compared to $68.6 million at December 31, 2000.

        Net cash provided by operating activities of $8.7 million for the three months ended March 31, 2001 was comprised primarily of net income adjusted for non-cash items of $1.9 million, and by $1.8 million provided by working capital and other activities. Net cash provided by working capital and other activities resulted primarily from increases in prepaid expenses and inventory, offset by increases in accounts payable and accrued liabilities.

        Net cash used in investing activities of $24.9 million primarily reflects $17.7 million in investments and $7.2 million in purchases of property and equipment. These capital expenditures were made to increase crystal growth and wafer processing capacity at the substrate division and to increase HBLED and VCSEL epitaxy growth and wafer processing capacity at the visible emitter division.

        We are currently constructing an additional 32,000 square foot building in Beijing, China to expand substrate wafer processing capacity and a 27,000 square foot building in El Monte, California to expand HBLED and VCSEL production. We are also constructing improvements to our existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity. We expect to invest approximately $33.6 million in additional facilities and equipment over the next 9 months.

        Net cash provided by financing activities of $761,000 consisted of proceeds of $2.2 million from the sale of common stock and a $121,000 increase in short term bank borrowings offset by $881,000 used for principal and interest payments on long-term debt and $712,000 used for capital lease payments.

        We currently have a $20.0 million line of credit with a commercial bank bearing interest at 175 basis points above LIBOR. This line of credit is secured by all of our assets, other than equipment, and expires on May 31, 2002. At March 31, 2001, there was no balance outstanding under the line of credit.

        We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Some of our manufacturing facilities have been financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 200 basis points below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds on a quarterly basis is supported by a letter of credit from our bank. We have the option to redeem the bonds in whole or in part during their term. At March 31, 2001, $10.2 million was outstanding under these bonds.

        We anticipate that the combination of existing cash on hand and the borrowings available under our current credit agreements will be sufficient to fund working capital and capital expenditure requirements for the next 12 months. However, our future capital requirements will be dependent on many factors including the rate of revenue growth, our profitability, the timing and extent of spending to support research and development programs, the expansion of our manufacturing facilities, the expansion of our selling and marketing and administrative activities and market acceptance of our products. We may need to obtain additional equity and debt financing in the future, which may not be available on acceptable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan and Taiwan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange loss of $223,000 for the three months ended March 31, 2001 and a loss of $21,000 for the three months ended March 31, 2000. We purchase foreign exchange contracts to economically hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $3.2 million as of March 31, 2001. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

        The fair market value of long-term fixed and variable interest rate debt is subject to interest rate risk. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.

        Investments are valued at fair market value at March 31, 2001. There is no assurance that we will realize this value when we sell these investments in the future.

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

        We are subject to federal, state and local environmental laws and regulations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. We are cooperating with the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. In May 2000, Cal-OSHA levied a fine against us in the amount of $313,655 for alleged health and safety violations. In March 2001, we settled on an amount of $200,415, and have put in place engineering, administrative and personnel protective equipment programs to address these issues. Our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. In addition, existing or future changes in laws or regulations may require us to incur significant expenditures or liabilities, or may restrict our operations.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

        A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our five largest customers accounted for 32.9% of our total revenue from continuing operations for the three months ended March 31, 2001 and 22.1% for the three months ended March 31, 2000. No customer accounted for more than 10.0% of our total revenue. Our substrate revenue accounted for 96.8% of our total revenue from continuing operations for the three months ended March 31, 2001 and 85.9% for the three months ended March 31, 2000. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period.

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

        Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 48.1% of our total revenue from continuing operations for the three months ended March 31, 2001 and 40.3% for the three months ended March 31, 2000. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

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

        Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended March 31, 2001, the high and low closing sales prices of our common stock were $44.56 and $14.50. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

We and our suppliers rely on a continuous power supply to conduct operations, and California's current energy crisis could disrupt our business and increase our expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California.

     Some of our suppliers are located in California. As a result of this crisis, these suppliers may be unable to manufacture sufficient quantities of product to meet our needs, or they may increase the fees they charge us for their services. We do not have long-term contracts with these suppliers. The inability of our suppliers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our customers' orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

     In addition, certain critical operations are located in California. We currently do not have sufficient backup power generation capacity to maintain full manufacturing capacity in the event of a blackout. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which may substantially harm our business and results of operation.

PART II        OTHER  INFORMATION


Item 1. Exhibits and reports on Form 8-K

a.      Exhibits

               None

b.      Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AXT, INC.

                                                     Chief Executive Officer
Dated:   May 3, 2001                         By:     /s/    Morris S. Young
                                                 -------------------------------
                                                         Morris S. Young

                                                     Chief Financial Officer
Dated:   May 3, 2001                         By:     /s/    Donald L. Tatzin
                                                 -------------------------------
                                                         Donald L. Tatzin

                                                     Corporate Controller
Dated:   May 3, 2001                         By:     /s/    John Drury
                                                 -------------------------------
                                                         John Drury