Form 10-Q
period 2001-06-30
AXT INC
filed 2001-08-01
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________to____________

Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3031310 (I.R.S. Employer Identification No.)

4281 Technology Drive, Fremont, California 94538
(Address of principal executive offices) (Zip code)
(510) 683-5900
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES   [X]     NO   [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.001 par value	Outstanding at June 30, 2001 22,326,799

AXT, INC.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000

Condensed Consolidated Income Statements for the three and six months ended June 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Notes To Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets:

Current assets

Cash and cash equivalents	$39,662	$68,585

Short-term investments	27,300	30,852

Accounts receivable	29,927	27,773

Inventories	62,934	51,846

Prepaid expenses and other current assets	6,731	3,603

Deferred income taxes	441	—

Total current assets	166,995	182,659

Property, plant and equipment	78,650	63,401

Investments	11,925	—

Other assets	3,459	3,312

Goodwill	1,284	848

Total assets	$262,313	$250,220

Liabilities and Stockholders’ Equity:

Current liabilities

Short-term bank borrowing	$387	$1,353

Accounts payable	11,456	10,009

Accrued liabilities	24,601	16,651

Deferred income taxes	—	3,847

Current portion of long-term debt	2,457	4,355

Current portion of capital lease obligation	3,654	6,057

Total current liabilities	42,555	42,272

Long-term debt, net of current portion	15,505	15,123

Long-term capital lease, net of current portion	9,596	7,278

Other long-term liabilities	1,656	200

Total liabilities	69,312	64,873

Stockholders’ equity:

Preferred stock, $.001 par value per share; 2,000 shares authorized; 833 shares issued and outstanding	3,532	3,532

Common stock, $.001 par value per share; 70,000 shares authorized; 22,327 and 21,952 shares issued and outstanding	149,848	145,748

Deferred compensation	(52)	(107)

Retained earnings	44,218	33,980

Other comprehensive income (loss)	(4,545)	2,194

Total stockholders’ equity	193,001	185,347

Total liabilities and stockholders’ equity	$262,313	$250,220

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenue	$41,272	$27,939	$81,376	$50,204

Cost of revenue	25,067	16,883	48,877	30,177

Gross profit	16,205	11,056	32,499	20,027

Operating expenses:

Selling, general and administrative	5,412	4,286	11,279	7,493

Research and development	2,430	1,800	5,133	3,709

Total operating expenses	7,842	6,086	16,412	11,202

Income from operations	8,363	4,970	16,087	8,825

Interest expense	515	1,149	1,144	1,918

Other (income)	(345)	(298)	(1,054)	(484)

Income before provision for income taxes	8,193	4,119	15,997	7,391

Provision for income taxes	2,949	1,575	5,759	2,819

Income from continuing operations	5,244	2,544	10,238	4,572

Loss from discontinued operations, net of tax benefits	—	(191)	—	(247)

Net Income	$5,244	$2,353	$10,238	$4,325

Basic income (loss) per share:

Income from continuing operations	$0.24	$0.14	$0.46	$0.24

Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	0.24	0.13	0.46	0.23

Diluted income (loss) per share:

Income from continuing operations	$0.23	$0.13	$0.45	$0.23

Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	0.23	0.12	0.45	0.22

Shares used in per share calculations:

Basic	22,289	18,654	22,194	18,687

Diluted	23,073	20,149	22,943	20,178

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income:	$10,238	$4,325

Adjustments to reconcile net income to cash provided by operations:

Depreciation	3,815	2,917

Deferred income taxes	—	(1,375)

Amortization of goodwill	162	299

Stock compensation	55	55

Changes in assets and liabilities:

Accounts receivable	(2,154)	(3,328)

Inventories	(11,088)	(8,160)

Prepaid expenses and other current assets	(2,064)	2,874

Other assets	185	(1,022)

Accounts payable	1,447	4,281

Accrued liabilities	7,950	3,337

Other long-term liabilities	356	(310)

Net cash provided by operating activities	8,902	3,893

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(16,894)	(11,101)

Purchases of investments	(21,196)	—

Sale of investments	1,034	—

Net cash used in investing activities	(37,056)	(11,101)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	4,100	2,285

Payments of capital leases	(2,255)	(868)

Payments of short-term bank borrowings	(966)	5,682

Payments of long-term debt	(1,516)	(926)

Net cash provided by (used in) financing activities	(637)	6,173

Effect of exchange rate changes	(132)	122

Net decrease in cash and cash equivalents	(28,923)	(913)

Cash and cash equivalents at the beginning of the period	68,585	6,062

Cash and cash equivalents at the end of the period	$39,662	$5,149

Non cash activity:

Purchase of PP&E through capital leases	$2,170	$3,427

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the “Company”) and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2000 Annual Report on Form 10-K.

Note 2. Investments

     The Company accounts for its cash equivalents and investments in marketable securities under Statement of Financial Accounting Standards No. 115 or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies all investments as available for sale and carries them at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at June 30, 2001 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$5,906	$5,906	$—

Corporate bonds	14,741	14,798	57

Government agency bonds	4,528	4,554	26

Corporate equity securities	27,328	19,873	(7,455)

	$52,503	$45,131	$(7,372)

Recorded as:

Cash equivalents	$5,906

Investments due within one year	27,300

Investments due in over one year	11,925

	$45,131

Note 3. Inventories

     The components of inventory are summarized below (in thousands):

	June 30,	December 31,
	2001	2000

Inventories, net:

Raw materials	$24,953	$20,623

Work in process	28,789	26,795

Finished goods	9,192	4,428

	$62,934	$51,846

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

     A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net income	$5,244	$2,353	$10,238	$4,325

Denominator:

Denominator for basic earnings per share — weighted average common shares	22,289	18,654	22,194	18,687

Effect of dilutive securities:

Common stock options	784	1,495	749	1,491

Denominator for dilutive earnings per share	23,073	20,149	22,943	20,178

Basic earnings per share	$0.24	$0.13	$0.46	$0.23

Diluted earnings per share	$0.23	$0.12	$0.45	$0.22

Options excluded from diluted net income per share as the impact is antidilutive	1,069	82	975	57

Note 5. Comprehensive Income

     The components of comprehensive income are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net Income	$5,244	$2,353	$10,238	$4,325

Foreign currency translation gain (loss)	333	89	(132)	122

Unrealized gain (loss) on marketable securities	6,232	—	(6,607)	—

Comprehensive income	$11,809	$2,442	$3,499	$4,447

Note 6. Segment Information

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Substrates Division

Net revenues from external customers	$38,050	$26,213	$76,871	$45,338

Gross profit	16,803	12,467	34,737	21,149

Operating income	10,981	8,783	23,018	14,419

Identifiable assets	223,282	105,151	223,282	105,151

Opto-electronics Division

Net revenues from external customers	$3,222	$1,726	$4,505	$4,866

Gross profit (loss)	(598)	(1,411)	(2,238)	(1,122)

Operating income (loss)	(2,618)	(3,813)	(6,931)	(5,594)

Identifiable assets	38,335	26,920	38,335	26,920

Discontinued Consumer Products Division

Identifiable assets	$696	$5,100	$696	$5,100

Total

Net revenues from external customers	$41,272	$27,939	$81,376	$50,204

Gross profit	16,205	11,056	32,499	20,027

Operating income	8,363	4,970	16,087	8,825

Identifiable assets	262,313	137,171	262,313	137,171

     The Company changed the name of its Visible Emitter division to Opto-electronics division.

     The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on the country of the customer are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net revenues:

United States	$20,708	$14,572	$41,511	$25,505

Europe	8,147	3,251	15,627	5,774

Canada	2,020	1,130	3,274	1,130

Japan	2,491	2,308	6,492	4,430

Asia Pacific and other	7,906	6,678	14,472	13,365

Consolidated	$41,272	$27,939	$81,376	$50,204

Note 7. Discontinued Operations

     On December 14, 2000, the Company’s Board of Directors approved management’s plan to exit the Company’s unprofitable consumer products business. The Company expects to complete the plan by December 31, 2001. The remaining balance in accrued liabilities for anticipated expenses of asset disposal and operating losses through the estimated date of disposal is summarized below (in thousands):

		Utilized
				Balance
	Reserve	Cash	Non-cash	June 30, 2001

Asset disposal	$353	$100	$—	$253

Operating losses	750	490	—	260

	$1,103	$590	$—	$513

Note 8. Restructuring costs

     On December 14, 2000, the Company’s Board of Directors approved management’s plan to exit its unprofitable 650 nm laser diode product line within its Opto-electronics division. As a result, during the fourth quarter of 2000, the Company recorded a pre-tax restructuring charge of $8.2 million. The restructuring charge included $2.1 million for incremental costs and contractual obligations for such items as leasehold termination payments and other facility exit costs incurred as a direct result of this plan.

     Certain information with respect to restructuring costs is summarized below (in thousands):

		Utilized
				Balance
	Reserve	Cash	Non-cash	June 30, 2001

Inventory write-off	$1,844	$—	$1,844	$—

Property, plant and equipment write-off	3,436	—	3,436	—

Goodwill write-off	848	—	848	—

Other restructuring costs	2,124	53	121	1,950

	$8,252	$53	$6,249	$1,950

The fair value of assets determined to be impaired in accordance with the guidance for assets to be held and used in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” were the result of management estimates. The above noted exit costs were determined in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The restructuring actions, as outlined by the plan, are intended to be executed to completion by December 31, 2001.

Note 9. Commitments

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2001. The remaining value of these contracts was $87.1 million as of June 30, 2001. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $8.8 million are included in accrued liabilities at June 30, 2001.

Note 10. Recent Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 and No. 142, or SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001. SFAS 142 will apply to all acquired intangible assets whether acquired singly, as a part of a group, or in a business combination. The statement will supersede APB Opinion No. 17, “Intangible Assets”, and will carry forward provisions in APB Opinion No. 17 relating to internally developed intangible assets. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We believe adoption of the provisions of SFAS 141 and SFAS 142 will not have a material effect on the Company’s financial position or results of operations.

Note 11. Foreign Exchange Contracts and Transaction Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2001, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $7.8 million.

     The Company incurred foreign transaction exchange losses of $86,500 and $309,750 for the three and six months ended June 30, 2001 respectively, and gains of $26,000 and $47,000 for the three and six months ended June 30, 2000 respectively.

Note 12. Stockholder Rights Plan

     In April 2001, the Company adopted a Stockholder Rights Plan (the “Plan”) designed to enable all stockholders to realize the full value of their investment and to provide for fair and equal treatment for all stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders received one Right to purchase one one-thousandth of a share of a new series of Preferred Stock for each outstanding share of Common Stock held of record at the close of business on May 30, 2001 at $131.00 per Right, when someone acquires 15 percent or more of the Company’s Common Stock or announces a tender offer which could result in such person owning 15 percent or more of the Common Stock. Each one one-thousandth of a share of the new Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to someone acquiring 15 percent, the Rights can be redeemed for $0.001 each by action of the Board of Directors. Under certain circumstances, if someone acquires 15 percent or more of the Common Stock, the Rights permit the stockholders other than the acquiror to purchase the Company’s Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. Alternatively, when the Rights become exercisable, the Board of Directors may authorize the issuance of one share of Common Stock in exchange for each Right that is then exercisable. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquiror at a 50 percent discount. Rights held by the acquiror will become null and void in both cases. The Rights expire on April 24, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words ‘‘anticipates,’’ ‘‘believes,’’ ‘‘expects,’’ ‘‘future,’’ ‘‘intends,’’ and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	60.7	60.4	60.1	60.1

Gross profit	39.3	39.6	39.9	39.9

Operating expenses:

Selling, general and administrative	13.1	15.3	13.9	14.9

Research and development	5.9	6.4	6.3	7.4

Total operating expenses	19.0	21.8	20.2	22.3

Income from operations	20.3	17.8	19.7	17.6

Interest expense	1.2	4.1	1.4	3.8

Other (income)	(0.8)	(1.1)	(1.3)	(1.0)

Income before provision for income taxes	19.9	14.7	19.6	14.7

Provision for income taxes	7.1	5.6	7.1	5.6

Income from continuing operations	12.8	9.1	12.5	9.1

Loss from discontinued operations	—	(0.7)	—	(0.5)

Net Income	12.8%	8.4%	12.5%	8.6%

Three months ended June 30, 2001 compared with three months ended June 30, 2000

     Revenue from continuing operations. Revenue increased $13.4 million, or 47.7%, to $41.3 million for the three months ended June 30, 2001 compared with $27.9 million for the three months ended June 30, 2000. Revenue from our substrate division which represents 92.2% of total revenue for the three months ended June 30, 2001 increased $11.8 million, or 45.2%, to $38.0 million compared with $26.2 million for the three months ended June 30, 2000. Total GaAs substrate revenue increased $4.1 million, or 18.1%, to $26.8 million for the three months ended June 30, 2001 compared with $22.7 million for the three months ended June 30, 2000. Sales of 5" and 6" GaAs subtrates increased $5.1 million, or 153.0%, to $8.5 million for the three months ended June 30, 2001 compared with $3.4 million for the three months ended June 30, 2000. InP substrate revenue increased $6.9 million, or 260.0%, to $9.5 million for the three months ended June 30, 2001 compared with $2.6 million for the three months ended June 30, 2000. The increase in GaAs and InP substrate sales was a result of increased sales volume to existing and new customers due in part to growth in the fiber optic and wireless handset markets. We cannot guarantee that growth in these markets will continue in the future. Sales at our opto-electronics division increased $1.5 million, or 86.7% to $3.2 million due to an increase in sales of HBLEDs and VCSELs.

     International revenue increased to 49.8% of total revenue for the three months ended June 30, 2001 compared with 47.8% of total revenue for the three months ended June 30, 2000. The increase in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to Asia and Europe.

     Gross margin. Gross margin decreased to 39.3% of total revenue for the three months ended June 30, 2001 compared with 39.6% of total revenue for the three months ended June 30, 2000. Gross margin at the substrate division decreased to 44.2% of substrate revenue for the three months ended June 30, 2001 compared with 47.6% of substrate revenue for the period ended June 30, 2000. Gross margin at the opto-electronics division increased to negative 18.6% of opto-electronics revenue for the three months ended June 30, 2001 compared with negative 81.7% of opto-electronics revenue for the three months ended June 30, 2000. The increase was primarily due to increased sales of HBLED and VCSEL products.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.1 million, or 26.3%, to $5.4 million for the three months ended June 30, 2001 compared with $4.3 million for the three months ended June 30, 2000. As a percentage of total revenue, selling, general and administrative expenses were 13.1% for the three months ended June 30, 2001 compared with 15.3% for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current sales volume.

     Research and development expenses. Research and development expenses increased $630,000, or 35.0%, to $2.4 million for the three months ended June 30, 2001 compared with $1.8 million for the three months ended June 30, 2000. As a percentage of total revenue, research and development expenses were 5.9% for the three months ended June 30, 2001 compared with 6.4% for the three months ended June 30, 2000. The increase in research and development expenses was primarily the result of increases in personnel and related expenses and materials to support HBLED and VCSEL research and development at the opto-electronics division and 6" GaAs and 4" InP substrate research and development at the substrate division.

     Interest expense. Interest expense decreased $634,000, or 55.2%, to $515,000 for the three months ended June 30, 2001 compared with $1.2 million for the three months ended June 30, 2000 due to the repayment of debt.

     Other income and expense. Other income increased $47,000 to $345,000 for the three months ended June 31, 2001 compared with income of $298,000 for the three months ended June 30, 2000. The increase was primarily due to interest earned on cash and investments.

     Provision for income taxes. The effective tax rate decreased to 36.0% for the three months ended June 30, 2001 compared with 38.0% for the three months ended June 30, 2000. The decrease is primarily the result of shifting production to China.

Six months ended June 30, 2001 compared with six months ended June 30, 2000

     Revenue from continuing operations. Revenue increased $31.2 million, or 62.1%, to $81.4 million for the six months ended June 30, 2001 compared with $50.2 million for the six months ended June 30, 2000. Revenue from our substrate division which represents 94.5% of total revenue for the six months ended June 30, 2001 increased $31.5 million, or 69.6%, to $76.9 million compared with $45.4 million for the six months ended June 30, 2000. Total GaAs substrate revenue increased $17.4 million, or 43.8%, to $57.3 million for the six months ended June 30, 2001 compared with $39.9 million for the six months ended June 30, 2000. Sales of 5" and 6" GaAs subtrates increased $12.4 million, or 258.6%, to $17.2 million for the six months ended June 30, 2001 compared with $4.8 million for the six months ended June 30, 2000. InP substrate revenue increased $ 12.7 million, or 288.2%, to $17.1 million for the six months ended June 30, 2001 compared with $4.4 million for the six months ended June 30, 2000. The increase in GaAs and InP substrate sales was a result of increased sales volume to existing and new customers due in part to growth in the fiber optic and wireless handset markets. We cannot guarantee that growth in these markets will continue in the future. Sales at our opto-electronics division decreased $361,000, or 7.4% to $4.5 million due to an increase in sales of HBLEDs and VCSELs.

     International revenue increased to 49.0% of total revenue for the six months ended June 30, 2001 compared with 49.2% of total revenue for the six months ended June 30, 2000. The decrease in the percentage of international revenue to total revenue was primarily the result of increased substrate sales to Asia and Europe.

     Gross margin. Gross margin was unchanged at 39.9% of total revenue for the six months ended June 30, 2001 compared with 39.9% of total revenue for the six months ended June 30, 2000. Gross margin at the substrate division decreased to 45.2% of substrate revenue for the six months ended June 30, 2001 compared with 46.6% of substrate revenue for the six months ended June 30, 2000. Gross margin at the opto-electronics division decreased to negative 49.7% of opto-electronics revenue for the six months ended June 30, 2001 compared with negative 23.1% of opto-electronics revenue for the six months ended June 30, 2000. The decrease was primarily due to increased costs associated with the start-up of HBLED and VCSEL product production and decreased sales of laser diodes.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 50.5%, to $11.3 million for the six months ended June 30, 2001 compared with $7.5 million for the six months ended June 30, 2000. As a percentage of total revenue, selling, general and administrative expenses were 13.9% for the six months ended June 30, 2001 compared with 14.9% for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily due to increases in personnel and related expenses required to support current sales volume.

     Research and development expenses. Research and development expenses increased $1.4 million, or 38.4%, to $5.1 million for the six months ended June 30, 2001 compared with $3.7 million for the six months ended June 30, 2000. As a percentage of total revenue, research and development expenses were 6.3% for the six months ended June 30, 2001 compared with 7.4% for the six months ended June 30, 2000. The increase in research and development expenses was primarily the result of increases in personnel and related expenses and materials to support HBLED and VCSEL research and development at the opto-electronics division and 6" GaAs and 4" InP substrate research and development at the substrate division.

     Interest expense. Interest expense decreased $774,000, or 40.4%, to $1.4 million for the six months ended June 30, 2001 compared with $1.9 million for the six months ended June 30, 2000 due to the repayment of debt.

     Other income and expense. Other income increased $570,000 to $1.1 million for the six months ended June 30, 2001 compared with income of $484,000 for the six months ended June 30, 2000. The increase was primarily due to interest earned on cash and investments.

     Provision for income taxes. The effective tax rate decreased to 36.0% for the six months ended June 30, 2001 compared with 38.0% for the six months ended June 30, 2000. The decrease is primarily the result of shifting production to China.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $28.9 million to $39.7 million at June 30, 2001 compared with $68.6 million at December 31, 2000.

     Net cash provided by operating activities of $8.9 million for the six months ended June 30, 2001 was comprised primarily of net income adjusted for non-cash items of $4.0 million, and by a $5.3 million increase in working capital and other activities. The net increase in working capital and other activities resulted primarily from increases in accounts receivable, inventory and prepaid expenses and other current assets, offset by increases in accounts payable and accrued liabilities.

     Net cash used in investing activities of $37.1 million primarily reflects $20.2 million in investments and $16.9 million in purchases of property and equipment. These purchases of property and equipment were made to increase crystal growth and wafer processing capacity at the substrate division and to increase HBLED and VCSEL epitaxy growth and wafer processing capacity at the opto-electronics division.

     We are currently constructing an additional 32,000 square foot building in Beijing, China to expand substrate wafer processing capacity and a 27,000 square foot building in El Monte, California to expand HBLED and VCSEL production. We are also constructing improvements to our existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity. We expect to invest approximately $15.0 million in additional facilities and equipment over the next 6 months.

     Net cash used in financing activities of $637,000 consisted of payments to capital leases and long-term debt of $4.7 million offset by proceeds of $4.1 million from the sale of common stock.

     We currently have a $20.0 million line of credit with a commercial bank bearing interest at 175 basis points above LIBOR. This line of credit is secured by all of our assets, other than equipment, and expires on May 31, 2002. At June 30, 2001, there was no balance outstanding under the line of credit.

     We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Some of our manufacturing facilities have been financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 200 basis points below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds on a quarterly basis is supported by a letter of credit from our bank. We have the option to redeem the bonds in whole or in part during their term. At June 30, 2001, $10.0 million was outstanding under these bonds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan and Taiwan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange loss of $86,500 for the three months ended June 30, 2001 and a gain of $26,000 for the three months ended June 30, 2000. We purchase foreign exchange contracts to economically hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $7.8 million as of June 30, 2001. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

     The fair market value of long-term fixed and variable interest rate debt is subject to interest rate risk. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.

     Investments are valued at fair market value at June 30, 2001. There is no assurance that we will realize this value when we sell these investments in the future.

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

     We may not be able to sustain our historical growth rate, and we may experience significant fluctuations in our revenue and earnings in the future. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	fluctuations in demand for our products;

•	expansion of our manufacturing capacity;

•	expansion of our operations in China;

•	limited availability and increased cost of raw materials;

•	the volume and timing of orders from our customers;

•	fluctuation of our manufacturing yields;

•	decreases in the prices of our competitors’ products;

•	costs incurred in connection with any future acquisitions of businesses or technologies;

•	increases in our expenses, including expenses for research and development; and

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner.

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

     We are currently constructing additional capacity and facilities in California and China. Our expansion activities subject us to a number of risks, including:

•	unforeseen environmental or engineering problems;

•	unavailability or late delivery of production equipment;

•	delays in completing new facilities;

•	delays in bringing production equipment on-line;

•	work stoppages or delays;

•	unanticipated cost increases; and

•	restrictions imposed by requirements of local, state or federal regulatory agencies.

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

     To date, we have limited experience producing and selling our HBLED and VCSEL products, and we may be unable to successfully market and sell these products. To market and sell our HBLED and VCSEL products, we will have to develop additional distribution channels. In addition, we must apply our proprietary VGF technique to new substrate products and successfully introduce and market new opto-electronic semiconductor devices, including HBLED and VCSEL products.

If we do not successfully develop new products to respond to rapidly changing customer requirements, our ability to generate sales and obtain new customers may suffer.

     Our success depends on our ability to offer new products that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies, our existing products could become obsolete and unmarketable. If we fail to offer new products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements. Other companies, including IBM, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs-based devices at competitive prices. If these substrate materials are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

     The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger, Hitachi Cable, Japan Energy, Litton Airtron and Sumitomo Electric and from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as IBM, that are actively developing alternative materials to GaAs. We believe that at least one of our competitors has recently begun shipping GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may not continue to be profitable. We face many competitors that have a number of significant advantages over us, particularly in our compound semiconductor device products, including:

•	greater experience in the business;

•	more manufacturing experience;

•	broader name recognition; and

•	significantly greater financial, technical and marketing resources.

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

     Our products are manufactured using complex technologies, and the number of usable substrates and devices we can produce can fluctuate as a result of many factors, including:

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	substrate breakage;

•	equipment failure, power outages or variations in the manufacturing process; and

•	performance of personnel involved in the manufacturing process.

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

     Our products are used as components in our customers’ products. Accordingly, demand for our products is subject to factors affecting the ability of our customers to successfully introduce and market their products, including:

•	the competition our customers face in their particular industries;

•	the technical, manufacturing, sales and marketing and management capabilities of our customers;

•	the financial and other resources of our customers; and

•	the inability of our customers to sell their products if they infringe third party intellectual property rights.

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

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 35.2% of our total revenue for the three months ended June 30, 2001 and 26.0% for the three months ended June 30, 2000. One customer accounted for 14% of total revenue and another customer accounted for 11% of total revenue for the three months ended June 30, 2001. Our substrate revenue accounted for 92.2% of our total revenue for the three months ended June 30, 2001 and 93.8% for the three months ended June 30, 2000. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period.

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

     Customers typically place orders with us for our substrate and opto-electronic semiconductor device products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. We anticipate that sales of any future substrate and opto-electronic semiconductor device products under development will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our current substrate and opto-electronic semiconductor device products.

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

     As part of our strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours, such as our acquisition of Lyte Optronics in May 1999. Acquisitions entail numerous risks, including:

•	we may have difficulty assimilating the operations, products and personnel of the acquired businesses;

•	our ongoing business may be disrupted;

•	we may incur unanticipated costs;

•	our management may be unable to manage the financial and strategic position of acquired or developed products, services and technologies;

•	we may be unable to maintain uniform standards, controls and procedures and policies; and

•	our relationships with employees and customers may be impaired as a result of any integration.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 49.8% of our total revenue for the three months ended June 30, 2001 and 47.8% for the three months ended June 30, 2000. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

     Our dependence on international sales involves a number of risks, including:

•	changes in tariffs, import restrictions and other trade barriers;

•	unexpected changes in regulatory requirements;

•	longer periods to collect accounts receivable;

•	changes in export license requirements;

•	political and economic instability;

•	unexpected changes in diplomatic and trade relationships; and

•	foreign exchange rate fluctuations.

     Our sales are denominated in U.S. dollars, except for sales to our Japanese and some Taiwanese customers, which are denominated in Japanese yen. Thus, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products in these markets. Also, denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. The functional currencies of our Japanese and Chinese subsidiaries are the local currencies. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. If we do not effectively manage the risks associated with international sales, our revenue and financial condition could be adversely affected.

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

Changes in China’s political, social and economic environment may affect our financial performance.

     Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

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

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended June 30, 2001, the high and low closing sales prices of our common stock were $40.67 and $13.72. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	changes in expectations about our future financial performance or changes in financial estimates of securities analysts;

•	announcements of technological innovations by us or our competitors;

•	new product introduction by us or our competitors;

•	large customer orders or order cancellations; and

•	the operating and stock price performance of comparable companies.

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

     Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a merger, acquisition or change of control of us, or changes in our management. These provisions include:

•	the division of our board of directors into three separate classes, each with three year terms;

•	the right of our board to elect a director to fill a space created by a board vacancy or the expansion of the board;

•	the ability of our board to alter our bylaws;

•	the ability of our board to authorize the issuance of up to 2,000,000 shares of blank check preferred stock; and

•	the requirement that only our board or the holders of at least 10% of our outstanding shares may call a special meeting of our stockholders.

     Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

•	66 2/3% of the shares of voting stock not owned by these large stockholders approve the merger or combination, or

•	the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

We and our suppliers rely on a continuous power supply to conduct operations, and California’s current energy crisis could disrupt our business and increase our expenses.

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California.

     Some of our suppliers are located in California. As a result of this crisis, these suppliers may be unable to manufacture sufficient quantities of product to meet our needs, or they may increase the fees they charge us for their services. We do not have long-term contracts with these suppliers. The inability of our suppliers to provide us with adequate supplies of products would cause a delay in our ability to fulfill our customers’ orders, which would hurt our business, and any increase in their fees could adversely affect our financial condition.

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

We have adopted certain anti-takeover measures that may make it more difficult for a third party to acquire us.

     Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue shares of preferred stock. Further, on April 24, 2001, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we are facing in 2001 is more uncertain than in recent periods and has the potential to materially and adversely affect us and our operating results. The revenue growth and profitability of our business depends on the overall demand for our substrates, light-emitting diodes and vertical cavity surface emitting lasers, and we are particularly dependant on the market conditions for the fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, LEDS and VCSELS caused by a weakening economy may result in decreased revenues and lower growth rates. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 6. Exhibits and reports on Form 8-K

a.	Exhibits

None

b.	Reports on Form 8-K

On May 30, 2001, we filed a report on form 8-K reporting the adoption of a “Shareholder Rights Agreement.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Chief Executive Officer
Dated: August 1, 2001	By:	/s/ Morris S. Young

Morris S. Young

Chief Financial Officer
Dated: August 1, 2001	By:	/s/ Donald L. Tatzin

Donald L. Tatzin

Corporate Controller
Dated: August 1, 2001	By:	/s/ John Drury

John Drury