Form 10-Q
period 2001-09-30
AXT INC
filed 2001-11-07
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2001

Common Stock, $.001 par value	22,361,584

AXT, INC.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000

Condensed Consolidated Income Statements for the three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Notes To Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$38,823	$68,585
Short-term investments	8,785	30,852
Accounts receivable	22,999	27,773
Inventories	58,538	51,846
Prepaid expenses and other current assets	5,045	3,603
Deferred income taxes	6,020	—

Total current assets	140,210	182,659
Property, plant and equipment	83,640	63,401
Investments	16,071	—
Other assets	4,165	3,312
Goodwill	1,195	848

Total assets	$245,281	$250,220

Liabilities and Stockholders’ Equity:
Current liabilities
Short-term bank borrowing	$386	$1,353
Accounts payable	8,424	10,009
Accrued liabilities	19,896	16,651
Deferred income taxes	—	3,847
Current portion of long-term debt	2,487	4,355
Current portion of capital lease obligation	4,290	6,057

Total current liabilities	35,483	42,272
Long-term debt, net of current portion	14,820	15,123
Long-term capital lease, net of current portion	11,126	7,278
Other long-term liabilities	1,356	200

Total liabilities	62,785	64,873

Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,362 and 21,952 shares issued and outstanding	150,360	145,748
Deferred compensation	(24)	(107)
Retained earnings	42,828	33,980
Other comprehensive income (loss)	(14,200)	2,194

Total stockholders’ equity	182,496	185,347

Total liabilities and stockholders’ equity	$245,281	$250,220

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$22,783	$33,132	$104,159	$83,336
Cost of revenue	17,423	18,435	66,300	48,612

Gross profit	5,360	14,697	37,859	34,724
Operating expenses:
Selling, general and administrative	5,826	5,134	17,105	12,627
Research and development	1,701	3,267	6,834	6,976

Total operating expenses	7,527	8,401	23,939	19,603

Income (loss) from operations	(2,167)	6,296	13,920	15,121
Interest expense	493	762	1,637	2,680
Other (income) expense	(488)	16	(1,542)	(468)

Income (loss) before provision for income taxes	(2,172)	5,518	13,825	12,909
Provision for income taxes	(782)	2,097	4,977	4,916

Income (loss) from continuing operations	(1,390)	3,421	8,848	7,993
Loss from discontinued operations, net of tax benefits	—	(519)	—	(766)

Net Income (loss)	$(1,390)	$2,902	$8,848	$7,227

Basic income (loss) per share:
Income from continuing operations	$(0.06)	$0.17	$0.40	$0.41
Loss from discontinued operations	—	(0.03)	—	(0.04)
Net income (loss)	(0.06)	0.14	0.40	0.37
Diluted income (loss) per share:
Income from continuing operations	$(0.06)	$0.16	$0.39	$0.38
Loss from discontinued operations	—	(0.03)	—	(0.04)
Net income (loss)	(0.06)	0.13	0.39	0.34
Shares used in per share calculations:
Basic	22,333	19,832	22,246	19,595
Diluted	22,333	21,226	22,931	21,062

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income:	$8,848	$7,227
Adjustments to reconcile net income to cash provided by operations:
Depreciation	6,187	4,558
Deferred income taxes	—	(1,375)
Amortization of goodwill	243	449
Stock compensation	83	83
Premium/discount amortization	23	—
Changes in assets and liabilities:
Accounts receivable	4,624	(6,551)
Inventories	(6,692)	(11,241)
Prepaid expenses and other current assets	(228)	(426)
Other assets	(120)	(2,259)
Accounts payable	(1,532)	1,933
Accrued liabilities	3,256	7,965
Other long-term liabilities	64	(260)

Net cash provided by operating activities	14,756	103

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,321)	(16,807)
Purchases of investments	(22,748)	—
Sale of investments	1,034	—

Net cash used in investing activities	(46,035)	(16,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,612	94,512
Payments of capital leases	(3,231)	(1,490)
Proceeds from capital leases	3,143
Payments of short-term bank borrowings	(966)	(11,298)
Payments of long-term debt	(2,171)	(1,328)

Net cash provided by (used in) financing activities	1,387	80,396
Effect of exchange rate changes	130	18

Net decrease in cash and cash equivalents	(29,762)	63,710
Cash and cash equivalents at the beginning of the period	68,585	6,062

Cash and cash equivalents at the end of the period	$38,823	$69,772

Non cash activity:
Purchase of PP&E through capital leases	$2,170	$8,170

Retirements of property, plant and equipment	$(2,369)	$(1,558)

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (the “Company”) and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

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

Note 2. Investments

     The Company accounts for its cash equivalents and investments in marketable securities under Statement of Financial Accounting Standards No. 115 or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company classifies all investments as available for sale and carries them at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at September 30, 2001 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$5,245	$5,245	$—
Corporate bonds	15,876	16,071	195
Government agency bonds	4,520	4,572	52
Corporate equity securities	27,328	4,213	(23,115)

	$52,969	$30,101	$(22,868)

Recorded as:
Cash equivalents	$5,245
Investments due within one year	8,785
Investments due in over one year	16,071

	$30,101

Note 3. Joint Ventures

     The Company’s Joint venture interests are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	September 30,	December 31,	Accounting	Ownership
Affiliate	2001	2000	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$630	$302	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	629	—	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,599	1,599	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	700	700	Consolidated	88%

Note 4. Inventories

     The components of inventory are summarized below (in thousands):

	September 30,	December 31,
	2001	2000

Inventories, net:
Raw materials	$22,958	$20,623
Work in process	25,544	26,795
Finished goods	10,036	4,428

	$58,538	$51,846

Note 5. Net Income Per Share

     Basic earnings per common share is calculated by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted net earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Numerator:
Net income (loss)	$(1,390)	$2,902	$8,848	$7,227
Less: Preferred stock dividends	(44)	—	(133)	—

Income (loss) available to common stockholders	$(1,434)	$2,902	$8,715	$7,227

Denominator:
Denominator for basic earnings per share — weighted average common shares	22,333	19,832	22,246	19,595
Effect of dilutive securities:
Common stock options	—	1,394	685	1,467

Denominator for dilutive earnings per share	22,333	21,226	22,931	21,062

Basic earnings per share	$(0.06)	$0.14	$0.40	$0.37
Diluted earnings per share	$(0.06)	$0.13	$0.39	$0.34
Options excluded from diluted net income per share as the impact is antidilutive	2,670	97	1,136	90

     Undeclared preferred stock dividends payable only upon voluntary liquidation by the company.

Note 6. Comprehensive Income

     The components of comprehensive income are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net Income (loss)	$(1,390)	$2,902	$8,848	$7,227
Foreign currency translation gain (loss)	263	(104)	131	18
Unrealized gain (loss) on marketable securities	(9,918)	—	(16,525)	—

Comprehensive income (loss)	$(11,045)	$2,798	$(7,546)	$7,245

Note 7. Segment Information

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Substrates Division
Net revenues from external customers	$20,455	$31,686	$97,326	$77,024
Gross profit	6,470	14,614	41,207	35,763
Operating income	1,093	8,717	24,111	23,136
Identifiable assets	204,276	182,183	204,276	182,183
Opto-electronics Division
Net revenues from external customers	$2,328	$1,446	$6,833	$6,312
Gross profit (loss)	(1,110)	83	(3,348)	(1,039)
Operating income (loss)	(3,260)	(2,421)	(10,191)	(8,015)
Identifiable assets	41,005	34,117	41,005	34,117
Discontinued Consumer Products Division
Identifiable assets	$—	$4,994	$—	$4,994
Total
Net revenues from external customers	$22,783	$33,132	$104,159	$83,336
Gross profit	5,360	14,697	37,859	34,724
Operating income (loss)	(2,167)	6,296	13,920	15,121
Identifiable assets	245,281	221,294	245,281	221,294

     The Company changed the name of its Visible Emitter division to Opto-electronics division.

     The Company sells its products in the United States and in other parts of the world. Also, the Company has operations in China and Japan. Revenues by geographic location based on product shipment destination are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net revenues:
United States	$12,278	$16,858	$51,936	$42,446
Canada	1,673	3,709	6,212	4,839
United Kingdom	1,963	—	11,830	—
Other european countries	2,074	2,062	8,321	7,454
Taiwan	2,601	190	12,326	1,244
Other asian countries	2,194	10,313	13,534	27,353

Consolidated	$22,783	$33,132	$104,159	$83,336

Note 8. Discontinued Operations

     On December 14, 2000, the Company’s Board of Directors approved management’s plan to exit the Company’s unprofitable consumer products business. The Company expects to complete the plan by December 31, 2001.

Note 9. Restructuring costs

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

     Certain information with respect to restructuring costs is summarized below (in thousands):

		Utilized		Balance
	Reserve	Cash	Non-cash	September 30, 2001

Inventory write-off	$1,844	$—	$1,844	$—
Property, plant and equipment write-off	3,436	—	3,436	—
Goodwill write-off	848	—	848	—
Other restructuring costs	2,124	74	121	1,929

	$8,252	$74	$6,249	$1,929

The fair value of assets determined to be impaired in accordance with the guidance for assets to be disposed of in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” were the result of management estimates. The above noted exit costs were determined in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The restructuring actions, as outlined by the plan, are intended to be executed to completion by December 31, 2001.

Note 10. Commitments

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2001. The remaining value of these contracts was $56.6 million as of September 30, 2001. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $8.7 million are included in accrued liabilities at September 30, 2001.

Note 11. Recent Accounting Pronouncements

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

Note 12. Foreign Exchange Contracts and Transaction Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2001, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $4.7 million.

     The Company incurred foreign transaction exchange gains of $84,500 and $394,300 for the three and nine months ended September 30, 2001 respectively, and gains of $54,800 and $97,800 for the three and nine months ended September 30, 2000 respectively.

Note 13. Stockholder Rights Plan.

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

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and the condensed consolidated financial statements included elsewhere in this report.

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.5	55.6	63.7	58.3

Gross profit	23.5	44.4	36.3	41.7
Operating expenses:
Selling, general and administrative	25.6	15.5	16.4	15.2
Research and development	7.5	9.9	6.6	8.4

Total operating expenses	33.1	25.4	23.0	23.6

Income (loss) from operations	(9.6)	19.0	13.4	18.1
Interest expense	2.2	2.3	1.6	3.2
Other (income)	(2.1)	—	(1.5)	(0.6)

Income (loss) before provision for income taxes	(9.7)	16.7	13.3	15.5
Provision for income taxes	(3.4)	6.3	4.8	5.9

Income (loss) from continuing operations	(6.3)	10.4	8.5	9.6
Loss from discontinued operations	—	(1.6)	—	(0.9)

Net Income (loss)	(6.3)%	8.8%	8.5%	8.7%

Three months ended September 30, 2001 compared with three months ended September 30, 2000

     Revenue from continuing operations. Revenue decreased $10.3 million, or 31.2%, to $22.8 million for the three months ended September 30, 2001 compared with $33.1 million for the three months ended September 30, 2000. Revenue from our substrate division, which represents 89.8% of total revenue for the three months ended September 30, 2001 decreased $11.2 million, or 35.4%, to $20.5 million compared with $31.7 million for the three months ended September 30, 2000. Total GaAs substrate revenue decreased $16.3 million, or 59.3%, to $11.1 million for the three months ended September 30, 2001 compared with $27.4 million for the three months ended September 30, 2000. Sales of 5” and 6” GaAs substrates decreased $4.9 million, or 74.7%, to $1.6 million for the three months ended September 30, 2001 compared with $6.5 million for the three months ended September 30, 2000. InP substrate revenue increased $3.9 million, or 95.5%, to $7.9 million for the three months ended September 30, 2001 compared with $4.0 million for the three months ended September 30, 2000. The decrease in GaAs substrate revenue was a result of decreased sales volume to existing and new customers due in part to the current economic slowdown in the fiber optic and wireless handset markets. Sales at our opto-electronics division increased $0.9 million, or 61.0% to $2.3 million due to an increase in sales of HBLEDs and VCSELs.

     International revenue decreased $5.8 million, or 35.6%, to $10.5 million for the three months ended September 30, 2001 compared with $16.3 million for the three months ended September 30, 2000. The decrease is primarily due to the reduction of unit sales of GaAs substrates to all customers.

     Gross margin. Gross margin decreased to 23.5% of total revenue for the three months ended September 30, 2001 compared with 44.4 % of total revenue for the three months ended September 30, 2000. Gross margin at the substrate division decreased to 31.6% of substrate revenue for the three months ended September 30, 2001 compared with 46.1% of substrate revenue for the period ended September 30, 2000. The decrease in gross margin at the substrate division was primarily the result of decreased unit sales. Gross margin at the opto-electronics division decreased to negative 47.7% of opto-electronics revenue for the three months ended September 30, 2001 compared with 5.7% of opto-electronics revenue for the three months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $692,000, or 13.5%, to $5.8 million for the three months ended September 30, 2001 compared with $5.1 million for the three months ended September 30, 2000. As a percentage of total revenue, selling, general and administrative expenses were 25.6% for the three months ended September 30, 2001 compared with 15.5% for the three months ended September 30, 2000.

     Research and development expenses. Research and development expenses decreased $1.6 million, or 47.9%, to $1.7 million for the three months ended September 30, 2001 compared with $3.3 million for the three months ended September 30, 2000. As a percentage of total revenue, research and development expenses were 7.5% for the three months ended September 30, 2001 compared with 9.9% for the three months ended September 30, 2000. The decrease is primarily due to increased production of our new HBLED and VCSEL products.

     Interest expense. Interest expense decreased $269,000, or 35.3%, to $493,000 for the three months ended September 30, 2001 compared with $762,000 for the three months ended September 30, 2000 due to the repayment of debt.

     Other income and expense. Other income increased $504,000 to $488,000 for the three months ended September 30, 2001 compared with expense of $16,000 for the three months ended September 30, 2000. The increase was primarily due to interest earned on cash and investments.

     Provision for income taxes. The effective tax rate decreased to 36.0% for the three months ended September 30, 2001 compared with 38.0% for the three months ended September 30, 2000. The decrease is primarily the result of shifting production to China.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

     Revenue from continuing operations. Revenue increased $20.8 million, or 25.0%, to $104.2 million for the nine months ended September 30, 2001 compared with $83.4 million for the nine months ended September 30, 2000. Revenue from our substrate division, which represents 93.4% of total revenue for the nine months ended September 30, 2001, increased $20.3 million, or 26.4%, to $97.3 million compared with $77.0 million for the nine months ended September 30, 2000. Total GaAs substrate revenue increased $1.2 million, or 1.8%, to $68.4 million for the nine months ended September 30, 2001 compared with $67.2 million for the nine months ended September 30, 2000. Sales of 5” and 6” GaAs substrates increased $7.5 million, or 67.0%, to $18.8 million for the nine months ended September 30, 2001 compared with $11.3 million for the nine months ended September 30, 2000. InP substrate revenue increased $16.6 million, or 196.1%, to $25.0 million for the nine months ended September 30, 2001 compared with $8.4 million for the nine months ended September 30, 2000. Sales at our opto-electronics division increased $521,000, or 8.3% to $6.8 million due to an increase in sales of HBLEDs and VCSELs.

     International revenue increased $10.3 million, or 24.7%, to $52.2 million for the nine months ended September 30, 2001 compared with $41.9 million for the nine months ended September 30, 2000. The increase is primarily due to increased unit sales of GaAs and InP substrates in Q1 and Q2 of 2001.

     Gross margin. Gross margin decreased to 36.3% of total revenue for the nine months ended September 30, 2001 compared with 41.7% of total revenue for the nine months ended September 30, 2000. Gross margin at the substrate division decreased to 42.3% of substrate revenue for the nine months ended September 30, 2001 compared with 46.4% of substrate revenue for the nine months ended September 30, 2000. The decrease in gross margin at the substrate division was primarily the result of decreased unit sales in Q3 2001. Gross margin at the opto-electronics division decreased to negative 49.0% of opto-electronics revenue for the nine months ended September 30, 2001 compared with negative 16.5% of opto-electronics revenue for the nine months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.5 million, or 35.5%, to $17.1 million for the nine months ended September 30, 2001 compared with $12.6 million for the nine months ended September 30, 2000. As a percentage of total revenue, selling, general and administrative expenses were 16.4% for the nine months ended September 30, 2001 compared with 15.2% for the nine months ended September 30, 2000. The increase is primarily due to increased unit sales of GaAs and InP substrates in Q1 and Q2 of 2001.

     Research and development expenses. Research and development expenses decreased $142,000, or 2.0%, to $6.8 million for the nine months ended September 30, 2001 compared with $7.0 million for the nine months ended September 30, 2000. As a percentage of total revenue, research and development expenses were 6.6% for the nine months ended September 30, 2001 compared with 8.4% for the nine months ended September 30, 2000. The decrease is primarily due to increased production of our new HBLED and VCSEL products.

     Interest expense. Interest expense decreased $1.1 million, or 38.9%, to $1.6 million for the nine months ended September 30, 2001 compared with $2.7 million for the nine months ended September 30, 2000 due to the repayment of debt.

     Other income and expense. Other income increased $1.1 million to $1.6 million for the nine months ended September 30, 2001 compared with income of $468,000 for the nine months ended September 30, 2000. The increase was primarily due to interest earned on cash and investments.

     Provision for income taxes. The effective tax rate decreased to 36.0% for the nine months ended September 30, 2001 compared with 38.0% for the nine months ended September 30, 2000. The decrease is primarily the result of shifting production to China.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $29.8 million to $38.8 million at September 30, 2001 compared with $68.6 million at December 31, 2000.

     Net cash provided by operating activities of $14.8 million for the nine months ended September 30, 2001 was comprised primarily of net income adjusted for non-cash items of $6.5 million, and by a $628,000 increase in working capital and other activities. The net increase in working capital and other activities resulted primarily from increases in inventory and prepaid expenses, offset by an increase in accrued liabilities.

     Accounts receivable decreased $4.7 million, or 17.0%, to $23.0 at September 30, 2001 compared to $27.7 million at December 31, 2000. Inventories increased $6.7 million, or 12.9%, to $58.5 million at September 30, 2001 compared to $51.8 million at December 31, 2001. The change in both these accounts is primarily due to decreased unit sales in Q3 2001.

     Net cash used in investing activities of $46.0 million primarily reflects $21.7 million in investments and $24.3 million in purchases of property and equipment. These purchases of property and equipment were made to increase crystal growth and wafer processing capacity at the substrate division and to increase HBLED and VCSEL epitaxy growth and wafer processing capacity at the opto-electronics division.

     We are currently constructing an additional 32,000 square foot building in Beijing, China to expand substrate wafer processing capacity. We are also constructing improvements to our existing production facilities in Fremont, California to increase crystal growth and wafer processing capacity, and to our production facilities in El Monte, California and Monterey Park, California to increase production capacity of our HBLED’s. We expect to invest approximately $6.0 million in additional facilities and equipment over the next 3 months.

     Net cash provided by financing activities of $1.4 million consisted of proceeds of $4.6 million from the sale of common stock through employee stock compensation programs and $3.2 million from additional capital leases offset by payments to capital leases and long-term debt of $6.4 million.

     We currently have a $20.0 million line of credit with a commercial bank bearing interest at 175 basis points above LIBOR. This line of credit is secured by all of our assets, other than equipment, and expires on May 31, 2002. At September 30, 2001, there was no balance outstanding under the line of credit.

     We generally finance equipment purchases through secured equipment loans and capital leases over five-year terms at interest rates ranging from 6.0% to 9.0% per annum. Some of our manufacturing facilities have been financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 200 basis points below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds on a quarterly basis is supported by a letter of credit from our bank. We have the option to redeem the bonds in whole or in part during their term. At September 30, 2001, $9.9 million was outstanding under these bonds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan and Taiwan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange gain of $84,500 for the three months ended September 30, 2001 and a gain of $54,800 for the three months ended September 30, 2000. We purchase foreign exchange contracts to economically hedge against certain trade accounts receivable in Japanese yen. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $4.7 million as of September 30, 2001. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

     The fair market value of long-term fixed and variable interest rate debt is subject to interest rate risk. The effect of an immediate 10% change in interest rates would not have a material impact on our future operating results or cash flows.

     Investments are valued at fair market value at September 30, 2001. There is no assurance that we will realize this value when we sell these investments in the future.

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

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 30.3% of our total revenue for the three months ended September 30, 2001 and 31.6% for the three months ended September 30, 2000. No one customer accounted for grater than 10% of total revenue for the three months ended September 30, 2001. Our substrate revenue accounted for 89.8% of our total revenue for the three months ended September 30, 2001 and 95.6% for the three months ended September 30, 2000. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period.

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

     For example, we incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $10.0 million of debt, much of which has been repaid or renegotiated, resulting in a decline of cash available. We incurred one-time charges and merger-related expenses of $2.8 million and an extraordinary item of $508,000 relating to the early extinguishment of debt in the quarter ended September 30, 1999 as a result of the acquisition.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 46.1% of our total revenue for the three months ended September 30, 2001 and 49.1% for the three months ended September 30, 2000. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

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

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended September 30, 2001, the high and low closing sales prices of our common stock were $26.70 and $10.20. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

We and our suppliers rely on a continuous power supply to conduct operations, and California’s current energy crisis could disrupt our business and increase our expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against AXT in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The Complaint alleges violations of California Business and Professions Code section 17200 et seq., and Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. We believe that we have meritorious defenses against the alleged claims, and intend to defend ourselves vigorously. However, due to the nature of litigation and fact that the case is still in its early stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. We may also incur substantial legal fees in this matter. However, we do not believe that this action is likely to have a material adverse effect on our business, financial condition or results of operation.

     From time to time we are involved in judicial or administrative proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

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

AXT, INC.

Chief Executive Officer
Dated: November 7, 2001	By:	/s/ Morris S. Young

Morris S. Young

Chief Financial Officer
Dated: November 7, 2001	By:	/s/ Donald L. Tatzin

Donald L. Tatzin

Corporate Controller
Dated: November 7, 2001	By:	/s/ John Drury

John Drury