Form 10-Q
period 2002-03-31
AXT INC
filed 2002-05-03
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES           NO

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock, $.001 par value	22,432,192

AXT, INC.

PART I	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

		Condensed Consolidated Income Statements for the three months ended March 31, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

		Notes To Condensed Consolidated Financial Statements	6-11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	29

	Item 6.	Exhibits and Reports on Form 8-K	29

		Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets:

Current assets Cash and cash equivalents	$37,745	$37,538

Short-term investments	19,473	25,673

Accounts receivable	14,409	15,684

Inventories	52,453	55,587

Prepaid expenses and other current assets	3,322	3,577

Deferred income taxes	3,695	2,458

Total current assets	131,097	140,517

Property, plant and equipment	82,282	82,573

Other assets	5,411	4,511

Goodwill	1,107	1,107

Long-term investments	8,102	6,552

Total assets	$227,999	$235,260

Liabilities and Stockholders’ Equity:

Current liabilities Accounts payable	$3,950	$2,943

Accrued liabilities	11,858	13,670

Current portion of long-term debt	2,180	2,336

Current portion of capital lease obligation	4,485	4,372

Total current liabilities	22,473	23,321

Long-term debt, net of current portion	14,169	14,342

Long-term capital lease, net of current portion	8,720	10,002

Other long-term liabilities	1,218	1,273

Total liabilities	46,580	48,938

Stockholders’ equity:

Preferred stock, $.001 par value; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532

Common stock, $.001 par value per share; 70,000 shares authorized; 22,432 and 22,383 shares issued and outstanding	154,064	153,635

Retained earnings	25,426	28,984

Other comprehensive income (loss)	(1,603)	171

Total stockholders’ equity	181,419	186,322

Total liabilities and stockholders’ equity	$227,999	$235,260

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Revenue	$16,777	$40,103

Cost of revenue	16,484	23,810

Gross profit	293	16,293

Operating expenses:

Selling, general and administrative	5,202	5,867

Research and development	1,353	2,703

Total operating expenses	6,555	8,570

Income (loss) from operations	(6,262)	7,723

Interest expense	385	629

Other (income)/expense	(717)	(709)

Income (loss) before provision for income taxes	(5,930)	7,803

Provision (benefit) for income taxes	(2,372)	2,809

Net income (loss)	$(3,558)	$4,994

Basic income (loss) per share	(0.16)	0.23

Diluted income (loss) per share	(0.16)	0.22

Shares used in per share calculations:

Basic	22,414	22,097

Diluted	22,414	22,790

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss):	$(3,558)	$4,994

Adjustments to reconcile net income to cash provided by operations:

Depreciation	2,582	1,778

Amortization of goodwill and other non-cash charges	66	99

Non-cash (gain)/loss on marketable securities	(251)	—

Loss on disposal of Property, plant and equipment	296	—

Changes in assets and liabilities:

Accounts receivable	1,275	1,390

Inventories	3,134	(6,041)

Prepaid expenses	255	(1,707)

Other assets	(432)	355

Accounts payable	1,007	1,865

Accrued liabilities	(1,812)	5,800

Other long-term liabilities	(55)	127

Net cash provided by operating activities	2,507	8,660

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property, plant and equipment	(2,760)	(7,215)

Investment in marketable securities	(1,911)	(18,722)

Proceeds from sale of marketable securities	3,632	1,034

Net cash used in investing activities	(1,039)	(24,903)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (payments of):

Issuance of common stock	429	2,233

Capital leases payments	(1,169)	(712)

Short-term bank borrowings	—	121

Long-term debt payments	(624)	(881)

Net cash provided by (used in) financing activities	(1,364)	761

Effect of exchange rate changes	103	(465)

Net increase (decrease) in cash and cash equivalents	207	(15,947)

Cash and cash equivalents at the beginning of the period	37,538	68,585

Cash and cash equivalents at the end of the period	$37,745	$52,638

Non cash activity:

Purchase of PP&E through financing	$295	$1,442

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (“AXT” or the “Company”) and its subsidiaries for all periods presented. Certain prior period reclassifications have been made to conform to the current period presentation.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ materially from those estimates.

         The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2002.

Note 2. Gain on Demeter Warrants

         The Company received approximately 1.1 million shares of Finisar Corporation common stock as a result of the acquisition by Finisar Corporation of all of the outstanding capital stock of Demeter Technologies. AXT held a warrant in Demeter that it received in exchange for certain leases and transferred technology. On November 21, 2000, a gain of $27.3 million was recorded in other income as a result of the transaction. On December 10, 2001, the Company received approximately 86,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $1.1 million was recorded in other income as a result of receiving these additional shares. On December 31, 2001, the Company wrote its investment in Finisar Corporation down to current market value, in accordance with SFAS 115, resulting in a realized loss of $16.7 million recorded in other income. On February 4, 2002, the Company received approximately 24,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $251,000 was recorded in other income as a result of receiving these additional shares. The investment in the Finisar Corporation common stock is accounted for as available for sale and classified as a short-term investment.

Note 3. Investments

         The Company classifies its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at March 31, 2002 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$7,552	$7,552	—

Corporate bonds	14,713	14,713	—

Government agency bonds	3,825	3,822	(3)

Corporate equity securities	11,943	9,040	(2,903)

	$38,033	$35,127	$(2,906)

Recorded as:

Cash equivalents	$7,552

Short-term investments	19,473

Long-term investments	8,102

	$35,127

Note 4. Inventories

         The components of inventory are summarized below (in thousands):

	March 31,	December 31,
	2002	2001

Inventories, net:

Raw materials	$22,030	$21,308

Work in process	28,904	30,265

Finished goods	12,556	17,368

Valuation allowances	(11,037)	(13,354)

	$52,453	$55,587

         During the three months ended March 31, 2002, the gross value of HBLED work in process and finished goods inventory was written down to current cost and the valuation allowance associated with this inventory was released. The decrease in gross inventory offset by the decrease in the valuation allowance had no effect on gross profit for the three months ended March 31, 2002.

Note 5. Net Income (loss) Per Share

         Basic earnings per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended
	March 31,

	2002	2001

Numerator:

Net income (loss)	$(3,558)	$4,994

Less: Preferred stock dividends	(44)	—

Net income (loss) available to common stockholders	$(3,602)	$4,994

Denominator:

Denominator for basic earnings per share — weighted average common shares	22,414	22,097

Effect of dilutive securities:

Common stock options	—	693

Denominator for dilutive earnings per share	$22,414	$22,790

Basic earnings per share	$(0.16)	$0.23

Diluted earnings per share	$(0.16)	$0.22

Options excluded from diluted net income per share as the impact is antidilutive	2,981	818

Note 6. Comprehensive Income

         The components of comprehensive income are summarized below (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net Income (loss)	$(3,558)	$4,994

Foreign currency translation gain (loss)	103	(465)

Unrealized gain (loss) on available for sale investments	(1,877)	(12,839)

Comprehensive income (loss)	$(5,332)	$(8,310)

Note 7. Segment Information

         The Company has three reportable segments: substrates, opto-electronics and discontinued consumer products. The segments in which the Company operates are subject to rapid technological change and significant competition. Also, the number of suppliers of certain materials used by the Company and the number of customers are limited.

         Selected industry segment information is summarized below (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Substrates Division

Net revenues from external customers	$11,739	$38,821

Gross profit	206	17,934

Operating income (loss)	(4,709)	12,037

Identifiable assets	183,617	211,047

Opto-electronics Division

Net revenues from external customers	$5,038	$1,282

Gross profit (loss)	87	(1,641)

Operating income (loss)	(1,553)	(4,314)

Identifiable assets	44,382	36,960

Discontinued Consumer Products Division

Identifiable assets	$—	$1,193

Total

Net revenues from external customers	$16,777	$40,103

Gross profit	293	16,293

Operating income (loss)	(6,262)	7,723

Identifiable assets	227,999	249,200

         The Company sells its substrates in the United States and in other parts of the world. Also, the Company has operations in Japan and China. Revenues by geographic location based on the country of the customer were as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net revenues:

United States	$7,332	$20,802

Europe	1,081	7,480

Canada	690	1,254

Japan	451	4,001

Malaysia	2,545	—

Taiwan	1,496	—

Asia Pacific and other	3,182	6,566

Consolidated	$16,777	$40,103

Note 8. Corporate Affiliates

         The Company’s corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	March 31,	December 31,	Accounting	Ownership
Affiliate	2002	2001	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$800	$810	Equity	25%

Emeishan Jia Mei High Pure Metals Co., Ltd.	624	629	Equity	25%

Beijing Ji Ya Semiconductor Material Co., Ltd.	1,599	1,599	Consolidated	51%

Nanjing Jin Mei Gallium Co., Ltd.	700	700	Consolidated	88%

         Undistributed retained earnings relating to the Company’s corporate affiliates was $515,000 at March 31, 2002. Net loss recorded from the Company’s corporate affiliates was $164,000 for the three months ended March 31, 2002.

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

         Certain information with respect to restructuring costs is summarized below (in thousands):

		Utilized		Balance
	Reserve	Cash	Non-cash	March 31, 2002

Inventory write-off	$1,844	$—	$1,844	$—

Property, plant and equipment write-off	3,436	—	3,436	—

Goodwill write-off	848	—	848	—

Other restructuring costs	2,124	484	121	1,519

	$8,252	$484	$6,249	$1,519

         The fair value of assets determined to be impaired in accordance with the guidance for assets to be disposed of in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” were the result of management estimates. The above noted exit costs were determined in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The restructuring actions, as outlined by the plan, are substantially complete. The remaining costs, which relate to clean up of a leased facility, are expected to be executed to completion in 2002.

Note 10. Commitments

         From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company’s financial position or results of operations.

         On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against AXT in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. The complaint seeks injunctive relief, an order requiring the Company to set up and pay for a medical surveillance program for individuals exposed to arsenic compounds, an order requiring the Company provide warnings, information and training to workers exposed to arsenic compounds, and for civil penalties and attorneys fees. Mediation has been scheduled for June 24, 2002, and a trial date of October 25, 2002 has been set. We believe that we have meritorious defenses against the alleged claims, and intend to defend ourselves vigorously. However, due to the nature of litigation and fact that the case is still in its early stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. We may also incur substantial legal fees in this matter. However, we do not believe that this action is likely to have a material adverse effect on our business, financial condition or results of operation.

         The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2002 with a current contract value of $15.7 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $5.7 million are included in accrued liabilities at March 31, 2002. As of March 31, 2002 the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

Note 11. Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 and No. 142, or SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001. SFAS 142 will apply to all acquired intangible assets whether acquired singly, as a part of a group, or in a business combination. The statement will supersede APB Opinion No. 17, “Intangible Assets”, and will carry forward provisions in APB Opinion No. 17 relating to internally developed intangible assets. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have tested all goodwill and intangible assets for impairment upon adoption of SFAS 142 and have determined that as of March 31, 2002, no impairment charge is necessary. As a result of adopting SFAS 142, $81,000 of goodwill amortization was not recorded for the three months ended March 31, 2002. Adoption of the provisions of SFAS 141 and SFAS 142 has not had a material effect on the Company’s financial position or results of operations.

         In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires the long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of the entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. We believe adoption of the provisions of SFAS 144 has not had a material effect on the Company’s financial position or results of operations.

Note 12. Foreign Exchange Contracts and Transaction Losses

         Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange gain of $40,000 for the three months ended March 31, 2002 and a loss of $223,000 for the three months ended March 31, 2001. We purchase foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Under these contracts, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, are primarily offset by realized gains or losses on the hedging contracts. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $4.7 million as of March 31, 2002. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words “anticipates,” “believes,” “expects,” “future,” “intends,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements included elsewhere in this report.

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

Critical Accounting Policies and Estimates

         We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we have made estimates and judgments that affect the preparation of these statements based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The discussion and analysis of our results of operations and financial condition are based upon these statements. We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations.

         We recognize revenue upon shipment of products to our customers provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness. We provide for future returns at the time revenue is recognized based on historical experience, current economic trends and changes in customer demand. Except for sales in Japan and some sales in Taiwan, which in both cases are denominated in Japanese yen, we denominate and collect our international sales in U.S. dollars.

         We periodically review the collectability of our accounts receivable balances and provide an allowance for doubtful accounts receivable based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. At March 31, 2002 our accounts receivable balance was $14.4 million net of an allowance for doubtful accounts of $7.6 million.

         Inventories are stated at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and we provide a valuation allowance for certain inventories based upon the age and quality of the product. The lives of our substrate products are relatively long and accordingly, obsolescence has historically not been a significant factor. We also review our inventory to ensure costs can be realized upon ultimate sale to our customers. If we determine that the value of any items in ending inventory plus any related selling costs exceeds the sales value, a reserve is established for the difference.

         Our industry requires substantial investments in property and equipment in order to meet demand and changes in technology. In addition, we occasionally make investments in companies, which are developing promising relevant technologies. We review the carrying value of our long-lived assets and investments in order to identify any impairment. Long-lived assets are written down when the carrying value of an asset exceeds their related undiscounted future cash flows. Key assumptions in estimating future cash flows include estimates of sales volumes, changes in selling prices, cost of materials, etc. It is possible that actual results will differ from these estimates and such differences may be material and require future adjustments to the carrying value of our long-lived assets. We have not recorded long-lived asset impairment charges during Q1 2002. We record investment impairment charges when we believe that an investment has experienced a decline in market value that is other than temporary.

Results of Operations

         The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Revenues	100.0%	100.0%

Cost of revenues	98.3	59.4

Gross profit	1.7	40.6

Operating expenses:

Selling, general and administrative	31.0	14.6

Research and development	8.1	6.7

Total operating expenses	39.1	21.3

Income (loss) from operations	(37.4)	19.3

Interest expense	2.3	1.6

Other (income)/expense	(4.3)	(1.8)

Income (loss) before provision for income taxes	(35.4)	19.5

Provision (benefit) for income taxes	(14.1)	7.0

Net Income (loss)	(21.3)%	12.5%

Three months ended March 31, 2002 compared to three months ended March 31, 2001

         Revenue. Revenue decreased $23.3 million, or 58.2%, to $16.8 million for the three months ended March 31, 2002 compared to $40.1 million for the three months ended March 31, 2001. Revenue from our substrate division, which represents 70.0% of total revenue for the three months ended March 31, 2002, decreased $27.0 million, or 69.8%, to $11.8 million compared to $38.8 million for the three months ended March 31, 2001. Total GaAs substrate revenue decreased $23.0 million, or 75.2%, to $7.6 million for the three months ended March 31, 2002 compared to $30.6 million for the three months ended March 31, 2001. Sales of 5” and 6” GaAs subtrates decreased $9.2 million, or 87.6%, to $1.3 million for the three months ended March 31, 2002 compared to $10.5 million for the three months ended March 31, 2001. InP substrate revenue decreased $4.5 million, or 60.0%, to $3.0 million for the three months ended March 31, 2002 compared to $7.5 million for the three months ended March 31,

2001.     The decrease in GaAs and InP substrate sales was due to a decline in the wireless and fiber optic telecommunication markets.

         Revenue from our opto-electronics division, which represents 30% of total revenue for the three months ended March 31, 2002, increased $3.7 million, or 293.0% to $5.0 million compared to $1.3 million for the three months ended March 31, 2001. The increase was a result of higher sales volume of high brightness light emitting diode (“HBLED”) products. HBLED revenue increased $3.8 million, or 578.8%, to $4.4 million for the three months ended March 31, 2002 compared to $651,000 for the three months ended March 31, 2001. Vertical cavity surface emitting laser (“VCSEL”) revenue decreased $63,000, or 28.3%, to $160,000 for the three months ended March 31, 2002 compared to $223,000 for the three months ended March 31, 2001. LD revenue increased $50,000, or 12.2%, to $459,000 for the three months ended March 31, 2002 compared to $409,000 for the three months ended March 31, 2001.

         International revenue increased to 56.3% of total revenue for the three months ended March 31, 2002 compared to 48.1% of total revenue for the three months ended March 31, 2001. The increase was primarily due to increased sales of HBLED products to customers in Asia.

         Gross margin. Gross margin decreased to 1.75% of total revenue for the three months ended March 31, 2002 compared to 40.6% of total revenue for the three months ended March 31, 2001. Gross margin at the substrate division decreased to 1.75% of substrate revenue for the three months ended March 31, 2002 compared to 46.2% of substrate revenue for the three months ended March 31, 2001. The decrease was primarily due to lower unit sales and lower average sales prices of GaAs substrates spread over a relatively fixed manufacturing overhead base. As a result, we have initiated manufacturing costs reductions in order to align our costs with lower expected sales volumes and prices. We are currently shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division increased to 1.73% of opto-electronics revenue for the three months ended March 31, 2002 compared to negative 128.0% of opto-electronics revenue for the three months ended March 31, 2001. The increase was primarily due to increased unit sales of our HBLED products.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $665,000, or 11.3%, to $5.2 million for the three months ended March 31, 2002 compared to $5.9 million for the three months ended March 31, 2001. As a percentage of total revenue, selling, general and administrative expenses were 31.0% for the three months ended March 31, 2002 compared to 14.6% for the three months ended March 31, 2001. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to revenue decreasing faster than the decrease in our fixed costs associated with selling, general and administrative expenses. As we adjust our fixed costs in line with our lower expected sales volumes, we expect this percentage to decrease.

         Research and development expenses. Research and development expenses decreased $1.3 million, or 49.9%, to $1.4 million for the three months ended March 31, 2002 compared to $2.7 million for the three months ended March 31, 2001. As a percentage of total revenue , research and development expenses were 8.1% for the three months ended March 31, 2002 compared to 6.7% for the three months ended March 31, 2001. The decrease in research and development expenses was primarily the result of our decision to reduce expenses in line with lower revenues. We feel that this decrease will not compromise our efforts to remain a leading supplier of GaAs and InP substrates in the future or to make further enhancements in our opto-electronic products.

         Interest expense. Interest expense decreased $244,000, or 38.8%, to $385,000 for the three months ended March 31, 2002 compared to $629,000 for the three months ended March 31, 2001 due to the repayment of debt and a reduction of rates on our variable interest rate debt.

         Other income and expense. Other income increased $8,000 to $717,000 for the three months ended March 31, 2002 compared to $709,000 for the three months ended March 31, 2001. The balance for the three months ended March 31, 2002 includes a non-cash gain of $251,000 from the receipt of additional shares of Finisar Corporation common stock that were held in escrow.

         Provision for income taxes. The effective tax rate increased to 40.0% for the three months ended March 31, 2002 compared to 36.0% for the three months ended March 31, 2001. The 40.0% effective tax rate is due to the tax benefit of the Company’s projected losses increased by the benefit of tax credits.

Liquidity and Capital Resources

         Cash and cash equivalents increased $207,000 to $37.7 million at March 31, 2002 compared to $37.5 million at December 31, 2001.

         Net cash provided by operating activities of $2.5 million for the three months ended March 31, 2002 was comprised primarily of our net loss adjusted for non-cash items of $2.7 million, consisting primarily of depreciation expense, and by a $3.4 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in accounts receivable and inventory, and an increase in accounts payable, offset by a decrease in accrued liabilities.

         Accounts receivable decreased $1.3 million, or 8.1%, to $14.4 million at March 31, 2002 compared to $15.7 million at December 31, 2001. The change reflects lower sales volume, collections of $17.1 million and an increase in our allowance for doubtful accounts of $1.0 million. Inventories decreased $3.1million, or 5.6% to $52.5 million at March 31, 2002 compared to $55.6 million at December 31, 2001. The decrease in inventory is due to a reduction in manufacturing output during the current period as a result of reduced demand caused by the economic downturn affecting our industry.

         If our sales continue to decrease, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity and cause us to seek additional capital, if available on acceptable terms.

         Net cash used in investing activities of $1.0 million for the three months ended March 31, 2002 includes purchases of property and equipment of $2.7 million primarily used to increase wafer processing capacity in China for the substrate division, and to increase HBLED and VCSEL epitaxy growth and wafer processing capacity at the opto-electronics division. It also includes $1.9 million in purchases of high grade investment securities with maturities of less than two years offset by $3.6 million in sales of these securities.

         We are currently investing in certain equipment to expand HBLED production. We are also constructing minor improvements to our existing production facilities in China and California. We expect to invest approximately $12.0 million in additional facilities and equipment over the next 9 months.

         Net cash used in financing activities of $1.4 million for the three months ended March 31, 2002 includes proceeds of $429,000 from the sale of common stock through our employee stock compensation programs, offset by payments of $624,000 for payments on long-term debt and $1.2 million for capital lease payments.

         We have a $5.0 million bank line of credit that expires on September 30, 2003. The line of credit is secured by our operating assets, excluding assets in China. Borrowings bear interest at 2.25% above LIBOR which was 4.93% at March 31, 2002. The interest rate for future borrowings compared to LIBOR is dependent on our financial performance. No amounts were outstanding under the line of credit at March 31, 2002.

         We generally finance equipment purchases through secured equipment loans and capital leases over four or five-year terms at interest rates ranging from 5.6% to 8.8% per annum. Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 2.0% below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At March 31, 2002, $9.6 million was outstanding under these bonds.

         The credit facility that we have with our bank includes the line of credit, term loans in the amount of $5.0 million and the letter of credit supporting repayment of our bonds. The credit facility is subject to certain financial covenants regarding current financial ratios and cash flow requirements that have all been met as of March 31, 2002. If we fail to comply with these covenants in the future and are unable to obtain a waiver from our bank, the amounts due under this credit facility would become immediately due and payable. The total amount outstanding under the credit facility at March 31, 2002 was $14.6 million.

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

         We are continuing to ramp production and sale of our HBLED and VCSEL products, and we may be unable to successfully market and increase sales of these products. To market and increase sales of our HBLED and VCSEL products, we will have to continue to develop additional distribution channels. We must also continue our research and development efforts to apply our proprietary VGF technique to new substrate products and successfully introduce and market new opto-electronic semiconductor devices, including enhancements to our HBLED and VCSEL products.

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

         The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger, Hitachi Cable, Japan Energy and Sumitomo Electric and from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as IBM and Motorola, that are actively developing alternative materials to GaAs and some semiconductor devices are being marketed using these materials. We believe that at least one of our competitors is shipping GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to be profitable. We face many competitors that have a number of significant advantages over us, particularly in our compound semiconductor device products, including:

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

         We are subject to federal, state and local environmental and safety laws and regulations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. In March 2001, we settled a claim made by the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California for $204,415. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. In addition, existing or future changes in laws or regulations may require us to incur significant expenditures or liabilities, or may restrict our operations.

         On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against AXT in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. The complaint seeks injunctive relief, an order requiring the Company to set up and pay for a medical surveillance program for individuals exposed to arsenic compounds, an order requiring the Company provide warnings, information and training to workers exposed to arsenic compounds, and for civil penalties and attorneys fees. Mediation has been scheduled for June 24, 2002, and a trial date of October 25, 2002 has been set. We believe that we have meritorious defenses against the alleged claims, and intend to defend ourselves vigorously. However, due to the nature of litigation and fact that the case is still in its early stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. We may also incur substantial legal fees in this matter. However, we do not believe that this action is likely to have a material adverse effect on our business, financial condition or results of operation.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

         A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 38.9% of our total revenue for the three months ended March 31, 2002 and 32.9% for the three months ended March 31, 2001. One HBLED customer accounted for greater than 10% of total revenue for the three months ended March 31, 2002 and no one customer accounted for greater then 10% of total revenue for the three months ended March 31, 2001. Our substrate revenue accounted for 70.0% of our total revenue for the three months ended March 31, 2002 and 96.8% for the three months ended March 31, 2001. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our HBLED revenue is currently concentrated with a few customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

As our business matures, we may need to upgrade our systems.

         In the past, periods of rapid growth and expansion has strained our management and other resources. The expansion of our manufacturing capacity and the shift of manufacturing operations to China has placed and continues to place a significant strain on our operations and management resources. If we fail to manage these changes effectively, our operations may be disrupted. To manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

         If necessary, we will spend substantial sums to support our future growth and shift to China and may incur additional unexpected costs. Our systems, procedures or controls may not be adequate to support our operations, and we may be unable to expand quickly enough to exploit potential market opportunities. Our future operating results will also depend on expanding sales and marketing, research and development and administrative support. If we cannot attract qualified people or manage growth effectively, our business and operating results could be adversely affected.

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

         In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a corporate restructuring last year and reduced our workforce, shifted production activities to China and reduced capital expenditures. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be very important factors in the sales and production of our products and completion of our research and development efforts.

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

         The ongoing operation of our manufacturing and production facilities in California and China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we will not be able to manufacture products for our customers. For example, a natural disaster, fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes would render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes, could also damage our facilities, rendering them inoperable. All of our crystal growth is currently performed at our Fremont, California facilities, which are located near an active seismic fault line. If we are unable to operate our facilities and manufacture our products, we will lose customers and revenue and our business will be harmed.

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

         Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 56.3% of our total revenue for the three months ended March 31, 2002 and 48.12% for the three months ended March 31, 2001. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

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

         Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended March 31, 2002, the high and low closing sales prices of our common stock were $16.89 and $8.85 respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

         Since our Japanese and some Taiwanese invoices are denominated in Japanese yen, doing business in Japan subjects us to fluctuations in exchange rates between the U.S. dollar and the Japanese yen. We incurred a foreign transaction exchange gain of $40,000 for the three months ended March 31, 2002 and a loss of $223,000 for the three months ended March 31, 2001. We purchase foreign exchange contracts to hedge against certain trade accounts receivable in Japanese yen. Under these contracts, increases or decreases in currency commitments and balance sheet positions, as translated into U.S. dollars, are primarily offset by realized gains or losses on the hedging contracts. The outstanding commitments with respect to such foreign exchange contracts had a total contract value of approximately $4.7 million as of March 31, 2002. Many of the contracts were entered into six months prior to the due date and the dates coincide with the receivable terms on customer invoices. By matching the receivable collection date and contract due date, we attempt to economically minimize the impact of foreign exchange fluctuations.

Interest Rate Risk

         Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance	Current	Current	Proforma	Proforma
	March 31,	Interest	Interest	10% Interest	10% Interest
	2002	Rate	Income/	Rate Decline	Rate Increase
			(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$37,745	2.00%	$755	$679	$830

Bonds	9,550	1.96%	(187)	(168)	(206)

Notes	4,990	6.02%	(300)	(270)	(330)

			$267	$241	$294

Equity Risk

         We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2002, the minority investments we continue to hold totaled $12.8 million at estimated fair value.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company’s financial position or results of operations.

         On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against AXT in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. The complaint seeks injunctive relief, an order requiring the Company to set up and pay for a medical surveillance program for individuals exposed to arsenic compounds, an order requiring the Company provide warnings, information and training to workers exposed to arsenic compounds, and for civil penalties and attorneys fees. Mediation has been scheduled for June 24, 2002, and a trial date of October 25, 2002 has been set. We believe that we have meritorious defenses against the alleged claims, and intend to defend ourselves vigorously. However, due to the nature of litigation and fact that the case is still in its early stages, we cannot determine the possible loss, if any, that may ultimately be incurred either in the context of a trial or as a result of a negotiated settlement. We may also incur substantial legal fees in this matter. However, we do not believe that this action is likely to have a material adverse effect on our business, financial condition or results of operation.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

a. Exhibits

None

b. Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 3, 2002	By: /s/ Morris S. Young
Morris S. Young Chief Executive Officer

Dated: May 3, 2002	By: /s/ Donald L. Tatzin
Donald L. Tatzin Chief Financial Officer

Dated: May 3, 2002	By: /s/ John Drury
John Drury Corporate Controller