Form 10-Q
period 2002-06-30
AXT INC
filed 2002-08-15
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to ___________________

Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002
Common Stock, $.001 par value	22,443,052

AXT, INC.

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001	3

		Condensed Consolidated Income Statements for the three and six months ended June 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	5

		Notes To Condensed Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	33

	Item 4.	Submission of Matters to a Vote of Security Holders	33

	Item 6.	Exhibits and Reports on Form 8-K	34

		Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$25,116	$37,538
Short-term investments	13,820	25,673
Accounts receivable	14,440	15,684
Inventories	52,332	55,587
Prepaid expenses and other current assets	5,873	3,577
Income tax receivable	3,667	—
Deferred income taxes	10,584	10,557

Total current assets	125,832	148,616
Property, plant and equipment	59,337	82,573
Other assets	5,088	4,511
Goodwill	1,107	1,107
Long-term investments	14,281	6,552

Total assets	$205,645	$243,359

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$5,108	$2,943
Accrued liabilities	11,784	13,362
Income tax payable	2,208	308
Current portion of long-term debt	14,750	2,336
Current portion of capital lease obligation	4,554	4,372

Total current liabilities	38,404	23,321
Long-term debt, net of current portion	1,760	14,342
Long-term capital lease, net of current portion	7,555	10,002
Other long-term liabilities	1,526	1,273
Deferred income taxes	4,418	8,099

Total liabilities	53,663	57,037

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,443 and 22,383 shares issued and outstanding	154,145	153,635
Retained earnings	(5,992)	28,984
Other comprehensive income	297	171

Total stockholders’ equity	151,982	186,322

Total liabilities and stockholders’ equity	$205,645	$243,359

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue	$19,194	$41,272	$35,971	$81,376
Cost of revenue	16,266	25,067	32,750	48,877

Gross profit	2,928	16,205	3,221	32,499
Operating expenses:
Selling, general and administrative	4,658	5,412	9,860	11,279
Research and development	1,095	2,430	2,448	5,133
Property, plant and equipment impairment loss	23,979	—	23,979	—

Total operating expenses	29,732	7,842	36,287	16,412

Income (loss) from operations	(26,804)	8,363	(33,066)	16,087
Interest expense	365	515	750	1,144
Other (income)/expense	9,208	(345)	8,491	(1,054)

Income (loss) before provision for income taxes	(36,377)	8,193	(42,307)	15,997
Provision (benefit) for income taxes	(4,959)	2,949	(7,331)	5,759

Net income (loss)	$(31,418)	$5,244	$(34,976)	$10,238

Basic income (loss) per share	(1.40)	0.24	(1.56)	0.46
Diluted income (loss) per share	(1.40)	0.23	(1.56)	0.45
Shares used in per share calculations:
Basic	22,437	22,289	22,425	22,194
Diluted	22,437	23,073	22,425	22,943

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss):	$(34,976)	$10,238
Adjustments to reconcile net income to cash provided by operations:
Depreciation	5,084	3,815
Deferred income taxes	(3,664)	—
Income taxes	(3,667)	—
Amortization	158	162
Stock compensation	—	55
Impairment write-down on marketable equity securities	8,909	—
Loss on disposal of property, plant and equipment	298	—
Impairment loss on property, plant and equipment	23,979	—
Changes in assets and liabilities:
Accounts receivable	1,244	(2,154)
Inventories	3,255	(11,088)
Prepaid expenses	(2,296)	(2,064)
Other assets	(109)	185
Accounts payable	2,165	1,447
Accrued liabilities	(1,577)	7,950
Income taxes	1,900	—
Other long-term liabilities	253	356

Net cash provided by operating activities	956	8,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,016)	(16,894)
Investment in marketable securities	(9,940)	(21,196)
Proceeds from sale of marketable securities	4,874	1,034

Net cash used in investing activities	(11,082)	(37,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	510	4,100
Capital leases payments	(2,265)	(2,255)
Short-term bank borrowings	—	(966)
Long-term debt borrowings	637	—
Long-term debt payments	(1,382)	(1,516)

Net cash used in financing activities	(2,500)	(637)
Effect of exchange rate changes	204	(132)

Net decrease in cash and cash equivalents	(12,422)	(28,923)
Cash and cash equivalents at the beginning of the period	37,538	68,585

Cash and cash equivalents at the end of the period	$25,116	$39,662

Non cash activity:
Purchase of property, plant and equipment through financing	$577	$2,170

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the Company and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT, Inc. (“AXT” or the “Company”) and its subsidiaries for all periods presented.

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

Note 2. Gain on Demeter Warrants

     In August 2000, the Company entered into a business transfer and acquisition agreement with Demeter Technologies, Inc., a Delaware corporation founded by Theodore S. Young, the former president of the Company’s fiber optic division and a former member of the Company’s board of directors, and Robert Shih, the former chief technology officer of the Company’s opto-electronics division. Under this agreement, the Company agreed to transfer certain non-core rights to Demeter relating to research and development activities in the field of fiber optics. The Company entered into non-competition agreements with Messrs. Shih and Young that prohibit them from certain activities, including the manufacture of certain VCSEL devices. The Company leased to Demeter a portion of its owned facility in El Monte, California, subleased a portion of its rented facility in El Monte, California, leased certain equipment, including an MOCVD machine, and sold certain inventory relating to fiber optics. In exchange, Demeter granted to the Company a warrant to purchase up to 4.5 million shares of its Series A convertible preferred stock at a price of $0.5714 per share. Demeter was purchased by Finisar Corporation and as a result, AXT converted its Demeter warrant for approximately 1.1 million shares of Finisar Corporation common stock on November 21, 2000. On November 21, 2000, a gain of $27.3 million was recorded in other income as a result of the transaction. On December 10, 2001, the Company received approximately 86,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $1.1 million was recorded in other income as a result of receiving these additional shares. On December 31, 2001, the Company wrote its investment in Finisar Corporation down to current market value, in accordance with SFAS 115, resulting in a realized loss of $16.7 million recorded in other income and expense. On February 4, 2002, the Company received approximately 24,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $251,000 was recorded in other income as a result of receiving these additional shares. The investment in Finisar Corporation common stock is accounted for as available for sale and classified as a short-term investment. On June 30, 2002, the Company wrote its investment in Finisar Corporation down to current market value, in accordance with SFAS 115, resulting in a realized loss of $9.2 million recorded in other income and expense.

Note 3.  Long-Lived Asset Impairment

     In the second quarter of 2002, the Company completed an impairment review of certain machinery and equipment used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in our substrate division to China.

     Upon completion of the review, the Company determined that the carrying value of the machinery and equipment was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their fair value. The Company determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit.

Note 4.  Investments

     The Company classifies all of its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and does not hold any debt securities with the positive intent and ability to hold to maturity, or trading securities bought and held principally for the purpose of selling in the near term. All investments considered to be strategic in nature are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at June 30, 2002 are summarized below (in thousands):

		Aggregate	Unrealized	Realized
Available for sale	Cost	Fair value	Gain/(loss)	Gain/(loss)

Money market	$14,070	$14,070	$—	$—
Corporate bonds	19,514	19,570	56	—
Government agency bonds	5,720	5,749	29	—
Corporate equity securities	11,691	2,782	—	(8,909)

	$50,995	$42,171	$85	$(8,909)

Recorded as:
Cash equivalents	$14,070
Short-term investments	13,820
Long-term investments	14,281

	$42,171

Note 5.  Inventories

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

	June 30,	December 31,
	2002	2001

Inventories, net:
Raw materials	$21,633	$21,308
Work in process	29,036	30,265
Finished goods	13,677	17,368
Valuation allowances	(12,014)	(13,354)

	$52,332	$55,587

Note 6.  Net Income (loss) Per Share

     Basic earnings per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive potential common shares calculated using the treasury stock method. Dilutive potential common shares consist of the shares issuable upon the exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$(31,418)	$5,244	$(34,976)	$10,238
Less: Preferred stock dividends	(44)	—	(88)	—
Net income (loss) available to common stockholders	$(31,462)	$5,244	$(35,064)	$10,238

Denominator:
Denominator for basic earnings per share — weighted average common shares	22,437	22,289	22,425	22,194
Effect of dilutive securities:
Common stock options	—	784	—	749

Denominator for dilutive earnings per share	22,437	23,073	22,425	22,943

Basic earnings per share	$(1.40)	$40.24	$(1.56)	$0.46
Diluted earnings per share	$(1.40)	$0.23	$(1.56)	$0.45
Options excluded from diluted net income per share as the impact is antidilutive	2,911	1,069	2,902	975

Note 7.  Comprehensive Income

     The components of comprehensive income are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income (loss)	$(31,418)	$5,244	$(34,976)	$10,238
Foreign currency translation gain (loss)	101	333	204	(132)
Unrealized gain (loss) on available for sale investments	1,799	6,232	(78)	(6,607)

Comprehensive income (loss)	$(29,518)	$11,809	$(34,850)	$3,499

Note 8.  Segment Information

     The Company has two reportable segments as of June 30, 2002: substrates and opto-electronics. As of June 30, 2001, the now discontinued consumer products division was also a segment. The segments in which the Company operates are subject to rapid technological change and significant competition. Also, the number of suppliers of certain materials used by the Company and the number of customers are limited.

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Substrates Division
Net revenues from external customers	$12,897	$38,050	$24,636	$76,871
Gross profit	1,810	16,803	2,016	34,737
Operating income (loss)	(16,234)	10,981	(20,943)	23,018
Identifiable assets	167,478	204,328	167,478	204,328
Opto-electronics Division
Net revenues from external customers	$6,297	$3,222	$11,335	$4,505
Gross profit (loss)	1,118	(598)	1,205	(2,238)
Operating income (loss)	(10,570)	(2,618)	(12,123)	(6,931)
Identifiable assets	38,167	38,335	38,167	38,335
Discontinued Consumer Products Division
Identifiable assets	$—	$696	$—	$696
Total
Net revenues from external customers	$19,194	$41,272	$35,971	$81,376
Gross profit	2,928	16,205	3,221	32,499
Operating income (loss)	(26,804)	8,363	(33,066)	16,087
Identifiable assets	205,645	243,359	205,645	243,359

     The Company sells its substrates in the United States and in other parts of the world, and maintains operations in the United States, Japan and China. Revenues by geographic location, based on the country in which the customer is located, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net revenues:
United States	$8,086	$20,708	$15,418	$41,511
Europe	1,470	8,147	2,551	15,627
Canada	272	2,020	962	3,274
Japan	520	2,491	971	6,492
Malaysia	3,732	—	6,277	—
Taiwan	3,441	—	4,937	—
Asia Pacific and other	1,673	7,906	4,855	14,472

Consolidated	$19,194	$41,272	$35,971	$81,376

Note 9.  Corporate Affiliates

     The Company’s corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	June 30,	December 31,	Accounting	Ownership
Affiliate	2002	2001	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$821	$810	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	618	629	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidated	88%

     Undistributed retained earnings relating to the Company’s corporate affiliates was $961,000 at June 30, 2002. Net income recorded from the Company’s corporate affiliates was $395,000 and $231,000 for the three and six months ended June 30, 2002 respectively.

Note 10.  Restructuring Costs

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

     Certain information with respect to restructuring costs is summarized below (in thousands):

		Utilized		Balance
	Reserve	Cash	Non-cash	June 30, 2002

Inventory write-off	$1,844	$—	$1,844	$—
Property, plant and equipment write-off	3,436	—	3,436	—
Goodwill write-off	848	—	848	—
Other restructuring costs	2,124	878	121	1,125

	$8,252	$878	$6,249	$1,125

     The fair value of assets determined to be impaired in accordance with the guidance for assets to be disposed set forth in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” were determined in accordance with management estimates, and exit costs incurred as a direct result of the restructuring plan were determined in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The restructuring actions, as outlined by the plan, are substantially complete. The remaining costs, which relate to clean up of a leased facility, are expected to be completed in 2002.

Note 11.  Commitments

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against the Company in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. On June 24, 2002, the Company participated in a private mediation, and as a result, reached a settlement of all claims, pursuant to which the Company agreed to pay the Santa Clara Center for Occupational Safety and Health an amount equal to $175,000. The parties have executed a settlement agreement, but that agreement requires approval of both the Attorney General of California and the forum court. These approvals are pending.

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2002 with a current contract value of $11.4 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $4.0 million are included in accrued liabilities at June 30, 2002. As of June 30, 2002 the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

Note 12.  Foreign Exchange Contracts and Transaction Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2002, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $3.7 million.

     The Company incurred foreign transaction exchange losses of $83,540 and $43,197 for the three and six months ended June 30, 2002 respectively and losses of $86,500 and $309,750 for the three and six months ended June 30, 2001 respectively.

Note 13.  Credit Facility

     The credit facility that we have with our bank includes the line of credit, term loans in the amount of $4.8 million and the letter of credit supporting repayment of our bonds. The credit facility is subject to certain financial covenants regarding current financial ratios and cash flow requirements. As of June 30, 2002, we are out of compliance with our tangible net worth covenant. Accordingly, we have classified the long-term debt as current. We have requested a waiver from our bank and are working with our bank to restructure our credit facility. If our bank refuses to grant us a waiver in the future, the amounts due under this credit facility would become immediately due and payable. The total amount outstanding under the credit facility at June 30, 2002 was $14.2 million.

Note 14.  Income taxes

     The Company recorded an income tax provision benefit of $4.9 million and $7.3 million for the three and six months ended June 30, 2002 respectively. The tax benefits were reduced by a $9.6 million valuation allowance due to uncertainties regarding the realizability of deferred tax assets arising from the asset impairment charges recorded during the second quarter. A provision for income tax expense of $2.9 million and $5.8 million was recorded for the three and six months ended June 30, 2001 respectively. No valuation allowance was recorded as of June 30, 2001.

Note 15.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 and No. 142, or SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001. SFAS 142 will apply to all acquired intangible assets whether acquired singly, as a part of a group, or in a business combination. The statement will supersede APB Opinion No. 17, “Intangible Assets”, and will carry forward provisions in APB Opinion No. 17 relating to internally developed intangible assets. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. We have tested all goodwill for impairment upon adoption of SFAS 142 and have determined that as of June 30, 2002, no impairment charge is necessary. As a result of adopting SFAS 142, $162,000 of goodwill amortization was not recorded for the six months ended June 30, 2002. Adoption of the provisions of SFAS 141 and SFAS 142 has not had a material effect on the Company’s financial position or results of operations.

     In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires the long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of the entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. In the second quarter of 2002, the Company recorded non-cash impairment charges of $24.0 million to write down to fair value, idle manufacturing assets to be held for disposal.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements included elsewhere in this report.

Overview

     We were founded in 1986 to commercialize and enhance our proprietary VGF technique for producing high-performance compound semiconductor substrates. We currently operate two divisions: our substrate division and our opto-electronics division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell germanium substrates for use in satellite solar cells. We acquired Lyte Optronics, Inc., on May 28, 1999, and currently operate part of Lyte’s historical business as our opto-electronics division. The opto-electronics division manufactures high-brightness LED’s (HBLEDs), vertical cavity surface emitting lasers (VCSELs) and laser diodes for the illumination markets, including full-color displays, automobile lighting and traffic signals, as well as fiber optic communications. We previously operated the consumer products division, discontinued in December 2000, which had focused on the design and manufacture of laser-pointing and alignment products for the consumer, commercial and industrial markets.

Critical Accounting Policies and Estimates

     We have prepared our consolidated financial statements in accordance with accounting principles generally accepted in the United States. As such, we have made estimates and judgments that affect the preparation of these statements based upon historical experience and on other assumptions that are believed to be reasonable under the circumstances. The discussion and analysis of our results of operations and financial condition are based upon these statements. Actual results may differ from these estimates under different assumptions or conditions. We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations.

     We recognize revenue upon shipment of products to our customers, provided that we have received a signed purchase order, the price is fixed, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining significant obligations. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness. We provide for future returns at the time revenue is recognized, based on historical experience, current economic trends and changes in customer demand. Except for sales in Japan and some sales in Taiwan, which in both cases are denominated in Japanese yen, we denominate and collect our international sales in U.S. dollars.

     We periodically review the collectability of our accounts receivable balances and provide an allowance for doubtful accounts receivable based upon the age of these accounts. We provide a 100% allowance for U.S.

receivables in excess of 90 days and for foreign receivables in excess of 120 days. At June 30, 2002 our accounts receivable balance was $14.4 million net of an allowance for doubtful accounts of $7.2 million.

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

     Our industry requires substantial investments in property and equipment in order to meet demand and changes in technology. In addition, we occasionally make investments in companies, which are developing promising relevant technologies. We review the carrying value of our long-lived assets and investments in order to identify any impairment. Long-lived assets are written down when the carrying value of an asset exceeds their related undiscounted future cash flows. Key assumptions in estimating future cash flows include estimates of sales volumes, changes in selling prices, cost of materials, etc. It is possible that actual results will differ from these estimates and such differences may be material and require future adjustments to the carrying value of our long-lived assets. In the second quarter of 2002, we completed an impairment review of certain machinery and equipment used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in our substrate division to China. Upon completion of the review, we determined that the carrying value of the machinery and equipment was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit.

     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes by jurisdiction in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue and/or expense, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $9.6 million as of June 30, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	84.7	60.7	91.0	60.1

Gross profit	15.3	39.3	9.0	39.9
Operating expenses:
Selling, general and administrative	24.3	13.1	27.4	13.9
Research and development	5.7	5.9	6.8	6.3
Impairment costs	124.9		66.7

Total operating expenses	154.9	19.0	100.9	20.2

Income (loss) from operations	(139.6)	20.3	(91.9)	19.7
Interest expense	1.9	1.2	2.1	1.4
Other (income)/expense	48.0	(0.8)	23.6	(1.3)

Income (loss) before provision for income taxes	(189.5)	19.9	(117.6)	19.6
Provision (benefit) for income taxes	(25.8)	7.1	(20.4)	7.1

Net Income (loss)	(163.7)%	12.8%	(97.2)%	12.5%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Revenue. Revenue decreased $22.1 million, or 53.5%, to $19.2 million for the three months ended June 30, 2002 compared to $41.3 million for the three months ended June 30, 2001. Revenue from our substrate division, which represents 67.2% of total revenue for the three months ended June 30, 2002, decreased $25.2 million, or 66.1%, to $12.9 million compared to $38.1 million for the three months ended June 30, 2001. Total GaAs substrate revenue decreased $17.0 million, or 63.4%, to $9.8 million for the three months ended June 30, 2002 compared to $26.8 million for the three months ended June 30, 2001. Sales of 5 inch and 6 inch GaAs substrates decreased $5.1 million, or 60.3%, to $3.4 million for the three months ended June 30, 2002 compared to $8.5 million for the three months ended June 30, 2001. InP substrate revenue decreased $7.8 million, or 82.5%, to $1.7 million for the three months ended June 30, 2002 compared to $9.5 million for the three months ended June 30, 2001. The decrease in GaAs and InP substrate sales was due to a decline in the wireless and fiber optic telecommunication markets.

     Revenue from our opto-electronics division, which represents 32.8% of total revenue for the three months ended June 30, 2002, increased $3.1 million, or 95.4% to $6.3 million compared to $3.2 million for the three months ended June 30, 2001. The increase was a result of higher sales volume of HBLED products. HBLED revenue increased $3.7 million, or 193.0%, to $5.6 million for the three months ended June 30, 2002 compared to $1.9 million for the three months ended June 30, 2001. The higher sales volume of HBLED was primarily concentrated with one customer, Agilent. We are currently experiencing a slow-down in orders from Agilent. Accordingly, the current revenue growth in HBLED revenue is not indicative of future HBLED revenue growth. VCSEL revenue decreased $320,000, or 63.6%, to $183,000 for the three months ended June 30, 2002 compared to $503,000 for the three months ended June 30, 2001. Laser diode revenue decreased $305,000, or 38.0%, to $497,000 for the three months ended June 30, 2002 compared to $802,000 for the three months ended June 30, 2001.

     International revenue increased to 57.9% of total revenue for the three months ended June 30, 2002 compared to 49.8% of total revenue for the three months ended June 30, 2001. The increase was primarily due to increased sales of HBLED products to customers in Asia.

     Gross margin. Gross margin decreased to 15.3% of total revenue for the three months ended June 30, 2002 compared to 39.3% of total revenue for the three months ended June 30, 2001. Gross margin at the substrate division decreased to 14.0% of substrate revenue for the three months ended June 30, 2002 compared to 44.2% of substrate revenue for the three months ended June 30, 2001. The decrease was primarily due to lower unit sales and lower average sales prices of GaAs substrates spread over a relatively fixed manufacturing overhead base. As a result, we have initiated manufacturing costs reductions in order to align our costs with lower expected sales volumes and prices. We are currently shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division increased to 17.8% of opto-electronics revenue for the three months ended June 30, 2002 compared to negative 18.6% of opto-electronics revenue for the three months ended June 30, 2001. The increase was primarily due to increased unit sales of our HBLED products.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $754,000, or 13.9%, to $4.7 million for the three months ended June 30, 2002 compared to $5.4 million for the three months ended June 30, 2001. As a percentage of total revenue, selling, general and administrative expenses were 24.3% for the three months ended June 30, 2002 compared to 13.1% for the three months ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to revenue decreasing faster than the decrease in our fixed costs associated with selling, general and administrative expenses. As we adjust our fixed costs in line with our lower expected sales volumes, we expect this percentage to decrease.

     Research and development expenses. Research and development expenses decreased $1.3 million, or 54.9%, to $1.1 million for the three months ended June 30, 2002 compared to $2.4 million for the three months ended June 30, 2001. As a percentage of total revenue, research and development expenses were 5.7% for the three months ended June 30, 2002 compared to 5.9% for the three months ended June 30, 2001. The decrease in research and development expenses was primarily the result of our decision to reduce expenses in line with lower revenues. We feel that this decrease will not compromise our efforts to remain a leading supplier of GaAs and InP substrates in the future or to make further enhancements in our opto-electronic products.

     Long-Lived Asset Impairment. In the second quarter of 2002, we completed an impairment review of certain machinery and equipment used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in our substrate division to China. Upon completion of the review, we determined that the carrying value of the machinery and equipment was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit.

     Interest expense. Interest expense decreased $150,000, or 29.1%, to $365,000 for the three months ended June 30, 2002 compared to $515,000 for the three months ended June 30, 2001 due to the repayment of debt and a reduction of rates on our variable interest rate debts over the period.

     Other income and expense. Other expense increased $9.6 million to $9.2 million for the three months ended June 30, 2002 compared to income of $345,000 for the three months ended June 30, 2001. The balance for the three months ended June 30, 2002 includes a non-cash loss of $9.2 million from the write-down to current market value of our investment in Finisar Corporation common stock ,which is the primary cause of the increase.

     Provision for income taxes. Our effective tax rate decreased to 13.6% for the three months ended June 30, 2002 compared to 36.0% for the three months ended June 30, 2001. The decrease was primarily the result of applying a valuation allowance against the tax benefit related to the asset impairment charges for the write-down of manufacturing assets of $24.0 million. The valuation allowance was applied to the benefit due to uncertainty regarding its recoverability.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Revenue. Revenue decreased $45.4 million, or 55.8%, to $36.0 million for the six months ended June 30, 2002 compared to $81.4 million for the six months ended June 30, 2001. Revenue from our substrate division, which represents 68.5% of total revenue for the six months ended June 30, 2002, decreased $52.2 million, or 68.0%, to $24.6 million compared to $76.9 million for the six months ended June 30, 2001. Total GaAs substrate revenue decreased $40.0 million, or 69.7%, to $17.4 million for the six months ended June 30, 2002 compared to $57.4 million for the six months ended June 30, 2001. Sales of 5 inch and 6 inch GaAs substrates decreased $14.3 million, or 75.3%, to $4.7 million for the six months ended June 30, 2002 compared to $19.0 million for the six months ended June 30, 2001. InP substrate revenue decreased $12.3 million, or 72.5%, to $4.7 million for the six months ended June 31, 2002 compared to $17.0 million for the six months ended June 30, 2001. The decrease in GaAs and InP substrate sales was due to a decline in the wireless and fiber optic telecommunication markets.

     Revenue from our opto-electronics division, which represents 31.5% of total revenue for the six months ended June 30, 2002, increased $6.8 million, or 151.6% to $11.3 million compared to $4.5 million for the six months ended June 30, 2001. The increase was a result of higher sales volume of HBLED products. HBLED revenue increased $7.5 million, or 290.8%, to $10.0 million for the six months ended June 30, 2002 compared to $2.6 million for the six months ended June 30, 2001. The higher sales volume of HBLED was primarily concentrated with one customer, Agilent. We are currently experiencing a slow-down in orders from Agilent. Accordingly, the current revenue growth in HBLED revenue is not indicative of future HBLED revenue growth. VCSEL revenue decreased $383,000, or 52.8%, to $343,000 for the six months ended June 30, 2002 compared to $726,000 for the six months ended June 30, 2001. Laser diode revenue decreased $255,000, or 21.1%, to $956,000 for the six months ended June 31, 2002 compared to $1.2 million for the six months ended June 30, 2001.

     International revenue increased to 57.1% of total revenue for the six months ended June 30, 2002 compared to 49.0% of total revenue for the six months ended June 30, 2001. The increase was primarily due to increased sales of HBLED products to customers in Asia.

     Gross margin. Gross margin decreased to 9.0% of total revenue for the six months ended June 30, 2002 compared to 39.9% of total revenue for the six months ended June 30, 2001. Gross margin at the substrate division decreased to 8.2% of substrate revenue for the six months ended June 30, 2002 compared to 45.2% of substrate revenue for the six months ended June 30, 2001. The decrease was primarily due to lower unit sales and lower average sales prices of GaAs substrates spread over a relatively fixed manufacturing overhead base. As a result, we have initiated manufacturing costs reductions in order to align our costs with lower expected sales volumes and prices. We are currently shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division increased to 10.6% of opto-electronics revenue for the six months ended June 30, 2002 compared to negative 49.7% of opto-electronics revenue for the six months ended June 30, 2001. The increase was primarily due to increased unit sales of our HBLED products.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.4 million, or 12.6%, to $9.9 million for the six months ended June 30, 2002 compared to $11.3 million for the six months ended June 30, 2001. As a percentage of total revenue, selling, general and administrative expenses were 27.4% for the six months ended June 30, 2002 compared to 13.9% for the six months ended June 30, 2001. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to revenue decreasing faster than the decrease in our fixed costs associated with selling, general and administrative expenses. As we adjust our fixed costs in line with our lower expected sales volumes, we expect this percentage to decrease.

     Research and development expenses. Research and development expenses decreased $2.7 million, or 52.3%, to $2.5 million for the six months ended June 30, 2002 compared to $5.1 million for the six months ended June 30, 2001. As a percentage of total revenue, research and development expenses were 6.8% for the six months ended June 30, 2002 compared to 6.3% for the six months ended June 30, 2001. The decrease in research and development expenses was primarily the result of our decision to reduce expenses in line with lower revenues. We feel that this decrease will not compromise our efforts to remain a leading supplier of GaAs and InP substrates in the future or to make further enhancements in our opto-electronic products.

     Long-Lived Asset Impairment. In the second quarter of 2002, we completed an impairment review of certain machinery and equipment used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in our substrate division to China. Upon completion of the review, we determined that the carrying value of the machinery and equipment was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit.

     Interest expense. Interest expense decreased $394,000, or 34.4%, to $750,000 for the six months ended June 30, 2002 compared to $1.1 million for the six months ended June 30, 2001 due to the repayment of debt and a reduction of rates on our variable interest rate debt over the period.

     Other income and expense. Other expense increased $9.6 million to $8.5 million for the six months ended June 30, 2002 compared to income of $1.1 million for the six months ended June 30, 2001. The balance for the six months ended June 30, 2002 includes a non-cash loss of $9.2 million from the write-down to current market value of our investment in Finisar Corporation common stock, which is the primary cause of the increase.

     Provision for income taxes. Our effective tax rate decreased to 17.3% for the six months ended June 30, 2002 compared to 36.0% for the six months ended June 30, 2001. The decrease was primarily the result of applying a valuation allowance against the tax benefit related to the asset impairment charges for the write-down of manufacturing assets of $24.0 million. The valuation allowance was applied to the benefit due to uncertainty regarding its recoverability.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $12.4 million to $25.1 million at June 30, 2002 compared to $37.5 million at December 31, 2001.

     Net cash provided by operating activities of $956,000 for the six months ended June 30, 2002 was comprised primarily of our net loss adjusted for non-cash items of $34.8 million, and by a $1.2 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in accounts receivable and inventory, and an increase in accounts payable, offset by a decreases in accrued liabilities, income taxes and prepaid expenses.

     Accounts receivable decreased $1.2 million, or 7.9%, to $14.4 million at June 30, 2002 compared to $15.7 million at December 31, 2001. The change reflects lower sales volume, collections of $36.7 million and an increase in our allowance for doubtful accounts of $508,000. Inventories decreased $3.3 million, or 5.9% to $52.3 million at June 30, 2002 compared to $55.6 million at December 31, 2001. The decrease in inventory is due to a reduction in manufacturing output during the current period as a result of reduced demand caused by the economic downturn affecting our industry.

     If our sales continue to decrease, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity and cause us to seek additional capital, if available on acceptable terms.

     Net cash used in investing activities of $11.1 million for the six months ended June 30, 2002 includes purchases of property and equipment of $6.0 million primarily used to increase wafer processing capacity in China for the substrate division, and to increase HBLED epitaxy growth and wafer processing capacity at the opto-electronics division. It also includes $9.9 million in purchases of high-grade investment securities with maturities of less than two years offset by $4.9 million in sales of these securities.

     We are currently investing in certain equipment to expand HBLED production. We are also constructing minor improvements to our existing production facilities in China and California. We expect to invest approximately $6.0 million in additional facilities and equipment over the next six months.

     Net cash used in financing activities of $2.5 million for the six months ended June 30, 2002 includes proceeds of $510,000 from the sale of common stock through our employee stock compensation programs and proceeds of $637,000 from a new equipment loan, offset by payments of $1.4 million for payments on long-term debt and $2.3 million for capital lease payments.

     We have a $5.0 million bank line of credit that expires on September 30, 2003. This line of credit is secured by our operating assets, excluding assets in China. Borrowings bear interest at 3.0% above LIBOR, which was 4.85% at June 30, 2002. The interest rate for future borrowings compared to LIBOR is dependent on our financial performance. No amounts were outstanding under this line of credit at June 30, 2002.

     We generally finance equipment purchases through secured equipment loans and capital leases over four or five-year terms at interest rates ranging from 4.6% to 8.8% per annum. Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 2.0% below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At June 30, 2002, $9.4 million was outstanding under these bonds.

     The credit facility that we have with our bank includes the line of credit, term loans in the amount of $4.8 million and the letter of credit supporting repayment of our bonds. The credit facility is subject to certain financial covenants regarding current financial ratios and cash flow requirements. As of June 30, 2002, we are out of compliance with certain covenants. Accordingly, we have classified the long-term debt as current. We have requested a waiver from our bank and are working with our bank to restructure our credit facility. If our bank refuses to grant us a waiver in the future, the amounts due under this credit facility would become immediately due and payable. The total amount outstanding under the credit facility at June 30, 2002 was $14.2 million.

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

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we have faced in the second half of 2001 and are continuing to face in 2002 is more uncertain than in prior periods and has materially and adversely affected us and our operating results and may continue to do so. The revenue growth and profitability of our business depends on the overall demand for our substrates, LED’s and laser diodes, and we are particularly dependant on the market conditions for the fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, LEDs and laser diodes caused by a weakening economy may result in decreased revenues. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

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

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against us in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. On June 24, 2002, we participated in a private mediation, and as a result, reached a settlement of all claims, pursuant to which we agreed to pay the Santa Clara Center for Occupational Safety and Health an amount equal to $175,000. The parties have executed a settlement agreement, but that agreement requires approval of both the Attorney General of California and the forum court. These approvals are pending.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

     A small number of substrate and HBLED customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 43.6% of our total revenue for the three months ended June 30, 2002 and 35.2% for the three months ended June 30, 2001. One substrate and one HBLED customer each accounted for greater than 10% of total revenue for the three months ended June 30, 2002 and two substrate customers each accounted for greater then 10% of total revenue for the three months ended June 30, 2001. Our substrate revenue accounted for 67.2% of our total revenue for the three months ended June 30, 2002 and 92.2% for the three months ended June 30, 2001. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate and HBLED customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

     In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a corporate restructuring beginning last year and reduced our workforce, shifted production activities to China and reduced capital expenditures. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be very important factors in the sales and production of our products and completion of our research and development efforts.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 57.9% of our total revenue for the three months ended June 30, 2002 and 49.8% for the three months ended June 30, 2001. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

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

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the six months ended June 30, 2002, the high and low closing sales prices of our common stock were $16.89 and $7.00 respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. Because the effect of movements in currency exchange rates on forward exchange and currency options contracts generally offset the related effect of the underlying items being hedged, these financial instruments are not expected to subject AXT to risks that would otherwise result from changes in currency exchange rates. As of June 30, 2002, our outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $3.7 million.

     We incurred foreign transaction exchange losses of $83,540 and $43,197 for the three and six months ended June 30, 2002 respectively and losses of $86,500 and $309,750 for the three and six months ended June 30, 2001 respectively.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	June 30,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2002	Rate	(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$25,116	2.01%	$505	$454	$555
Bonds	9,385	1.97%	(185)	(166)	(203)
Notes	4,795	5.78%	(277)	(249)	(305)

			$43	$39	$47

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Investments in publicly traded companies are carried at fair market value based on quoted market prices of the investments as of June 30, 2002. These investments are subject to market risk of equity price changes. As of June 30, 2002, the minority investments we continue to hold totaled $6.6 million at estimated fair value of which investments in publicly traded companies was $2.8 million and investments in private companies was $3.4 million.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time we may be involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on our financial position or results of operations or cash flows.

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against us in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. On June 24, 2002, we participated in a private mediation, and as a result, reached a settlement of all claims, pursuant to which we agreed to pay the Santa Clara Center for Occupational Safety and Health an amount equal to $175,000. The parties have executed a settlement agreement, but that agreement requires approval of both the Attorney General of California and the forum court. These approvals are pending.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 21, 2002. Of the 22,432,192 shares outstanding as of the record date, 18,771,934 shares were represented by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, AXT’s stockholders voted on the following matters:

(1)	Proposal to elect two class I directors to hold office for a three-year term and until their successors are elected and qualified.

	For	Withheld

Morris S. Young	16,858,444	1,913,490
David C. Chang	18,759,687	12,247

(2)	Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain

18,762,697	3,513	5,724

Item 5.  Other Information

     None

Item 6.  Exhibits and reports on Form 8-K

a.	Exhibits
	3.1(1)	Restated Certificate of Incorporation

	3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

	3.3(3)	Second Amended and Restated Bylaws

	4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

	4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

	99.1	Certification by Chief Executive Officer

	99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

b.       Reports on Form 8-K

          On May 31, 2002, we filed a report on Form 8-K reporting certain asset impairment charges.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 14, 2002	By:	/s/ Morris S. Young

Morris S. Young Chief Executive Officer

Dated: August 14, 2002	By:	/s/ Donald L. Tatzin

Donald L. Tatzin Chief Financial Officer

Dated: August 14, 2002	By:	/s/ John E. Drury

John E. Drury Corporate Controller

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

3.3(3)	Second Amended and Restated Bylaws

4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.