Form 10-Q
period 2002-09-30
AXT INC
filed 2002-11-12
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 0-24085

AXT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3031310 (I.R.S. Employer Identification No.)

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
YES ☒     NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2002

Common Stock, $.001 par value	22,495,094

AXT, INC.

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001	3

		Condensed Consolidated Income Statements for the three and nine months ended September 30, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5

		Notes To Condensed Consolidated Financial Statements	6-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-33

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Evaluation of Disclosure Controls and Procedures	35

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 6.	Exhibits and Reports on Form 8-K	35-36

		Signatures	37

		Certifications	37-39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$12,647	$37,538
Short-term investments	4,591	25,673
Accounts receivable	11,868	15,684
Inventories	50,570	55,587
Prepaid expenses and other current assets	6,023	3,577
Income tax receivable	7,721	—
Deferred income taxes	—	10,557

Total current assets	93,420	148,616
Property, plant and equipment	47,189	82,573
Restricted deposits	10,315	—
Long-term investments	6,906	6,552
Other assets	5,104	4,511
Goodwill	—	1,107

Total assets	$162,934	$243,359

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$4,902	$2,943
Accrued liabilities	10,025	13,362
Income tax payable	3,000	308
Current portion of long-term debt	957	2,336
Current portion of capital lease obligation	3,971	4,372

Total current liabilities	22,855	23,321
Long-term debt, net of current portion	10,236	14,342
Long-term capital lease, net of current portion	5,783	10,002
Other long-term liabilities	1,567	1,273
Deferred income taxes	—	8,099

Total liabilities	40,441	57,037

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,495 and 22,383 shares issued and outstanding	154,485	153,635
Retained earnings	(34,665)	28,984
Other comprehensive income	(859)	171

Total stockholders’ equity	122,493	186,322

Total liabilities and stockholders’ equity	$162,934	$243,359

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue	$14,948	$22,783	$50,919	$104,159
Cost of revenue	18,491	17,423	51,241	66,300

Gross profit (loss)	(3,543)	5,360	(322)	37,859
Operating expenses:
Selling, general and administrative	4,993	5,826	14,853	17,105
Research and development	1,308	1,701	3,756	6,834
Property, plant and equipment and goodwill impairment loss	15,107	—	39,086	—

Total operating expenses	21,408	7,527	57,695	23,939

Income (loss) from operations	(24,951)	(2,167)	(58,017)	13,920
Interest expense	364	493	1,114	1,637
Other (income)/expense	(303)	(488)	8,188	(1,542)

Income (loss) before provision for income taxes	(25,012)	(2,172)	(67,319)	13,825
Provision expense (benefit) for income taxes	3,661	(782)	(3,670)	4,977

Net income (loss)	$(28,673)	$(1,390)	$(63,649)	$8,848

Basic income (loss) per share	(1.28)	(0.06)	(2.84)	0.40
Diluted income (loss) per share	(1.28)	(0.06)	(2.84)	0.39
Shares used in per share calculations:
Basic	22,478	22,333	22,443	22,246
Diluted	22,478	22,333	22,443	22,931

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss):	$(63,649)	$8,848
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	7,498	6,187
Deferred income taxes	3,259	—
Amortization	299	266
Stock compensation	—	83
Impairment write-down on marketable equity securities	9,160	—
Non-cash (gain)\loss on marketable equity securities	(251)	—
Loss on disposal of property, plant and equipment	323	—
Impairment loss on property, plant and equipment and goodwill	39,086	—
Changes in assets and liabilities:
Accounts receivable	3,816	4,624
Inventories	5,017	(6,692)
Prepaid expenses	(2,341)	(228)
Other assets	(125)	(120)
Accounts payable	1,959	(1,532)
Accrued liabilities	(3,336)	3,256
Income taxes	(5,031)	—
Other long-term liabilities	294	64

Net cash (used in) provided by operating activities	(4,022)	14,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,412)	(24,321)
Purchases of marketable securities	(16,366)	(22,748)
Proceeds from sale of marketable securities	15,570	1,034

Net cash used in investing activities	(11,208)	(46,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	850	4,612
Capital leases borrowings	—	3,143
Capital leases payments	(4,620)	(3,231)
Short-term debt payments	—	(966)
Long-term debt borrowings	637	—
Long-term debt payments	(6,699)	(2,171)

Net cash (used in) provided by financing activities	(9,832)	1,387
Effect of exchange rate changes	171	130

Net decrease in cash and cash equivalents	(24,891)	(29,762)
Cash and cash equivalents at the beginning of the period	37,538	68,585

Cash and cash equivalents at the end of the period	$12,647	$38,823

Non cash activity:
Purchase of property, plant and equipment through financing	$577	$2,170

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, the condensed consolidated income statements for the three and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by AXT, Inc. (“AXT” or the “Company”) and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

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

Note 2. Gain on Demeter Warrants

     In August 2000, the Company entered into a business transfer and acquisition agreement with Demeter Technologies, Inc., a Delaware corporation founded by Theodore S. Young, the former president of the Company’s fiber optic division and a former member of the Company’s board of directors, and Robert Shih, the former chief technology officer of the Company’s opto-electronics division. Under this agreement, the Company agreed to transfer certain non-core rights to Demeter relating to research and development activities in the field of fiber optics. The Company entered into non-competition agreements with Messrs. Shih and Young that prohibit them from certain activities, including the manufacture of certain VCSEL devices. The Company leased to Demeter a portion of its owned facility in El Monte, California, subleased a portion of its rented facility in El Monte, California, leased certain equipment, including an MOCVD machine, and sold certain inventory relating to fiber optics to Demeter. In exchange, Demeter granted to the Company a warrant to purchase up to 4.5 million shares of its Series A convertible preferred stock at a price of $0.5714 per share. Demeter was purchased by Finisar Corporation and as a result, AXT converted its Demeter warrant for approximately 1.1 million shares of Finisar Corporation common stock on November 21, 2000. On November 21, 2000, a gain of $27.3 million was recorded in other income as a result of the transaction. On December 10, 2001, the Company received approximately 86,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $1.1 million was recorded in other income as a result of receiving these additional shares. On December 31, 2001, the Company wrote its investment in Finisar Corporation down to current market value, in accordance with SFAS 115, resulting in a realized loss of $16.7 million recorded in other income and expense. On February 4, 2002, the Company received approximately 24,000 additional shares of common stock of Finisar Corporation that had been held in escrow in accordance with the terms of the acquisition agreement between Demeter and Finisar. A gain of $251,000 was recorded in other income as a result of receiving these additional shares. The investment in Finisar Corporation common stock is accounted for as available for sale and classified as a short-term investment. On June 30, 2002, the Company wrote its investment in Finisar Corporation down to current market value, in accordance with SFAS 115, resulting in a realized loss of $9.2 million recorded in other income and expense.

Note 3. Long-Lived Asset Impairment

     In the second quarter of 2002, the Company completed an impairment review of certain manufacturing assets used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in the Company’s substrate division to China.

     Upon completion of the review, the Company determined that the carrying value of the manufacturing assets was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. The Company determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, the Company recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit.

     In the third quarter of 2002, the Company completed an impairment review of certain manufacturing assets in the opto-electronics division. The review was undertaken due to the unexpected operating losses incurred in the third quarter, declines in product demand due to the Company’s inability to manufacture high volumes of its LED products to the Company’s customers’ requirements, and the need for the Company to reduce its current level of production to conserve cash.

     Upon completion of the review, the Company determined that the carrying value of the manufacturing assets was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. The Company determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, the Company recorded a non-cash impairment charge of $14.0 million.

Note 4. Goodwill Impairment

     The Company adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon the Company’s analysis at that time. However, during the quarter ended September 30, 2002, circumstances developed that indicated that the goodwill was likely impaired and the Company performed an impairment analysis as of September 30, 2002. This analysis resulted in a $1.1 million impairment of goodwill. The circumstances that led to the impairment included a net loss for the quarter and a significant drop in the Company’s market capitalization.

Note 5. Investments

     The Company classifies all of its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and does not hold any debt securities with the positive intent and ability to hold to maturity, or trading securities bought and held principally for the purpose of selling in the near term. All investments considered to be strategic in nature are carried at fair value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at September 30, 2002 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$6,434	$6,434	$—
Corporate bonds	17,321	17,476	155
Government agency bonds	3,502	3,526	24
Corporate equity securities	2,782	810	(1,972)

	$30,039	$28,246	$(1,793)

Recorded as:
Cash equivalents	$6,434
Short-term investments	4,591
Long-term investments	6,906
Restricted deposits	10,315

	$28,246

Note 6. Inventories

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

	September 30,	December 31,
	2002	2001

Inventories, net:
Raw materials	$19,833	$21,308
Work in process	28,927	30,265
Finished goods	16,617	17,368
Valuation allowances	(14,807)	(13,354)

	$50,570	$55,587

Note 7. Net Income (loss) Per Share

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net income (loss)	$(28,673)	$(1,390)	$(63,649)	$8,848
Less: Preferred stock dividends	(44)	(44)	(133)	(133)
Net income (loss) available to common stockholders	$(28,717)	$(1,434)	$(63,782)	$8,715

Denominator:
Denominator for basic earnings per share — weighted average common shares	22,478	22,333	22,443	22,246
Effect of dilutive securities:
Common stock options	—	—	—	685

Denominator for dilutive earnings per share	22,478	22,333	22,443	22,931
Basic earnings per share	$(1.28)	$(0.06)	$(2.84)	$0.39
Diluted earnings per share	$(1.28)	$(0.06)	$(2.84)	$0.38
Options excluded from diluted net income per share as the impact is antidilutive	2,757	2,670	2,845	1,136

Note 8. Comprehensive Income

     The components of comprehensive income are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Income (loss)	$(28,673)	$(1,390)	$(63,649)	$8,848
Foreign currency translation gain (loss)	(33)	263	171	131
Unrealized gain (loss) on available for sale investments	(1,123)	(9,918)	(1,201)	(16,525)

Comprehensive (loss) income	$(29,829)	$(11,045)	$(64,679)	$(7,546)

Note 9. Segment Information

     The Company has two reportable segments as of September 30, 2002: substrates and opto-electronics. The segments in which the Company operates are subject to rapid technological change and significant competition. Also, the number of suppliers of certain materials used by the Company and the number of customers are limited.

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Substrates Division
Net revenues from external customers	$11,726	$20,455	$36,362	$97,326
Gross profit (loss)	(1,159)	6,470	857	41,207
Impairment loss	542	—	14,632	—
Operating income (loss)	(5,682)	1,093	(26,625)	24,111
Identifiable assets	138,776	204,276	138,776	204,276
Opto-electronics Division
Net revenues from external customers	$3,222	$2,328	$14,557	$6,833
Gross (loss)	(2,384)	(1,110)	(1,179)	(3,348)
Impairment loss	14,565	—	24,454	—
Operating (loss)	(19,269)	(3,260)	(31,392)	(10,191)
Identifiable assets	24,158	41,005	24,158	41,005
Total
Net revenues from external customers	$14,948	$22,783	$50,919	$104,159
Gross profit (loss)	(3,543)	5,360	(322)	37,859
Impairment loss	15,107	—	39,086	—
Operating income (loss)	(24,951)	(2,167)	(58,017)	13,920
Identifiable assets	162,934	245,281	162,934	245,281

     The Company sells its products in the United States and in other parts of the world, and maintains operations in the United States, Japan and China. Revenues by geographic location, based on the country in which the customer is located, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
United States	$6,659	$12,278	$22,077	$51,936
Europe	1,597	4,037	4,148	20,151
Canada	172	1,673	1,134	6,212
Japan	1,318	—	2,289	—
Malaysia	483	—	6,760	—
Taiwan	3,068	2,601	8,005	12,326
Asia Pacific and other	1,651	2,194	6,506	13,534

Consolidated	$14,948	$22,783	$50,919	$104,159

Note 10. Corporate Affiliates

     The Company’s corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	September 30,	December 31,	Accounting	Ownership
Affiliate	2002	2001	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$807	$810	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	613	629	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidated	88%

     Undistributed retained earnings relating to the Company’s corporate affiliates was $986,000 at September 30, 2002. Net income recorded from the Company’s corporate affiliates was $25,000 and $256,000 for the three and nine months ended September 30, 2002 respectively.

Note 11. Restructuring Costs

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

     The components of the restructuring charge are summarized below (in thousands):

		Utilized
				Balance
	Reserve	Cash	Non-cash	September 30, 2002

Inventory write-off	$1,844	$—	$1,844	$—
Property, plant and equipment write-off	3,436	—	3,436	—
Goodwill write-off	848	—	848	—
Other restructuring costs	2,124	899	121	1,104

	$8,252	$899	$6,249	$1,104

     The fair value of assets determined to be impaired in accordance with the guidance for assets to be disposed set forth in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” was determined in accordance with management estimates, and exit costs incurred as a direct result of the restructuring plan were determined in accordance with EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The restructuring actions, as outlined by the plan, are substantially complete. The remaining costs are approximately $1.1 million and relate to clean up of a leased facility. The clean up is expected to be completed in 2002.

Note 12. Commitments

     From time to time the Company is involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against the Company in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleged violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. On June 24, 2002, the Company participated in a private mediation, and as a result, reached a settlement of all claims, pursuant to which the Company agreed to pay the Santa Clara Center for Occupational Safety and Health an amount equal to $175,000. The parties have executed a settlement agreement, and the court approved the settlement on September 20, 2002, and dismissal of the case is pending.

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2002 with a current contract value of $8.2 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. Partial prepayments received for these supply contracts totaling $2.9 million are included in accrued liabilities at September 30, 2002. As of September 30, 2002 the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

Note 13. Foreign Exchange Contracts and Transaction Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2002, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $3.7 million.

     The Company incurred a foreign transaction exchange loss of $46,121 and a gain of $107,443 for the three and nine months ended September 30, 2002 respectively and gains of $84,500 and $394,300 for the three and nine months ended September 30, 2001 respectively.

Note 14. Credit Facility

     At June 30, 2002, the credit facility maintained by the Company with a bank included a $5 million line of credit with no balance outstanding, term loans in the amount of $4.8 million and a letter of credit supporting repayment of the Company’s industrial revenue bonds with an outstanding amount of $9.4 million. The credit facility is collateralized by all corporate personal and real property owned by the Company. As of June 30, 2002, the Company was in default of the credit facility by failure to maintain certain financial covenants required under the terms of the facility. As a result, on September 30, 2002 we modified the credit agreement with our bank, which waived the covenant default, terminated the credit line, amended the financial covenants and added additional collateral to secure repayment of the bonds. At September 30, 2002 the credit facility included a letter of credit supporting our bonds with an outstanding amount of $9.2 million and foreign exchange and overdraft obligations in the amount of $1.1 million. The Company has pledged and placed certain investment securities with the trust department of the bank as additional collateral for this facility. As a result, $10.3 million of our long-term investments are restricted. At September 30, 2002 we are in compliance with the financial covenants as amended.

Note 15. Income taxes

     The Company recorded an income tax provision expense of $3.7 million and a benefit of $3.7 million for the three and nine months ended September 30, 2002 respectively. Included in the provisions is a charge of $14.9 million and $24.5 million for the three and nine months ended September 30, 2002 respectively, to record a valuation allowance against cumulative tax benefits due to uncertainties regarding the ability to realize the deferred tax assets arising from the asset impairment charges recorded during the second and third quarters.

Note 16. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 and No. 142, or SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, all business combinations must be accounted for using the purchase method of accounting; use of the pooling-of-interests (pooling) method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001. SFAS 142 will apply to all acquired intangible assets whether acquired singly, as a part of a group, or in a business combination. The statement will supersede APB Opinion No. 17, “Intangible Assets”, and will carry forward provisions in APB Opinion No. 17 relating to internally developed intangible assets. Adoption of SFAS 142 will result in ceasing amortization of goodwill. All of the statement should be applied in fiscal years beginning after December 31, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. During the quarter, as a result of our periodic review of the recoverability of goodwill in accordance with SFAS 142, we recorded an impairment charge of $1.1 million.

     In October 2001, the FASB issued Statement of Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supercedes SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires the long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of the entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. During the nine months ended September 30 2002, the Company recorded non-cash impairment charges of $38.0 million to write down to estimated fair value, idle manufacturing assets to be held and used.

     In July 2002, the FASB issued Statement of Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” by spreading out the reporting of expenses related to restructuring activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, companies will record exit disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,’’ “believes,’’ “estimates,” “expects,’’ “intends,’’ and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the condensed consolidated financial statements included elsewhere in this report.

Overview

     We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We currently operate two divisions: our substrate division and our opto-electronics division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell germanium substrates for use in satellite solar cells. We acquired Lyte Optronics, Inc., on May 28, 1999, and currently operate part of Lyte’s historical business as our opto-electronics division. The opto-electronics division manufactures high-brightness LED’s (HBLEDs) for the illumination markets, including full-color displays, automobile lighting and traffic signals, and also manufactures vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. We previously operated the consumer products division, discontinued in December 2000, which had focused on the design and manufacture of laser-pointing and alignment products for the consumer, commercial and industrial markets.

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

     We periodically review the collectability of our accounts receivable balances and provide an allowance for doubtful accounts receivable based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. At September 30, 2002 our accounts receivable balance was $11.9 million net of an allowance for doubtful accounts of $8.2 million.

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

     Our industry requires substantial investments in property and equipment in order to meet demand and changes in technology. In addition, we occasionally make investments in companies, which are developing promising relevant technologies. We review the carrying value of our long-lived assets and investments in order to identify any impairment. Long-lived assets are written down when the carrying value of these assets exceeds their related undiscounted future cash flows. Key assumptions in estimating future cash flows include estimates of sales volumes, changes in selling prices and cost of materials. It is possible that actual results will differ from these estimates and such differences may be material and require future adjustments to the carrying value of our long-lived assets. In the second and third quarters of 2002, we completed an impairment review of certain manufacturing assets used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions, the Company’s inability to manufacture high volumes of its LED products to the Company’s customers’ requirements, and excess capacity resulting in part from the addition of certain manufacturing operations in our substrate division in China. Upon completion of the review, we determined that the carrying value of the manufacturing assets was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis for the nine months ended September 30, 2002, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $23.9 million in the opto-electronics segment.

     In connection with the preparation of our consolidated financial statements, we must estimate our income taxes by the jurisdiction in which we operate. This process requires us to estimate our actual current tax exposure and asses temporary differences resulting from differing treatment of items, such as deferred revenue and/or expense, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.5 million as of September 30, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Results of Operations

     The following table sets forth certain information relating to our financial results expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	123.7	76.5	100.6	63.7

Gross profit (loss)	(23.7)	23.5	(0.6)	36.3
Operating expenses:
Selling, general and administrative	33.4	25.6	29.2	16.4
Research and development	8.8	7.5	7.4	6.6
Property, plant and equipment and goodwill impairment loss	101.1		76.8

Total operating expenses	143.3	33.1	113.4	23.0

Income (loss) from operations	(167.0)	(9.6)	(114.0)	13.4
Interest expense	2.4	2.2	2.2	1.6
Other (income)/expense	(2.0)	(2.1)	16.1	(1.5)

Income (loss) before provision for income taxes	(167.4)	(9.7)	(132.3)	13.3
Provision expense (benefit) for income taxes	24.5	(3.4)	(7.2)	4.8

Net Income (loss)	(191.9)%	(6.3)%	(125.1)%	8.5%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Revenue. Revenue decreased $7.8 million, or 34.4%, to $14.9 million for the three months ended September 30, 2002 compared to $22.8 million for the three months ended September 30, 2001. Revenue from our substrate division, which represented 78.5% of total revenue for the three months ended September 30, 2002, decreased $8.7 million, or 42.7%, to $11.7 million compared to $20.5 million for the three months ended September 30, 2001. Total GaAs substrate revenue decreased $2.1 million, or 18.8%, to $9.0 million for the three months ended September 30, 2002 compared to $11.1 million for the three months ended September 30, 2001. Sales of 5 inch and 6 inch GaAs substrates increased $1.4 million, or 82.6%, to $3.0 million for the three months ended September 30, 2002 compared to $1.6 million for the three months ended September 30, 2001. InP substrate revenue decreased $6.8 million, or 86.2%, to $1.1 million for the three months ended September 30, 2002 compared to $7.9 million for the three months ended September 30, 2001. The decrease in GaAs and InP substrate revenue is due to decreased volume and sales prices as a result of the slowdown in our markets including telecommunications, high speed electronic devices, and short wavelength lasers.

     Revenue from our opto-electronics division, which represented 21.5% of total revenue for the three months ended September 30, 2002 increased $894,000, or 38.4% to $3.2 million compared to $2.3 million for the three months ended September 30, 2001. The increase was a result of higher sales volume of HBLED products. HBLED revenue increased $987,000, or 64.0%, to $2.5 million for the three months ended September 30, 2002 compared to $1.5 million for the three months ended September 30, 2001. HBLED revenue decreased $3.1 million sequentially from the prior quarter. The decrease was primarily due to a decrease in sales volume to our largest customer, Agilent, and to a $921,000 sales return allowance. The decrease in sales volume to Agilent was due to our inability to manufacture a high volume of product to the customers’ specification. We are currently working to improve our manufacturing processes and are hopeful that we will resume shipping product to Agilent late in the fourth quarter. The sales return allowance was due to products returned during the third quarter and to anticipation of future return of products shipped during the third quarter. VCSEL and laser diode revenue decreased $93,000, or 11.8%, to $692,000 for the three months ended September 30, 2002 compared to $785,000 for the three months ended September 30, 2001.

     International revenue increased to 55.5% of total revenue for the three months ended September 30, 2002 compared to 46.1% of total revenue for the three months ended September 30, 2001. The increase was primarily due to increased sales of HBLED products to customers in Asia.

     Gross margin. Gross margin decreased to negative 23.7% of total revenue for the three months ended September 30, 2002 compared to 23.5% of total revenue for the three months ended September 30, 2001. Gross margin at the substrate division decreased to negative 9.9% of substrate revenue for the three months ended September 30, 2002 compared to 31.6% of substrate revenue for the three months ended September 30, 2001. The decrease was primarily due to lower volume and sales prices of substrates spread over a relatively fixed manufacturing overhead base and charges related to aging inventory. As a result, we have initiated manufacturing cost reductions in order to align our costs with lower expected sales volumes and prices. We are currently shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division decreased to negative 74.0% of opto-electronics revenue for the three months ended September 30, 2002 compared to negative 47.7% of opto-electronics revenue for the three months ended September 30, 2001. The decrease in opto-electronics margin was primarily due to the decrease in sequential HBLED revenue from the prior quarter. In the previous several quarters, we had increased our manufacturing overhead costs in order to increase our production capacity to sustain higher revenue levels, which we achieved through the second quarter of 2002. In early October, we took action to reduce the HBLED manufacturing overhead costs to align them with expected future revenue levels. These efforts to reduce costs will continue.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $833,000, or 14.3%, to $5.0 million for the three months ended September 30, 2002 compared to $5.8 million for the three months ended September 30, 2001. As a percentage of total revenue, selling, general and administrative expenses were 33.4% for the three months ended September 30, 2002 compared to 25.6% for the three months ended September 30, 2001. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to decreased revenue from lower sales volume and prices. We are currently taking action to reduce our selling, general and administration costs and align them with expected future revenue levels. As a result, except for possible increases in bad debt expense, we expect these costs to decrease in both absolute value and as a percentage of revenue in future quarters.

     Research and development expenses. Research and development expenses decreased $393,000, or 23.1%, to $1.3 million for the three months ended September 30, 2002 compared to $1.7 million for the three months ended September 30, 2001. As a percentage of total revenue, research and development expenses were 8.8% for the three months ended September 30, 2002 compared to 7.5% for the three months ended September 30, 2001. The decrease in research and development expenses was primarily the result of our decision to reduce expenses and align them with expected future revenues.

     Long-Lived Asset Impairment. In the third quarter of 2002, we completed an impairment review of certain manufacturing assets in the opto-electronics division. The review was undertaken due to the unexpected operating losses incurred in the third quarter, declines in product demand due to our inability to manufacture high volumes of our LED products to our customers’ requirements and the need for the Company to reduce its current level of production to conserve cash. Upon completion of the review, we determined that the carrying value of the manufacturing assets was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded a non-cash impairment charge of $14.0 million.

     Goodwill Impairment. We adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended September 30, 2002, circumstances developed that indicated that the goodwill was likely impaired and we performed an impairment analysis as of September 30, 2002. This analysis resulted in a $1.1 million impairment of goodwill. The circumstances that led to the impairment included a net loss for the quarter and a significant drop in our market capitalization.

     Interest expense. Interest expense decreased $129,000, or 26.2%, to $364,000 for the three months ended September 30, 2002 compared to $493,000 for the three months ended September 30, 2001 due to the repayment of debt and a reduction of rates on our variable interest rate debts over the period.

     Other income and expense. Other income decreased $185,000 to $303,000 for the three months ended September 30, 2002 compared to income of $488,000 for the three months ended September 30, 2001.

     Provision for income taxes. Our effective tax rate decreased to 14.6% for the three months ended September 30, 2002 compared to 36.0% for the three months ended September 30, 2001. The current quarter tax rate is primarily the result of recording a valuation allowance against the tax benefits related to the asset impairment charges that were taken in the second and third quarters. The valuation allowance was applied to the benefit due to uncertainty regarding its recoverability.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Revenue. Revenue decreased $53.3 million, or 51.1%, to $50.9 million for the nine months ended September 30, 2002 compared to $104.2 million for the nine months ended September 30, 2001. Revenue from our substrate division, which represented 71.4% of total revenue for the nine months ended September 30, 2002, decreased $60.9 million, or 62.6%, to $36.4 million compared to $97.3 million for the nine months ended September 30, 2001. Total GaAs substrate revenue decreased $42.2 million, or 61.5%, to $26.4 million for the nine months ended September 30, 2002 compared to $68.6 million for the nine months ended September 30, 2001. Sales of 5 inch and 6 inch GaAs substrates decreased $12.9 million, or 62.8%, to $7.7 million for the nine months ended September 30, 2002 compared to $20.6 million for the nine months ended September 30, 2001. InP substrate revenue decreased $16.6 million, or 79.9%, to $4.2 million for the nine months ended September 30, 2002 compared to $20.8 million for the nine months ended September 30, 2001. The decrease in GaAs and InP substrate revenue is due to decreased volume and sales prices as a result of the slowdown in our markets including telecommunications, high speed electronic devices, and short wavelength lasers.

     Revenue from our opto-electronics division, which represented 28.6% of total revenue for the nine months ended September 30, 2002, increased $7.8 million, or 113.0% to $14.6 million compared to $6.8 million for the nine months ended September 30, 2001. The increase was a result of higher sales volume of HBLED products. HBLED revenue increased $8.5 million, or 205.7%, to $12.6 million for the nine months ended September 30, 2002 compared to $4.1 million for the nine months ended September 30, 2001. The higher HBLED sales volume was primarily concentrated with one customer, Agilent, during this period. In the current quarter, HBLED revenue decreased $3.1 million sequentially from the prior quarter. The decrease was primarily due to a decrease in sales volume to Agilent, and to a $931,000 sales return allowance. The decrease in sales volume to Agilent was due to our inability to manufacture a high volume of product to the customer specification. We are currently working to improve our manufacturing processes and are hopeful that we will resume shipping product to Agilent late in the fourth quarter. The sales return allowance was due primarily to products returned during the third quarter and to anticipation of future return of products shipped during the third quarter. As a result of our current manufacturing difficulties, the year to date revenue growth in HBLED revenue is not indicative of future HBLED revenue growth. VCSEL and laser diode revenue decreased $731,000, or 26.9%, to $2.0 million for the nine months ended September 30, 2002 compared to $2.7 million for the nine months ended September 30, 2001.

     International revenue increased to 56.6% of total revenue for the nine months ended September 30, 2002 compared to 50.1% of total revenue for the nine months ended September 30, 2001. The increase was primarily due to increased sales of HBLED products to customers in Asia.

     Gross margin. Gross margin decreased to negative 0.6% of total revenue for the nine months ended September 30, 2002 compared to 36.3% of total revenue for the nine months ended September 30, 2001. Gross margin at the substrate division decreased to 2.4% of substrate revenue for the nine months ended September 30, 2002 compared to 42.3% of substrate revenue for the nine months ended September 30, 2001. The decrease was primarily due to lower volume and sales prices of substrates spread over a relatively fixed manufacturing overhead base and charges related to aging inventory. As a result, we have initiated manufacturing cost reductions in order to align our costs with lower expected sales volumes and prices. We are currently shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division increased to negative 8.1% of opto-electronics revenue for the nine months ended September 30, 2002 compared to negative 49.0% of opto-electronics revenue for the nine months ended September 30, 2001. The increase was primarily due to increased unit sales of our HBLED products.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.2 million, or 13.2%, to $14.9 million for the nine months ended September 30, 2002 compared to $17.1 million for the nine months ended September 30, 2001. As a percentage of total revenue, selling, general and administrative expenses were 29.2% for the nine months ended September 30, 2002 compared to 16.4% for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses as a percentage of total revenue was primarily due to decreased revenue from lower sales volume and prices. We are currently taking action to reduce our selling, general and administrative costs and align them with expected future revenues. As a result, except for possible increases in bad debt expense, we expect these costs to decrease in both absolute value and as a percentage of revenue in future quarters.

     Research and development expenses. Research and development expenses decreased $3.0 million, or 45.0%, to $3.8 million for the nine months ended September 30, 2002 compared to $6.8 million for the nine months ended September 30, 2001. As a percentage of total revenue, research and development expenses were 7.4% for the nine months ended September 30, 2002 compared to 6.6% for the nine months ended September 30, 2001. The decrease in research and development expenses was primarily the result of our decision to reduce expenses and align them with expected future revenues.

     Long-Lived Asset Impairment. In the second quarter of 2002, we completed an impairment review of certain manufacturing assets used in the substrate and opto-electronics divisions. The review was undertaken due to the recent history of operating losses, declines in the demand for our products due to macro economic conditions and excess capacity resulting in part from the relocation of certain manufacturing operations in our substrate division to China. Upon completion of the review, we determined that the carrying value of the manufacturing assets was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded non-cash impairment charges of $14.1 million in the substrate segment and $9.9 million in the opto-electronics segment for the laser diode operating unit. In the third quarter of 2002, we completed an impairment review of certain manufacturing assets in the opto-electronics division. The review was undertaken due to the unexpected operating losses incurred in the third quarter, declines in product demand due to our inability to manufacture high volumes of our LED products to our customers’ requirements, and the need to reduce our current level of production to conserve cash. Upon completion of the review, we determined that the carrying value of the machinery and equipment was not expected to be recoverable and accordingly recorded an impairment charge in order to write-down the related assets to their estimated fair value. We determined the amount of the impairment charge by estimating the net present value of expected future cash flows to be generated by the assets. Based on this analysis, we recorded a non-cash impairment charge of $14.0 million.

     Goodwill Impairment. We adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. Under the transition provisions of SFAS No. 142, there was no goodwill impairment at January 1, 2002 based upon our analysis at that time. However, during the quarter ended September 30, 2002, circumstances developed that indicated that the goodwill was likely impaired and we performed an impairment analysis as of September 30, 2002. This analysis resulted in a $1.1 million impairment of goodwill. The circumstances that led to the impairment included a net loss for the quarter and a significant drop in our market capitalization.

     Interest expense. Interest expense decreased $523,000, or 31.9%, to $1.1 million for the nine months ended September 30, 2002 compared to $1.6 million for the nine months ended September 30, 2001 due to the repayment of debt and a reduction of rates on our variable interest rate debt over the period.

     Other income and expense. Other expense increased $9.7 million to $8.2 million for the nine months ended September 30, 2002 compared to income of $1.5 million for the nine months ended September 30, 2001. The increase for the nine months ended September 30, 2002 is primarily due to a non-cash charge of $9.2 million taken to write-down to current market value our investment in Finisar Corporation common stock.

     Provision for income taxes. Our effective tax rate decreased to 5.5% for the nine months ended September 30, 2002 compared to 36.0% for the nine months ended September 30, 2001. The current year tax rate is primarily the result of recording a valuation allowance against the tax benefits related to the asset impairment charges that were taken in the second and third quarters. The valuation allowance was applied to the benefit due to uncertainty regarding its recoverability.

Liquidity and Capital Resources

     We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use. Short and long-term investments are comprised of government bonds and high grade commercial debt instruments. Also included in short-term investments is our common stock investment in Finisar Corporation.

     Cash and cash equivalents, short-term investments and long-term investments, excluding $810,000 and $11.6 million for our investment in Finisar common stock at September 30, 2002 and December 31, 2001 respectively, decreased $34.7 million to $23.3 million at September 30, 2002 compared to $58.1 million at December 31, 2001. The decrease in available cash included restricting $10.3 million as additional collateral with our bank as a result of the modification to our credit facility, purchases of capital equipment of $10.4 million, debt repayments of $11.3 million and $4.0 million used in operating activities.

     Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2002 which comprised primarily of our net loss adjusted for non-cash items of $59.4 million, and by a $253,000 net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in accounts receivable and inventory, and an increase in accounts payable, offset by decreases in accrued liabilities, income taxes and prepaid expenses.

     Accounts receivable decreased $3.8 million, or 24.3%, to $11.9 million at September 30, 2002 compared to $15.7 million at December 31, 2001. The change reflects lower sales volume, collections of $53.2 million and an increase in our allowance for doubtful accounts of $1.5 million. Days sales outstanding were 73 at September 30, 2002 based on sales during the previous nine months. Inventories decreased $5.0 million, or 9.0% to $50.6 million at September 30, 2002 compared to $55.6 million at December 31, 2001. Inventory turns for the nine month period were 1.0 at September 30, 2002. Our inventory balance remains high in relation to current sales due to the inventory buildup we incurred during the period of rapid growth that we experienced through the second quarter of 2001. We are continuously monitoring our inventory levels, have reduced inventory purchases and have put in place measures to significantly reduce the balance. We expect that these measures will significantly improve cash flows from operations in future periods. We expect to reduce the current inventory balance significantly by the end of 2003.

     Net cash used in investing activities of $11.2 million for the nine months ended September 30, 2002 includes purchases of property and equipment of $10.4 million primarily used to increase wafer processing capacity in China for the substrate division, and to increase HBLED epitaxy growth and wafer processing capacity at the opto-electronics division. It also includes $16.4 million in purchases of high-grade investment securities with maturities of less than two years offset by $15.6 million in sales of these securities.

     We do not have any plans to initiate any major new capital spending projects through 2003. We are currently completing certain projects in process and are continuously constructing minor improvements to our existing production facilities in China and California. We expect to invest approximately $2.0 million to complete projects in progress in the fourth quarter and expect to invest $4 million in 2003. We believe that our existing facilities and equipment are sufficient to fulfill current and expected future orders.

     Net cash used in financing activities of $9.8 million for the nine months ended September 30, 2002 includes proceeds of $850,000 from the sale of common stock through our employee stock compensation programs and proceeds of $637,000 from a new equipment loan, offset by payments of $6.7 million for payments on long-term debt and $4.6 million for capital lease payments.

     We generally finance equipment purchases through secured equipment loans and capital leases over four or five-year terms at interest rates ranging from 4.6% to 8.8% per annum. Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at 2.0% below the prime rate. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At September 30, 2002, $9.2 million was outstanding under these bonds.

     At June 30, 2002, the credit facility that we had with our bank included a $5 million line of credit with no balance outstanding, term loans in the amount of $4.8 million and a letter of credit supporting repayment of our bonds with an outstanding amount of $9.4 million. The credit facility is collateralized by all corporate personal and real property. As of June 30, 2002, we were in default of the credit facility by failure to maintain certain financial covenants required by the facility. As a result, on September 30, 2002 we modified the credit agreement with our bank which waived the covenant default, terminated the credit line and term loans, amended the financial covenants and added additional collateral to secure the remaining amounts due. At September 30, 2002 the credit facility included a letter of credit supporting our bonds with an outstanding amount of $9.2 million and foreign exchange and overdraft obligations in the amount of $1.1 million. We have pledged and placed certain investment securities with the trust department of our bank as additional collateral for this facility. As a result, $10.3 million of our long-term investments are restricted. At September 30, 2002 we were in compliance with the financial covenants as amended.

     As a result of the significant revenue declines that we have experienced over the past several quarters, we have taken cost reduction measures and continue to pursue additional measures to reduce our cost of doing business and increase our cash flows. At September 30, 2002, we had available cash of $23.3 million. We believe that this balance, coupled with additional efforts to reduce our expenditures in support of our substrates and opto-electronic businesses, will be sufficient to fund working capital and capital expenditure requirements for the next 12 months.

     If our sales continue to decrease, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use more cash at a more rapid rate than expected, and require us to seek additional capital, if available on acceptable terms.

Risks Related to Our Business

The semiconductor industry is cyclical and is currently experiencing a severe and prolonged downturn which has adversely impacted our operating results.

     Our business depends in significant part upon manufacturers of electronic and opto-electronic semiconductor devices, as well as the current and anticipated market demand for such devices and products using such devices. The semiconductor industry is highly cyclical. The industry has in the past, and will likely in the future, experience periods of oversupply that result in significantly reduced demand for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur, our operating results and financial condition are adversely affected. Inventory buildups in telecommunications products and slower than expected sales of computer equipment have resulted in overcapacity and led to reduced sales by our customers. During periods of declining demand such as those experienced over the past year, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition may result, causing pressure on our net sales, gross margin and net income. We have over the past year experienced cancellations, delays and push outs of orders, which have resulted in reduced revenues. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders will materially adversely affect our business and results of operations. Although we have taken actions to reduce our costs, if our actions are insufficient to align our structure with prevailing business conditions, we may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business. In addition, we may be required to seek additional sources of cash, which may not be available on acceptable terms or at all.

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we have faced in the second half of 2001 and are continuing to face in 2002 is more uncertain than in prior periods, has lasted longer than expected and has materially and adversely affected us and our operating results and may continue to do so. The revenue growth and profitability of our business depends on the overall demand for our substrates, LED’s and laser diodes, and we are particularly dependant on the market conditions for the wireless, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, LEDs and laser diodes caused by a weakening economy may result in further or prolonged decreased revenues. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

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

     Although we are currently in a period of overcapacity, if the economy recovers, demand may increase rapidly as it has in prior years. In order to meet increased demand and maintain our market share, we may need to increase production, which could require us to build new facilities, expand and modify our existing facilities, purchase additional manufacturing equipment, and add qualified staff. If we do not expand our manufacturing capacity, we will be unable to increase production, which may adversely impact our ability to reduce unit costs, margins and improve our operating results.

     We are currently constructing and modifying facilities in California and China. Our construction activities subject us to a number of risks, including:

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

     If any of these risks occurs, construction may be costlier than anticipated and completion could be delayed, which could hurt our ability to expand capacity and increase our sales. In addition, if we experience delays in expanding our manufacturing capacity, we might not be able to timely meet customer requirements, and we could lose future sales. We are also making investments in equipment and facilities as part of our previously planned capacity expansion. To offset the additional fixed operating expenses, we must increase our revenue by increasing production and improving yields. If demand for our products does not grow or if our yields do not improve as anticipated, we may be unable to offset these costs against increased revenue, which would adversely impact our operating results.

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

     We have experienced declining revenue for both our HBLED and laser diode products as a result of a loss of revenue from our leading LED customer and a decline in the market for our laser diode products. We may be unable to successfully market and increase sales of these products. To market and increase sales of our HBLED and VCSEL products, we will have to continue to develop additional distribution channels and achieve certain product and reliability specifications. We may be unable to obtain significant increases in revenue and may seek potential investors for our opto-electronics business. We must also continue our research and development efforts to apply our proprietary VGF technique to new substrate products and successfully introduce and market new opto-electronic semiconductor devices, including enhancements to our HBLED and VCSEL products.

If we do not successfully develop new products to respond to rapidly changing customer requirements, our ability to generate sales and obtain new customers may suffer.

     Our success depends on our ability to offer new products that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies, our existing products could become obsolete and unmarketable. If we fail to offer new products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements. Other companies, including IBM and Motorola, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs-based devices at competitive prices. If these substrate materials are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer. Similarly, other companies, including Kopin, are developing alternative production technologies for HBLEDs. If they are successful, demand for our HBLEDs could drop and our revenue could decline.

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

     The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger, Hitachi Cable, Japan Energy and Sumitomo Electric and from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as IBM and Motorola, that are actively developing alternative materials to GaAs and some semiconductor devices are being marketed using these materials. We believe that at least two of our competitors are shipping GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to be profitable. We face many competitors that have a number of significant advantages over us, particularly in our compound semiconductor device products, including:

•	greater experience in the business;

•	more manufacturing experience;

•	extensive intellectual property;

•	broader name recognition; and

•	significantly greater financial, technical and marketing resources.

     Our competitors could develop new or enhanced products that are more effective than the products that we have developed or may develop. For example, some competitors in the HBLED market offer devices that are brighter than our HBLEDs and have other desirable features. Some of our competitors may also develop technologies that enable the production of commercial products with characteristics similar to or better than ours, but at a lower cost.

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

     Because many of our manufacturing costs are fixed, our revenue could decline if our yields decrease but our costs would change little, if at all. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In addition, many of our manufacturing processes are new and are still being refined, which can result in lower yields, particularly as we focus on producing higher diameter substrates and new opto-electronic semiconductor devices. For example, we recently made substantial investments in equipment and facilities to manufacture blue, green and cyan HBLEDs and VCSELs. If we are unable to produce adequate quantities of our high-brightness LEDs and VCSELs, we may not be able to meet customer demand and our revenue may decrease while our costs remain largely unchanged.

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

     As inventory of telecommunication products and computer equipment has increased in the past year, resulting in overcapacity in the market, our customers have reduced sales of their products, causing them to reduce purchases of our products. As a result, our revenues have declined and may fail to recover until the overcapacity has been depleted and demand for our customers’ products once again increases.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

     We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as gallium, arsenic, quartz, and graphite susceptors. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and none of our suppliers guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. We have experienced delays obtaining critical raw materials, including gallium, due to shortages of these materials. We may experience delays due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules, and our revenue and operating results could suffer.

     We have periodically encountered a decline in quality of graphite susceptors, which has led to lower yields of our HBLED products. If these quality problems continue, our ability to manufacture our HBLED products would be reduced, we could fail to meet customer delivery schedules, and our revenue and operating results could suffer.

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

     A small number of substrate and HBLED customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 35.7% of our total revenue for the three months ended September 30, 2002 and 30.3% for the three months ended September 30, 2001. No one customer accounted for greater than 10% of total revenue for the three months ended September 30, 2002, or the three months ended September 30, 2001. Our substrate revenue accounted for 78.5% of our total revenue for the three months ended September 30, 2002 and 89.8% for the three months ended September 30, 2001. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate and HBLED customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

Defects in our products could diminish demand for our products.

     Our products are complex and may contain defects. In the past we have experienced quality control problems with some of our products, which caused customers to return products to us or reduce orders for our products, such as our recent reduction in orders for our LED products by Agilent. If we continue to experience quality control problems, or experience these problems in new products, customers may cancel or reduce orders or purchase products from our competitors. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

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

     We have experienced a period of rapid contraction in our business that caused us to reduce our costs in order to conserve our cash resources. However, in the three months ended September 30, 2002, we utilized $5.0 million in our operating activities and for the nine months ended September 30, 2002, we utilized $4.0 million in our operating activities. If we fail to manage our contractions successfully we may continue to draw down our cash reserves, which would adversely affect our operating results and financial condition, reduce our value and may impinge our ability to raise debt and equity funding in the future, at a time when we may be required to raise additional cash. As part of our effort to reduce costs, we may lose key staff, production resources, and technology that we will need to grow when end markets recover. These events could reduce our ability to grow profitably as markets recover.

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

     The ongoing operation of our manufacturing and production facilities in California and China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we will not be able to manufacture products for our customers. For example, a natural disaster, fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes would render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes, could also damage our facilities, rendering them inoperable. Some of our crystal growth is currently performed at our Fremont, California facilities, which are located near an active seismic fault line. If we are unable to operate our facilities and manufacture our products, we will lose customers and revenue and our business will be harmed.

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

     Despite our efforts to protect our intellectual property, a third party could develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least two of our competitors have begun to ship GaAs substrates produced using a process similar to our VGF technique. Our competitors may also develop and patent improvements to the VGF, LED and VCSEL technologies upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 55.5% of our total revenue for the three months ended September 30, 2002 and 46.1% for the three months ended September 30, 2001. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue.

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

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York and the Pentagon in Washington D.C., and continues to be on alert for further terrorist activity. In addition, the United States continues to consider hostile activity with Iraq. The potential near- and long-term impact of these attacks and other terrorist activities, as well as the threat of war may have in regards to our suppliers, customers and markets for our products and the U.S. economy, are uncertain. There may be other potential adverse effects on our operating results due to this significant event that we cannot foresee.

Our stock price has been and may continue to be volatile.

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the nine months ended September 30, 2002, the high and low closing sales prices of our common stock were $16.89 and $2.08 respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

If we fail to comply with Nasdaq rules, our common stock may be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock.

     If we fail to meet the criteria for continued listing on The Nasdaq National Market, our common stock may be delisted from The Nasdaq National Market. If the stock is delisted, it would significantly decrease the liquidity of an investment in AXT common stock. In addition, the stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers would have to make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and the ability of investors to sell the common stock.

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

     If we require additional capital in the future, it might not be available on acceptable terms, or at all. If we are unable to obtain additional capital when needed, we may be required to reduce the scope of our product line, the planned expansion of our manufacturing capacity or of our product development and marketing efforts, which could adversely affect our business and operating results.

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

     Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers to pay for products we ship to them within 30 to 90 days after delivery. Subsequent to our shipping a product some customers have been unable to make payments as due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. At least two customers that owed us a significant amount have filed for bankruptcy protection and we are unlikely to receive a substantial portion of the amount owed to us as part of a bankruptcy settlement. Other customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

Legislative actions, higher insurance cost and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. Because the effect of movements in currency exchange rates on forward exchange and currency options contracts generally offset the related effect of the underlying items being hedged, these financial instruments are not expected to subject AXT to risks that would otherwise result from changes in currency exchange rates. As of September 30, 2002, our outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $3.7 million.

     We incurred a foreign transaction exchange loss of $46,121 and a gain of $107,443 for the three and nine months ended September 30, 2002 respectively and gains of $84,500 and $394,300 for the three and nine months ended September 30, 2001 respectively.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	September 30,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2002	Rate	(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$12,647	2.01%	$254	$229	$280
Bonds	9,215	1.97%	(182)	(163)	(200)

			$72	$66	$80

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. Investments in publicly traded companies are carried at fair market value based on quoted market prices of the investments as of September 30, 2002. These investments are subject to market risk of equity price changes. As of September 30, 2002, the minority investments we continue to hold totaled $4.6 million at estimated fair value of which investments in publicly traded companies was $810,000 and investments in private companies was $3.8 million.

Item 4. Evaluation of Disclosure Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time we may be involved in litigation in the normal course of business. Management believes that the outcome of matters to date will not have a material adverse effect on our financial position or results of operations or cash flows.

     On May 1, 2001, the Santa Clara Center for Occupational Safety and Health filed a complaint for injunctive relief and civil penalties against the Company in the Superior Court of California, County of Alameda, Hayward Division, Case No. H218237-5. The complaint alleges violations of California Business and Professions Code section 17200 et seq., and violations under Proposition 65 and California Health and Safety Code section 25249 et seq. as a result of AXT’s use of arsenic and inorganic arsenic compounds in its workplace. On June 24, 2002, the Company participated in a private mediation, and as a result, reached a settlement of all claims, pursuant to which the Company agreed to pay the Santa Clara Center for Occupational Safety and Health an amount equal to $175,000. The parties have executed a settlement agreement, and the court approved the settlement on September 20, 2002 and dismissal of the case is pending.

Item 2. Changes in Securities and Use of Proceeds

          None

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)
3.3(3)	Second Amended and Restated Bylaws
4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih
4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company
10.14	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002
99.1	Certification by Chief Executive Officer
99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

b. Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 12, 2002	By:	/s/ Morris S. Young
Morris S. Young Chief Executive Officer

Dated: November 12, 2002	By:	/s/ Donald L. Tatzin
Donald L. Tatzin Chief Financial Officer

Dated: November 12, 2002	By:	/s/ John E. Drury
John E. Drury Corporate Controller

     I, Morris S. Young, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXT, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Morris S. Young
Morris S. Young Chief Executive Officer

     I, Donald L. Tatzin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of AXT, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	By:	/s/ Donald L. Tatzin
Donald L. Tatzin Chief Financial Officer

Index to Exhibits

Exhibits
Number	Description

3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)
3.3(3)	Second Amended and Restated Bylaws
4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih
4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company
10.14	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002
99.1	Certification by Chief Executive Officer
99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.