Form 10-Q
period 2003-03-31
AXT INC
filed 2003-05-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	94-3031310 (I.R.S. Employer Identification No.)

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

  YES ☒     NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒     NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2003

Common Stock, $.001 par value	22,693,984

AXT, INC.

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
		Condensed Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4
		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	5
		Notes To Condensed Consolidated Financial Statements	6-12
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-31
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
	Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	32
	Item 6.	Exhibits and Reports on Form 8-K	33
		Signatures	34
		Certifications	35-36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$18,335	$13,797
Short-term investments	9,107	8,205
Accounts receivable, net	7,947	7,195
Inventories	34,487	37,598
Prepaid expenses and other current assets	2,979	4,002
Income tax receivable	8,220	8,783
Asset held for sale	—	5,957

Total current assets	81,075	85,537
Property, plant and equipment	39,178	39,982
Other assets	5,936	5,341
Restricted deposits	10,722	11,150
Long-term investments	2,197	3,657

Total assets	$139,108	$145,667

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$4,221	$4,228
Accrued liabilities	10,499	11,407
Current portion of long-term debt	944	965
Current portion of capital lease obligation	3,411	3,562

Total current liabilities	19,075	20,162
Long-term debt, net of current portion	13,062	13,289
Long-term capital lease, net of current portion	3,990	4,847
Other long-term liabilities	1,746	1,712

Total liabilities	37,873	40,010

Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,694 and 22,495 shares issued and outstanding	154,670	154,485
Accumulated deficit	(56,514)	(52,197)
Other comprehensive income (loss)	(453)	(163)

Total stockholders’ equity	101,235	105,657

Total liabilities and stockholders’ equity	$139,108	$145,667

     See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2003	2002

Revenue	$12,657	$16,777
Cost of revenue	12,938	16,484

Gross profit (loss)	(281)	293
Operating expenses:
Selling, general and administrative	3,286	5,202
Research and development	744	1,353

Total operating expenses	4,030	6,555

Loss from operations	(4,311)	(6,262)
Interest expense	237	385
Other (income)/expense, net	(231)	(717)

Loss before income tax benefit	(4,317)	(5,930)
Income tax benefit	—	(2,372)

Net loss	$(4,317)	$(3,558)

Basic loss per share	(0.19)	(0.16)
Diluted loss per share	(0.19)	(0.16)
Shares used in per share calculations:
Basic	22,628	22,414
Diluted	22,628	22,414

     See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(4,317)	$(3,558)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	1,722	2,582
Amortization	79	66
Non-cash gain on marketable securities	—	(251)
(Gain) loss on disposal of property, plant and equipment	(11)	296
Changes in assets and liabilities:
Accounts receivable, net	(752)	1,275
Inventories	3,111	3,134
Prepaid expenses	1,268	255
Other assets	(45)	(432)
Accounts payable	(7)	1,007
Accrued liabilities	(908)	(1,812)
Income tax receivable	563	—
Other long-term liabilities	34	(55)

Net cash provided by operating activities	737	2,507

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(917)	(2,760)
Proceeds from sale of property, plant and equipment	5,172	—
Investment in marketable securities	(37)	(1,911)
Proceeds from sale of marketable securities	700	3,632

Net cash provided by (used in) investing activities	4,918	(1,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	185	429
Capital leases payments	(1,008)	(1,169)
Long-term debt payments	(248)	(624)

Net cash used in financing activities	(1,071)	(1,364)
Effect of exchange rate changes	(46)	103

Net increase in cash and cash equivalents	4,538	207
Cash and cash equivalents at the beginning of the period	13,797	37,538

Cash and cash equivalents at the end of the period	$18,335	$37,745

Non cash activity:
Purchase of PP&E through financing	$—	$295

     See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, the condensed consolidated income statements for the three months ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by AXT, Inc. (“AXT” or the “Company”) and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ materially from those estimates.

     The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003.

     As a result of the significant revenue declines experienced over the past six quarters, the Company has taken cost reduction measures and continues to pursue additional measures to reduce costs and increase cash flows. At March 31, 2003, the Company had available cash, cash equivalents and liquid short and long-term investments of $29.7 million. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of substrate and opto-electronic businesses, will be sufficient to meet working capital expenditure requirements for the next 12 months. However, existing cash and liquid investments could continue to decline during 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

     If the Company’s sales continue to decrease, the ability to generate cash from operations will be adversely affected which could adversely affect its future liquidity, requiring it to use cash at a more rapid rate than expected, and require it to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to the Company.

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period presentation.

Note 2. Accounting for Stock Options

     The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

     As required under Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (FAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by FAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk free interest rate	3.0%	3.0%
Expected life (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Volatility	110.2%	101.0%

     The weighted average grant-date fair value of options granted during the three months ended March 31, 2003 and 2002 were $1.07 and $9.11 respectively.

     Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net income and net income per share would have been as summarized below (in thousands except per share data):

	Three Months Ended
	March 31,

	2003	2002

Net loss:
As reported	$(4,317)	$(3,558)
Pro forma option expense	(1,904)	(2,337)

Pro forma net loss	$(6,221)	$(5,895)
Net loss per share:
As reported:
Basic	$(0.19)	$(0.16)
Diluted	(0.19)	(0.16)
Pro forma net loss:
Basic	$(0.27)	$(0.26)
Diluted	(0.27)	(0.26)

Note 3. Investments

     The Company classifies its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115 or “SFAS 115,” “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at March 31, 2003 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$3,683	$3,683	—
Corporate bonds	13,634	13,718	84
Government agency bonds	6,346	6,392	46
Corporate equity securities	1,115	916	(199)

	$24,778	$24,709	$(69)

Recorded as:
Cash equivalents	$3,683
Short-term investments	9,107
Restricted deposits	9,722
Long-term investments	2,197

	$24,709

Note 4. Asset Held for Sale

During the fourth quarter of 2002, the Company began to market its property located at 4281 Technology Drive, Fremont, California, and in November of 2002, entered into a contract to sell the property to a third party. On March 11, 2003, the Company completed the sale of its property located at 4281 Technology Drive, Fremont, California, for $6.3 million. Net cash proceeds from the sale were $5.2 million. Under the terms of the sale agreement, the Company has agreed to lease back the property for a five-year period. Accordingly, on March 11, 2003, the company signed an operating lease for 4281 Technology Drive through March 2008. Annual rent under this operating lease is approximately $600,000.

Note 5. Inventories

     The components of inventory are summarized below (in thousands):

	March 31,	December 31,
	2003	2002

Inventories:
Raw materials	$16,043	$17,566
Work in process	25,831	30,042
Finished goods	14,736	15,108
Valuation allowances	(22,123)	(25,118)

	$34,487	$37,598

Note 6. Net Loss Per Share

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net loss	$(4,317)	$(3,558)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(4,361)	$(3,602)

Denominator:
Denominator for basic earnings per share - weighted average common shares	22,628	22,414
Effect of dilutive securities:
Common stock options	—	—

Denominator for dilutive earnings per share	22,628	22,414

Basic loss per share	$(0.19)	$(0.16)
Diluted loss per share	$(0.19)	$(0.16)
Options excluded from diluted net income per share as the impact is antidilutive	3,376	2,981

Note 7. Comprehensive Loss

     The components of comprehensive loss are summarized below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net loss	$(4,317)	$(3,558)
Foreign currency translation gain (loss)	(46)	103
Unrealized gain (loss) on available for sale investments	(244)	(1,877)

Comprehensive loss	$(4,607)	$(5,332)

Note 8. Segment Information

     The Company has two reportable segments: substrates and opto-electronics.

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Substrates Division
Net revenues from external customers	$8,535	$11,739
Gross profit	273	206
Operating loss	(2,606)	(4,709)
Identifiable assets	115,758	183,617
Opto-electronics Division
Net revenues from external customers	$4,122	$5,038
Gross profit (loss)	(554)	87
Operating loss	(1,705)	(1,553)
Identifiable assets	23,350	44,382
Total
Net revenues from external customers	$12,657	$16,777
Gross profit (loss)	(281)	293
Operating loss	(4,311)	(6,262)
Identifiable assets	139,108	227,999

     The Company sells its substrates and opto-electronics products in the United States and in other parts of the world. Also, the Company has operations in Japan and China. Revenues by geographic location based on the country of the customer were as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
United States	$4,420	$7,332
Europe	1,309	1,081
Canada	61	690
Japan	529	451
Malaysia	223	2,545
Taiwan	3,872	1,496
Asia Pacific and other	2,243	3,182

Consolidated	$12,657	$16,777

Note 9. Corporate Affiliates

     The Company’s investments in its corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	March 31,	December 31,	Accounting	Ownership
Affiliate	2003	2002	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$764	$773	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	612	614	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidated	88%
Beijing BoYu Manufacturing Co., Ltd.	409	409	Consolidated	70%

     The investment balances for those affiliates accounted for under the equity method are included within “Other assets” in the consolidated balance sheets.

     Undistributed retained earnings relating to the Company’s corporate affiliates was $835,000 at March 31, 2003 and $515,000 at March 31, 2002. Net loss recorded from the Company’s corporate affiliates was $26,000 for the three months ended March 31, 2003 and $164,000 for the three months ended March 31, 2002.

     The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can provide products at lower cost than other suppliers, and each has a market beyond that provided by the Company. At March 31, 2003, the Company had no obligations to make further investments in any of these companies, although it may choose to do so under certain conditions.

Note 10. Commitments and Contingencies

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

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2003 with a current contract value of $3.2 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $1.5 million are included in accrued liabilities at March 31, 2003. As of March 31, 2003, the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

Note 11. Recent Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 ( FIN 45 ), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN No. 45 did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ( FIN 46 ), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s consolidated statements of income or financial position

Note 12. Foreign Exchange Contracts and Transaction Gains/Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2003, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $1.9 million.

     The Company incurred a foreign currency transaction exchange gain of $63,000 for the three months ended March 31, 2003, and a loss of $40,000 for the three months ended March 31, 2002.

Note 13. Related Party Transactions

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

     The Company entered into an operating lease for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, the president of our substrate division, is the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to the Company. The Company began leasing this warehouse from the new owner on the date of sale. Mr. Zhang will continue to hold a $3.7 million note on the property through April 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements. These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the condensed consolidated financial statements included elsewhere in this report.

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

Allowance for Doubtful Accounts

     We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. At March 31, 2003, our accounts receivable balance was $7.9 million net of an allowance for doubtful accounts of $6.3 million.

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

Income Taxes

     The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the future income tax benefit represented by the net deferred tax asset will not be realized. At March 31, 2003, a full valuation allowance has been recorded against our net deferred tax asset.

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Revenues	100.0%	100.0%
Cost of revenues	102.2	98.3

Gross profit (loss)	(2.2)	1.7
Operating expenses:
Selling, general and administrative	26.0	31.0
Research and development	5.9	8.1

Total operating expenses	31.9	39.1

Loss from operations	(34.1)	(37.4)
Interest expense	1.9	2.3
Other (income)/expense, net	(1.8)	(4.3)

Loss before income tax benefit	(34.2)	(35.4)
Income tax benefit	—	(14.1)

Net loss	(34.2)%	(21.3)%

Three months ended March 31, 2003 compared to three months ended March 31, 2002

     Revenue. Revenue decreased $4.1 million, or 24.6%, to $12.7 million for the three months ended March 31, 2003 compared to $16.8 million for the three months ended March 31, 2002.

     Revenue from our substrate division, which represents 67.4% of total revenue for the three months ended March 31, 2003, decreased $3.3 million, or 27.3%, to $8.5 million compared to $11.8 million for the three months ended March 31, 2002. Total GaAs substrate revenue decreased $630,000, or 8.3%, to $7.0 million for the three months ended March 31, 2003 compared to $7.6 million for the three months ended March 31, 2002. Sales of 5” and 6” GaAs subtrates was unchanged at $1.3 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. InP substrate revenue decreased $2.4 million, or 81.3%, to $564,000 for the three months ended March 31, 2003 compared to $3.0 million for the three months ended March 31, 2002. The decrease in GaAs and InP substrate revenue is due to decreased volume and sales prices as a result of the slowdown in our markets including telecommunications, high speed electronic devices, and short wavelength lasers.

     Revenue from our opto-electronics division, which represents 32.6% of total revenue for the three months ended March 31, 2003, decreased $900,000, or 18.2% to $4.1 million compared to $5.0 million for the three months ended March 31, 2002. High-brightness light emitting diode (HBLED) revenue decreased $1.0 million, or 23.3%, to $3.4 million for the three months ended March 31, 2003 compared to $4.4 million for the three months ended March 31, 2002. The decrease in HBLED revenue was primarily due to lower sales volume as a result of losing a large customer in mid-2002 and a decline in average sales prices during the quarter. Vertical cavity surface emitting laser (VCSEL) revenue was unchanged at $160,000 for the three months ended March 31, 2003 and 2002. Laser diode (LD) revenue increased $119,000, or 25.9%, to $578,000 for the three months ended March 31, 2003 compared to $459,000 for the three months ended March 31, 2002.

     International revenue increased to 65.1% of total revenue for the three months ended March 31, 2003 compared to 56.3% of total revenue for the three months ended March 31, 2002. The increase was primarily due to increased sales of HBLED products to customers in Asia.

     The majority of our substrate manufacturing activities are conducted in China, along with a portion of our opto-electronics manufacturing. In addition, we source key raw materials, including gallium, from our joint ventures in China. The SARS outbreak has been most notable in China. One employee at our LED production facility in China contracted SARS in late April prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If other employees contract SARS, we may be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we may not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. None of our substrate competitors is and few of our opto-electronics competitors are as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we may not be able to ship product to them, our revenue would decline and our financial performance would suffer.

     Gross margin. Gross margin decreased to negative 2.2% of total revenue for the three months ended March 31, 2003 compared to 1.7% of total revenue for the three months ended March 31, 2002. Gross margin at the substrate division increased to 3.2% of substrate revenue for the three months ended March 31, 2003 compared to 1.8% of substrate revenue for the three months ended March 31, 2002. The increase was primarily due to costs reductions implemented to align our costs with lower expected sales volumes and prices. We continue shifting much of our substrate manufacturing to China, where costs are lower, and reducing capacity at our Fremont, California facility. Gross margin at the opto-electronics division decreased to negative 13.4% of opto-electronics revenue for the three months ended March 31, 2003 compared to 1.7% of opto-electronics revenue for the three months ended March 31, 2002. The decrease was primarily due to the decline in revenue and to a decrease in average selling price.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.9 million, or 36.8%, to $3.3 million for the three months ended March 31, 2003 compared to $5.2 million for the three months ended March 31, 2002. As a percentage of total revenue, selling, general and administrative expenses were 26.0% for the three months ended March 31, 2003 compared to 31.0% for the three months ended March 31, 2002. In order to align our cost structure with the rapid decline in revenues, we have initiated and are aggressively pursuing cost reductions in this area, which led to the decrease.

     Research and development expenses. Research and development expenses decreased $600,000, or 45.0%, to $744,000 for the three months ended March 31, 2003 compared to $1.4 million for the three months ended March 31, 2002. As a percentage of total revenue, research and development expenses were 5.9% for the three months ended March 31, 2003 compared to 8.1% for the three months ended March 31, 2002. Although we reduced research and development expenses as part of our effort to reduce costs, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels in future periods. Research and development efforts during the first quarter of 2003 were focused primarily on improving the yield and surface quality of our GaAs substrates, and improving the brightness, reliability, and yield of our HBLED products.

     Interest expense. Interest expense decreased $148,000, or 38.4%, to $237,000 for the three months ended March 31, 2003 compared to $385,000 for the three months ended March 31, 2002 due to the repayment of debt and a reduction of rates on our variable interest rate debt.

     Other income and expense, net. Other income decreased $486,000 to $231,000 for the three months ended March 31, 2003 compared to $717,000 for the three months ended March 31, 2002.

     Provision for income taxes. Due to our continuing operating losses and uncertainty regarding future profitability, we recorded a full valuation allowance against our net deferred tax assets of $31.2 million in 2002. As a result, our effective tax rate decreased to 0.0% for the three months ended March 31, 2003 compared to 40% for the three months ended March 31, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents increased $4.5 million to $18.3 million at March 31, 2003 compared to $13.8 million at December 31, 2002.

     Net cash provided by operating activities of $737,000 for the three months ended March 31, 2003 was comprised primarily of our net loss adjusted for non-cash items of $1.8 million, consisting primarily of depreciation expense of $1.7 million, and by a $3.3 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from decreases in inventory and prepaid expenses.

     Accounts receivable increased $752,000, or 10.0%, to $8.0 million at March 31, 2003 compared to $7.2 million at December 31, 2002. The change reflects higher sales volume, collections of $12.7 million and a decrease in our allowance for doubtful accounts of $412,000. Inventories decreased $3.1 million, or 8.3% to $34.5 million at March 31, 2003 compared to $37.6 million at December 31, 2002. The decrease in inventory is a result of our continued effort to minimize cash outflows utilizing more effective inventory management policies. We expect this trend to continue throughout 2003.

     If our sales continue to decrease, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity and cause us to seek additional capital, if available on acceptable terms or at all.

     Net cash from investing activities of $4.9 million for the three months ended March 31, 2003 includes net proceeds from the sale of property and equipment of $5.2 million and purchases of equipment of $917,000. It also includes $37,000 in purchases of high grade investment securities with maturities of less than two years offset by $700,000 in sales of these securities.

     We do not have any plans to initiate any major new capital spending projects during 2003. We are currently completing certain projects at our China facilities and are continuously constructing minor improvements to our existing production facilities in China and California. We expect to invest an additional $5.1 million in capital projects throughout the remainder of 2003. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

     In February 2003, our Board of Directors authorized the repurchase of up to 2 million shares of our common stock over a one year period. To date we have not repurchased any shares. When repurchased, repurchased shares will be retired. We expect to sell shares of common stock of Finisar Corporation in connection with our stock repurchase program.

     Net cash used in financing activities of $1.1 million for the three months ended March 31, 2003 includes proceeds of $185,000 from the sale of common stock through our employee stock compensation programs, offset by payments of $248,000 on long-term debt and $1.0 million for capital lease payments.

     We generally finance equipment purchases through secured equipment loans and capital leases over four or five-year terms at interest rates ranging from 3.6% to 8.8% per annum. Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.6% at March 31, 2003. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At March 31, 2003, $8.9 million was outstanding under these bonds.

     At March 31, 2002 the credit facility maintained by the Company with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.9 million and foreign exchange obligations in the amount of $570,000. The Company has pledged and placed certain investment securities with the trust department of the bank as additional collateral for this facility. As a result, $10.7 million of our long-term investments are restricted. As of March 31, 2003, we were out of compliance with our tangible net worth covenant. We obtained a waiver from our bank for this covenant default through April 30, 2003. On April 7, 2003, we obtained a credit facility with another bank which includes a letter of credit supporting our industrial revenue bonds. The Company has pledged and placed certain investment securities with the trust department of the bank as additional collateral for this facility.

     As a result of the significant revenue declines that we have experienced over the past six quarters, we have taken cost reduction measures and continue to pursue additional measures to reduce our costs and increase our cash flows. At March 31, 2003, we had available cash, cash equivalents and liquid short and long-term investments of $29.7 million. We believe that our existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce our expenditures in support of our substrate and opto-electronic businesses, will be sufficient to meet our working capital expenditure requirements for the next 12 months. However, our existing cash and liquid investments could continue to decline during 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

     If our sales continue to decrease, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to the Company. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under “Risks Related to Our Business.”

Risks Related to Our Business

The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our manufacturing operations and some of our key suppliers and customers

     The majority of our substrate manufacturing activities are conducted in China, along with a portion of our opto-electronics manufacturing. In addition, we source key raw materials, including gallium, from our joint ventures in China. The SARS outbreak has been most notable in China. One employee at our LED production facility in China contracted SARS in late April prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If other employees contract SARS, we may be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we may not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. None of our substrate competitors is and few of our opto-electronics competitors are as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we may not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Our Inability to Maintain Our Listing on the NASDAQ National Market Will Reduce the Market and Liquidity of our Shares and Damage Our General Reputation

     In connection with our listing on the Nasdaq National Market we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our board of directors, among other factors. Our stock was trading beneath the $1.00 minimum bid price on the Nasdaq National Market since February 24, 2003 and on April 7, 2003 we received notice from the Nasdaq National Market that we will be delisted if we are unable to meet the continued listing requirements during the 180 days ended October 6, 2003. If we are unable to comply with the continued listing requirements, we would be delisted from the Nasdaq National Market, and, if we qualified, would move to the SmallCap listing of Nasdaq. This could reduce the market and liquidity of our shares and consequently the ability of our stockholders to purchase and sell our shares in an orderly manner. Furthermore, our delisting from the Nasdaq National Market could damage our general business reputation and harm our financial condition and operating results. The trading price of our stock has been over $1.00 since April 25, 2003.

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

     The lead-time for customer orders is generally shorter than it was eighteen months ago. As a result, our visibility regarding future financial performance is uncertain and we have and may continue to provide investors with financial guidance that we cannot meet. As a result, our operating results could be below the expectations of market analysts or investors, which could also cause our stock price to fall.

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

     A small number of substrate and HBLED customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 37.6% of our total revenue for the three months ended March 31, 2003 and 38.9% for the three months ended March 31, 2002. One customer accounted for 16.7% of our revenue for the three months ended March 31, 2003. Our substrate revenue accounted for 67.4% of our total revenue for the three months ended March 31, 2003 and 70% for the three months ended March 31, 2002. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate and HBLED customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

     In the past, periods of rapid growth and expansion has strained our management and other resources. The expansion of our manufacturing capacity and the shift of manufacturing operations to China has placed and continues to place a significant strain on our operations and management resources, and we are in the process of upgrading our inventory control systems and may implement additional systems relating to consolidation of our financial results. If we fail to manage these changes effectively, our operations may be disrupted. In addition, the Sarbanes-Oxley Act of 2002 requires us to improve the quality of our systems and procedures.

     To manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

     If necessary, we will spend substantial sums to support our future growth and shift to China and to comply with the reporting and attestation requirements of the Sarbanes-Oxley Act of 2002. We may incur additional unexpected costs. Our systems, procedures or controls may not be adequate to support our operations, and we may be unable to expand quickly enough to exploit potential market opportunities.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 65.1% of our total revenue for the three months ended March 31, 2003 and 56.3% for the three months ended March 31, 2002. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

     On September 11, 2001, the United States was subject to terrorist attacks at the World Trade Center buildings in New York and the Pentagon in Washington D.C., and continues to be on alert for further terrorist activity. In addition, the United States has invaded Iraq and may now be more subject to action by terrorists. The potential near- and long-term impact of these attacks and other terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy, are uncertain. There may be other potential adverse effects on our operating results due to a significant event that we cannot foresee.

Our stock price has been and may continue to be volatile.

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended March 31, 2003, the high and low closing sales prices of our common stock were $1.95 and $0.67, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2003, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $1.9 million.

     The Company incurred a foreign currency transaction exchange gain of $63,000 for the three months ended March 31, 2003, and a loss of $40,000 for the three months ended March 31, 2002.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	March 31,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2003	Rate	(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$18,335	3.80%	$697	$627	$766
Bonds	8,880	1.60%	(142)	(128)	(156)
Capital lease	556	4.20%	(23)	(21)	(26)
Capital lease	2,195	3.60%	(79)	(71)	(87)

			$452	$407	$498

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2003, the minority investments we continue to hold totaled $4.7 million at estimated fair value. In 2000, we recorded a $27.3 million non-cash gain as a result of acquiring Finisar Corporation common stock in connection with Finisar Corporation’s acquisition of Demeter Technologies, a company in which we held warrants to purchase preferred stock. In 2001 and 2002, we recorded a $15.6 million and $10.8 million non-cash loss respectively, as a result of writing down our investment in Finisar Corporation common stock to market value. These gains and losses were included in other expense.

Item 4.   Controls and Procedures

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

     On April 15, 2003, Sumitomo Electric Industries, Ltd., (SEI) filed a complaint in the Tokyo District Court, Civil Division against us and our Japanese distributor alleging patent infringement of two patents held by SEI in Japan. The suit seeks penalties from AXT in the amount of $1.67 million plus interest and court costs and the cessation of AXT’s sales of gallium arsenide substrates in Japan. AXT intends to defend itself vigorously in these lawsuits and continues to sell its products in Japan.

Item 2.   Changes in Securities and Use of Proceeds

None

Item 3.   Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

a.     Exhibits

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 14, 1999)

3.3(3)	Second Amended and Restated Bylaws

4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

10.14(5)	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002

10.15	Reimbursement Agreement between Wells Fargo Bank National Association and us dated March 14, 2003

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.

b.	Reports on Form 8-K

     On March 14, 2003, we filed a report on form 8-K reporting earnings guidance for the three months ended March 31, 2003 as required under Item 9 – Regulation FD Disclosures.

     On April 23, 2003, we filed a report on form 8-K reporting our earnings for the three months ended March 31, 2003 as required under Item 12 – Disclosure of Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 9, 2003	By:	/s/ Morris S. Young

Morris S. Young
Chief Executive Officer

Dated: May 9, 2003	By:	/s/ Donald L. Tatzin

Donald L. Tatzin
Chief Financial Officer

Dated: May 9, 2003	By:	/s/ John Drury

John Drury
Corporate Controller

CERTIFICATION

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

Dated: May 9, 2003	By:	/s/ Morris S. Young

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

Dated: May 9, 2003	By:	/s/ Donald L. Tatzin

Donald L. Tatzin
Chief Financial Officer

EXHIBIT INDEX

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K filed on June 14, 1999)

3.3(3)	Second Amended and Restated Bylaws

4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2(3)	Rights Agreement dated as of March 14, 2003, by and between AXT, Inc. and Computershare Trust Company

10.14(5)	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002

10.15	Reimbursement Agreement between Wells Fargo Bank National Association and us dated March 14, 2003

99.1	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.