Form 10-Q
period 2003-06-30
AXT INC
filed 2003-08-12
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2003

Common Stock, $.001 par value	22,718,984

AXT, INC.

			Page

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	3
		Condensed Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	5
		Notes To Condensed Consolidated Financial Statements	6-14
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-34
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-35
	Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	35-36
	Item 4.	Submission of Matters to a Vote of Security Holders	36
	Item 6.	Exhibits and Reports on Form 8-K	36-37
		Signatures	38
		Exhibits	39-42

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$13,597	$13,797
Short-term investments	11,691	8,205
Accounts receivable	5,608	7,195
Inventories	30,327	37,598
Prepaid expenses and other current assets	2,008	4,002
Income tax receivable	8,147	8,783
Assets held for sale	8,000	5,957

Total current assets	79,378	85,537
Property, plant and equipment	23,743	39,982
Other assets	4,704	5,341
Restricted deposits	9,567	11,150
Long-term investments	2,919	3,657

Total assets	$120,311	$145,667

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$3,398	$4,228
Accrued liabilities	10,885	11,407
Current portion of long-term debt	2,095	965
Current portion of capital lease obligation	2,862	3,562

Total current liabilities	19,240	20,162
Long-term debt, net of current portion	11,674	13,289
Long-term capital lease, net of current portion	3,343	4,847
Other long-term liabilities	1,605	1,712

Total liabilities	35,862	40,010

Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,719 and 22,495 shares issued and outstanding	154,698	154,485
Accumulated deficit	(74,250)	(52,197)
Other comprehensive income (loss)	469	(163)

Total stockholders’ equity	84,449	105,657

Total liabilities and stockholders’ equity	$120,311	$145,667

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	$8,519	$12,897	$17,054	$24,636
Cost of revenue	7,844	11,087	16,106	22,620

Gross profit	675	1,810	948	2,016
Operating expenses:
Selling, general and administrative	2,819	3,441	5,319	7,613
Research and development	368	513	747	1,256
Property, plant and equipment impairment loss	—	14,090	—	14,090

Total operating expenses	3,187	18,044	6,066	22,959

Loss from operations	(2,512)	(16,234)	(5,118)	(20,943)
Interest expense	108	122	223	257
Other (income)/expense, net	1,269	9,208	1,038	8,491

Loss before income tax benefit	(3,889)	(25,564)	(6,379)	(29,691)
Income tax (benefit)	—	(4,590)	—	(6,241)

Loss from continuing operations	(3,889)	(20,974)	(6,379)	(23,450)
Discontinued operations:
Loss from operations	(2,747)	(10,813)	(4,574)	(12,616)
Loss on disposal	(11,100)	—	(11,100)	—
Income tax (benefit)	—	(369)	—	(1,090)

Loss from discontinued operations	(13,847)	(10,444)	(15,674)	(11,526)

Net loss	$(17,736)	$(31,418)	$(22,053)	$(34,976)

Basic loss per share:
Loss from continuing operations	(0.17)	(0.93)	(0.28)	(1.05)
Loss from discontinued operations	(0.61)	(0.47)	(0.69)	(0.51)
Net loss	(0.78)	(1.40)	(0.97)	(1.56)
Diluted loss per share:
Loss from continuing operations	(0.17)	(0.93)	(0.28)	(1.05)
Loss from discontinued operations	(0.61)	(0.47)	(0.69)	(0.51)
Net loss	(0.78)	(1.40)	(0.97)	(1.56)
Shares used in per share calculations:
Basic	22,702	22,437	22,665	22,425
Diluted	22,702	22,437	22,665	22,425

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(22,053)	$(34,976)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	3,456	5,084
Amortization	225	158
Deferred income taxes	—	(3,664)
Income taxes	—	(3,667)
Loss on disposal	11,100	—
Impairment write-down on investments	1,257	8,909
Impairment write-down on property, plant and equipment	—	23,979
(Gain) loss on disposal of property, plant and equipment	(11)	298
Stock based compensation	28	—
Changes in assets and liabilities:
Accounts receivable	11	1,244
Inventories	5,755	3,255
Prepaid expenses	1,487	(2,296)
Other assets	(70)	(109)
Accounts payable	(830)	2,165
Accrued liabilities	(1,272)	(1,577)
Income taxes	636	1,900
Other long-term liabilities	(107)	253

Net cash provided by (used in) operating activities	(388)	956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,704)	(6,016)
Proceeds from sale of property, plant and equipment	5,172	—
Investment in marketable securities	(1,808)	(9,940)
Proceeds from sale of marketable securities	4,700	4,874
Increase in restricted cash	(3,623)	—

Net cash provided by (used in) investing activities	2,737	(11,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	185	510
Capital leases payments	(2,204)	(2,265)
Long-term debt borrowings	—	637
Long-term debt payments	(485)	(1,382)

Net cash used in financing activities	(2,504)	(2,500)
Effect of exchange rate changes	(45)	204

Net increase in cash and cash equivalents	(200)	(12,422)
Cash and cash equivalents at the beginning of the period	13,797	37,538

Cash and cash equivalents at the end of the period	$13,597	$25,116

Non cash activity:
Purchase of PP&E through financing	$—	$295

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002, the condensed consolidated statements of income for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by AXT, Inc. (“AXT” or the “Company”) and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

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

     As a result of the significant revenue declines experienced over the past eight quarters, the Company has taken cost reduction measures and continues to pursue additional alternatives to reduce costs and increase cash flows. At June 30, 2003, the Company had available cash, cash equivalents and liquid short and long-term investments of $26.4 million. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate, and discontinued opto-electronic businesses, will be sufficient to meet working capital expenditure requirements for the next 12 months. However, existing cash and liquid investments could continue to decline during 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

     If the Company’s sales continue to decrease, the ability to generate cash from operations will be adversely affected which could adversely affect its future liquidity, requiring it to use cash at a more rapid rate than expected, and require it to seek additional capital. There can be no assurance that such additional capital will be available or, if available at terms acceptable to the Company.

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period presentation.

Note 2. Discontinued Operations

     On June 24, 2003, the Company’s Board of Directors approved management’s plan to exit the Company’s unprofitable Opto-electronics business. The disposition is a result of continuing operating losses and negative cash flows from the division and significant uncertainty regarding future profitability. The company will cease its manufacturing operations of the opto-electronics division effective August 31, 2003. A minimal operations staff has been retained to facilitate an orderly closure and asset liquidation. The Company expects to dispose of the manufacturing equipment used by this division through private asset sales, a public liquidation sale or both by December 31, 2003. The Company expects to sell real estate assets of the division within one year of the facility’s closure.

     The components of the charge included in the loss on disposal at June 30, 2003 are as follows:

Carrying value of net assets in excess of anticipated net proceeds:
Accounts receivable	$1,576
Inventories	1,517
Prepaid expenses	769
Property, plant and equipment	6,488
Wage and severance accrual	750

Loss on disposal	$11,100

     The Company’s financial statements have been presented to reflect the Opto-electronics division as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue	2,897	6,297	7,019	11,335
Cost of revenue	4,443	5,179	9,119	10,130

Gross profit (loss)	(1,546)	1,118	(2,100)	1,205
Operating expenses:
Selling, general and administrative	750	1,217	1,536	2,247
Research and development	342	582	707	1,192
Impairment costs	—	9,889	—	9,889

Total operating expenses	1,092	11,688	2,243	13,328

Loss from operations	(2,638)	(10,570)	(4,343)	(12,123)
Interest expense	109	243	231	493

Loss before benefit for income taxes and loss on disposal	(2,747)	(10,813)	(4,574)	(12,616)
Income tax (benefit)	—	(369)	—	(1,090)
Loss on disposal	(11,100)	—	(11,100)	—

Net loss	(13,847)	(10,444)	(15,674)	(11,526)

     The carrying value of the assets and liabilities of the discontinued Opto-electronics division included in the consolidated balance sheets are as follows:

	June 30,	December 31,
	2003	2002

Current assets:
Cash	$749	$336
Accounts receivable, net	901	3,224
Inventories	1,030	3,439
Assets held for sale	8,000	—
Other current assets	—	2,482

Total current assets	10,680	9,481
Property, plant and equipment	—	14,854
Other assets	200	200

Total assets	$10,880	$24,535

Current liabilities:
Accounts payable	$663	$1,975
Accrued liabilities	3,222	2,806

Total liabilities	3,885	4,781
Equity	6,995	19,754

Total liabilities and equity	$10,880	$24,535

     Assets held for sale of $8.0 million at June 30, 2003 consist of land and buildings of $3.0 million, and equipment of $5.0 million.

Note 3. Accounting for Stock Options

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

     As required under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Six Months Ended
	June 30,

	2003	2002

Risk free interest rate	2.7%	3.0%
Expected life (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Volatility	114.0%	101.0%

     The weighted average fair value of options as of the date of grant granted during the six months ended June 30, 2003 and 2002 were $1.05 and $8.11 respectively.

     Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net income and net income per share would have been as summarized below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(17,736)	$(31,418)	$(22,053)	$(34,976)
Pro forma option expense	(1,743)	(2,322)	(3,566)	(4,659)

Pro forma net loss	$(19,479)	$(33,740)	$(25,619)	$(39,635)
Net loss per share:
As reported:
Basic	$(0.78)	$(1.40)	$(0.97)	$(1.56)
Diluted	(0.78)	(1.40)	(0.97)	(1.56)
Pro forma net loss:
Basic	$(0.86)	$(1.50)	$(1.13)	$(1.77)
Diluted	(0.86)	(1.50)	(1.13)	(1.77)
Shares used in per share calculations:
Basic	22,702	22,437	22,665	22,425
Diluted	22,702	22,437	22,665	22,425

Note 4. Investments

     The Company classifies its investment securities as available-for-sale as prescribed by Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at June 30, 2003 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$7,964	$7,964	—
Corporate bonds	13,291	13,451	160
Government agency bonds	4,517	4,527	10
Corporate equity securities	1,115	1,796	681

	$26,887	$27,738	$851

Recorded as:
Cash equivalents	$7,964
Short-term investments	11,691
Restricted deposits	5,164
Long-term investments	2,919

	$27,738

Note 5. Inventories

     The components of inventory are summarized below (in thousands):

	June 30,	December 31,
	2003	2002

Inventories:
Raw materials, net	$9,662	$12,396
Work in process, net	14,119	16,651
Finished goods, net	6,546	8,551

	$30,327	$37,598

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(17,736)	$(31,418)	$(22,053)	$(34,976)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(17,780)	$(31,462)	$(22,141)	$(35,064)

Denominator:
Denominator for basic earnings per share — weighted average common shares	22,702	22,437	22,665	22,425
Effect of dilutive securities:
Common stock options	—	—	—	—

Denominator for dilutive earnings per share	22,702	22,437	22,665	22,425

Basic loss per share	$(0.78)	$(1.40)	$(0.98)	$(1.56)
Diluted loss per share	$(0.78)	$(1.40)	$(0.98)	$(1.56)
Options excluded from diluted net income per share as the impact is antidilutive	3,124	2,911	3,231	2,902

Note 7. Comprehensive Loss

     The components of comprehensive loss are summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(17,736)	$(31,418)	$(22,053)	$(34,976)
Foreign currency translation gain (loss)	1	101	(45)	204
Unrealized gain (loss) on available for sale investments	921	1,799	677	(78)

Comprehensive loss	$(16,814)	$(29,518)	$(21,421)	$(34,850)

Note 8. Segment Information

     The Company has two reportable segments: substrates and discontinued opto-electronics.

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Substrates Division
Net revenues from external customers	$8,519	$12,897	$17,054	$24,636
Gross profit	675	1,810	948	2,016
Operating loss	(2,512)	(16,234)	(5,118)	(20,943)
Identifiable assets	109,431	167,478	109,424	167,478
Discontinued Opto-electronics Division
Identifiable assets	$10,880	$38,167	$10,887	$38,167
Total
Net revenues from external customers	$8,519	$12,897	$17,054	$24,636
Gross profit (loss)	675	1,810	948	2,016
Operating loss	(2,512)	(16,234)	(5,118)	(20,943)
Identifiable assets	120,311	205,645	120,311	205,645

     The Company sells its substrates to customers located in the United States and in other parts of the world. In addition, the Company maintains operations in Japan and China. Revenues from continuing operations by geographic location based on the country in which the customer is located were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
United States	$2,013	$7,740	$5,917	$14,818
Europe	1,731	1,387	3,040	2,441
Canada	84	221	107	911
Japan	1,298	520	1,786	971
Taiwan	1,655	1,831	3,144	1,831
Asia Pacific and other	1,738	1,198	3,060	3,664

Consolidated	$8,519	$12,897	$17,054	$24,636

Note 9. Corporate Affiliates

     The Company’s investments in its corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	June 30,	December 31,	Accounting	Ownership
Affiliate	2003	2002	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$787	$773	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	609	614	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	959	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	510	616	Consolidated	88%
Beijing BoYu Manufacturing Co., Ltd.	409	409	Consolidated	70%

     The investment balances for those affiliates accounted for under the equity method are included within “Other assets” in the consolidated balance sheets.

     Undistributed retained earnings relating to the Company’s corporate affiliates was $794,000 at June 30, 2003 and $961,000 at June 30, 2002. Net loss recorded from the Company’s corporate affiliates was $41,000 and $67,000 for the three and six months ended June 30, 2003 respectively. Net income recorded for the Company’s corporate affiliates was $395,000 and $231,000 for the three and six months ended June 30, 2002 respectively.

     The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can supply products generally at lower cost than other suppliers, and each has a market beyond that represented by sales to the Company. At June 30, 2003, the Company had no obligations to make further investments in any of these companies, although it may choose to do so under certain conditions.

Note 10. Commitments and Contingencies

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2003 with a current contract value of $2.8 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $1.4 million are included in accrued liabilities at June 30, 2003. As of June 30, 2003, the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

     In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results or our financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ( FIN 46 ), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Our adoption of FIN No. 46 did not have a material effect on our consolidated financial statements.

     In March 2003, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. The arrangement’s consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The provisions of EITF Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Our adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Our adoption of SFAS No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for an issuer to classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement requires an issuer to classify a financial instrument that meets certain characteristics as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements.

Note 12. Foreign Exchange Contracts and Transaction Gains/Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2003, the Company’s outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $600,000.

     The Company recorded foreign currency transaction exchange gains of $13,000 and $65,000 for the three and six months ended June 30, 2003 respectively, and losses of $84,000 and $43,000 for the three and six months ended June 30, 2002 respectively.

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

Note 14. Subsequent Events

     On August 8, 2003, AXT entered into a non-binding letter of intent with a company to sell certain assets of its discontinued Opto-electronics division. The terms of the agreement include the placement of a deposit by the acquiring company into an escrow account on or before September 13, 2003, to negotiate and execute a definitive asset purchase agreement by August 29, 2003, and to consummate the transaction by no later than September 8, 2003. Although it is the intent of AXT and the purchaser to proceed with the transaction on the basis of the letter of intent, no terms have been agreed to by either party and neither party is legally bound by the letter of intent. The parties have no obligation to consummate the transaction contemplated unless and until the definitive agreement has been executed and delivered.

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

Overview

     We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We currently have two divisions: our substrate division and our discontinued opto-electronics division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell germanium substrates for use in satellite solar cells.

     On June 24, 2003, we announced the discontinuation of our opto-electronics division, which we established as part of our acquisition of Lyte Optronics, Inc. in May 1999. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our statements of income (see Note 2 for details regarding the accounting for discontinued operations). The discontinued opto-electronics division manufactured high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks.

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

Allowance for Doubtful Accounts

     We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables outstanding in excess of 90 days and for foreign receivables outstanding in excess of 120 days. At June 30, 2003, our accounts receivable balance was $5.6 million net of an allowance for doubtful accounts of $7.2 million.

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

Investments

     The Company classifies its investments in marketable securities as available-for-sale securities as prescribed in Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis with the amount of the write down included in other income and expense, net. We recorded an impairment charge of $1.3 million in Q2 of 2003 to write down our investment in two US companies.

Income Taxes

     The Company accounts for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the future income tax benefit represented by the net deferred tax asset will not be realized. At June 30, 2003, a full valuation allowance has been recorded against our net deferred tax asset.

Voluntary Stock option exchange program

     On May 27, 2003, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders, excluding our executive officers and independent directors, had the opportunity to cancel outstanding options with an exercise price in excess of $2.10 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was June 30, 2003. The number of shares of common stock subject to the new options will be equal to 75% of the number subject to the exchanged options. Under the exchange program, options to purchase an aggregate of 738,027 shares of our common stock, representing approximately 48% of the options that were eligible to be tendered in the Offer as of May 27, 2003, were tendered and cancelled. The new options will vest at the same rate as the exchanged options and will have an exercise price equal to the fair market value of our common stock at the new grant date, which is expected to be on or after December 31, 2003. Subject to the terms and conditions of the offer, the Company will grant options to purchase an aggregate of 553,520 shares of our common stock in exchange for such tendered options. We do not expect to incur accounting charges as a result of this stock option exchange program.

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	92.1	86.0	94.4	91.8

Gross profit	7.9	14.0	5.6	8.2
Operating expenses:
Selling, general and administrative	33.1	26.7	31.2	30.9
Research and development	4.3	4.0	4.4	5.1
Property, plan & equipment impairment loss	—	109.3	—	57.2

Total operating expenses	37.4	140.0	35.6	93.2

Loss from operations	(29.5)	(126.0)	(30.0)	(85.0)
Interest expense	1.3	0.9	1.3	1.0
Other (income)/expense, net	14.9	71.4	6.1	34.5

Loss before income tax benefit	(45.7)	(198.3)	(37.4)	(120.5)
Income tax (benefit)	—	(35.6)	—	(25.3)

Loss from continuing operations	(45.7)	(162.7)	(37.4)	(95.2)
Discontinued operations:
Loss from operations	(32.2)	(83.8)	(26.8)	(51.2)
Loss on disposal	(130.3)	—	(65.1)	—
Income tax (benefit)	—	(2.9)	—	(4.4)

Loss on discontinued operations	(162.5)	(80.9)	(91.9)	(46.8)

Net loss	(208.2)%	(243.6)%	(129.3)%	(142.0)%

Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Revenue from continuing operations. Revenue from continuing operations decreased $4.4 million, or 33.9%, to $8.5 million for the three months ended June 30, 2003 compared to $12.9 million for the three months ended June 30, 2002.

     Total GaAs substrate revenue decreased $2.8 million, or 28.2%, to $7.0 million for the three months ended June 30, 2003 compared to $9.8 million for the three months ended June 30, 2002. Sales of 5” and 6” GaAs subtrates decreased $2.6 million, or 77.0%, to $779,000 for the three months ended June 30, 2003 compared to $3.4 million for the three months ended June 30, 2002. InP substrate revenue decreased $1.2 million, or 69.7%, to $503,000 for the three months ended June 30, 2003 compared to $1.7 million for the three months ended June 30, 2002. The decrease in GaAs and InP substrate revenue is due to decreased volume and lower average sales prices as a result of the slowdown in our target markets including telecommunications, high speed electronic devices, and short wavelength lasers.

     International revenue increased to 76.4% of total revenue from continuing operations for the three months ended June 30, 2003 compared to 40.0% of total revenue from continuing operations for the three months ended June 30, 2002. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

     Gross margin. Gross margin decreased to 7.9% of total revenue for the three months ended June 30, 2003 compared to 14.0% of total revenue for the three months ended June 30, 2002. The decrease was primarily due to the decline in total revenue and to a decrease in average sales prices.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $622,000, or 18.1%, to $2.8 million for the three months ended June 30, 2003 compared to $3.4 million for the three months ended June 30, 2002. The decrease in selling, general and administrative expenses is the result of our efforts to adjust costs in line with our current business. As a percentage of total revenue, selling, general and administrative expenses were 33.1% for the three months ended June 30, 2003 compared to 26.7% for the three months ended June 30, 2002.

     Research and development expenses. Research and development expenses decreased $145,000, or 28.3%, to $368,000 for the three months ended June 30, 2003 compared to $513,000 for the three months ended June 30, 2002. As a percentage of total revenue, research and development expenses were 4.3% for the three months ended June 30, 2003 compared to 4.0% for the three months ended June 30, 2002. Although we reduced research and development expenses as part of our effort to reduce costs, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels in future periods. Research and development efforts during the second quarter of 2003 were focused primarily on improving the yield and surface quality of our GaAs substrates.

     Interest expense. Interest expense decreased $14,000, or 11.5%, to $108,000 for the three months ended June 30, 2003 compared to $122,000 for the three months ended June 30, 2002 due to the repayment of debt and a reduction of rates on our variable interest rate debt.

     Other income and expense, net. Other expense decreased $7.9 million, to $1.3 million for the three months ended June 30, 2003 compared to $9.2 million for the three months ended June 30, 2002. Other expense for the three months ended June 30, 2003 includes a $1.3 million charge to write down our investment in two US companies. Other expense for the three months ended June 30, 2002 includes a $9.2 million charge to write down our investment in marketable equity securities.

     Provision for income taxes. Due to our continuing operating losses and uncertainty regarding future profitability, we recorded a full valuation allowance against our net deferred tax assets of $31.2 million in 2002. As a result, our effective tax rate decreased to 0.0% for the three months ended June 30, 2003 compared to 13.6% for the three months ended June 30, 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

     Revenue from continuing operations. Revenue from continuing operations decreased $7.6 million, or 30.8%, to $17.0 million for the six months ended June 30, 2003 compared to $24.6 million for the six months ended June 30, 2002.

     Total GaAs substrate revenue decreased $3.4 million, or 19.5%, to $14.0 million for the six months ended June 30, 2003 compared to $17.4 million for the six months ended June 30, 2002. Sales of 5” and 6” GaAs substrates decreased $2.6 million, or 56.2%, to $2.1 million for the six months ended June 30, 2003 compared to $4.7 million for the six months ended June 30, 2002. InP substrate revenue decreased $3.6 million, or 77.2%, to $1.1 million for the six months ended June 30, 2003 compared to $4.7 million for the six months ended June 30, 2002. The decrease in GaAs and InP substrate revenue was due to decreased volume and lower average sales prices as a result of the slowdown in our target markets including telecommunications, high speed electronic devices, and short wavelength lasers.

     International revenue increased to 65.3% of total revenue from continuing operations for the six months ended June 30, 2003 compared to 39.9% of total revenue from continuing operations for the six months ended June 30, 2002. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

     Gross margin. Gross margin decreased to 5.6% of total revenue for the six months ended June 30, 2003 compared to 8.2% of total revenue for the six months ended June 30, 2002. The decrease was primarily due to the decline in revenue and to a decrease in average selling price.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $2.3 million, or 30.1%, to $5.3 million for the six months ended June 30, 2003 compared to $7.6 million for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses is the result of our efforts to adjust costs in line with our current business. As a percentage of total revenue, selling, general and administrative expenses were 31.2% for the six months ended June 30, 2003 compared to 30.9% for the six months ended June 30, 2002.

     Research and development expenses. Research and development expenses decreased $509,000, or 40.5%, to $747,000 for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002. As a percentage of total revenue, research and development expenses were 4.4% for the six months ended June 30, 2003 compared to 5.1% for the six months ended June 30, 2002. Although we reduced research and development expenses as part of our effort to reduce costs, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels in future periods. Research and development efforts during the first six months of 2003 were focused primarily on improving the yield and surface quality of our GaAs substrates.

     Interest expense. Interest expense decreased $34,000, or 13.2%, to $223,000 for the six months ended June 30, 2003 compared to $257,000 for the six months ended June 30, 2002 due to the repayment of debt and a reduction of rates on our variable interest rate debt.

     Other income and expense, net. Other expense decreased $7.5 million to $1.0 million for the six months ended June 30, 2003 compared to $8.5 million for the six months ended June 30, 2002. Other expense for the six months ended June 30, 2003 includes a $1.3 million charge to write down our investment in two US companies. Other expense for the six months ended June 30, 2002 includes a $9.2 million charge to write down our investment in marketable equity securities.

     Provision for income taxes. Due to our continuing operating losses and uncertainty regarding future profitability, we recorded a full valuation allowance against our net deferred tax assets of $31.2 million in 2002. As a result, our effective tax rate decreased to 0.0% for the six months ended June 30, 2003 compared to 13.6 % for the six months ended June 30, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $200,000 to $13.6 million at June 30, 2003 compared to $13.8 million at December 31, 2002.

     Net cash used in operating activities of $388,000 for the six months ended June 30, 2003 was comprised primarily of our net loss adjusted for non-cash items of $16.1 million, consisting primarily of a loss on disposal from our discontinued opto-electronics division of $11.1 million and depreciation expense of $3.5 million, and by a $5.6 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from decreases in accounts receivable and inventory offset by an increase in prepaid expenses.

     Accounts receivable decreased $1.6 million, or 22.0%, to $5.6 million at June 30, 2003 compared to $7.2 million at December 31, 2002. The decrease includes $1.6 million write-down of opto-electronics accounts receivable through loss on disposal. Inventories decreased $7.3 million, or 19.3% to $30.3 million at June 30, 2003 compared to $37.6 million at December 31, 2002. The decrease in inventory is a result of our continued effort to minimize cash outflows utilizing more effective inventory management policies. The decrease also includes a $1.5 million write-down of opto-electronics inventory through loss on disposal. We expect our inventory to continue to decrease throughout 2003.

     Net cash provided by investing activities of $2.7 million for the six months ended June 30, 2003 includes net proceeds from the sale of property and equipment of $5.2 million and purchases of equipment of $1.7 million. It also includes $4.7 million in purchases of high grade investment securities with maturities of less than two years offset by $1.8 million in sales of these securities, as well as an increase in restricted cash of $3.6 million.

     We do not have any plans to initiate any major new capital spending projects during 2003. We are currently completing certain projects at our China facilities and are continuously constructing minor improvements to our existing production facilities in China and California. We expect to invest an additional $3.1 million in capital projects throughout the remainder of 2003. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

     In February 2003, our Board of Directors authorized the repurchase of up to 2 million shares of our common stock over a one-year period. To date we have not repurchased any shares. If repurchased, repurchased shares will be retired. We expect to sell shares of common stock of Finisar Corporation to fund our stock repurchase program.

     Net cash used in financing activities of $2.5 million for the six months ended June 30, 2003 includes proceeds of $185,000 from the sale of common stock through our employee stock compensation programs, offset by payments of $485,000 on long-term debt and $2.2 million for capital lease payments.

     We generally finance equipment purchases through secured equipment loans and capital leases over four or five-year terms at interest rates ranging from 3.6% to 8.8% per annum. Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.6% at June 30, 2003. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At June 30, 2003, $8.7 million was outstanding under these bonds.

     At June 30, 2002 the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.7 million. The Company has pledged and placed certain investment securities with the trust department of the bank as additional collateral for this facility, for a facility for our workers compensation insurance and for foreign exchange transactions. As a result, $9.6 million of cash and our long-term investments are restricted.

     As a result of the significant revenue declines that we have experienced over the past eight quarters, we have taken cost reduction measures and continue to pursue additional alternatives to reduce our costs and increase our cash flows. At June 30, 2003, we had available cash, cash equivalents and liquid short and long-term investments of $26.4 million. We believe that our existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce our expenditures in support of our substrate and discontinued opto-electronic businesses, will be sufficient to meet our working capital expenditure requirements for the next 12 months. However, our existing cash and liquid investments could continue to decline during 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

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

Risks Related to Our Business

     The discontinuation of our opto-electronics business may fail to result in the benefits we anticipate.

     We may not obtain the benefits we expect as a result of discontinuation of our opto-electronics business, such as greater strategic focus on our core businesses. We may be unable to dispose of the assets used in the opto-

electronics business at a price we anticipate, we may need to retain employees to help shut down the business longer than anticipated, and may be required to record additional expense to cover certain future obligations relating to this business. Our actual costs and expenses to discontinue the operations could be greater or lesser than expected, and if greater, could materially adversely affect our results of operation in future periods.

     The discontinuation could cause us to lose key employees, and divert management attention and resources from our other core businesses, particularly over the next several quarters. In addition, we are shutting down facilities previously devoted largely to the opto-electronics business, and terminating opto-electronics employees. In order to achieve the desired cost savings from the disposition, we will need to incur substantial restructuring costs, including severance costs associated with headcount reductions, and asset write-offs associated with manufacturing and facility closures. We may incur additional costs associated with the discontinued operations, and the dedication of management resources to the sale has distracted and may continue to distract attention from our remaining core businesses. We may incur additional costs associated with these activities, which could materially reduce our short term earnings.

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

     As a supplier to the semiconductor industry, we are subject to the business cycles that characterize the industry-the timing, length and volatility of these cycles are difficult to predict. The semiconductor industry has historically been cyclical because of sudden changes in demand for semiconductors and capacity requirements, including capacity utilizing the latest technology. The rate of changes in demand, including end demand, is accelerating, and the effect of these changes upon us is occurring sooner, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ capital equipment purchases and investments in new technology. These industry cycles create pressure on our net sales, gross margin and net income.

     The semiconductor equipment industry is currently experiencing a continued and prolonged downturn. Management believes that this current downturn may be the most severe decline in history and cannot predict when a recovery will begin or what the industry’s rate of growth will be in such a recovery.

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

The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may adversely impact our manufacturing operations and some of our key suppliers and customers.

     The majority of our substrate manufacturing activities are conducted in China. In addition, we source key raw materials, including gallium, from our joint ventures in China. The SARS outbreak has been most notable in China. One employee at our LED production facility in China contracted SARS in late April prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If other employees contract SARS, we may be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we may not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. None of our substrate competitors is and few of our opto-electronics competitors are as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we may not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Our Inability to Maintain Our Listing on the NASDAQ National Market Will Reduce the Market and Liquidity of our Shares and Damage Our General Reputation.

     In connection with our listing on the Nasdaq National Market we must maintain compliance with several requirements related to the trading price of our stock, our financial condition and our board of directors, among other factors. Our stock has previously traded beneath the $1.00 minimum bid price on the Nasdaq National Market. If our stock price declines below $1.00 for a prolonged period in the future or if we are unable to comply with the other continued listing requirements of Nasdaq, we would be delisted from the Nasdaq National Market, and, if we qualified, would move to the SmallCap listing of Nasdaq. This could reduce the market and liquidity of our shares and consequently the ability of our stockholders to purchase and sell our shares in an orderly manner. Furthermore, our delisting from the Nasdaq National Market could damage our general business reputation and harm our financial condition and operating results. The trading price of our stock has been over $1.00 since April 25, 2003.

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

     Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we faced in the second half of 2001 and continued to face in 2003 is more uncertain than in prior periods, has lasted longer than expected and has materially and adversely affected us and our operating results and may continue to do so. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependant on the market conditions for the wireless, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy may result in further or prolonged decreased revenues. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

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

     Our products are manufactured using complex technologies, and the number of usable substrates we can produce can fluctuate as a result of many factors, including:

•	impurities in the materials used;

•	contamination of the manufacturing environment;

•	substrate breakage;

•	equipment failure, power outages or variations in the manufacturing process; and

•	performance of personnel involved in the manufacturing process.

     Because many of our manufacturing costs are fixed, our revenue could decline if our yields decrease but our costs would change little, if at all. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results, as have quality control problems experienced on our substrate products. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In addition, many of our manufacturing processes are new and are still being refined, which can result in lower yields, particularly as we focus on producing higher diameter substrates and new opto-electronic semiconductor devices.

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

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 30.5% of our total revenue for the three months ended June 30, 2003 and 43.6% for the three months ended June 30, 2002. One customer accounted for 10.6% of our revenue for the three months ended June 30, 2003. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

Defects in our products could diminish demand for our products.

     Our products are complex and may contain defects. In the past we have experienced quality control problems with some of our products, which caused customers to return products to us or reduce orders for our products. If we continue to experience quality control problems, or experience these problems in new products, customers may cancel or reduce orders or purchase products from our competitors. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

     We are also developing new products and product enhancements, including substrates and compound semiconductor device products. If our new products contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

Our substrate products have a long qualification cycle that makes it difficult to plan our expenses and forecast our results.

     Customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. In this difficult economic climate, the average sales cycle for our products has lengthened even further and is expected to continue to make it difficult to accurately forecast our future sales. We anticipate that sales of any future substrate and opto-electronic semiconductor device products under development will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our current substrate and opto-electronic semiconductor device products.

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

     For example, we incurred substantial costs in connection with our acquisition of Lyte Optronics, including the assumption of approximately $10.0 million of debt, much of which has been repaid or renegotiated, resulting in a decline of cash available. We have also incurred consistent operating losses for the business since the acquisition, and have recently discontinued all operations acquired in our acquisition of Lyte Optronics.

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

     Despite our efforts to protect our intellectual property, a third party could develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least two of our competitors have begun to ship GaAs substrates produced using a process similar to our VGF technique. Our competitors may also develop and patent improvements to the VGF technology upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents or trade secrets.

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

Intellectual property infringement claims may be costly to resolve and could divert management attention.

     Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors who in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others, and have recently been sued by two competitors concerning alleged patent infringement. Litigation to determine the validity of alleged claims could be time-consuming and result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. If a lawsuit is decided against us, we could be subject to significant liabilities, requiring us to seek costly licenses or preventing us from manufacturing and selling our products. We may not be able to obtain required licensing agreements on terms acceptable to us or at all.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 76.4% of our total revenue for the three months ended June 30, 2003 and 40.0% for the three months ended June 30, 2002. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

     Currently, an increasing percentage of our sales are to customers headquartered in Asia. Certain manufacturing facilities and suppliers are also located outside the U.S. Managing our global operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor equipment and where AXT anticipates significant opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended June 30, 2003, the high and low closing sales prices of our common stock were $1.65 and $0.68, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2003, our outstanding commitments with respect to the foreign exchange contracts, which were commitments to sell Japanese yen, had a total contract value of approximately $600,000.

     We recorded foreign currency transaction exchange gains of $13,000 and $65,000 for the three and six months ended June 30, 2003 respectively, and losses of $84,000 and $43,000 for the three and six months ended June 30, 2002 respectively.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	June 30,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2003	Rate	(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$13,597	3.80%	$517	$465	$568
Bonds	8,715	1.60%	(139)	(125)	(153)
Capital lease	348	4.20%	(15)	(13)	(16)
Capital lease	2,045	3.60%	(74)	(66)	(81)

			$289	$260	$318

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. On June 30, 2003, we recorded $1.3 million charge to other expense to write down our investment in two US companies. As of June 30, 2003, the minority investments we continue to hold totaled $4.4 million. In 2000, we recorded a $27.3 million non-cash gain as a result of acquiring Finisar Corporation common stock in connection with Finisar Corporation’s acquisition of Demeter Technologies, a company in which we held warrants to purchase preferred stock. In 2001 and 2002, we recorded a $15.6 million and $10.8 million non-cash loss respectively, as a result of writing down our investment in Finisar Corporation common stock to market value. These gains and losses were included in other expense.

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

     On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against us alleging patent infringement. The complaint seeks damages and injunction against infringement. On July 23, 2003, we filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with our prospective business relationships.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     AXT held its annual meeting of stockholders at its headquarters in Fremont, California on June 24, 2003. Of the 22,693,984 shares outstanding as of the record date, 20,512,963 shares were represented by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, AXT’s stockholders voted on the following matters:

(1)	Proposal to elect two class II directors to hold office for a three-year term and until their successors are elected and qualified.

	For	Withheld

Jesse Chen	19,617,363	895,600
Donald Tatzin	19,623,903	889,060

(2)	Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain

20,491,271	13,378	8,314

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

3.3	(3)	Second Amended and Restated Bylaws

4.1	(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2	(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

10.14	(5)	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002

10.15	(6)	Reimbursement Agreement between Wells Fargo Bank National Association and us dated April 7, 2003

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.

(6)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

b.	Reports on Form 8-K

     On May 14, 2003, we filed a report on form 8-K reporting a temporary halt of production of our opto-electronics devices, as required under Item 9 – Regulation FD Disclosures.

     On June 24, 2003, we filed a report on form 8-K reporting the discontinuation of the majority of our opto-electronics production, as required under Item 9 – Regulation FD Disclosures.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 12, 2003	By:	/s/ Morris S. Young

Morris S. Young Chief Executive Officer

Dated: August 12, 2003	By:	/s/ Donald L. Tatzin

Donald L. Tatzin Chief Financial Officer

Dated: August 12, 2003	By:	/s/ John Drury

John Drury Corporate Controller

EXHIBIT INDEX

Exhibits		Description

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

3.3	(3)	Second Amended and Restated Bylaws

4.1	(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2	(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

10.14	(5)	Second Modification to Credit Agreement between U.S. Bank National Association and us dated September 30, 2002

10.15	(6)	Reimbursement Agreement between Wells Fargo Bank National Association and us dated April 7, 2003

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	As filed with the SEC in our Form 8-K on June 14, 1999.

(3)	As filed with the SEC in our Form 8-K on May 30, 2001.

(4)	As filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.

(6)	As filed with the SEC in our Quarterly Report on Form 10-Q for the three months ended March 31, 2003.