Form 10-Q
period 2003-09-30
AXT INC
filed 2003-11-13
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from______to_________
Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

4281 Technology Drive, Fremont, California (Address of principal executive offices)	94538 (Zip code)
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

YES ☒       NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2003

Common Stock, $.001 par value	22,931,338

AXT, INC.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Notes To Condensed Consolidated Financial Statements	6-14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34-35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	36
	Signatures	37
	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except per share data)

	September 30	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$21,486	$13,797
Short-term investments	14,010	8,205
Accounts receivable	4,953	7,195
Inventories	26,095	37,598
Prepaid expenses and other current assets	1,804	4,002
Income tax receivable	72	8,783
Assets held for sale	1,000	5,957

Total current assets	69,420	85,537
Property, plant and equipment	22,730	39,982
Other assets	4,773	5,341
Restricted deposits	9,402	11,150
Long-term investments	2,406	3,657

Total assets	$108,731	$145,667

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$1,899	$4,228
Accrued liabilities	9,483	11,407
Current portion of long-term debt	1,765	965
Current portion of capital lease obligation	—	3,562

Total current liabilities	13,147	20,162
Long-term debt, net of current portion	10,874	13,289
Long-term capital lease, net of current portion	—	4,847
Other long-term liabilities	1,583	1,712

Total liabilities	25,604	40,010

Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 22,931 and 22,495 shares issued and outstanding	154,937	154,485
Accumulated deficit	(76,813)	(52,197)
Other comprehensive income (loss)	1,471	(163)

Total stockholders’ equity	83,127	105,657

Total liabilities and stockholders’ equity	$108,731	$145,667

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenue	$8,529	$11,726	$25,583	$36,362
Cost of revenue	8,029	12,885	24,135	35,505

Gross profit	500	(1,159)	1,448	857
Operating expenses:
Selling, general and administrative	2,654	3,495	7,973	11,108
Research and development	301	486	1,048	1,742
Property, plant and equipment impairment loss	—	542	—	14,632

Total operating expenses	2,955	4,523	9,021	27,482

Loss from operations	(2,455)	(5,682)	(7,573)	(26,625)
Interest expense	145	105	368	362
Other (income)/expense, net	(3)	(308)	1,035	8,183

Loss before income tax benefit	(2,597)	(5,479)	(8,976)	(35,170)
Income tax provision	—	10,673	—	4,433

Loss from continuing operations	(2,597)	(16,152)	(8,976)	(39,603)
Discontinued operations:
Loss from operations	(1,591)	(19,533)	(6,165)	(32,149)
Gain /(loss) on disposal	1,625	—	(9,475)	—
Income tax (benefit)	—	(7,012)	—	(8,103)

Gain /(loss) from discontinued operations	34	(12,521)	(15,640)	(24,046)

Net loss	$(2,563)	$(28,673)	$(24,616)	$(63,649)

Basic and diluted loss per share:
Loss from continuing operations	(0.11)	(0.72)	(0.39)	(1.76)
Loss from discontinued operations	0.00	(0.56)	(0.69)	(1.07)
Net loss	(0.11)	(1.28)	(1.08)	(2.84)
Shares used in per share calculations:
Basic	22,857	22,478	22,727	22,443
Diluted	22,857	22,478	22,727	22,443

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(24,616)	$(63,649)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	4,583	7,498
Amortization	279	299
Deferred income taxes	—	3,259
Loss on disposal	9,475	—
Impairment write-down on investments	—	9,160
Impairment write-down on property, plant and equipment	—	39,086
Non-cash (gain)\loss on marketable equity securities	1,320	(251)
(Gain) loss on disposal of property, plant and equipment	(11)	323
Stock based compensation	28	—
Changes in assets and liabilities:
Accounts receivable	1,576	3,816
Inventories	9,529	5,017
Prepaid expenses	1,988	(2,341)
Other assets	(139)	(125)
Accounts payable	(2,329)	1,959
Accrued liabilities	(4,306)	(3,336)
Income taxes	8,711	(5,031)
Other long-term liabilities	(129)	294

Net cash provided by (used in) operating activities	5,959	(4,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,911)	(10,412)
Proceeds from sale of property, plant and equipment from discontinued opto-electronics business	9,600	—
Proceeds from sale of property located in Fremont, California	5,172
Purchases of marketable securities	(3,305)	(16,366)
Proceeds from sale of marketable securities	5,700	15,570
Increase in restricted cash	(4,012)	—

Net cash provided by (used in) investing activities	11,244	(11,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	424	850
Capital leases payments	(8,409)	(4,620)
Long-term debt borrowings	—	637
Long-term debt payments	(1,615)	(6,699)

Net cash used in financing activities	(9,600)	(9,832)
Effect of exchange rate changes	86	171

Net increase (decrease) in cash and cash equivalents	7,689	(24,891)
Cash and cash equivalents at the beginning of the period	13,797	37,538

Cash and cash equivalents at the end of the period	$21,486	$12,647

Non cash activity:
Purchase of PP&E through financing	$—	$577

See accompanying notes to these unaudited condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002, the condensed consolidated statements of income for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 have been prepared by AXT, Inc. (“AXT” or the “Company”) and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

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

     As a result of the significant revenue declines experienced over the past eight quarters, the Company has taken cost reduction measures and continues to pursue additional alternatives to reduce costs and increase cash flows. At September 30, 2003, the Company had available cash, cash equivalents and liquid short and long-term investments of $35.2 million. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital expenditure requirements for the next 12 months. However, existing cash and liquid investments could decline during the remainder of 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

     If the Company’s sales continue to decrease, the ability to generate cash from operations will be adversely affected which could impact its future liquidity, requiring it to use cash at a more rapid rate than expected, and require it to seek additional capital. There can be no assurance that such additional capital will be available or, if available, on terms acceptable to the Company.

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period presentation.

Note 2. Discontinued Operations

     On June 24, 2003, the Company’s Board of Directors approved management’s plan to exit the Company’s unprofitable opto-electronics business. On September 27, 2003 the Company completed a sale of substantially all of the assets of its opto-electronics business to Lumei-Optoelectronics, Corporation and Dalian Luming Science and Technology Group, Co., Ltd. for the RMB equivalent of $9.6 million. The company retains a building located in Monterey Park, CA, that it expects to sell in 2004. This asset is classified as Held for Sale on the Company’s consolidated balance sheet at September 30, 2003. One million dollars of the sale proceeds will be held in escrow for up to one year and accordingly, has been excluded from the determination of gain/(loss) on disposal.

     The Company recorded a gain on disposal of $1.6 million due to excess proceeds received over net carrying value of assets sold.

     The Company’s financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	227	3,222	7,246	14,557
Cost of revenue	854	5,606	9,973	15,736

Gross profit (loss)	(627)	(2,384)	(2,727)	(1,179)
Operating expenses:
Selling, general and administrative	761	1,498	2,297	3,745
Research and development	107	822	814	2,014
Impairment costs	—	14,565	—	24,454

Total operating expenses	868	16,885	3,111	30,213

Loss from operations	(1,495)	(19,269)	(5,838)	(31,392)
Interest expense	96	264	327	757

Loss before benefit for income taxes and loss on disposal	(1,591)	(19,533)	(6,165)	(32,149)
Income tax (benefit)	—	(7,012)	—	(8,103)
Gain/(loss) on disposal	1,625	—	(9,475)	—

Net income/(loss)	34	(12,521)	(15,640)	(24,046)

     The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows:

	September 30,	December 31,
	2003	2002

Current assets:
Cash	$352	$336
Accounts receivable, net	322	3,224
Inventories	—	3,439
Assets held for sale	1,000	—
Other current assets	—	2,482

Total current assets	1,674	9,481
Property, plant and equipment	—	14,854
Other assets	200	200

Total assets	$1,874	$24,535

Current liabilities:
Accounts payable	$98	$1,975
Accrued liabilities	1,778	2,806

Total liabilities	1,876	4,781
Net assets	(2)	19,754

Total liabilities and net assets	$1,874	$24,535

     Assets held for sale, at managements estimated fair value less costs to sell, totaling $1.0 million at September 30, 2003 consist of a building.

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

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee options. Use of an option valuation model, as required by SFAS 123, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant. Because the Company’s employee options have characteristics significantly different from those of freely traded options, and because changes in the assumptions underlying the option-pricing model can materially affect the Company’s estimate of the fair value of those options, in the Company’s opinion, the existing valuation models, including Black-Scholes, are not reliable single measures and may misstate the fair value of the Company’s employee options.

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Nine Months Ended
	September 30,

	2003	2002

Risk free interest rate	2.7%	3.0%
Expected life (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
Volatility	117.0%	101.0%

     The weighted average fair value of options as of the date of grant granted during the nine months ended September 30, 2003 and 2002 were $1.15 and $7.85 respectively.

     Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net income and net income per share would have been as summarized below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(2,563)	$(28,673)	$(24,616)	$(63,649)
Pro forma option expense	(1,996)	(2,269)	(5,562)	(6,928)

Pro forma net loss	$(4,559)	$(30,942)	$(30,178)	$(70,577)
Net loss per share as reported:
Basic and diluted	$(0.11)	$(1.28)	$(1.08)	$(2.84)
Pro forma net loss:
Basic and diluted	$(0.20)	$(1.38)	$(1.33)	$(3.14)
Shares used in per share calculations:
Basic	22,857	22,478	22,727	22,443
Diluted	22,857	22,478	22,727	22,443

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

Note 5. Investments

     The Company classifies its investment securities as available-for-sale as prescribed by Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. The components of investments at September 30, 2003 are summarized below (in thousands):

		Aggregate	Unrealized
Available for sale	Cost	Fair value	Gain/(loss)

Money market	$8,628	$8,628	—
Corporate bonds	13,748	13,831	83
Government agency bonds	4,503	4,507	4
Corporate equity securities	1,115	2,688	1,573

	$27,994	$29,654	$1,660

Recorded as:
Cash equivalents	$8,628
Short-term investments	14,010
Restricted deposits	4,610
Long-term investments	2,406

	$29,654

Note 6. Inventories

     The components of inventory are summarized below (in thousands):

	September 30,	December 31,
	2003	2002

Inventories:
Raw materials, net	$9,190	$12,396
Work in process, net	12,119	16,651
Finished goods, net	4,786	8,551

	$26,095	$37,598

Note 7. Net Loss Per Share

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

     A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is summarized below (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net loss	$(2,563)	$(28,673)	$(24,616)	$(63,649)
Less: Preferred stock dividends	(44)	(44)	(133)	(133)
Net loss available to common stockholders	$(2,607)	$(28,717)	$(24,749)	$(63,782)

Denominator:
Denominator for basic earnings per share - weighted average common shares	22,857	22,478	22,727	22,443
Effect of dilutive securities:
Common stock options	—	—	—	—

Denominator for dilutive earnings per share	22,857	22,478	22,727	22,443

Basic and diluted net loss per share	$(0.11)	$(1.28)	$(1.09)	$(2.84)
Options excluded from diluted net income per share as the impact is antidilutive	2,361	2,757	2,411	2,845

Note 8. Comprehensive Loss

     The components of comprehensive loss are summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(2,563)	$(28,673)	$(24,616)	$(63,649)
Foreign currency translation gain (loss)	131	(33)	86	171
Unrealized gain (loss) on available for sale investments	871	(1,123)	1,548	(1,201)

Comprehensive loss	$(1,561)	$(29,829)	$(22,982)	$(64,679)

Note 9. Segment Information

     The Company has two reportable segments: substrates and discontinued opto-electronics.

     Selected industry segment information is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Substrates Division
Net revenues from external customers	$8,529	$11,726	$25,583	$36,362
Gross profit	500	(1,159)	1,448	857
Operating loss	(2,455)	(5,682)	(7,573)	(26,625)
Identifiable assets	106,857	138,776	106,857	138,776
Discontinued Opto-electronics Division
Identifiable assets	$1,874	$24,158	$1,874	$24,158
Total
Net revenues from external customers	$8,529	$11,726	$25,583	$36,362
Gross profit (loss)	500	(1,159)	1,448	857
Operating loss	(2,455)	(5,682)	(7,573)	(26,625)
Identifiable assets	108,731	162,934	108,731	162,934

     The Company sells its substrates to customers located in the United States and in other parts of the world. In addition, the Company maintains operations in Japan and China. Revenues from continuing operations by geographic location based on the country in which the customer is located were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
United States	$3,030	$6,232	$8,947	$21,050
Canada	40	71	147	982
Europe	1,621	1,549	4,661	3,990
Japan	1,080	1,299	2,866	2,270
Taiwan	1,405	1,436	4,549	3,267
Asia Pacific and other	1,353	1,139	4,413	4,803

Consolidated	$8,529	$11,726	$25,583	$36,362

Note 10. Corporate Affiliates

     The Company’s investments in its corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	September 30,	December 31,	Accounting	Ownership
Affiliate	2003	2002	Method	Percentage

Xilingol Tongli Ge Co. Ltd.	$794	$773	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	605	614	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	959	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	510	616	Consolidated	88%
Beijing BoYu Manufacturing Co., Ltd.	409	409	Consolidated	70%

     The investment balances for those affiliates accounted for under the equity method are included within “Other assets” in the consolidated balance sheets.

     Undistributed retained earnings relating to the Company’s corporate affiliates were $739,000 at September 30, 2003 and $986,000 at September 30, 2002. Net loss recorded from the Company’s corporate affiliates was $54,000 and $121,000 for the three and nine months ended September 30, 2003 respectively. Net income recorded for the Company’s corporate affiliates was $25,000 and $256,000 for the three and nine months ended September 30, 2002 respectively.

     The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can supply products generally at lower cost than other suppliers, and each has a market beyond that represented by sales to the Company. At September 30, 2003, the Company had no obligations to make further investments in any of these companies, although it may choose to do so under certain conditions.

Note 11. Commitments and Contingencies

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2003 with a current contract value of $2.2 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $1.1 million are included in accrued liabilities at September 30, 2003. As of September 30, 2003, the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

     In the ordinary course of business, the Company is subject to claims and litigation, including claims that it infringes third party patents, trademarks and other intellectual property rights. Although the Company believes that it is unlikely that any current claims or actions will have a material adverse impact on its operating results or financial position, given the uncertainty of litigation, we can not be certain of this. Moreover, the defense of claims or actions against the Company, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

     On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against us alleging patent infringement. The complaint seeks damages and injunction against infringement. On July

23, 2003, we filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with our prospective business relationships. A court hearing is scheduled for late February 2004.

Note 12. Recent Accounting Pronouncements

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

     In January 2003, the FASB issued FASB Interpretation No. 46 ( FIN 46 ), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Our adoption of FIN No. 46 did not have a material effect on our consolidated financial statements.

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

Note 13. Foreign Exchange Contracts and Transaction Gains/Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2003, the Company had no outstanding commitments with respect to foreign exchange contracts.

Note 14. Related Party Transactions

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

     On June 24, 2003, we announced the discontinuation of our opto-electronics division, which we established as part of our acquisition of Lyte Optronics, Inc. in May 1999. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our statements of income (see Note 2 to our consolidated financial statements for details regarding the accounting for discontinued operations). The discontinued opto-electronics division manufactured high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks.

     On September 27, 2003 the Company completed a sale of substantially all of the assets of its opto-electronics business to Lumei-Optoelectronics, Corporation and Dalian Luming Science and Technology Group, Co.,

Ltd. for the RMB equivalent of $9.6 million. The company retains a building located in Monterey Park, CA, that it expects to sell in 2004. This asset is classified as Held for Sale on our consolidated balance sheet at September 30, 2003. One million dollars of the sale proceeds will be held in escrow for up to one year and accordingly, has been excluded from the determination of gain/(loss) on disposal.

     The Company recorded a gain on disposal of $1.6 million due to excess proceeds received over net carrying value of assets sold.

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

Allowance for Doubtful Accounts

     We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables outstanding in excess of 90 days and for foreign receivables outstanding in excess of 120 days. At September 30, 2003, our accounts receivable balance was $5.4 million net of an allowance for doubtful accounts of $5.9 million.

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

Investments

     We classify our investments in marketable securities as available-for-sale securities as prescribed in Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis with the amount of the write down included in other income and expense, net. We recorded an impairment charge of $1.3 million in Q2 of 2003 to write down our investment in two US companies.

Income Taxes

     We account for deferred income taxes using the liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce net deferred tax assets when management estimates, based on available objective evidence, that it is more likely than not that the future income tax benefit represented by the net deferred tax asset will not be realized. At September 30, 2003, a full valuation allowance has been recorded against our net deferred tax asset.

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

Results of Operations

     The following table sets forth certain information relating to our operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	94.1	109.9	94.3	97.6

Gross profit	5.9	(9.9)	5.7	2.4
Operating expenses:
Selling, general and administrative	31.1	29.8	31.2	30.5
Research and development	3.5	4.1	4.1	4.8
Property, plan & equipment impairment loss	—	4.6	—	40.2

Total operating expenses	34.6	38.5	35.3	75.5

Loss from operations	(28.7)	(48.4)	(29.6)	(73.1)
Interest expense	1.7	0.9	1.4	1.0
Other (income)/expense, net	—	(2.6)	4.0	22.5

Loss before income tax benefit	(30.4)	(46.7)	(35.0)	(96.7)
Income tax provision	—	91.0	—	12.2

Loss from continuing operations	(30.4)	(137.7)	(35.0)	(108.9)
Discontinued operations:
Loss from operations	(18.7)	(166.6)	(24.1)	(88.4)
Gain/(loss) on disposal	19.0	—	(37.1)	—
Income tax (benefit)	—	(59.8)	—	(22.3)

Gain/(loss) on discontinued operations	0.3	(106.8)	(61.2)	(66.1)

Net loss	(30.1)%	(244.5)%	(96.2)%	(175.0)%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Revenue from continuing operations. Revenue from continuing operations decreased $3.2 million, or 27.3%, to $8.5 million for the three months ended September 30, 2003 compared to $11.7 million for the three months ended September 30, 2002.

     Total GaAs substrate revenue decreased $2.2 million, or 24.0%, to $6.9 million for the three months ended September 30, 2003 compared to $9.1 million for the three months ended September 30, 2002. Sales of 5” and 6” GaAs subtrates decreased $1.3 million, or 43.0%, to $1.7 million for the three months ended September 30, 2003 compared to $3.0 million for the three months ended September 30, 2002. InP substrate revenue decreased $588,000, or 54.2%, to $496,000 for the three months ended September 30, 2003 compared to $1.1 million for the three months ended September 30, 2002. The decrease in GaAs and InP substrate revenue is due to decreased volume and lower average sales prices as a result of the slowdown in our target markets including telecommunications, high speed electronic devices, and short wavelength lasers, and the introduction of VGF like substrates from our competitors that caused some customers to purchase substrates from our competitors.

     International revenue increased to 64.5% of total revenue from continuing operations for the three months ended September 30, 2003 compared to 46.9% of total revenue from continuing operations for the three months ended September 30, 2002. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

     Gross margin. Gross margin increased to 5.9% of total revenue for the three months ended September 30, 2003 compared to negative 14.0% of total revenue for the three months ended September 30, 2002. The increase was primarily due to reduced costs associated with moving most of our production to China.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $841,000, or 21.4%, to $2.7 million for the three months ended September 30, 2003 compared to $3.5 million for the three months ended September 30, 2002. The decrease in selling, general and administrative expenses is the result of our efforts to adjust costs in line with our current business. As a percentage of total revenue, selling, general and administrative expenses were 31.1% for the three months ended September 30, 2003 compared to 29.8% for the three months ended September 30, 2002.

     Research and development expenses. Research and development expenses decreased $185,000, or 38.1%, to $301,000 for the three months ended September 30, 2003 compared to $486,000 for the three months ended September 30, 2002. As a percentage of total revenue , research and development expenses were 3.5% for the three months ended September 30, 2003 compared to 4.1% for the three months ended September 30, 2002. Although we reduced research and development expenses as part of our effort to adjust costs in line with our current business, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during the third quarter of 2003 were focused primarily on improving the yield and surface quality of our GaAs substrates.

     Interest expense. Interest expense increased $40,000, or 38.1%, to $145,000 for the three months ended September 30, 2003 compared to $105,000 for the three months ended September 30, 2002 due to prepayment penalties incurred in Q3 2003 for paying off all equipment loans.

     Other income and expense, net. Other income decreased $305,000, to $3,000 for the three months ended September 30, 2003 compared to income of $308,000 for the three months ended September 30, 2002.

     Provision for income taxes. Due to our continuing operating losses and uncertainty regarding future profitability, we recorded a full valuation allowance against our net deferred tax assets of $31.2 million in 2002. As a result, our effective tax rate decreased to 0.0% for the three months ended September 30, 2003

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     Revenue from continuing operations. Revenue from continuing operations decreased $10.8 million, or 29.6%, to $25.6 million for the nine months ended September 30, 2003 compared to $36.4 million for the nine months ended September 30, 2002.

     Total GaAs substrate revenue decreased $5.5 million, or 21.1%, to $20.9 million for the nine months ended September 30, 2003 compared to $26.4 million for the nine months ended September 30, 2002. Sales of 5” and 6” GaAs subtrates decreased $3.9 million, or 51.1%, to $3.8 million for the nine months ended September 30, 2003 compared to $7.7 million for the nine months ended September 30, 2002. InP substrate revenue decreased $4.2 million, or 72.9%, to $1.6 million for the nine months ended September 30, 2003 compared to $5.8 million for the nine months ended September 30, 2002. The decrease in GaAs and InP substrate revenue was due to decreased volume and lower average sales prices as a result of the slowdown in our target markets including telecommunications, high speed electronic devices, and short wavelength lasers, and the introduction of VGF like substrates from our competitors that caused some customers to purchase substrates from our competitors.

     International revenue increased to 65.0% of total revenue from continuing operations for the nine months ended September 30, 2003 compared to 42.1% of total revenue from continuing operations for the nine months ended September 30, 2002. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

Gross margin. Gross margin increased to 5.7% of total revenue for the nine months ended September 30, 2003 compared to 2.4% of total revenue for the nine months ended September 30, 2002. The increase was primarily due to reduced costs associated with moving most of our production to China.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $3.1 million, or 28.2%, to $8.0 million for the nine months ended September 30, 2003 compared to $11.1 million for the nine months ended September 30, 2002. The decrease in selling, general and administrative expenses is the result of our efforts to adjust costs in line with our current business. As a percentage of total revenue, selling, general and administrative expenses were 31.2% for the nine months ended September 30, 2003 compared to 30.5% for the nine months ended June 30, 2002.

     Research and development expenses. Research and development expenses decreased $694,000, or 39.8% to $1.1 million for the nine months ended September 30, 2003 compared to $1.8 million for the nine months ended September 30, 2002. As a percentage of total revenue, research and development expenses were 4.1% for the nine months ended September 30, 2003 compared to 4.8% for the nine months ended September 30, 2002. Although we reduced research and development expenses as part of our effort to adjust costs in line with our current business , we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during the first nine months of 2003 were focused primarily on improving the yield and surface quality of our GaAs substrates.

     Interest expense. Interest expense increased $6,000, or 1.7%, to $368,000 for the nine months ended September 30, 2003 compared to $362,000 for the nine months ended September 30, 2002 due to prepayment penalties incurred in Q3 2003 for paying off all equipment loans offset by a reduction of rates on our variable interest rate debt.

     Other income and expense, net. Other expense decreased $7.2 million to $1.0 million for the nine months ended September 30, 2003 compared to $8.2 million for the nine months ended September 30, 2002. Other expense for the nine months ended September 30, 2003 includes a $1.3 million charge to write down our investment in two US companies. Other expense for the nine months ended September 30, 2002 includes a $9.2 million charge to write down our investment in marketable equity securities.

     Provision for income taxes. Due to our continuing operating losses and uncertainty regarding future profitability, we recorded a full valuation allowance against our net deferred tax assets of $31.2 million in 2002. As a result, our effective tax rate decreased to 0.0% for the nine months ended September 30, 2003.

Liquidity and Capital Resources

     Cash and cash equivalents increased $7.7 million to $21.5 million at September 30, 2003 compared to $13.8 million at December 31, 2002.

     Net cash provided by operating activities of $6.0 million for the nine months ended September 30, 2003 was comprised primarily of our net loss adjusted for non-cash items of $15.7 million, consisting primarily of a loss on disposal from our discontinued opto-electronics division of $9.5 million and depreciation expense of $4.6 million, and by a $14.9 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from decreases in accounts receivable, inventory and income tax receivable offset by a decrease in accrued liabilities.

     Accounts receivable decreased $1.8 million, or 24.6%, to $5.4 million at September 30, 2003 compared to $7.2 million at December 31, 2002. The decrease includes $700,000 net write-down of opto-electronics accounts receivable through loss on disposal. Inventories decreased $11.5 million, or 30.6% to $37.6 million at September 30, 2003 compared to $37.6 million at December 31, 2002. The decrease in inventory is a result of our continued effort to minimize cash outflows utilizing more effective inventory management policies. The decrease also includes a $1.4 million net write-down of opto-electronics inventory through loss on disposal, and $600,000 of inventory sold through the asset sale of our discontinued opto electronics division. We expect our inventory to continue to decrease throughout the remainder of 2003.

     Net cash provided by investing activities of $11.2 million for the nine months ended September 30, 2003 includes net proceeds from the sale of property and equipment of $14.8 million and purchases of equipment of $1.9 million. It also includes $3.3 million in purchases of high grade investment securities with maturities of less than two years offset by $5.7 million in sales of these securities, as well as an increase in restricted cash of $4.0 million.

     We do not have any plans to initiate any major new capital spending projects during 2003. We are currently completing certain projects at our China facilities and are continuously constructing minor improvements to our existing production facilities in China and the United States. We expect to invest an additional $400,000 in capital projects throughout the remainder of 2003. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

     In February 2003, our Board of Directors authorized the repurchase of up to 2 million shares of our common stock over a one-year period. To date we have not repurchased any shares. If repurchased, repurchased shares will be retired. We expect to sell shares of common stock of Finisar Corporation to fund our stock repurchase program.

     Net cash used in financing activities of $9.6 million for the nine months ended September 30, 2003 includes proceeds of $424,000 from the sale of common stock through our employee stock compensation programs, offset by payments of $1.6 million on long-term debt and to settle all equipment loans and $8.4 million to settle all capital leases.

     Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.35% at September 30, 2003. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. At September 30, 2003, $8.6 million was outstanding under these bonds.

     At September 30, 2002 the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.6 million. The Company has pledged and placed cash and certain investment securities with the trust department of the bank as additional collateral for this facility. We have also pledged cash for a credit facility for our workers compensation insurance as well as $1 million of the proceeds from the sale of the assets of our discontinued opto-electronics division held in escrow. As a result, $10.4 million of cash and our long-term investments are restricted.

     At September 30, 2003, we had available cash, cash equivalents and liquid short and long-term investments of $35.2 million. We believe that our existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce our expenditures in support of our substrate business, will be sufficient to meet our working capital expenditure requirements for the next 12 months. However, our existing cash and liquid investments could decline during the remainder of 2003 due to a continued or further weakening of the economy or changes in our planned cash outlay.

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

Risks Related to Our Business

The disposal of our opto-electronics business may fail to result in the benefits we anticipate.

     We may not obtain the benefits we expect as a result of discontinuation of our opto-electronics business, such as greater strategic focus on our core businesses. We may be required to return to the buyer some or all of the $1 million held in escrow should the buyer successfully claim that we breached one of the representations or warranties made to it. The buyer may not reimburse us for the limited set of continuing services and leases that we are providing. Our building in Monterey Park may not be sold for the $1 million at which we are carrying it on our balance sheet. We may incur additional costs associated with the discontinued operations which could materially reduce our short term earnings.

We may be required to raise additional capital in the future, which may not be available.

     We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, the extent to which we pursues additional capital expenditures, the level of our production efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital, or, if so required, that such capital will be available on terms acceptable to us, if at all.

     Much of our cash resources are denominated in Chinese reminbi and held in accounts in China and, under some circumstances, may not be easily exchanged for US dollars. The value of our Chinese cash holdings are also subject to changes in the exchange rate between Chinese reminbi and US dollars. If our US dollar commitments exceeded the cash we have available in the United States, we may be unable to access cash held in China to satisfy these commitments.

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

     Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic semiconductor devices, as well as the current and anticipated market demand for such devices and products using such devices. The semiconductor industry is highly cyclical. The industry has in the past, and will likely in the future, experience periods of oversupply that result in significantly reduced demand for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur, our operating results and financial condition are adversely affected, and create pressure on our revenue, gross margins and net income. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced over the past year, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition has resulted, causing pressure on our net sales, gross margin and net income. We have over the past year experienced cancellations, price reductions, delays and push outs of orders, which have resulted in reduced revenues. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders will materially adversely affect our business and results of operations. Although we have taken actions to reduce our costs, if our actions are insufficient to align our structure with prevailing business conditions, we may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

The financial condition of our customers may affect their ability to pay amounts owed to us.

     Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers to pay for products we ship to them within 30 to 90 days after delivery. Subsequent to our shipping a product some customers have been unable to make payments as due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. At least three customers that owed us a significant amount have filed for bankruptcy protection and we are unlikely to receive a substantial portion or any of the amounts owed to us as part of a bankruptcy settlement. Other customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

A reoccurrence of Severe Acute Respiratory Syndrome (SARS) may adversely impact our manufacturing operations and some of our key suppliers and customers

     The majority of our substrate manufacturing activities are conducted in China. In addition, we source key raw materials, including gallium, from our joint ventures in China. The SARS outbreak was most notable in China. One employee at our LED production facility in China contracted SARS in late April prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If there were to be another outbreak of SARS and if our employees contracted the disease, we may be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we may not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable, as it was earlier in 2003. None of our substrate competitors is and few of our opto-electronics competitors are as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we may not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

     We have not over the past year been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 is the largest in our history and our losses have continued during 2003. We have and may continue to experience significant fluctuations in our revenue and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

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

     The lead-time for customer orders is generally less than three months. As a result, our visibility regarding future financial performance is uncertain and we have and may continue to provide investors with financial guidance that we cannot meet. As a result, our operating results could be below the expectations of market analysts or investors, which could also cause our stock price to fall.

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

     We are currently constructing and/or modifying facilities in California and China. Our construction activities subject us to a number of risks, including:

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

     We must manage our inventory of component parts and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, if current costs of production increase or sales prices drop below the standard prices at which we value inventory, we may need to take a charge for a reduction in inventory values. We have in the past had to take inventory valuation and impairment charges. If we are not successfully able to manage our inventory, we may need to write off unsaleable, obsolete or excess inventory, which could adversely affect our results of operations. On October 1, we implemented a new inventory control system that may experience unexpected difficulties as we use it to develop reporting information for the fourth quarter of 2003.

If we do not successfully develop new products to respond to rapidly changing customer requirements, our ability to generate sales and obtain new customers may suffer.

     Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies, our existing products could become obsolete and unmarketable. During the past year, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. If we fail to offer new products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements. Other companies, including IBM, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs-based devices at competitive prices. If these substrate materials or VGF derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

     Some of our competitors have developed a crystal growth technique similar to our VGF technology. Furthermore, some customers have reduced their orders from us until our surface quality is as good and consistent as that offered by competitors. As a result, some customers are now allocating their requirements for VGF grown substrates across more competitors and we believe that we have lost revenue and market share as a result of these customer decisions, which we may be unable to recover. If we are unable to retain our market share, our revenue and performance will decline.

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

     The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger, Hitachi Cable, Japan Energy and Sumitomo Electric and from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as IBM, that are actively developing alternative materials to GaAs and some semiconductor devices are being marketed using these materials. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to be profitable. We face many competitors that have a number of significant advantages over us, particularly in our compound semiconductor device products, including:

•	greater experience in the business;

•	more manufacturing experience;

•	extensive intellectual property;

•	broader name recognition; and

•	significantly greater financial, technical and marketing resources.

     Our competitors could develop new or enhanced products that are more effective than the products that we have developed or may develop.

     The level and intensity of competition has increased over the past year and we expect competition to continue to increase in the future. Competitive pressures caused by the current economic conditions have resulted in reductions in the prices of our products, and continued or increased competition could reduce our market share, require us to further reduce the prices of our products, affect our ability to recover costs or result in reduced gross margins.

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

     Because many of our manufacturing costs are fixed, our revenue could decline if our yields decrease but our costs would change little, if at all. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results, as have quality control problems experienced on our substrate products. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In addition, many of our manufacturing processes are new and are still being refined, which can result in lower yields, particularly as we focus on producing larger diameter substrates.

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

     As a result of current levels of demand and inventory, some of our customers have reduced sales of their products, causing them to reduce purchases of our products for both production and research and development purposes. As a result, our revenues have declined and may fail to recover until the overcapacity has been depleted and demand for our customers’ products once again increases and their expenditures for research and development increase.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

     We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as gallium, arsenic and quartz. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and none of our suppliers guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. We have experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials. We may experience delays due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

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

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 29.7% of our total revenue for the three months ended September 30, 2003 and 35.7% for the three months ended September 30, 2002. One customer accounted for 12.4% of our revenue for the three months ended September 30, 2003. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

Defects in our products could diminish demand for our products.

     Our products are complex and may contain defects. We have experienced quality control problems with some of our products, which caused customers to return products to us, to reduce orders for our products, or both. If we continue to experience quality control problems, or experience these problems in new products, customers may cancel or reduce orders or purchase products from our competitors. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

     We are also developing new substrate products and product enhancements. If our new products contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

Our substrate products have a long qualification cycle that makes it difficult to plan our expenses and forecast our results.

     Customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. In this difficult economic climate, the average sales cycle for our products has lengthened even further and is expected to continue to make it difficult to accurately forecast our future sales. We anticipate that sales of any future substrate products under development will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycle of our current substrate products.

As our business matures, we may need to upgrade our systems.

     In the past, periods of rapid growth and expansion has strained our management and other resources. The expansion of our manufacturing capacity and the shift of manufacturing operations to China placed and continue to place a significant strain on our operations and management resources, and we are in the process of upgrading our inventory control systems and may implement additional systems relating to consolidation of our financial results. If we fail to manage these changes effectively, our operations may be disrupted.

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

     We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. The Company’s liquidity is affected by many factors including, among others, the extent to which the Company pursues additional capital and business acquisition expenditures, the level of the Company’s production efforts, and other factors related to the uncertainties of the industry and global economies.

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

     In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a corporate restructuring beginning in 2001 and reduced our workforce, shifted production activities to China, reduced capital expenditures, and discontinued our opto-electronics business. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee morale and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be very important factors in the sales and production of our products and completion of our research and development efforts.

Any future acquisitions may disrupt our business, dilute stockholder value or distract management attention.

     As part of our strategy, we may consider acquisitions of, or significant investments in, businesses that offer products, services and technologies complementary to ours. Acquisitions entail numerous risks, including:

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

     For example, we incurred substantial costs in connection with our acquisition of Lyte Optronics in May 1999, including the assumption of approximately $10.0 million of debt, which was subsequently repaid, resulting in a decline of cash available. We have also incurred consistent operating losses for the business since the acquisition, and have recently discontinued all operations acquired in our acquisition of Lyte Optronics.

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

     The ongoing operation of our manufacturing and production facilities in California and China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we will not be able to manufacture products for our customers. For example, a natural disaster, fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes would render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes, could also damage our facilities, rendering them inoperable. Some of our manufacturing and research and development is currently performed at our Fremont, California facilities, which are located near an active seismic fault line. If we are unable to operate our facilities and manufacture our products, we will lose customers and revenue and our business will be harmed.

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

     Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 64% of our total revenue for the three months ended September 30, 2003 and 54% for the three months ended September 30, 2002. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

     the United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy are uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potential adverse effects on our operating results due to a significant event that we cannot foresee.

Our stock price has been and may continue to be volatile.

     Our stock price has fluctuated significantly since we began trading on the Nasdaq National Market. For the three months ended September 30, 2003, the high and low closing sales prices of our common stock were $3.12 and $1.20, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency Risk

     We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2003, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	September 30,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2003	Rate	(Expense)	Income/(Expense)	Income/(Expense)

Cash and cash equivalents	$21,486	1.80%	$387	$348	$425
Bonds	8,550	1.35%	(115)	(104)	(127)

			$271	$244	$298

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. On June 30, 2003, we recorded $1.3 million charge to other expense to write down our investment in two US companies. As of September 30, 2003, the minority investments we continue to hold totaled $5.3 million. In 2000, we recorded a $27.3 million non-cash gain as a result of acquiring Finisar Corporation common stock in connection with Finisar Corporation’s acquisition of Demeter Technologies, a company in which we held warrants to purchase preferred stock. In 2001 and 2002, we determined that this investment had suffered a decline in market value that was other than temporary and accordingly recorded a $15.6 million and $10.8 million non-cash loss respectively, as a result of writing down our investment in Finisar Corporation common stock to market value. These gains and losses were included in other expense.

Item 4. Controls and Procedures

(a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)  As required by Rule 13a-15(d), our management, including our principal executive officer and principal finance officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met.

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

     On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against us alleging patent infringement. The complaint seeks damages and injunction against infringement. On July 23, 2003, we filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with our prospective business relationships. A court hearing is scheduled for late February 2004.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	(1)	Restated Certificate of Incorporation

3.2	(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

3.3	(3)	Second Amended and Restated Bylaws

4.1	(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2	(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

10.14	(5)	Second Modification to Credit Agreement between U.S. Bank National Association and AXT, Inc. dated September 30, 2002

10.15	(6)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003

10.16		Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group Co., Ltd and AXT, Inc., and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optoelectronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.

31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibit of the same number filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to the Exhibit number 3.1 filed with our Form 8-K on June 14, 1999.

(3)	Incorporated by reference to the Exhibit number 3.4 filed with our Form 8-K on May 30, 2001.

(4)	Incorporated by reference to the Exhibit of the same number filed with our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the Exhibit of the same number filed with our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.

(6)	Incorporated by reference to the Exhibit of the same number filed with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003.

b.	Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 13, 2003	By:	/s/ Morris S. Young

Morris S. Young
Chief Executive Officer

Dated: November 13, 2003	By:	/s/ Donald L. Tatzin
Donald L. Tatzin
Chief Financial Officer

Dated: November 13, 2003	By:	/s/ John Drury John Drury Corporate Controller

INDEX TO EXHIBITS

Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as filed with the Secretary of State of the state of Delaware on May 27, 1999 (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999)

3.3(3)	Second Amended and Restated Bylaws

4.1(4)	Registration Rights Agreement dated as of May 27, 1999, by and among American Xtal Technology, Inc., Lyte Optronics, Inc. and Keith Halsey and Robert Shih

4.2(3)	Rights Agreement dated as of April 24, 2001, by and between AXT, Inc. and Computershare Trust Company

10.14(5)	Second Modification to Credit Agreement between U.S. Bank National Association and AXT, Inc. dated September 30, 2002

10.15(6)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003

10.16	Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group Co., Ltd and AXT, Inc., and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optoelectronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Exhibit of the same number filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to the Exhibit number 3.1 filed with our Form 8-K on June 14, 1999.

(3)	Incorporated by reference to the Exhibit number 3.4 filed with our Form 8-K on May 30, 2001.

(4)	Incorporated by reference to the Exhibit of the same number filed with our Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Incorporated by reference to the Exhibit of the same number filed with our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2002.

(6)	Incorporated by reference to the Exhibit of the same number filed with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2003.