Form 10-Q
period 2004-03-31
AXT INC
filed 2004-05-24
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 0-24085

AXT, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock, $.001 par value	23,045,003

AXT, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$16,653	$24,339
Short-term investments	18,675	14,669
Accounts receivable, net of allowance of $4,944 and $4,304 as of March 31, 2004 and December 31, 2003, respectively	6,914	6,297
Inventories	22,894	24,083
Prepaid expenses and other current assets	2,019	1,301
Assets held for sale	1,000	1,000

Total current assets	68,155	71,689
Property, plant and equipment	20,861	21,795
Other assets	4,258	4,237
Restricted deposits	9,302	9,302

Total assets	$102,576	$107,023

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$2,893	$2,638
Accrued liabilities	7,956	8,296
Current portion of long-term debt	3,758	3,694

Total current liabilities	14,607	14,628
Long-term debt, net of current portion	7,985	8,842
Other long-term liabilities	1,306	1,255

Total liabilities	23,898	24,725

Stockholders’ equity:
Preferred stock, $.001 par value per share; 2,000 shares authorized; 833 shares issued and outstanding	3,532	3,532
Common stock, $.001 par value per share; 70,000 shares authorized; 23,032 and 22,957 shares issued and outstanding	155,332	155,178
Accumulated deficit	(81,488)	(78,928)
Other comprehensive income	1,302	2,516

Total stockholders’ equity	78,678	82,298

Total liabilities and stockholders’ equity	$102,576	$107,023

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
Revenue	$9,776	$8,536
Cost of revenue	9,243	8,263

Gross profit	533	273
Operating expenses:
Selling, general and administrative	2,770	2,500
Research and development	341	379

Total operating expenses	3,111	2,879

Loss from operations	(2,578)	(2,606)
Interest expense	109	117
Other income, net	(167)	(231)

Loss before income tax	(2,520)	(2,492)
Provision for incomes taxes	40	—

Loss from continuing operations	(2,560)	(2,492)

Loss from discontinued operations	—	(1,825)

Net loss	$(2,560)	$(4,317)

Basic and diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.11)
Loss from discontinued operations	$—	$(0.08)

Net loss	$(0.11)	$(0.19)

Basic and diluted shares used in per share calculations	22,995	22,628

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,560)	$(4,317)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	1,214	1,722
Amortization of marketable securities premium/discount	41	79
Gain on disposal of property, plant and equipment	—	(11)
Changes in assets and liabilities:
Accounts receivable, net	(617)	(752)
Inventories	1,189	3,111
Prepaid expenses	(718)	1,268
Other assets	(21)	(45)
Accounts payable	255	(7)
Accrued liabilities	(340)	(345)
Other long-term liabilities	51	34

Net cash (used in) provided by operating activities	(1,506)	737

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(280)	(917)
Investment in marketable securities	(11,125)	5,872
Proceeds from sale of marketable securities	5,922	(37)

Net cash (used in) provided by investing activities	(5,483)	4,918

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	154	185
Capital leases payments	—	(1,008)
Long-term debt payments	(793)	(248)

Net cash used in financing activities	(639)	(1,071)
Effect of exchange rate changes	(58)	(46)

Net (decrease) increase in cash and cash equivalents	(7,686)	4,538
Cash and cash equivalents at the beginning of the period	24,339	13,797

Cash and cash equivalents at the end of the period	$16,653	$18,335

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

     The accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by AXT, Inc. (“AXT” or the “Company”) and are unaudited. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ materially from those estimates.

     The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

     Revenues from continuing operations have increased. In response to continued net losses, the Company has taken cost reduction measures and continues to pursue additional alternatives to reduce costs and increase cash flows. As of March 31, 2004, the Company had available cash, cash equivalents and liquid short-term investments of $35.3 million, excluding restricted deposits. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital expenditure requirements for the next 12 months. However, existing cash and liquid investments could decline during the remainder of 2004 due to a weakening of the economy, a loss in revenue, or changes in our planned cash outlay.

     If the Company’s sales decrease, the ability to generate cash from operations will be adversely affected which could adversely affect its future liquidity, requiring it to use cash at a more rapid rate than expected and to seek additional capital. There can be no assurance that such additional capital will be available or, if available that it will be at terms acceptable to the Company.

     Certain reclassifications have been made to the prior years consolidated financial statements to conform to current period presentation.

Note 2. Significant Accounting Policies

     Accounting policies are fully described in Note 1 to the notes to the consolidated financial statements included in AXT, Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004, and there have been no material changes.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

Note 3. Discontinued Operations

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

     On September 27, 2003 the Company completed a sale of substantially all of the assets of its opto-electronics business to Lumei Optoelectronics, Corp. and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi equivalent of $9.6 million. Proceeds of $1.0 million will be held in escrow for up to one year and will not be recorded until all claims, if any, are settled. If unclaimed, up to $250,000 of the sale proceeds will be held in escrow for a second year and will not be recorded until all claims, if any, are settled. The Company retains a building located in Monterey Park, CA, that it intends to sell in 2004. This asset has been classified as Held for Sale on the condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003.

     The Company recorded a loss on disposal of $9.5 million during the nine months ended September 30, 2003.

     The Company’s financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows:

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenue	$—	$4,121
Cost of revenue	—	4,675

Gross loss	—	(554)
Operating expenses:
Selling, general and administrative	—	785
Research and development	—	366
Impairment costs	—	—

Total operating expenses	—	1,151

Loss from operations	—	(1,704)
Interest expense	—	121

Loss before benefit for income taxes and loss on disposal	—	(1,825)
Income tax (benefit)	—	—
Loss on disposal	—	—

Net loss	$—	$(1,825)

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

     The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows:

	March 31, 2004	December 31, 2003
	(unaudited)
Current assets:
Cash	$701	$539
Accounts receivable, net	19	250
Assets held for sale	1,000	1,000

Total current assets	1,720	1,789
Other assets	200	200

Total assets	$1,920	$1,989

Current liabilities:
Accounts payable	$—	$43
Accrued liabilities	890	1,232

Total liabilities	890	1,275
Net assets	1,030	714

Total liabilities and net assets	$1,920	$1,989

     Assets held for sale consist of a building and are carried at management’s estimated fair value less costs to sell.

Note 4. Accounting for Stock Options

     The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the strike price of the option) are not included in diluted earnings per share.

     As required under SFAS 123 and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income and net earnings per common share had the Company applied the fair value recognition principles of SFAS 123 to employee stock options have been estimated at the date of grant using the Black-Scholes option-pricing model.

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

\

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended
	March 31,
	2004	2003
Weighted average risk free interest rate	2.8%	3.0%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	92.4%	110.2%

     The weighted average fair value as of the date of grant of options granted during the three months ended March 31, 2004 and 2003 were $3.28 and $1.07, respectively.

     Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net loss and net loss per share would have been as summarized below (in thousands except per share data):

	March 31,
	2004	2003
Net loss :
As reported	$(2,560)	$(4,317)
Pro forma option expense	(593)	(1,904)

Pro forma net loss	$(3,153)	$(6,221)

Net loss per share:
As reported:
Basic and diluted	$(0.11)	$(0.19)

Pro forma net loss :
Basic and diluted	$(0.14)	$(0.27)

     Because additional option grants are expected to be made each quarter, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future quarters.

Note 5. Investments

     The Company classifies its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115 or “SFAS 115,” “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The components of investments as of March 31, 2004 are summarized below (in thousands):

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

		Unrealized	Aggregate
Available for sale	Cost	Gain /(loss)	Fair value
Money market	$13,007	$—	$13,007
Corporate bonds	14,062	14	14,076
Government agency bonds	5,100	4	5,104
Corporate equity securities	1,115	1,421	2,536

	$33,284	$1,439	$34,723

Recorded as :
Cash equivalents	$6,746
Short-term investments	18,675
Restricted deposits	9,302

	$34,723

Note 6. Assets Held for Sale

     Assets held for sale at March 31, 2004 consist of a building located in Monterey Park, California, which is part of the Company’s discontinued opto-electronics division (see Note 3). This building is carried at management’s estimated fair value less costs to sell, totaling $1.0 million as of both March 31, 2004 and December 31, 2003.

Note 7. Inventories

     The components of inventory are summarized below (in thousands):

	March 31,	December 31,
	2004	2003
	(unaudited)
Inventories:
Raw Materials	$5,467	$7,086
Work In Process	16,685	16,027
Finished Goods	742	970

	$22,894	$24,083

Note 8. Net Loss Per Share

     Basic loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

     A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is summarized below (in thousands except per share data):

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Numerator:
Net loss	$(2,560)	$(4,317)
Less : Preferred stock dividends	(44)	(44)

Net loss available to common stockholders	$(2,604)	$(4,361)

Denominator:
Denominator for basic net loss per share - weighted average common shares	22,995	22,628
Effect of dilutive securities:
Common stock options	—	—

Denominator for dilutive net loss per share	22,995	22,628

Basic and diluted net loss per share	$(0.11)	$(0.19)

Options excluded from diluted net loss per share as the impact is antidilutive	547	3,376

Note 9. Comprehensive Loss

     The components of comprehensive loss are summarized below (in thousands):

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Net loss	$(2,560)	$(4,317)
Foreign currency translation loss	(58)	(46)
Unrealized loss on available for sale investments	(1,156)	(244)

Comprehensive loss	$(3,774)	$(4,607)

Note 10. Segment Information

     The Company has one operating segment comprising the design, development, manufacture and distribution of high-performance compound semiconductor substrates. The Company’s operating segment reports to the Interim Chief Executive Officer.

     The Company sells its substrates products in the United States and in other parts of the world, and maintains operations in the United States, Japan and China. Revenues by geographic location based on the country where the customer is located were as follows (in thousands):

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Net revenues:
United States	$2,056	$3,906
Europe	1,416	1,407
Canada	54	23
Japan	1,236	488
Taiwan	3,144	1,489
Asia Pacific and other	1,870	1,223

Consolidated	$9,776	$8,536

Note 11. Corporate Affiliates

     The Company’s investments in its corporate affiliates are summarized below (in thousands):

	Investment	Investment
	Balance	Balance
	March 31,	December 31,	Accounting	Owners hip
Affiliate	2004	2003	Method	Percentage
Xilingol Tongli Ge Co. Ltd.	$810	$822	Equity	25%
Emeis han Jia M ei High Pure Metals Co., Ltd.	601	603	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidated	88%
Beijing BoYu Manufacturing Co., Ltd.	409	409	Consolidated	70%

     The investment balances for those affiliates accounted for under the equity method are included within “Other assets” in the condensed consolidated balance sheets. The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other income, net” on the condensed consolidated statements of operations.

     Undistributed retained earnings relating to the Company’s corporate affiliates was $999,000 as of March 31, 2004 and $835,000 as of March 31, 2003. Net income recorded from the Company’s corporate affiliates was $230,000 for the three months ended March 31, 2004 and net loss recorded was $26,000 for the three months ended March 31, 2003.

     The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can provide products at lower cost than other suppliers, and each has a market beyond that provided by the Company. As of March 31, 2004, the Company had no obligations to make further investments in any of these companies, although it may choose to do so under certain conditions.

Note 12. Commitments and Contingencies

     From time to time the Company is involved in judicial or administrative proceedings concerning matters arising in the ordinary course of our business. The Company does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

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

     On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against the Company alleging patent infringement. The complaint sought damages and injunction against infringement. On July 23, 2003, the Company filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with the Company’s prospective business relationships. The Company reached an agreement with Cree resolving the disputes between us and signed a settlement agreement on March 5, 2004. The resolution of the disputes did not have a material adverse impact on the Company’s consolidated financial position or results of operations. All parties signed a final release regarding all disputes between them on April 15, 2004.

     The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2004 with a current contract value of $1.7 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $889,000 and $994,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the Company has met all of its delivery obligations under these contracts and expects to do so for the remainder of the contract terms.

     We indemnify certain customers for attorney fees and damages and costs awarded against these parties in certain circumstances if our products are found to infringe certain patents and they are sued by the patent holder and awarded damages. There are limits on and exceptions to our potential liability for indemnification relating to intellectual patent infringement claims. We cannot estimate the amount of potential future payments, if any, that we might be required to make as a result of these agreements. To date, we have not paid any claim or been required to defend any action related to our indemnification

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

obligations, and accordingly, we have not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

     The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. As of March 31, 2004 and December 31, 2003, accrued product warranties totaled $135,000 and $0 respectively, and are included in “Accrued liabilities” in the accompanying condensed consolidated balance sheets. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing claims are greater than expected, we may record a charge against cost of sales.

     During the first quarter of 2004, our revenue from continuing operations increased to $9.8 million from $8.5 million in the first quarter of 2003, primarily due to greater sales of GaAs substrates, which benefited from increasing demand from our key end-use markets, read and amber HBLEDs and wireless handsets. Our gross margin also increased to 5.5 percent due to higher yields and a greater share of our production being completed in China.

     We have recently determined that we have not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. We are notifying the affected customers concerning our findings. We have established a reserve based on our best estimate of future returns related to this matter. Although actual returns may differ, we do not believe future claims in the aggregate will be material. One of our customers has cancelled outstanding orders for scheduled future deliveries totaling approximately $352,000. This customer represented approximately 4.5% of our total consolidated revenue for the three months ended March 31, 2004 and 7.3% of our total consolidated revenue for the year ended December 31, 2003. We have recorded a reserve for sale returns of $745,000 and believe this is adequate to cover any product returns related to this matter, however, we are unable to assess the impact that this matter might have, if any, on our future revenues or gross margins. See “Item 4 Controls and Procedures.”

Note 13. Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—continued
(unaudited)

Note 14. Foreign Exchange Contracts and Transaction Gains/Losses

     The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2004, the Company had no outstanding commitments with respect to foreign exchange contracts.

     The Company incurred a foreign currency transaction exchange gain of $63,000 for the three months ended March 31, 2004, and a gain of $49,000 for the three months ended March 31, 2003.

Note 15. Related Party Transactions

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

     The Company entered into an operating lease in July, 2001 for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, the president of our substrate division, is the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to the Company. The Company began leasing this warehouse from the new owner on the date of sale. Mr. Zhang will continue to hold a $3.7 million note on the property through April 2005.

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

     These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the condensed consolidated financial statements included elsewhere in this report.

Overview

     We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. As a result of the discontinuance of our opto-electronics division, and the sale of substantially all of the assets of this business in 2003, we now have one operating segment: our substrate division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We have the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are now trying to re-qualify our germanium substrates with the few existing satellite solar cell system manufacturers.

     Our total revenue from continuing operations was $9.8 million for the first quarter of 2004, $8.5 million for the first quarter of 2003 and $9.1 million for the fourth quarter of 2003. In the first quarter of 2004 we incurred a loss from operations of $2.6 million compared with a loss of $2.6 million for the first quarter of 2003 and $2.0 million for the fourth quarter of 2003.

     On June 24, 2003, we announced the discontinuation of our opto-electronics division, which we established as part of our acquisition of Lyte Optronics, Inc. in May 1999. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our consolidated statements of operations for all periods presented (see Note 3 to our condensed consolidated financial statements for details regarding the accounting for discontinued operations). The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks.

     On September 27, 2003 we completed a sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics, Corp. and Dalian Luming Science and Technology Group, Co., Ltd. for the China Renminbi (RMB) equivalent of $9.6 million. During the first quarter of 2004, $7.8 million was converted to US dollars. The remaining funds were converted in early April, 2004. $1.0 million is maintained in an escrow account for up to one year after the sale date and will not be recorded until all claims, if any, are settled. If unclaimed, up to $250,000 of the sale proceeds will be held in escrow for a second year and will not be recorded until all claims, if any, are settled. We retain a building located in Monterey Park, CA, that we hope to sell in 2004. This asset is classified as Held for Sale on our consolidated balance sheet as of March 31, 2004.

     Our continuing business, primarily sales of our substrate products, is dependant on the semiconductor industry, which is highly cyclical and has historically experienced downturns both as a result of economic changes and of overcapacity. We experienced a growth period that lasted from our initiation of sales in 1990 through the first half of 2001. In the second half of 2001, we experienced a $44.9 million, or 58.5% decrease in revenue compared with the first half as a result of the rapid decline in the mobile and fiber optic telecommunications markets. Together with other industry participants, we experienced lower revenues, slower bookings, push outs and cancellation of orders. As such, we recorded losses in the third and fourth quarters of 2001.

     During the first half of 2002 our revenues grew due to improvements in the wireless market. In the second half of 2002 our revenue fell, however, because the substrate industry was still facing excess capacity that caused prices to decline, and because we experienced a loss of market share after two competitors developed technologies similar to ours. In addition, certain customers selected competitors’ products in order to diversify their supply sources and due to the belief that the competitors’ substrates offered better surface qualities. Full year 2002 revenue declined $63.9 million, or 58.8% compared with 2001. We recorded losses in each quarter of 2002 and incurred impairment charges against fixed assets and inventory due to the decline in demand and prices. In reaction to the economic downturn, we initiated an aggressive effort to reduce substrate manufacturing costs. This included moving much of our substrate manufacturing operations to China, reducing capacity in our Fremont, CA facility and developing and investing in key low-cost raw material sources.

     In 2003, we believe that the wireless communications and HBLED markets grew, but our revenue did not increase until the fourth quarter of 2003 due to continued reductions in prices and the time required to improve our substrate surface quality and regain some lost customers. Revenue for 2003 fell by $10.2 million, or 22.6% compared with 2002. We recorded net losses in each quarter of 2003. During 2003 we continued to shift more of our manufacturing operations to China and reduced our costs incurred in the United States.

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

     During the first quarter of 2004, our revenue from continuing operations increased to $9.8 million from $8.5 million in the first quarter of 2003, primarily due to greater sales of GaAs substrates, which benefited from increasing demand from our key end-use markets, read and amber HBLEDs and wireless handsets. Our gross margin also increased from the first quarter of 2003 to 5.5 percent due to higher yields and a greater share of our production being completed in China, which was partially offset by an additional warranty reserve of $135,000.

     We have recently determined that we have not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. We are notifying the affected customers concerning our findings. We have established a reserve based on our best estimate of future returns related to this matter. Although actual returns may differ, we do not believe future claims in the aggregate will be material. One of our customers has cancelled outstanding orders for scheduled future deliveries totaling approximately $352,000. This customer represented approximately 4.5% of our total consolidated revenue for the three months ended March 31, 2004 and 7.3% of our total consolidated revenue for the year ended December 31, 2003. We have recorded a reserve for sales returns of $745,000 and believe this is adequate to cover any product returns related to this matter, however, we are unable to assess the impact that this matter might have, if any, on our future revenues or gross margins. See “Item 4. Controls and Procedures”.

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

     We believe that the following are our critical accounting policies:

Revenue Recognition

     We recognize revenue upon shipment of products to our customers provided that we have received a signed purchase order, the price is fixed or determinable, title has transferred, collection of resulting receivables is probable, product returns are reasonably estimable, there are no customer acceptance requirements and there are no remaining obligations. We establish a reserve when there is uncertainty regarding customer acceptance. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness. We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. During the first quarter of 2004, we increased our reserve for sales returns by $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments made during the quarter. Except for sales in Japan and some sales in Taiwan, which in both cases are denominated in Japanese yen, we denominate and collect our international sales in U.S. dollars.

Allowance for Doubtful Accounts

     We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. As of March 31, 2004 our accounts receivable balance was $6.9 million, which is net of an allowance for doubtful accounts of $4.9 million.

Warranty Reserve

     We maintain a warranty reserve based upon our claims experience during the prior twelve months. Such costs are accrued at the time revenue is recognized. As of March 31, 2004, accrued product warranties totaled $135,000.

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

Results of Operations

     The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	94.5	96.8

Gross profit	5.5%	3.2%
Operating expenses:
Selling, general and administrative	28.4	29.3
Research and development	3.5	4.4

Total operating expenses	31.9	33.7

Loss from operations	(26.4)	(30.5)
Interest expense	1.1	1.4
Other (income)/expense, net	(1.7)	(2.7)

Loss from continuing operations before provision for income taxes	(25.8)	(29.2)
Provision (benefit) for incomes taxes	(0.4)	—

Loss from continuing operations	(26.2)	(29.2)
Discontinued operations:
Loss from discontinued operations	—	(21.4)

Net loss	(26.2)%	(50.6)%

Three months ended March 31, 2004 compared with three months ended March 31, 2003

     Revenue from continuing operations. Revenue from continuing operations increased $1.2 million, or 14.5%, to $9.8 million for the three months ended March 31, 2004 compared with $8.5 million for the three months ended March 31, 2003.

     Total GaAs substrate revenue increased $1.0 million, or 15.5%, to $8.0 million for the three months ended March 31, 2004 compared with $7.0 million for the three months ended March 31, 2003. Sales of 5” and 6” diameter GaAs substrates were at $1.5 million for the three months ended March 31, 2004 compared with $1.3 million for the three months ended March 31, 2003. InP substrate revenue decreased $48,000, or 8.5%, to $516,000 for the three months ended March 31, 2004 compared with $564,000 for the three months ended March 31, 2003. The increase in GaAs substrate revenue during the past year is due to market growth in the HBLED and wireless handset markets and to our ability to gain share among some Asian customers.

     International revenue increased to 78.4% of total revenue from continuing operations for the three months ended March 31, 2004 compared with 54% of total revenue from continuing operations for the three months ended March 31, 2003. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

     Gross margin. Gross margin increased to 5.5% of total revenue for the three months ended March 31, 2004 compared with 3.2% of total revenue for the three months ended March 31, 2003. The increase was primarily due to a larger sales volume that enabled us to cover more fixed costs as well as reduced costs that we incurred as a result of moving most of our production to China, where we incur lower production costs than in our California operations. The increase was partially offset by an additional warranty reserve of $135,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $2.8 million for the three months ended March 31, 2004 compared with $2.5 million for the three months ended March 31, 2003. The increase is due to an accrual of $300,000 for auditing and Sarbanes-Oxley expenses for 2004. As a percentage of revenue, selling, general and administrative expenses were 28.4% for the three months ended March 31, 2004 compared with 29.3% for the three months ended March 31, 2003.

     Research and development expenses. Research and development expenses decreased $38,000, or 10.0%, to $341,000 for the three months ended March 31, 2004 compared with $379,000 for the three months ended March 31, 2003. As a percentage of total revenue, research and development expenses were 3.5% for the three months ended March 31, 2004 compared with 4.4% for the three months ended March 31, 2003. Although we reduced research and development expenses as part of our effort to adjust costs in line with our current business, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during the first quarter of 2004 were focused primarily on improving the yield and surface quality of our GaAs substrates.

     Interest expense. Interest expense decreased $8,000, or 6.8%, to $109,000 for the three months ended March 31, 2004 compared with $117,000 for the three months ended March 31, 2003. Interest expense includes the prepayment penalty incurred in voluntarily paying off a loan with an outstanding principal balance of $781,000, which we acquired in 1996.

     Other income and expense, net. Other income decreased $64,000, to $167,000 for the three months ended March 31, 2004 compared with income of $231,000 for the three months ended March 31, 2003.

     Provision for income taxes. Due to our continuing operating losses in the United States and uncertainty regarding future profitability, we recorded a full valuation allowance for our US losses against our net deferred tax assets of $31.2 million in 2002. We incurred a tax liability of $40,000 for our overseas businesses for the three months ended March 31, 2004.

Liquidity and Capital Resources

     We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our common stock investment in Finisar Corporation. As of March 31, 2004, our principal sources of liquidity were $35.3 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

     Cash and cash equivalents and short-term investments, excluding $2.5 million and $3.7 million for our investment in Finisar common stock as of March 31, 2004 and December 31, 2003, respectively, decreased $2.5 million to $32.8 million as of March 31, 2004 compared with $35.3 million as of December 31, 2003.

     Cash and cash equivalents decreased $7.7 million to $16.7 as of March 31, 2004 compared with $24.3 million as of December 31, 2003. Short-term investments increased by $4.0 million to $18.7 million as of March 31, 2004 compared with $14.7 million as of December 31, 2003. We converted approximately $7.8 million of the total $9.6 million of Chinese Renminbi from the sale of our opto-electronic assets into United States dollars during the first quarter of 2004 and invested most of that into short-term investments. The remaining funds were converted in early April, 2004.

     Net cash used by operating activities of $1.5 million for the quarter ended March 31, 2004 was comprised primarily of our net loss adjusted for non-cash items which netted to $1,054,000, consisting primarily of depreciation of $1,214,000, and by a $160,000 net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in inventory offset by increases in net accounts receivable and prepaid expenses and increases in accounts payable and decreases in accrued liabilities.

     Net accounts receivable increased by $617,000, or 9.8%, to $6.9 million as of March 31, 2004 compared with $6.3 million as of December 31, 2003. The change reflects higher sales volume particularly to customers in Asia who are generally given longer payment terms.

     Net inventories decreased $1.2 million, or 4.9% to $22.9 million as of March 31, 2004 compared with $24.1 million as of December 31, 2003. The Company adopted a strategy of using inventory to conserve cash. During 2004 we do not expect to maintain the same rate of net inventory decrease as we experienced in 2003.

     Net cash used by investing activities of $5.5 million for the quarter ended March 31, 2004 includes sales of high grade investment securities totaling $5.9 million and a change in the investments providing our restricted cash of $1.4 million, offset by purchases of property and equipment of $280,000 primarily used to transfer production capacity to China for the substrate division, and purchases of high grade investment securities with maturities of less than two years totaling $11.1 million.

     We do not have any plans to initiate any major new capital spending projects through 2004. We are currently completing certain projects at our China facilities and are continuously constructing minor improvements to our existing production facilities in Fremont. We expect to invest approximately $3.0 million in capital projects in 2004. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

     Net cash used in financing activities of $639,000 consisted of proceeds of $154,000 through our employee stock compensation programs, offset by scheduled payments of $793,000 related to long-term borrowings.

     Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.19% at March 31, 2004. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of March 31, 2004, $8.5 million was outstanding under these bonds.

     As of March 31, 2004 the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.5 million. The Company has pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. We have also pledged certain investments for a credit facility for our workers compensation insurance. As a result, $9.3 million of our investments are restricted.

     We currently hold a note payable secured by certain building and land in China totaling $3.3 million as of March 31, 2004. The balance on this note will be due in June and December 2004.

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

     Outstanding contractual obligations as of March 31, 2004 are summarized below (in thousands):

		Operating
	Debt	Leases	Total
2004 (remaining nine months)	$3,758	$1,067	$4,825
2005	420	1,221	1,641
2006	420	901	1,321
2007	420	680	1,100
2008	385	681	1,066
Thereafter	6,340	2,855	9,195

	$11,743	$7,405	$19,148

     We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expense under these operating leases was approximately $352,000 for the quarter ended March 31, 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

Risks Related to Our Business

We may incur claims or other liabilities or obligations related to our failure to follow requirements for testing of products and provision of testing data and information relating to customer requirements. Additionally, customers may cancel or reduce future shipments in response to these failures.

     We have recently determined that we have not followed requirements for testing of products and provision of testing data and information relating to customer requirements. See preceeding “Item 2. Overview” and “Item 4. Controls and Procedures” below. Although we are notifying affected customers concerning our findings, there can be no assurance that we will not incur customer claims or other liabilities or obligations in connection with this matter, nor, if we receive any such claims, that we will not have to restate results from prior periods. In addition, revenue in future periods may be adversely impacted if customers cancel or reduce orders or decide not to continue ordering from us as a result of this disclosure. We have been notified of several cancellations of future orders by customers pending further information regarding enhancements to our product testing and quality control systems. We cannot be sure that we will not receive additional cancellations of orders by other customers, or fail to win expected future orders from customers, as a result of our disclosure of our investigation conclusions.

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

Decreases in average selling prices of our products may reduce gross margins.

     The market for compound semiconductor substrates is characterized by pressures on average selling prices resulting from factors such as increased competition or overcapacity. We may experience price pressures on our products, and if average selling prices decline in the future, our revenues and gross margins could decline. We may be unable to reduce the cost of our products sufficiently to counter the effect of lower selling prices and allow us to keep pace with competitive pricing pressures and our margins could be adversely affected.

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

     To shift more of our substrate manufacturing operations to China successfully, we will need our customers to qualify products manufactured in China. If we are unable to achieve qualifications for these products, our China facility will be underutilized, our investments in China will not be recouped and we will be unable to lower our costs by moving to China. We may lose sales of our products to competitors who are not manufacturing in China, or whose operations in China have already been qualified by customers. All of these events could reduce our revenue but increase our cost structure. In addition, we may shift all of our production to China by the end of 2004, substantially closing our California production. If customers do not fully qualify our China production by the time we cease our California production, we may lose additional customers.

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

     Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers to pay for products we ship to them within 30 to 120 days after delivery. Subsequent to our shipping a product, some customers have been unable to make payments as due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. At least three customers that owed us a significant amount have filed for bankruptcy protection and we are unlikely to receive a substantial portion or any of the amounts owed to us as part of a bankruptcy settlement. Other customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

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

     We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. In March 2001, we settled a claim made by the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California for $200,415, and we have recently been the target of press allegations concerning our environmental compliance programs and exposure of our employees to hazardous materials. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. Existing or future changes in laws or regulations may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

     A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 38.9% of our total revenue for the quarter ended March 31, 2004 and 28.9% for the for the year ended December 31, 2003. One customer accounted for 13.1% of our revenue for the quarter ended March 31, 2004. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

     We anticipate that our existing cash resources will fund any anticipated operating losses, purchases of capital equipment and provide adequate working capital for the next twelve months. Our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our production efforts, and other factors related to the uncertainties of the industry and global economies. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital sooner, or, if so required, that such capital will be available on terms acceptable to us if at all.

We have made and may continue to make strategic investments in raw materials suppliers, which may not be successful and may result in the loss of all or part of our investment.

     Through fiscal 2003, we have recorded minority investments in raw material suppliers in China, that provide us with opportunities to gain supply of key raw materials that are important to our substrate business, and other products at lower cost than other suppliers. These affiliates each have a market beyond that provided by us. As of March 31, 2004, we had no obligations to make further investments in any of these companies, although we may choose to do so under certain conditions. We do not have influence over all of these companies, each of which is located in China, and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

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

     Our success depends upon the continued service of key management and technical personnel. We do not have long-term employment contracts with, or key person life insurance on, any of our key personnel.

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

     Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended March 31, 2004, the high and low closing sales prices of our common stock were $4.58 and $0.67, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2004, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

     Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

			Current	Proforma	Proforma
	Balance	Current	Interest	10% Interest	10% Interest
	March 31,	Interest	Income/	Rate Decline	Rate Increase
Instrument	2004	Rate	(Expense)	Income/(Expense)	Income/(Expense)
Cash and cash equivalents	$16,653	1.00%	$167	$150	$183
Bonds	8,450	1.19%	(101)	(90)	(111)

			$66	$60	$72

Equity Risk

     We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. In 2003, we recorded $2.0 million in charges to other expense to write down our investment in two private US companies. As of March 31, 2004, the minority investments we continue to hold totaled $3.1 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, our Interim Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of March 31, 2004, the end of the period covered by this report. Based upon the evaluation, the Company’s management, our Interim Chief Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective, except as described below relating to certain product testing procedures, as of the end of the period covered by this quarterly report.

     In March 2004, as part of the Company’s implementation of our Code of Business Conduct and Ethics, we learned of certain failures to comply with requirements for product testing and the provision of testing data and information relating to requirements of certain customers. The Audit Committee of the Company’s

Board of Directors conducted an investigation into our product testing practices and procedures, with the assistance of outside counsel.

     The investigation confirmed that certain requirements for product testing and the provision of testing data and information relating to certain customer requirements were not being complied with. We implemented measures to ensure greater operational controls and compliance with customer requirements. As a result of the investigation, the Audit Committee concluded that certain executive management changes should be implemented. Donald L. Tatzin, formerly Chief Financial Officer, has been appointed Interim Chief Executive Officer, Wilson W. Cheung, our Vice President, Corporate Controller, has been promoted to Chief Financial Officer. Morris Young, Ph.D., formerly our Chairman, President and Chief Executive Officer, will be responsible for improving and expanding the Company’s China operation. He will also remain a director. The Board of Directors has also determined to separate the role of Chairman and Chief Executive Officer, and accordingly, Jesse Chen, a current AXT board member, has become Chairman of the Board. In addition, the Audit Committee concluded that additional review of the organization and performance of operations, quality control and product testing would be conducted, resulting in possible additional changes in management and non-management functions. The Audit Committee also instructed management to implement additional training programs for employees involved in production, testing and quality assurance. The Audit Committee believes that these measures will address the issues raised above and provide the necessary operational oversight and assurance that the Company is complying with the requirements for product testing and the provision of testing data and other customer information.

(b) No significant changes in internal controls over financial reporting were made during the quarter ended March 31, 2004, although as described above, we implemented executive management changes, including a change in our Chief Executive Officer and Chief Financial Officer roles, after the end of the quarter, and are implementing operational changes and measures to improve our operational controls over product testing, provision of testing and other customer data and quality assurance.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time the Company is involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. The Company does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on its business, financial condition, cash flows or results of operation.

     On April 15, 2003, Sumitomo Electric Industries, Ltd., (SEI) filed a complaint in the Tokyo District Court, Civil Division against the Company and its Japanese distributor alleging patent infringement of two patents held by SEI in Japan. The suit seeks penalties from AXT in the amount of $1.67 million plus interest and court costs and the cessation of AXT’s sales of gallium arsenide substrates in Japan. AXT intends to defend itself vigorously in these lawsuits and continues to sell its products in Japan.

     On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against the Company alleging patent infringement. The complaint sought damages and injunction against infringement. On July 23, 2003, the Company filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with the Company’s prospective business relationships. The Company reached an agreement with Cree resolving the disputes between us and signed a settlement agreement on March 5, 2004. The resolution of the disputes did not have a material adverse impact on the Company’s consolidated financial position or results of operations. All parties signed a final release regarding all disputes between them on April 15, 2004.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference

3.3(3)	Second Amended and Restated Bylaws

31.1	Certification by Interim Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the SEC with our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)	Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

b. Reports on Form 8-K

     We filed or furnished the following reports on Form 8-K during the quarter ended March 31, 2004:

     1. On February 4, 2004 we filed a report on form 8-K reporting our earnings for the three and twelve months ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 24, 2003	By:	/s/ Donald L. Tatzin

Donald L. Tatzin
Interim Chief Executive Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference

3.3(3)	Second Amended and Restated By Laws

31.1	Certification by Interim Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)	Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)	Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.