Form 10-Q
period 2004-06-30
AXT INC
filed 2004-08-05
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission File Number 000-24085

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2004
Common Stock, $.001 par value	23,046,320

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30, 2004	December 31, 2003
Assets:
Current assets
Cash and cash equivalents	$14,783	$24,339
Short-term investments	19,858	14,669
Accounts receivable, net of allowance of $4,946 and $4,304 as of June 30, 2004 and December 31, 2003, respectively	4,390	6,297
Inventories	21,822	24,083
Prepaid expenses and other current assets	2,572	1,301
Assets held for sale	1,000	1,000
Total current assets	64,425	71,689
Property, plant and equipment	20,968	21,795
Other assets	3,290	4,237
Restricted deposits	8,615	9,302
Total Assets	$97,298	$107,023

Liabilities:
Current liabilities
Current portion of long-term debt	$1,923	$3,694
Accounts payable	2,791	2,638
Accrued liabilities	7,802	8,296
Accrued restructuring	1,040	—
Total current liabilities	13,556	14,628
Long-term debt, net of current portion	7,885	8,842
Other long-term liabilities	1,282	1,255
Total liabilities	22,723	24,725
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 833 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,047 and 22,957 shares issued and outstanding, respectively	155,371	155,178
Accumulated deficit	(85,335)	(78,928)
Accumulated other comprehensive income	1,007	2,516
Total stockholders’ equity	74,575	82,298
Total Liabilities and Stockholders’ Equity	$97,298	$107,023

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$9,524	$8,519	$19,300	$17,054
Cost of revenue	8,695	7,844	17,938	16,106
Gross profit	829	675	1,362	948
Operating expenses:
Selling, general and administrative	3,203	2,819	5,973	5,319
Research and development	350	368	691	747
Restructuring charge	1,077	—	1,077	—
Total operating expenses	4,630	3,187	7,741	6,066
Loss from operations	(3,801)	(2,512)	(6,379)	(5,118)
Interest expense	58	108	167	223
Other expense (income), net	113	1,269	(54)	1,038
Loss before provision for income taxes	(3,972)	(3,889)	(6,492)	(6,379)
Provision for incomes taxes	97	—	137	—
Loss from continuing operations	(4,069)	(3,889)	(6,629)	(6,379)
Discontinued operations:
Gain (loss) from discontinued operations	222	(2,747)	222	(4,574)
Loss from disposal	—	(11,100)	—	(11,100)
Net loss	$(3,847)	$(17,736)	$(6,407)	$(22,053)

Basic and diluted loss per share:
Loss from continuing operations	$(0.18)	$(0.17)	$(0.29)	$(0.28)
Gain (loss) from discontinued operations	0.01	(0.61)	0.01	(0.69)
Net loss	$(0.17)	$(0.78)	$(0.28)	$(0.97)

Basic and diluted shares used in per share calculations	23,045	22,702	23,020	22,665

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,407)	$(22,053)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,437	3,456
Amortization of marketable securities premium/discount	123	225
Non-cash restructuring charge	1,077	—
Loss on disposal	—	11,100
Impairment write-down on investments	—	1,257
Gain on disposal of property, plant and equipment	—	(11)
Stock based compensation	—	28
Changes in assets and liabilities:
Accounts receivable, net	1,907	11
Inventories	2,261	5,755
Prepaid expenses	(1,271)	1,487
Other assets	39	(70)
Accounts payable	153	(830)
Accrued liabilities	(531)	(1272)
Income taxes	—	636
Other long-term liabilities	27	(107)
Net cash used in operating activities	(185)	(388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(702)	(1,704)
Proceeds from sale of property, plant and equipment	—	5,172
Purchases of marketable securities	(20,650)	(1,808)
Proceeds from sale of marketable securities	10,422	4,700
Decrease (increase) in restricted cash	4,151	(3,623)
Net cash (used in) provided by investing activities	(6,779)	2,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	193	185
Capital leases payments	—	(2,204)
Long-term debt payments	(2,728)	(485)
Net cash used in financing activities	(2,535)	(2,504)
Effect of exchange rate changes	(57)	(45)
Net decrease in cash and cash equivalents	(9,556)	(200)
Cash and cash equivalents at the beginning of the period	24,339	13,797
Cash and cash equivalents at the end of the period	$14,783	$13,597

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying interim condensed consolidated financial statements of AXT, Inc. (“AXT” or the “Company”) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 29, 2004 and May 24, 2004, respectively.

Revenues from continuing operations increased in fiscal 2003 compared to fiscal 2002. In response to continued net losses, the Company has taken measures including the continued shifting of production to China to reduce costs and increase cash flows. As of June 30, 2004, the Company had available cash, cash equivalents and liquid short-term investments of $34.6 million, excluding restricted deposits. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital expenditure requirements for the next 12 months. However, existing cash and liquid investments could decline during the remainder of 2004 due to a weakening of the economy, a loss in revenue, or changes in our planned cash outlay.

If the Company’s sales decrease, the ability to generate cash from operations will be adversely affected which could adversely affect its future liquidity, requiring it to use cash at a more rapid rate than expected and to seek additional capital. There can be no assurance that such additional capital will be available or, if available, that it will be at terms acceptable to the Company.

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

On September 27, 2003 the Company completed a sale of substantially all of the assets of its opto-electronics business to Lumei Optoelectronics, Corp. and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi equivalent of $9.6 million. Proceeds of $1.0 million will be held in escrow for up to one year and will not be recorded until all claims, if any, are settled. We expect this escrow to be released, if no claims are made against it, on or about September 28, 2004. Of this $1.0 million escrow, up to $250,000 will be held in escrow for a second year and will not be recorded until all claims, if any, are settled. The Company retains a building located in Monterey Park, CA, that it intends to sell in 2004. This asset has been classified as held for sale on the condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003.

The Company recorded a loss on disposal of $9.5 million during the nine months ended September 30, 2003.  The Company recorded a gain on discontinued operations of $0.2 million during the three and six month periods ended June 30, 2004.

The Company’s financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$—	$2,897	$—	$7,019
Cost of revenue	—	4,443	—	9,119

Gross loss	—	(1,546)	—	(2,100)
Operating expenses:
Selling, general and administrative	(222)	750	(222)	1,536
Research and development	—	342	—	707
Impairment costs	—	—	—	—
Total operating expenses	(222)	1,092	(222)	2,243
Gain (loss) from operations	222	(2,638)	222	(4,343)
Interest expense	—	109	—	231
Gain (loss) before benefit for income taxes and loss on disposal	222	(2,747)	222	(4,574)
Income tax (benefit)	—	—	—	—
Loss on disposal	—	(11,100)	—	(11,100)
Net gain (loss)	$222	$(13,847)	$222	$(15,674)

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows (in thousands):

	June 30, 2004	December 31, 2003
Current assets:
Cash	$560	$539
Accounts receivable, net	19	250
Assets held for sale	1,000	1,000
Total current assets	1,579	1,789
Other assets	200	200
Total assets	$1,779	$1,989
Current liabilities:
Accounts payable	$—	$43
Accrued liabilities	462	1,232
Total liabilities	462	1,275
Net assets	1,317	714
Total liabilities and net assets	$1,779	$1,989

Assets held for sale consist of a building and are carried at management’s estimated fair value less costs to sell.

Note 3. Accounting for Stock Options

The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (SFAS 123) “Accounting for Stock-Based Compensation”. Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., options where the average sales price of our common stock as reported on the Nasdaq National Market during the period is below the exercise price of the option) are not included in diluted earnings per share.

As required under SFAS 123 and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation Transition and Disclosure,” the pro forma effects of stock-based compensation on net income (loss) and net income (loss) per common share had the Company applied the fair value recognition principles of SFAS 123 to employee stock options have been estimated at the date of grant using the Black-Scholes option-pricing model.

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

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Six Months Ended June 30,
	2004	2003
Weighted average risk free interest rate	1.6%	2.7%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	85.3%	114.0%

The weighted average fair value as of the date of grant of options granted during the six months ended June 30, 2004 and 2003 were $1.97 and $1.05, respectively.

Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net loss and net loss per share would have been summarized as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss :
As reported	$(3,847)	$(17,736)	$(6,407)	$(22,053)
Stock-based compensation determined under fair value method	(253)	(1,743)	(846)	(3,566)
Pro forma net loss	$(4,100)	$(19,479)	$(7,253)	$(25,619)
Net loss per share:
As reported:
Basic and diluted	$(0.17)	$(0.78)	$(0.28)	$(0.97)
Pro forma net loss :
Basic and diluted	$(0.18)	$(0.86)	$(0.32)	$(1.13)
Shares used in per share calculation:
Basic and diluted	23,045	22,702	23,020	22,665

Because additional option grants are expected to be made each quarter, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future quarters.

Note 4. Investments

The Company classifies its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115 (SFAS 115) “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The components of investments as of June 30, 2004 are summarized as follows (in thousands):

Available for sale	Cost	Unrealized Gain /(loss)	Aggregate Fair value
Money market	$8,898	$—	$8,898
Corporate bonds	17,103	(67)	17,036
Government agency bonds	5,275	(1)	5,274
Corporate equity securities	1,464	1,210	2,674
	$32,740	$1,142	$33,882
Recorded as :
Cash equivalents	$5,409
Short-term investments	19,858
Restricted deposits	8,615
	$33,882

Note 5. Assets Held for Sale

Assets held for sale at June 30, 2004 consist of a building located in Monterey Park, California, which is part of the Company’s discontinued opto-electronics division (see Note 2). This building is carried at management’s estimated fair value less costs to sell, totaling $1.0 million as of both June 30, 2004 and December 31, 2003.

Note 6. Inventories

The components of inventory are summarized as follows (in thousands):

	June 30, 2004	December 31, 2003
Inventories:
Raw materials	$5,951	$7,086
Work in process	14,724	16,027
Finished goods	1,147	970
	$21,822	$24,083

Note 7. Restructuring Charge

The Company’s restructuring accrual is summarized as follows (in thousands):

For the three month period ended June 30, 2004	Restructuring Accrual as of March 31, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2004
Future lease payments related to abandoned facilities	$—	$690	$—	$690
Workforce reduction	—	387	(37)	350
Total	$—	$1,077	$(37)	$1,040

For the six month period ended June 30, 2004	Restructuring Accrual as of December 31, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2004
Future lease payments related to abandoned facilities	$—	$690	$—	$690
Workforce reduction	—	387	(37)	350
Total	$—	$1,077	$(37)	$1,040

During the three and six month period ended June 30, 2004, the Company recorded a restructuring charge of $1.1 million related to the reduction in force effected in June 2004, and to lease costs associated with facilities located in California that are no longer required to support production.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $0.7 million and workforce reduction of $0.4 million is expected to be paid out through calendar 2004, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

Note 8. Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is summarized as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(3,847)	$(17,736)	$(6,407)	$(22,053)
Less : Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(3,891)	$(17,780)	$(6,496)	$(22,141)
Denominator:
Denominator for basic net loss per share - weighted average common shares	23,045	22,702	23,020	22,665
Effect of dilutive securities:
Common stock options	—	—	—	—
Denominator for dilutive net loss per share	23,045	22,702	23,020	22,665
Basic and diluted net loss per share	$(0.17)	$(0.78)	$(0.28)	$(0.97)
Options excluded from diluted net loss per share as the impact is antidilutive	1,916	3,124	1,916	3,231

Note 9. Comprehensive Loss

The components of comprehensive loss are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss	$(3,847)	$(17,736)	$(6,407)	$(22,053)
Foreign currency translation gain (loss)	1	1	(57)	(45)
Unrealized gain (loss) on available for sale investments	(296)	921	(1,452)	677
Comprehensive loss	$(4,142)	$(16,814)	$(7,916)	$(21,421)

Note 10. Segment Information

The Company has one operating segment comprising the design, development, manufacture and distribution of high-performance compound semiconductor substrates. The Company’s operating segment reports to the Interim Chief Executive Officer.

The Company sells its substrates products in the United States and in other parts of the world, and maintains operations in the United States, Japan and China. Revenues by geographic location based on the country where the customer is located are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues:
United States	$2,142	$2,013	$4,199	$5,917
Europe	2,287	1,731	3,702	3,040
Canada	35	84	89	107
Japan	1,023	1,298	2,259	1,786
Taiwan	2,539	1,655	5,683	3,144
Asia Pacific and other	1,498	1,738	3,368	3,060
Consolidated	$9,524	$8,519	$19,300	$17,054

Note 11. Corporate Affiliates

The Company’s investments in its corporate affiliates are summarized as follows (in thousands):

Affiliate	Investment Balance June 30, 2004	Investment Balance December 31, 2003	Accounting Method	Ownership Percentage
Xilingol Tongli Ge Co. Ltd.	$820	$822	Equity	25%
Emeis han Jia Mei High Pure Metals Co., Ltd.	599	603	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidated	88%
Beijing BoYu Manufacturing Co., Ltd.	409	409	Consolidated	70%

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

Undistributed retained earnings relating to the Company’s corporate affiliates was $1,380,000 as of June 30, 2004 and $794,000 as of June 30, 2003. Net income recorded from the Company’s corporate affiliates were $382,000 and $612,000 for the three month and six month periods ended June 30, 2004, respectively. Net loss recorded from the Company’s corporate affiliates were $41,000 and $67,000 for the three and six month periods ended June 30, 2003, respectively.

The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can provide products at lower cost than other suppliers, and each has a market beyond that provided by the Company. As of June 30, 2004, the Company had no obligations to make further investments in any of these companies, although it may choose to do so under certain conditions.

Note 12. Commitments and Contingencies

From time to time the Company is involved in judicial or administrative proceedings concerning matters arising in the ordinary course of our business. The Company does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On April 15, 2003, Sumitomo Electric Industries, Ltd., (SEI) filed a complaint in the Tokyo District Court, Civil Division against us and our Japanese distributor alleging patent infringement of two patents held by SEI in Japan. The suit seeks penalties from AXT in the amount of $1.67 million plus interest and court costs and the cessation of AXT’s sales of gallium arsenide substrates in Japan. AXT intends to defend itself vigorously in these lawsuits and continues to sell its products in Japan. Both parties have completed submitting arguments and evidence in litigation in Japan. The Company retains all of its options which include appealing any court decision and launching an effort to have Sumitomo’s patent invalidated in Japan.

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

The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2004 with a current contract value of $1.0 million. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $793,000 and $994,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003. As of June 30, 2004, the Company has met all of its current delivery obligations under these contracts and expects to continue to meet delivery requirements during the remainder of the contract terms.

The Company indemnifies certain customers for attorney fees and damages and costs awarded against these parties in certain circumstances if its products are found to infringe certain patents and they are sued by the patent holder and awarded damages. There are limits on and exceptions to its potential liability for indemnification relating to intellectual patent infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any claim or been required to defend any action related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for such indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. As of June 30, 2004 and December 31, 2003, accrued product warranties totaled $135,000 and $0 respectively, and are included in “accrued liabilities” in the accompanying condensed consolidated balance sheets. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing claims are greater than expected, we may record a charge against cost of sales.

The following table reconciles changes in the Company’s accrued product warranties which is included in accrued liabilities for the three and six month periods ended June 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Beginning accrued warranty and related costs	$135	$—	$—	$—
Charged to cost of revenue	—	—	135	—
Actual warranty expenditures	—	—	—	—
Ending accrued warranty and related costs	$135	$—	$135	$—

In April 2004, the Company determined that it had not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. Since April 2004, the Company has continued to notify the affected customers concerning its findings. The Company has established a reserve based on its best estimate of future returns related to this matter. Although actual returns may differ, the Company does not believe future claims in the aggregate will be material. One of the customers has cancelled outstanding orders for scheduled future deliveries totaling approximately $352,000. This customer represented approximately 2.8% of the Company’s total consolidated revenue for the three month period ended June 30, 2004 and 3.7% of the Company’s total consolidated revenue for the six month period ended June 30, 2004. The Company has recorded a reserve for sale returns of $745,000 and believes this is adequate to cover any product returns related to this matter, however, the Company is unable to assess the impact that this matter might have, if any, on our future revenues or gross margins. Approximately $125,000 of the $745,000 sales returns reserve has been utilized in July 2004.  Refer to “Item 4 Controls and Procedures” for further information.

Note 13. Foreign Exchange Contracts and Transaction Gains/Losses

The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2004, the Company had no outstanding commitments with respect to foreign exchange contracts.

The Company incurred foreign currency transaction exchange losses of $(75,000) and $(11,000) for the three and six month periods ended June 30, 2004, respectively, and foreign currency transaction exchange gains of $13,000 and $65,000 for the three and six month periods ended June 30, 2003, respectively.

Note 14. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board  (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s results of operations or financial position.

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

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. As a result of the discontinuance of our opto-electronics division, and the sale of substantially all of the assets of this business in 2003, we now have one operating segment: our substrate division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We have the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are now trying to requalify our germanium substrates with the few existing satellite solar cell system manufacturers.

Our total revenue from continuing operations was $9.5 million for the second quarter of 2004, $8.5 million for the second quarter of 2003 and $9.8 million for the first quarter of 2004. In the second quarter of 2004 we incurred a loss from continuing operations of $4.1 million compared with a loss of $3.9 million for the second quarter of 2003 and a loss of $2.6 million for the first quarter of 2004.

On June 24, 2003, we announced the discontinuation of our opto-electronics division, which we established as part of our acquisition of Lyte Optronics, Inc. in May 1999. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our consolidated statements of operations for all periods presented (see Note 3 of the notes to our condensed consolidated financial statements for details regarding the accounting for discontinued operations). The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks.

On September 27, 2003 we completed a sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics, Corp. and Dalian Luming Science and Technology Group, Co., Ltd. for the China Renminbi (RMB) equivalent of $9.6 million. During the first quarter of 2004, $7.8 million was converted to US dollars. The remaining funds were converted to US dollars in early April 2004. $1.0 million of the sales proceeds is maintained in an escrow account for up to one year after the sale date and will not be recorded until all claims made against the escrow, if any, are settled. We expect this escrow to be released, if no claims are made against it, on or about September 28, 2004. Of this $1.0 million escrow, up to $250,000 will be held in escrow for a second year and will not be recorded until all claims made against the escrow, if any, are settled. We retain a building located in Monterey Park, CA, that we intend to sell in 2004. This asset is classified as held for sale on our condensed consolidated balance sheets as of December 31, 2003 and June 30, 2004.

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

During the first half of 2004, our revenue increased compared with the fourth quarter of 2003, primarily as a result of increased demand for HBLEDs. We recorded net losses in the first two quarters of 2004. During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China.

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

In April 2004, we determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. We have notified the affected customers concerning our findings. We have established a reserve based on our best estimate of future returns related to this matter. Although actual returns may differ, we do not believe future claims in the aggregate will be material. One of our customers has cancelled outstanding orders for scheduled future deliveries totaling approximately $352,000. This customer represented approximately 2.8% of our total consolidated revenue for the three month period ended June 30, 2004 and 3.7% of our total consolidated revenue for the six month period ended June 30, 2004. We have recorded a reserve for sales returns of $745,000 and believe this is adequate to cover any product returns related to this matter, however, we are unable to assess the impact that this matter might have, if any, on our future revenues or gross margins. Approximately $125,000 of the $745,000 sales returns reserve has been utilized in July 2004.  See “Item 4. Controls and Procedures” for further information.

In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down the remaining manufacturing facilities in the US.  This charge is comprised of costs related to the reduction in force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. See Note 8 of the notes to our condensed consolidated financial statements for further details.

For the second quarter of 2004, our revenue from continuing operations increased to $9.5 million from $8.5 million in the second quarter of 2003, primarily due to greater sales of GaAs substrates, which benefited from increasing demand from our key end-use markets, red and amber HBLEDs and wireless handsets. Our gross margin also increased from the second quarter of 2003 to 8.7 percent due to higher yields and a greater share of our production being completed in China.

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

Allowance for Doubtful Accounts

We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. As of June 30, 2004 our accounts receivable balance was $4.4 million, which is net of an allowance for doubtful accounts of $4.9 million.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Such costs are accrued at the time revenue is recognized. As of June 30, 2004, accrued product warranties totaled $135,000.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and we provide a valuation allowance for certain inventories based upon the age and quality of the product. Competitive delivery times are frequently less than the time required for us to manufacture a product, requiring us to build some work-in-process inventories in anticipation of orders. If orders are not obtained for the products built, the products will ultimately be deemed obsolete and we will establish a reserve for their value. We also review our inventory to ensure costs can be realized upon ultimate sale to our customers. If we determine that the value of any items in ending inventory exceeds the sales value less any related selling costs, a reserve is established for the difference.

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

Results of Operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	91.3	92.1	92.9	94.4
Gross profit	8.7%	7.9%	7.1%	5.6%
Operating expenses:
Selling, general and administrative	33.6	33.1	30.9	31.2
Research and development	3.7	4.3	3.6	4.4
Restructuring charge	11.3	—	5.6	—
Total operating expenses	48.6	37.4	40.1	35.6
Loss from operations	(39.9)	(29.5)	(33.0)	(30.0)
Interest expense	(0.6)	1.3	(0.9)	1.3
Other (expense) income, net	(1.2)	14.9	0.3	6.1
Loss before provision for income taxes	(41.7)	(45.7)	(33.6)	(37.4)
Provision for incomes taxes	(1.0)	—	(0 .7)	—
Loss from continuing operations	(42.7)	(45.7)	(34.3)	(37.4)
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	2.3	(162.5)	1.1	(91.9)
Gain (loss) from disposal	—	—	—	—
Net loss	(40.4)%	(208.2)%	(33.2)%	(129.3)%

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Revenue from continuing operations. Revenue from continuing operations increased $1.0 million, or 11.8%, to $9.5 million for the three months ended June 30, 2004 compared with $8.5 million for the three months ended June 30, 2003.

Total GaAs substrate revenue increased $0.5 million, or 6.5%, to $7.5 million for the three months ended June 30, 2004 compared with $7.0 million for the three months ended June 30, 2003. Sales of 5” and 6” diameter GaAs substrates were $1.3 million for the three months ended June 30, 2004 compared with $0.8 million for the three months ended June 30, 2003. InP substrate revenue increased $30,000, or 6.0%, to $533,000 for the three months ended June 30, 2004 compared with $503,000 for the three months ended June 30, 2003. The increase in GaAs substrate revenue during the past year is due to market growth in the HBLED and wireless handset markets and to our ability to gain share among some Asian customers.

International revenue increased to 77.1% of total revenue from continuing operations for the three months ended June 30, 2004 compared with 76.4% of total revenue from continuing operations for the three months ended June 30, 2003. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

Gross margin. Gross margin increased to 8.7% of total revenue for the three months ended June 30, 2004 compared with 7.9% of total revenue for the three months ended June 30, 2003. The increase was primarily due to a larger sales volume that enabled us to cover more fixed costs as well as reduced costs that we incurred as a result of moving most of our production to China, where we incur lower production costs than in our California operations.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $3.2 million for the three months ended June 30, 2004 compared with $2.8 million for the three months ended June 30, 2003. The increase is due to an additional accrual of $350,000 for legal fees related to an investigation by our Audit Committee into product testing and compliance practices in second quarter of  2004. As a percentage of revenue, selling, general and administrative expenses were 33.6% for the three months ended June 30, 2004 compared with 33.1% for the three months ended June 30, 2003.

Research and development expenses. Research and development expenses decreased $18,000, or 4.9%, to $350,000 for the three months ended June 30, 2004 compared with $368,000 for the three months ended June 30, 2003. As a percentage of total revenue, research and development expenses were 3.7% for the three months ended June 30, 2004 compared with 4.3% for the three months ended June 30, 2003. Although we reduced research and development expenses as part of our effort to adjust costs in line with our current business, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during the first quarter of 2004 were focused primarily on improving the yield and surface quality of our GaAs substrates.

Interest expense. Interest expense decreased $50,000, or 46.3%, to $58,000 for the three months ended June 30, 2004 compared with $108,000 for the three months ended June 30, 2003. Interest expense decreased due to lower debt levels as we continue to pay down our debt.

Other income and expense, net. Other expense decreased $1.2 million to $113,000 for the three months ended June 30, 2004 compared with other expense of $1.3 million for the three months ended June 30, 2003. The decrease was mainly due to an impairment charge in 2003 related to a non-consolidated subsidiary for $1.3 million.

Provision for income taxes. Due to our continuing operating losses in the United States and uncertainty regarding future profitability, we recorded a full valuation allowance for our US losses against our net deferred tax assets of $34.6 million in 2003. We incurred a tax liability of $97,000 for our overseas businesses for the three months ended June 30, 2004.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Revenue from continuing operations. Revenue from continuing operations increased  $2.2 million, or 13.2%, to $19.3 million for the six months ended June 30, 2004 compared with $17.1 million for the six months ended June 30, 2003.

Total GaAs substrate revenue increased $1.5 million, or 11.0%, to $15.5 million for the six months ended June 30, 2004 compared with $14.0 million for the six months ended June 30, 2003. Sales of 5” and 6” diameter GaAs substrates were $2.8 million for the six months ended June 30, 2004 compared with $2.1 million for the six months ended June 30, 2003. InP substrate revenue decreased $18,000, or 1.7%, to $1.1 million for the six months ended June 30, 2004 compared with $1.1 million for the six months ended June 30, 2003. The increase in GaAs substrate revenue during the past year is due to market expansion in the HBLED and wireless handset markets and to our ability to gain share among Asian customers.

International revenue increased to 77.8% of total revenue from continuing operations for the six months ended June 30, 2004 compared with 64.6% of total revenue from continuing operations for the six months ended June 30, 2003. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

Gross margin. Gross margin increased to 7.1% of total revenue for the six months ended June 30, 2004 compared with 5.6% of total revenue for the six months ended June 30, 2003. The increase was primarily due to a larger sales volume that enabled us to cover more fixed costs as well as reduced costs that we incurred as a result of moving most of our production to China, where we incur lower production costs than in our California operations.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $6.0 million for the six months ended June 30, 2004 compared with $5.3 million for the six months ended June 30, 2003. The increase is due to an additional accrual of $350,000 for legal fees related to the investigation by our Audit Committee into product testing and compliance practices in second quarter of 2004, and $300,000 for auditing and Sarbanes-Oxley related expenses for 2004. As a percentage of revenue, selling, general and administrative expenses were 30.9% for the six months ended June 30, 2004 compared with 31.2% for the six months ended June 30, 2003.

Research and development expenses. Research and development expenses decreased $56,000, or 7.5%, to $691,000 for the six months ended June 30, 2004 compared with $747,000 for the six months ended June 30, 2003. As a percentage of total revenue, research and development expenses were 3.6% for the six months ended June 30, 2004 compared with 4.4% for the six months ended June 30, 2003. Although we reduced research and development expenses as part of our effort to adjust costs in line with our current business, we believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during the first quarter of 2004 were focused primarily on improving the yield and surface quality of our GaAs substrates.

Interest expense. Interest expense decreased $56,000, or 25.1%, to $167,000 for the six months ended June 30, 2004 compared with $223,000 for the six months ended June 30, 2003. Interest expense includes a prepayment penalty incurred by voluntarily repaying off a loan before it was due with an outstanding principal balance of $781,000, which we acquired in 1996.  Interest expense decreased due to lower debt levels as we continue to pay down our debt.

Other income and expense, net. Other income increased $1.1 million to $54,000 for the six months ended June 30, 2004 compared with other expense of $1.0 million for the six months ended June 30, 2003. The increase was mainly due to an impairment charge in 2003 related to a non-consolidated subsidiary for $1.3 million.

Provision for income taxes. Due to our continuing operating losses in the United States and uncertainty regarding future profitability, we recorded a full valuation allowance for our US losses against our net deferred tax assets of $34.6 million in 2003. We incurred a tax liability of $137,000 for our overseas businesses for the six months ended June 30, 2004.

Liquidity and Capital Resources

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our common stock investment in Finisar Corporation. As of June 30, 2004, our principal sources of liquidity were $34.6 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments, excluding $2.3 million and $3.7 million for our investment in Finisar common stock as of June 30, 2004 and December 31, 2003, respectively, decreased $3.0 million to $32.3 million as of June 30, 2004 compared with $35.3 million as of December 31, 2003.

Cash and cash equivalents decreased $9.6 million to $14.8 million as of June 30, 2004 compared with $24.3 million as of December 31, 2003. Short-term investments increased by $5.2 million to $19.9 million as of June 30, 2004 compared with $14.7 million as of December 31, 2003. We converted approximately $7.8 million of the total $9.6 million of Chinese Renminbi from the sale of our opto-electronic assets into United States dollars during the first quarter of 2004 and invested most of that into short-term investments. The remaining funds were converted in early April 2004.

Net cash used by operating activities of $185,000 for the six month period ended June 30, 2004 was comprised primarily of our net loss adjusted for non-cash items which netted to $2.8 million, consisting primarily of depreciation of $2.4 million, and by a $2.6 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in accounts receivable and inventory partially offset by an increase in prepaid expenses and a decrease in accrued liabilities.

Net accounts receivable decreased by $1.9 million, or 30.3%, to $4.4 million as of June 30, 2004 compared with $6.3 million as of December 31, 2003. The decrease reflects better collections from customers and an additional sales returns reserve of $745,000 recorded in the first quarter of 2004.

Net inventories decreased $2.3 million, or 9.4% to $21.8 million as of June 30, 2004 compared with $24.1 million as of December 31, 2003. The Company adopted a strategy of using inventory to conserve cash during the first half of 2004. During the second half of 2004, we do not expect to maintain the same rate of net inventory decrease as we experienced in first half of 2004.

Net cash used by investing activities of $6.8 million for the quarter ended June 30, 2004 includes purchases of property and equipment of $0.7 million primarily used to transfer production capacity to China for the substrate division, and purchases of high grade investment securities with maturities of less than two years totaling $20.7 million, partially offset by sales of high grade investment securities totaling $10.4 million and a change in the investments providing our restricted cash of $4.2 million.

We do not have any plans to initiate any major new capital spending projects through 2004. We are currently completing certain projects at our China facilities and closing our remaining manufacturing facilities in Fremont, California. We expect to invest approximately $2.0 million in capital projects in 2004. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $2.5 million consisted of scheduled payments of $2.7 million related to long-term borrowings, partially offset by proceeds of $0.2 million through our employee stock compensation programs.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.4% as of June 30, 2004. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of June 30, 2004, $8.5 million was outstanding under these bonds.

As of June 30, 2004, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.6 million. The Company has pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. We have also pledged certain investments for a credit facility for our workers compensation insurance. As a result, $8.6 million of our cash and short-term investments are restricted.

We currently hold a note payable secured by certain buildings and land in China totaling $1.5 million as of June 30, 2004. The balance on this note is due in December 2004.

We believe that we have adequate cash and investments to meet the Company’s needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use more cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to the Company. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under “Risks Related to Our Business.”

Outstanding contractual obligations as of June 30, 2004 are summarized as follows (in thousands):

	Debt	Operating Leases	Total
2004 (remaining six months)	$1,818	$717	$2,535
2005	420	1,222	1,642
2006	420	901	1,321
2007	420	681	1,101
2008	385	681	1,066
Thereafter	6,345	2,855	9,200
	$9,808	$7,057	$16,865

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expense under these operating leases was approximately $352,000 and $705,000 for the three month and six month periods ended June 30, 2004, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, or FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities, or VIEs, either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46, or FIN 46(R), resulting in an effective date of no later than the first interim or annual period ending after March 15, 2004. The Company’s adoption of FIN 46(R) did not have an impact on our results of operations or financial position.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, (EITF 03-06), Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share. EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 did not have a material effect on the Company’s results of operations or financial position.

Risks Related to Our Business

We may incur claims or other liabilities or obligations related to our failure to follow requirements for testing of products and provision of testing data and information relating to customer requirements. Additionally, customers may cancel or reduce future shipments in response to these failures.

We have recently determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements. See preceeding “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview” and “Item 4. Controls and Procedures” below for further information. Although we are notifying affected customers concerning our findings, there can be no assurance that we will not incur customer claims or other liabilities or obligations in connection with this matter, nor, if we receive any such claims, that we will not have to restate results from prior periods. In addition, revenue in future periods may be adversely impacted if customers cancel or reduce orders or decide not to continue ordering from us as a result of this disclosure. We have been notified of several cancellations of future orders by customers pending further information regarding enhancements to our product testing and quality control systems. We cannot be sure that we will not receive additional cancellations of orders by other customers, or fail to win expected future orders from customers, as a result of our disclosure of our investigation conclusions.

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues for the period.

The Chinese government has indicated that the country faces a power crunch this summer and that power demand in 24 provinces outstripped supply in peak periods during the first four months of 2004. Instability in electrical supply has caused sporadic outages among residential consumers. As a result, the Chinese government has called for tough measures to ease the energy shortage which is expected to last at least through 2005.  Provinces have imposed power brownouts to reduce electricity demand and some companies in Beijing have been ordered to give their employees a week off to ease the pressure on power supply.  It is anticipated that the plants, most of which are state-owned, will be closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months, with the first closings occurring in early July.  The policy is expected to continue until the end of August.  We closed most of our operations for a week in late July 2004 in conformance with this policy.  If we are required to make additional temporary closures of our Beijing operations, we will be unable to manufacture our products, and will be unable to meet customer orders except from inventory on hand.  As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales.  In addition, if power is shut off at our Beijing operations at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of goods sold and gross margins.

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors who in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others, and have been sued by a substrate competitor concerning alleged patent infringement. On April 15, 2003, Sumitomo Electric Industries, Ltd., (SEI) filed a complaint in the Tokyo District Court, Civil Division against the Company and its Japanese distributor alleging patent infringement of two patents held by SEI in Japan. The suit seeks penalties from us in the amount of $1.67 million plus interest and court costs and the cessation of our sales of gallium arsenide substrates in Japan. We intend to defend ourself vigorously in these law suits. Both parties have completed submitting arguments and evidence in litigation in Japan and we currently retain all of our options which include appealing any court decision and launching an effort to have Sumitomo’s patent invalidated in Japan. However, there can be no assurance that the court will not rule against us on the infringement claim, or that we can settle this matter on terms acceptable to us, if at all.

Litigation to determine the validity of alleged claims, such as that between us and Sumitomo, could be time-consuming and result in significant expense to us and divert the efforts of our technical and management personnel, whether or not the litigation is ultimately determined in our favor. If a law suit is decided against us, including the lawsuit with Sumitomo, we could be subject to significant liabilities, requiring us to seek costly licenses or preventing us from manufacturing and selling our products. We may not be able to obtain required licensing agreements on terms acceptable to us or at all. If we lose the litigation with Sumitomo, we may have to pay royalties to Sumitomo on products sold in Japan, or cease sales of our products to customers in Japan.

If we fail to comply with environmental and safety regulations, we may be subject to significant fines or cessation of our operations; in addition, we could be subject to suits for personal injuries caused by hazardous materials.

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. In March 2001, we settled a claim made by the California Occupational Saftey and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California for $200,415, and we have recently been the target of press allegations concerning our environmental compliance programs and exposure of our employees to hazardous materials, and there is a possibility that former employees may file litigation against us. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

To shift more of our substrate manufacturing operations to China successfully, we will need our customers to qualify products manufactured in China. If we are unable to achieve qualifications for these products, our China facility will be underutilized, our investments in China will not be recouped and we will be unable to lower our costs by moving to China. We may lose sales of our products to competitors who are not manufacturing in China, or whose operations in China have already been qualified by customers. All of these events could reduce our revenue but increase our cost structure. In addition, we announced a plan to stop producing products in China during the third quarter of 2004. If customers do not fully qualify our China production by the time we cease our California production, we may lose additional customers.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 77.8% of our total revenue for the six months ended June 30, 2004 and 64.6% for the six months ended June 30, 2003. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 35.6% and 34.6% of our total revenue for the three month and six month periods ended June 30, 2004, respectively. One customer accounted for 5.8% and 9.5% of our revenue for the three month and six month periods ended June 30, 2004. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

The new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and attestation of these systems by our independent accountants. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. Although the guidelines for the evaluation and attestation of internal control systems have been finalized, the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new requirements of the Securities and Exchange Commission or that we will receive a favorable review and attestation by our independent auditors.

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

Through fiscal 2003, we have recorded minority investments in raw material suppliers in China, that provide us with opportunities to gain supply of key raw materials that are important to our substrate business, and other products at lower cost than other suppliers. These affiliates each have a market beyond that provided by us. As of June 30, 2004, we had no obligations to make further investments in any of these companies, although we may choose to do so under certain conditions. We do not have influence over all of these companies, each of which is located in China, and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

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

The United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy are uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potential adverse effects on our operating results due to a significant event that we cannot foresee. Since we perform substantially all of our manufacturing operations in China, and a significant portion of our customers are located outside of the Untied States, terrorist activity or threats against US-owned enterprise are a particular concern to us.

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended June 30, 2004, the high and low closing sales prices of our common stock were $4.58 and $1.20, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2004, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance June 30, 2004	Current Interest Rate	Current Interest Income/ (Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalents	$14,783	1.00%	$148	$133	$163
Bonds	8,300	1.42%	(118)	(106)	(130)
			$30	$27	$33

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. In 2003, we recorded $2.0 million in charges to other expense to write down our investment in two private US companies. As of June 30, 2004, the minority investments we continue to hold amounted to $2.0 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report, except as described below relating to certain product testing procedures, as of the end of the period covered by this quarterly report.

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

(b) No significant changes in internal controls over financial reporting were made during the quarter ended June 30, 2004, although as described above, we implemented executive management changes, including a change in our Chief Executive Officer and Chief Financial Officer roles, during the quarter, and are implementing operational changes and measures to improve our operational controls over product testing, provision of testing and other customer data and quality assurance.

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

On April 15, 2003, Sumitomo Electric Industries, Ltd., (SEI) filed a complaint in the Tokyo District Court, Civil Division against the Company and its Japanese distributor alleging patent infringement of two patents held by SEI in Japan. The suit seeks penalties from AXT in the amount of $1.67 million plus interest and court costs and the cessation of AXT’s sales of gallium arsenide substrates in Japan. AXT intends to defend itself vigorously in these lawsuits and continues to sell its products in Japan. Both parties have completed submitting arguments and evidence in litigation in Japan. We retain all of our options which include appealing any court decision and launching an effort to have Sumitomo’s patent invalidated in Japan.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 18, 2004.  Of the 23,042,982 shares outstanding as of the record date, 20,907,474 shares were represented by proxy at the meeting.  Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  At the meeting, AXT’s stockholders voted on the following matters:

(1)   Proposal to elect one class III director to hold office for a three-year term, and until his successor is elected and qualified.

	For	Against
Leonard J. LeBlanc	20,732,335	175,139

(2)   Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the year ending December 31, 2004.

	For	Against	Abstain
PricewaterhouseCoopers LLP	20,825,550	77,174	4,750

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference

3.3(3)	Second Amended and Restated Bylaws

3.4	Certificate of Amendment to the Restated Certificate of Incorporation

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the exhibit of the same number filed with the SEC with our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)  Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

b. Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2004:

On May 24, 2004 we furnished a report on Form 8-K announcing our earnings for the quarter ended March 31, 2004.

On May 24, 2004, we filed a report on Form 8-K announcing our executive management changes.

On June 24, 2004, we filed a report on Form 8-K announcing our change in certifying accountants and a workforce reduction at our Fremont manufacturing facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 5, 2004	By:	/s/ Donald L. Tatzin
Donald L. Tatzin
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference

3.3(3)	Second Amended and Restated Bylaws

3.4	Certificate of Amendment to the Restated Certificate of Incorporation

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)  Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)  Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.