Form 10-Q
period 2004-09-30
AXT INC
filed 2004-11-05
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2004
Common Stock, $0.001 par value	23,118,235

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2004	December 31, 2003
Assets:
Current assets
Cash and cash equivalents	$16,220	$24,339
Short-term investments	16,670	14,669
Accounts receivable, net of allowance of $4,758 and $4,304 as of September 30, 2004 and December 31, 2003, respectively	5,237	6,297
Inventories	18,005	24,083
Prepaid expenses and other current assets	2,107	1,301
Assets held for sale	1,000	1,000
Total current assets	59,239	71,689
Property, plant and equipment	20,512	21,795
Other assets	3,089	4,237
Restricted deposits	8,365	9,302
Total Assets	$91,205	$107,023

Liabilities:
Current liabilities
Current portion of long-term debt	$2,108	$3,694
Accounts payable	2,160	2,638
Accrued liabilities	8,587	8,296
Accrued restructuring	642	—
Total current liabilities	13,497	14,628
Long-term debt, net of current portion	7,600	8,842
Other long-term liabilities	1,313	1,255
Total liabilities	22,410	24,725
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 882 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,119 and 22,957 shares issued and outstanding, respectively	155,448	155,178
Accumulated deficit	(90,299)	(78,928)
Accumulated other comprehensive income	114	2,516
Total stockholders’ equity	68,795	82,298
Total Liabilities and Stockholders’ Equity	$91,205	$107,023

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$8,531	$8,529	$27,831	$25,583
Cost of revenue	10,767	8,029	28,705	24,135
Gross profit (loss)	(2,236)	500	(874)	1,448
Operating expenses:
Selling, general and administrative	2,468	2,654	8,441	7,973
Research and development	397	301	1,088	1,048
Asset impairment charge	210	—	210	—
Restructuring charge	158	—	1,235	—
Total operating expenses	3,233	2,955	10,974	9,021
Loss from operations	(5,469)	(2,455)	(11,848)	(7,573)
Interest expense	60	145	227	368
Other expense (income), net	(380)	(3)	(434)	1,035
Loss before provision for income taxes	(5,149)	(2,597)	(11,641)	(8,976)
Provision for incomes taxes	40	—	177	—
Loss from continuing operations	(5,189)	(2,597)	(11,818)	(8,976)
Discontinued operations:
Gain (loss) from discontinued operations	—	(1,591)	222	(6,165)
Gain (loss) from disposal	225	1,625	225	(9,475)
Net loss	$(4,964)	$(2,563)	$(11,371)	$(24,616)

Basic and diluted loss per share:
Loss from continuing operations	$(0.22)	$(0.11)	$(0.51)	$(0.39)
Gain (loss) from discontinued operations	0.01	—	0.02	(0.69)
Net loss	$(0.21)	$(0.11)	$(0.49)	$(1.08)

Basic and diluted shares used in per share calculations	23,094	22,857	23,044	22,727

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,371)	$(24,616)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	3,647	4,583
Amortization of marketable securities premium/discount	207	279
Non-cash restructuring charge	1,235	—
Loss on disposal	—	9,475
Asset impairment charge	210	1,320
Gain on disposal of property, plant and equipment	—	(11)
Stock based compensation	—	28
Changes in assets and liabilities:
Accounts receivable, net	1,060	1,576
Inventories	6,078	9,529
Prepaid expenses	(1,000)	1,988
Other assets	30	(139)
Accounts payable	(478)	(2,329)
Accrued liabilities	(505)	(4,306)
Income taxes	203	8,711
Other long-term liabilities	58	(129)
Net cash provided by (used in) operating activities	(626)	5,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,262)	(1,911)
Proceeds from sale of property, plant and equipment	—	14,772
Purchases of marketable securities	(24,371)	(3,305)
Proceeds from sale of marketable securities	13,222	5,700
Decrease (increase) in restricted cash	7,639	(4,012)
Net cash provided by (used in) investing activities	(4,772)	11,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	270	424
Capital leases payments	—	(8,409)
Long-term debt payments	(2,828)	(1,615)
Net cash used in financing activities	(2,558)	(9,600)
Effect of exchange rate changes	(163)	86
Net (decrease) increase in cash and cash equivalents	(8,119)	7,689
Cash and cash equivalents at the beginning of the period	24,339	13,797
Cash and cash equivalents at the end of the period	$16,220	$21,486

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in its 2003 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on March 29, 2004, May 24, 2004 and August 5, 2004, respectively.

Revenues from continuing operations increased modestly for the nine months ended September 30, 2004 compared to the same period of fiscal 2003. In response to continued net losses, the Company has taken measures including the shifting of production to China, which was completed in September 2004, to reduce costs and increase cash flows. As of September 30, 2004, the Company had available cash, cash equivalents and liquid short-term investments of $32.9 million, excluding restricted deposits. The Company believes that its existing cash and liquid investments, cash generated from operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital expenditure requirements for the next twelve months. However, existing cash and liquid investments could decline during the remainder of 2004 due to a weakening of the economy, a loss in revenue, an unanticipated increase in expenses, or changes in our planned cash outlay.

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

On September 27, 2003 the Company completed a sale of substantially all of the assets of its opto-electronics business to Lumei Optoelectronics, Corp. (“Lumei”) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi equivalent of $9.6 million. Proceeds of $1.0 million were held in escrow for up to one year.  In September 2004, $225,000 of the escrow funds were released to AXT; Lumei made claims against the escrow in the approximate amount of $0.5 million which the Company has contested and intends to vigorously pursue legal action against the claims.  The remaining $250,000 in escrow will be held for a second year in accordance with the terms of the agreement and will not be recorded as a gain from discontinued operations, if at all, until all claims, if any, are settled.  The Company retains a building located in Monterey Park, CA, that it has on the market to sell. This asset has been classified as held for sale on the condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.

The Company recorded gains before income taxes and loss on disposals on discontinued operations of $0.2 and $0.4 million during the three and nine month periods ended September 30, 2004, respectively.  The Company recorded a gain on disposal of $1.6 million and a loss on disposal of $9.5 million during the three and nine month periods ended September 30, 2003, respectively.

The Company’s financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$—	$227	$—	$7,246
Cost of revenue	—	854	—	9,973

Gross loss	—	(627)	—	(2,727)
Operating expenses:
Selling, general and administrative	—	761	(222)	2,297
Research and development	—	107	—	814
Impairment costs	—	—	—	—
Total operating expenses	—	868	(222)	3,111
Gain (loss) from operations	—	(1,495)	222	(5,838)
Interest expense	—	96	—	327
Gain (loss) before benefit for income taxes and loss on disposal	—	(1,591)	222	(6,165)
Income tax	—	—	—	—
Gain (loss) on disposal	225	1,625	225	(9,475)
Net income (loss)	$225	$34	$447	$(15,640)

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2004	December 31, 2003
Current assets:
Cash	$536	$539
Accounts receivable, net	19	250
Assets held for sale	1,000	1,000
Total current assets	1,555	1,789
Other assets	200	200
Total assets	$1,755	$1,989
Current liabilities:
Accounts payable	$—	$43
Accrued liabilities	430	1,232
Total liabilities	430	1,275
Net assets	1,325	714
Total liabilities and net assets	$1,755	$1,989

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

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Nine Months Ended September 30,
	2004	2003
Weighted average risk free interest rate	2.0%	2.7%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	70.5%	117.0%

The weighted average fair value as of the date of grant of options granted during the nine months ended September 30, 2004 and 2003 were $1.20 and $1.15, respectively.

Had compensation cost for the Company’s options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss :
As reported	$(4,964)	$(2,563)	$(11,371)	$(24,616)
Stock-based compensation determined under fair value method	(244)	(1,996)	(1,090)	(5,562)
Pro forma net loss	$(5,208)	$(4,559)	$(12,461)	$(30,178)
Net loss per share:
As reported:
Basic and diluted	$(0.21)	$(0.11)	$(0.49)	$(1.08)
Pro forma net loss:
Basic and diluted	$(0.23)	$(0.20)	$(0.54)	$(1.33)
Shares used in per share calculation:
Basic and diluted	23,094	22,857	23,044	22,727

Because additional option grants are expected to be made each quarter, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future quarters.

Note 4. Investments

The Company classifies its investment securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards No. 115 (SFAS 115) “Accounting for Certain Investments in Debt and Equity Securities.” All investments are carried at fair market value, which is determined based on quoted market prices, with net unrealized gains and losses included in comprehensive income, net of tax. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. The components of investments as of September 30, 2004 are as follows (in thousands):

Available for sale	Cost	Unrealized Gain /(loss)	Aggregate Fair value
Money market	$6,543	$—	$6,543
Corporate bonds	10,490	(40)	10,450
Government agency bonds	12,724	(15)	12,709
Corporate equity securities	1,466	410	1,876
	$31,223	$355	$31,578
Recorded as :
Cash equivalents	$6,543
Short-term investments	16,670
Restricted deposits	8,365
	$31,578

Note 5. Assets Held for Sale

Assets held for sale at September 30, 2004 consist of a building located in Monterey Park, California, which is part of the Company’s discontinued opto-electronics division (see Note 2). This building is carried at management’s estimated fair value less costs to sell, totaling $1.0 million as of both September 30, 2004 and December 31, 2003.

Note 6. Inventories

The components of inventory are as follows (in thousands):

	September 30, 2004	December 31, 2003
Inventories:
Raw materials	$5,469	$7,086
Work in process	11,276	16,027
Finished goods	1,260	970
	$18,005	$24,083

Note 7. Restructuring Charge

The Company’s restructuring accrual is as follows (in thousands):

For the three month period ended September 30, 2004	Restructuring Accrual as of June 30, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2004
Future lease payments related to abandoned facilities	$690	$82	$(164)	$608
Workforce reduction	350	76	(392)	34
Total	$1,040	$158	$(556)	$642

For the nine month period ended September 30, 2004	Restructuring Accrual as of December 31, 2003	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2004
Future lease payments related to abandoned facilities	$—	$772	$(164)	$608
Workforce reduction	—	463	(429)	34
Total	$—	$1,235	$(593)	$642

During the three and nine month periods ended September 30, 2004, the Company recorded restructuring charges of $158,000 and $1.2 million, respectively, related to the reduction in work force effected in June 2004, and to lease costs associated with facilities located in California that are no longer required to support production.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $0.6 million and workforce reduction of $34,000, is expected to be paid out through 2006 and 2004, respectively, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(4,964)	$(2,563)	$(11,371)	$(24,616)
Less: Preferred stock dividends	(44)	(44)	(132)	(133)
Net loss available to common stockholders	$(5,008)	$(2,607)	$(11,503)	$(24,749)
Denominator:
Denominator for basic net loss per share - weighted average common shares	23,094	22,857	23,044	22,727
Effect of dilutive securities:
Common stock options	—	—	—	—
Denominator for dilutive net loss per common share	23,094	22,857	23,044	22,727
Basic and diluted net loss per share	$(0.22)	$(0.11)	$(0.50)	$(1.09)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,365	2,361	2,365	2,411

Note 9. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net loss	$(4,964)	$(2,563)	$(11,371)	$(24,616)
Foreign currency translation (loss) gain	(107)	131	(164)	86
Unrealized (loss) gain on available for sale investments	(786)	871	(2,238)	1,548
Comprehensive loss	$(5,857)	$(1,561)	$(13,773)	$(22,982)

Note 10. Segment Information

The Company has one operating segment comprising the design, development, manufacture and distribution of high-performance compound semiconductor substrates. The Company’s operating segment reports to the Interim Chief Executive Officer.

The Company sells its substrates products in the United States and in other parts of the world, and maintains operations in the United States, Japan and China. Revenues by geographic location based on the country where the customer is located are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
United States	$1,849	$3,030	$6,048	$8,947
Europe	1,731	1,621	5,433	4,661
Canada	24	40	113	147
Japan	1,274	1,080	3,533	2,866
Taiwan	1,940	1,405	7,623	4,549
Asia Pacific and other	1,713	1,353	5,081	4,413
Consolidated	$8,531	$8,529	$27,831	$25,583

Note 11. Corporate Affiliates

The Company’s investments in its corporate affiliates are as follows (in thousands):

Affiliate	Investment Balance September 30, 2004	Investment Balance December 31, 2003	Accounting Method	Ownership Percentage
Xilingol Tongli Ge Co. Ltd.	$845	$822	Equity	25%
Emeishan Jia Mei High Pure Metals Co., Ltd.	598	603	Equity	25%
Beijing Ji Ya Semiconductor Material Co., Ltd.	1,071	1,071	Consolidate	51%
Nanjing Jin Mei Gallium Co., Ltd.	616	616	Consolidate	88%
Beijing Bo Yu Manufacturing Co., Ltd.	409	409	Consolidate	70%

The investment balances for those affiliates accounted for under the equity method are included within “Other assets” in the condensed consolidated balance sheets. The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other expense (income)” on the condensed consolidated statements of operations.

Undistributed retained earnings relating to the Company’s corporate affiliates was $1.4 million as of September 30, 2004 and $739,000 as of September 30, 2003.  The Company’s corporate affiliates recorded an aggregate net loss of $4,000 for the three month period ended September 30, 2004 and an aggregate net income of $607,000 for the nine month period ended September 30, 2004.  Net losses recorded from the Company’s corporate affiliates were $54,000 and $121,000 for the three and nine month periods ended September 30, 2003, respectively.

The Company invested in these companies because each provides materials that are important to the Company’s substrate business, each can provide products or materials at lower cost than other suppliers, and each has a market beyond that provided by the Company. The Company is currently negotiating a new joint venture investment in China for a Germanium business opportunity, and upon the fulfillment of certain conditions, the Company may invest up to US$1.0 million to the new joint venture by December 2004.

Note 12. Commitments and Contingencies

From time to time the Company is involved in judicial or administrative proceedings concerning matters arising in the ordinary course of our business. The Company does not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against the Company alleging patent infringement. The complaint sought damages and injunction against infringement. On July 23, 2003, the Company filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with the Company’s prospective business relationships. The Company reached an agreement with Cree resolving the disputes and signed a settlement agreement on March 5, 2004. The resolution of the disputes did not have a material adverse impact on the Company’s consolidated financial position or results of operations. All parties signed a final release regarding all disputes on April 15, 2004.

On October 8, 2004, the Company announced that it had reached a tentative settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. (“SEI”), which includes a global intellectual property cross-licensing agreement. AXT expects to finalize this agreement in the fourth quarter of 2004, subject to Board of Directors approval from AXT and SEI.  Accordingly, the Company recorded a charge of approximately $1.4 million for the quarter ended September 2004 in connection with this settlement, and is expected to make royalty payments on future sales of certain products.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California.  See note 15 for further details.

The Company has entered into contracts to supply several large customers with GaAs wafers. The contracts guarantee the delivery of a certain number of wafers between January 1, 2001 and December 31, 2004 with a current contract value of $560,000. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, the Company could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. The Company has not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $130,000 and $994,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, respectively. During the third quarter of 2004, the Company refunded a portion of a prepayment on future purchases of goods and recorded a $237,000 gain for the amount of deposit forfeited by a private company, which investment was impaired by AXT.  As of September 30, 2004, the Company has met all of its current delivery obligations under these contracts and expects to continue to meet delivery requirements during the remainder of the contract terms.

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

The Company’s financial statements include accruals for potential product liability and warranty claims based on the Company’s claims experience. Such costs are accrued at the time revenue is recognized. As of September 30, 2004 and December 31, 2003, accrued product warranties totaled $135,000 and $0, respectively, and are included in “accrued liabilities” in the accompanying condensed consolidated balance sheets. If there is a material increase in customer claims compared with our historical experience, or if costs of servicing claims are greater than expected, the Company may record a charge against cost of sales.

The following table reconciles changes in the Company’s accrued product warranties which is included in accrued liabilities for the three and nine month periods ended September 30, 2004 and 2003, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Beginning accrued warranty and related costs	$135	$—	$—	$—
Charged to cost of revenue	—	—	135	—
Actual warranty expenditures	—	—	—	—
Ending accrued warranty and related costs	$135	$—	$135	$—

In April 2004, the Company determined that it had not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. Since April 2004, the Company has continued to notify the affected customers concerning its findings. The Company has established a reserve based on its best estimate of future returns related to this matter. Although actual returns may differ, the Company does not believe future claims in the aggregate will be material.  The Company has recorded a reserve for sale returns of $745,000 and believes this is adequate to cover any product returns related to this matter, however, the Company is unable to assess the impact that this matter might have, if any, on its future revenues or gross margins. Approximately $155,000 of the $745,000 sales returns reserve has been utilized as of September 30, 2004.  Refer to “Item 4 Controls and Procedures” for further information.

The Company is currently negotiating a new joint venture investment in China for a Germanium business opportunity, and upon the fulfillment of certain conditions, the Company may invest up to US$1.0 million to the new joint venture by December 2004.

Note 13. Foreign Exchange Contracts and Transaction Gains/Losses

The Company uses short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. The Company has purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2004, the Company had no outstanding commitments with respect to foreign exchange contracts.

The Company incurred foreign currency transaction exchange losses of $(23,000) and $(34,000) for the three and nine month periods ended September 30, 2004, respectively, and a foreign currency transaction exchange loss of ($7,000) for the three month period ended September 30, 2003 and a gain of $53,000 for the nine month period ended September 30, 2003.

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

Note 15. Subsequent Event

On October 15, 2004, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California: City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit names the Company and its CEO, China Operations, as defendants, and is brought on behalf of a class of all purchasers of the Company’s securities from February 6, 2001 through April 27, 2004.  The complaint alleges that the Company’s announced financial results during this period were false and misleading.  No specific amount of damages is claimed.  The Company believes that there are meritorious defenses against this lawsuit and intends to vigorously defend it.  However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.  Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions, and include statements concerning future sales returns and claims arising from our recent investigation into product testing and reporting practices; the adequacy of our reserves; future industry demand; our ability to regain lost market share; our ability to offer products that equal or exceed the quality provided by competitors; product pricing; cost savings as a result of our move to China; and intellectual property litigation. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

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

Our total revenue from continuing operations was $8.5 million for the third quarter of 2004, $9.5 million for the second quarter of 2004 and $9.8 million for the first quarter of 2004. In the third quarter of 2004 we incurred a loss from continuing operations of $5.2 million compared with a loss of $4.1 million for the second quarter of 2004 and a loss of $2.6 million for the first quarter of 2004.  For the third quarter of 2004, our revenue from continuing operations remained flat at $8.5 million compared to the third quarter of 2003. Our gross margin decreased from the third quarter of 2003 to negative 26.2 percent primarily due to an approximately $1.4 million charge in connection with the settlement of our litigation in Japan and interference actions in the United States with Sumitomo Electrical Industries, Ltd. and a $2.1 million inventory charge due to excess and obsolete inventory.

On June 24, 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our consolidated statements of operations for all periods presented (see Note 2 of the notes to our condensed consolidated financial statements for details regarding the accounting for discontinued operations). The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks.

On September 27, 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (“Lumei”) and Dalian Luming Science and Technology Group, Co., Ltd. for the China Renminbi (RMB) equivalent of $9.6 million. During the first quarter of 2004, $7.8 million was converted to US dollars. The remaining funds were converted to US dollars in early April 2004.  Proceeds of $1.0 million were held in escrow for up to one year.  In September 2004, $225,000 of the escrow funds were released to AXT; Lumei made claims against the escrow in the approximate amount of $0.5 million which we have contested and we intend to vigorously pursue legal action against the claims.  The remaining $250,000 in escrow will be held for a second year in accordance with the terms of the agreement and will not be recorded as a gain from discontinued operations until all claims, if any, are settled.  We retain a building located in Monterey Park, CA, that we have on the market to sell. This asset has been classified as held for sale on the condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003.

Our continuing business, primarily sales of our substrate products, is dependant on the semiconductor industry, which is highly cyclical and has historically experienced downturns both as a result of economic changes and overcapacity. We experienced a growth period that lasted from our initiation of sales in 1990 through the first half of 2001. In the second half of 2001, we experienced a $44.9 million, or 58.5% decrease in revenue compared with the first half as a result of the rapid decline in the mobile and fiber optic telecommunications markets. Together with other industry participants, we experienced lower revenues, slower bookings, postponements and cancellation of orders. As such, we recorded losses in the third and fourth quarters of 2001.

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

During the first nine months of 2004, our revenue increased compared with the first nine months of 2003, primarily as a result of increased demand for HBLEDs. We have recorded net losses in all three quarters of 2004. During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China.

We cannot predict the level of future industry demand or of our ability to regain lost market share, but they have impacted our ability to sell our products and operate profitably. If demand for our products remains depressed for an extended period, our business will be harmed as a result. Our business performance will be most influenced by market demand for compound semi-conductor substrates, our ability to offer products that equal or exceed the quality provided by competitors, product pricing, our ability to realize cost-savings as a result of our shift of production to China, and our ability to create and defend our intellectual property while not infringing on the intellectual property of others.

In April 2004, we determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. We have notified the affected customers concerning our findings. We have established a reserve based on our best estimate of future returns related to this matter. Although actual returns may differ, we do not believe future claims in the aggregate will be material. We have recorded a reserve for sales returns of $745,000 and believe this is adequate to cover any product returns related to this matter, however, we are unable to assess the impact that this matter might have, if any, on our future revenues or gross margins. Approximately $155,000 of the $745,000 sales returns reserve has been utilized as of September 30, 2004.  See “Item 4. Controls and Procedures” for further information.

In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In September 2004, we incurred an additional restructuring charge of $158,000.  These charges comprised of costs related to the reduction in force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. See Note 7 of the notes to our condensed consolidated financial statements for further details.

In August 2004, we announced the adoption of a stock repurchase program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of our common stock.  Repurchases may be made from time to time in the open market during the twelve-month period ending July 31, 2005, at prevailing market prices, although to date no repurchases have been made. As of September 30, 2004, we had 23.1 million shares of common stock outstanding.  Repurchases, if any, will be made under the program using our own cash resources.

In October 2004, we announced that we had reached a tentative settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. (“SEI”), which includes a global intellectual property cross-licensing agreement. AXT expects to finalize this agreement in the fourth quarter of 2004, subject to Board of Directors approval from AXT and SEI.  Accordingly, we recorded a charge of approximately $1.4 million for the quarter ended September 2004 in connection with this settlement, and are expected to make royalty payments to SEI on future sales of certain products.

Also in October 2004, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California: City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit names the Company and its CEO, China Operations, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004.  The complaint alleges that our announced financial results during this period were false and misleading.  No specific amount of damages is claimed.  We believe that there are meritorious defenses against this lawsuit and intends to vigorously defend it.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.  Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operation.

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

Allowance for Doubtful Accounts

We periodically review the likelihood of collecting our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. As of September 30, 2004, our accounts receivable balance was $5.2 million, which is net of an allowance for doubtful accounts of $4.8 million.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Such costs are accrued at the time revenue is recognized. As of September 30, 2004, accrued product warranties totaled $135,000.

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

Results of Operations

The following table sets forth certain information relating to the operations of the Company expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	126.2	94.1	103.1	94.3
Gross profit (loss)	(26.2)%	5.9%	(3.1)%	5.7%
Operating expenses:
Selling, general and administrative	28.9	31.1	30.3	31.2
Research and development	4.7	3.5	3.9	4.1
Asset impairment charge	2.5	—	0.8	—
Restructuring charge	1.9	—	4.4	—
Total operating expenses	37.9	34.6	39.4	35.3
Loss from operations	(64.1)	(28.7)	(42.6)	(29.6)
Interest expense (income)	(0.7)	1.7	(0.8)	1.4
Other expense (income), net	4.5	—	1.6	4.0
Loss before provision for income taxes	(60.4)	(30.4)	(41.8)	(35.0)
Provision for incomes taxes	(0.5)	—	(0.6)	—
Loss from continuing operations	(60.8)	(30.4)	(42.5)	(35.0)
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	—	(18.7)	0.8	(24.1)
Gain (loss) from disposal	2.6	19.0	0.8	(37.1)
Net loss	(58.2)%	(30.1)%	(40.9)%	(96.2)%

Three months ended September 30, 2004 compared with three months ended September 30, 2003

Revenue from continuing operations. Revenue from continuing operations remained flat at $8.5 million for the three months ended September 30, 2004 compared with $8.5 million for the three months ended September 30, 2003.

Total GaAs substrate revenue increased $156,000 or 2.3%, to $7.0 million for the three months ended September 30, 2004 compared with $6.9 million for the three months ended September 30, 2003. Sales of 5 inch and 6 inch diameter GaAs substrates were $193,000 for the three months ended September 30, 2004 compared with $1.7 million for the three months ended September 30, 2003. InP substrate revenue decreased $282,000, or 57%, to $214,000 for the three months ended September 30, 2004 compared with $496,000 for the three months ended September 30, 2003. The increase in GaAs substrate revenue during the past year is due to market growth in the HBLED market and to our ability to gain share among some Asian customers. The decrease in revenue from 5 inch and 6 inch diameter substrates is related to a loss in market share for these products, particularly among customers in the United States.  These substrates are primarily used to manufacture devices for wireless handsets.  The decrease in InP substrate revenue was due to a decline in orders from customers who are qualifying our China-made products.

International revenue increased to 78.0% of total revenue from continuing operations for the three months ended September 30, 2004 compared with 64.5% of total revenue from continuing operations for the three months ended September 30, 2003. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

Gross margin. Gross margin decreased to (26.2)% of total revenue for the three months ended September 30, 2004 compared with 5.9% of total revenue for the three months ended September 30, 2003. The decrease was primarily due to an approximately $1.4 million charge in connection with the settlement of our litigation in Japan and interference actions in the United States with Sumitomo Electrical Industries, Ltd. and a $2.1 million inventory valuation charge due to excess and obsolete inventory.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased to $2.5 million for the three months ended September 30, 2004 compared with $2.7 million for the three months ended September 30, 2003. The decrease is due to continuing reduction of legal and other professional expenses. As a percentage of revenue, selling, general and administrative expenses were 28.9% for the three months ended September 30, 2004 compared with 31.1% for the three months ended September 30, 2003.

Research and development expenses. Research and development expenses increased $96,000, or 31.9%, to $397,000 for the three months ended September 30, 2004 compared with $301,000 for the three months ended September 30, 2003. As a percentage of total revenue, research and development expenses were 4.7% for the three months ended September 30, 2004 compared with 3.5% for the three months ended September 30, 2003.  We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at the levels of recent quarters or increase in future periods. Research and development efforts during 2004 were focused primarily on improving the yield and surface quality of our GaAs substrates.

Interest expense. Interest expense decreased $85,000, or 58.6%, to $60,000 for the three months ended September 30, 2004 compared with $145,000 for the three months ended September 30, 2003. Interest expense decreased due to lower debt levels as we continued to pay down our debt.  Interest costs on our taxable variable rate revenue bonds have increased by approximately 60 basis points during the past six months.

Other income and expense, net. Other income increased $377,000 to $380,000 for the three months ended September 30, 2004 compared with other income of $3,000 for the three months ended September 30, 2003. The increase was mainly due to a one-time gain of $237,000 for a deposit on future purchases of goods forfeited by a private company. In addition, our investment in this company was written off during the quarter for which we recorded a $210,000 asset impairment charge.

Provision for income taxes. Due to our continuing operating losses in the United States and uncertainty regarding future profitability, in 2003 we recorded a full valuation allowance for our United States losses against our net deferred tax assets of $34.6 million. We incurred a tax liability of $40,000 for our overseas businesses for the three months ended September 30, 2004.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

Revenue from continuing operations. Revenue from continuing operations increased $2.2 million, or 8.8%, to $27.8 million for the nine months ended September 30, 2004 compared with $25.6 million for the nine months ended September 30, 2003.

Total GaAs substrate revenue increased $1.7 million, or 8.1%, to $22.6 million for the nine months ended September 30, 2004 compared with $20.9 million for the nine months ended September 30, 2003. Sales of 5 inch and 6 inch diameter GaAs substrates were $3.3 million for the nine months ended September 30, 2004 compared with $3.8 million for the nine months ended September 30, 2003. InP substrate revenue decreased $300,000, or 19.2%, to $1.3 million for the nine months ended September 30, 2004 compared with $1.6 million for the nine months ended September 30, 2003. The increase in GaAs substrate revenue during the past year is due to market expansion in the HBLED and wireless handset markets and to our ability to gain additional market share among Asian customers. The decrease in InP substrate revenue was due to a decline in orders from customers who are qualifying our China operations.

International revenue increased to 78.0% of total revenue from continuing operations for the nine months ended September 30, 2004 compared with 65.0% of total revenue from continuing operations for the nine months ended September 30, 2003. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications being in Asia.

Gross margin. Gross margin decreased to (3.1)% of total revenue for the nine months ended September 30, 2004 compared with 5.7% of total revenue for the nine months ended September 30, 2003. The decrease was primarily due to a valuation charge of $2.1 million as a result of the write down of excess and obsolete inventory during the quarter and a charge of approximately $1.4 million in connection with the settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. taken in the third quarter of 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased to $8.4 million for the nine months ended September 30, 2004 compared with $8.0 million for the nine months ended September 30, 2003. The increase is due to an additional expense of $350,000 for legal fees related to the investigation by our Audit Committee into product testing and compliance practices in the second quarter of 2004. As a percentage of revenue, selling, general and administrative expenses were 30.3% for the nine months ended September 30, 2004 compared with 31.2% for the nine months ended September 30, 2003.

Research and development expenses. Research and development expenses increased $40,000, or 3.8%, to $1.1 million for the nine months ended September 30, 2004 compared with $1.0 million for the nine months ended September 30, 2003. As a percentage of total revenue, research and development expenses were 3.9% for the nine months ended September 30, 2004 compared with 4.1% for the nine months ended September 30, 2003.  We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at current levels or increase in future periods. Research and development efforts during 2004 were focused primarily on improving the yield and surface quality of our GaAs substrates.

Interest expense. Interest expense decreased $141,000, or 38.3%, to $227,000 for the nine months ended September 30, 2004 compared with $368,000 for the nine months ended September 30, 2003. Interest expense includes a prepayment penalty incurred by voluntarily repaying off a loan before it was due with an outstanding principal balance of $781,000, which we acquired in 1996.  Interest expense decreased due to lower debt levels as we continue to pay down our debt.  Interest costs on our taxable variable rate revenue bonds have increased by approximately 60 basis points during the past six months.

Other income and expense, net. Other income increased $1.5 million to $434,000 for the nine months ended September 30, 2004 compared with other expense of $1.0 million for the nine months ended September 30, 2003. The increase was mainly due to a one-time gain of $237,000 recorded in 2004 for a deposit on future purchases of goods forfeited by a private company while in 2003, we recorded an impairment charge of $1.3 million related to a non-consolidated subsidiary. In addition, our investment in this company was written off during the quarter for which we recorded a $210,000 asset impairment charge.

Provision for income taxes. Due to our continuing operating losses in the United States and uncertainty regarding future profitability, in 2003 we recorded a full valuation allowance for our United States losses against our net deferred tax assets of $34.6 million. We incurred a tax liability of $177,000 for our overseas businesses for the nine months ended September 30, 2004.

Liquidity and Capital Resources

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. As of September 30, 2004, our principal sources of liquidity were $32.9 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments, excluding $1.5 million and $3.7 million for our investment in Finisar common stock as of September 30, 2004 and December 31, 2003, respectively, decreased $3.9 million to $31.4 million as of September 30, 2004 compared with $35.3 million as of December 31, 2003.

Cash and cash equivalents decreased $8.1 million to $16.2 million as of September 30, 2004 compared with $24.3 million as of December 31, 2003. Short-term investments increased by $2.0 million to $16.7 million as of September 30, 2004 compared with $14.7 million as of December 31, 2003. The combined decrease in cash and cash equivalents and short-term investments was primarily due to payments of long-term debt of $2.8 million, purchase of machinery and equipment of $1.3 million, and the continual funding of our operations.

Net cash used by operating activities of $0.6 million for the nine month period ended September 30, 2004 was comprised primarily of our net loss adjusted for non-cash items which netted to $10.7 million, consisting primarily of depreciation of $3.6 million, together with a $7.1 million net change in assets and liabilities. The net change in assets and liabilities resulted primarily from a decrease in accounts receivable and inventory partially offset by an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities.

Net accounts receivable decreased by $1.1 million, or 16.8%, to $5.2 million as of September 30, 2004 compared with $6.3 million as of December 31, 2003. The decrease reflects better collections from customers and an additional sales returns reserve of $745,000 recorded in the first quarter of 2004.

Net inventories decreased $6.1 million, or 25.2% to $18.0 million as of September 30, 2004 compared with $24.1 million as of December 31, 2003. We adopted a strategy of using inventory to conserve cash beginning in 2001. We had a $2.1 million inventory valuation charge due to excess and obsolete inventory. We do not expect to maintain the same rate of net inventory decrease as we experienced in the first nine months of 2004.

Net cash used by investing activities of $4.8 million for the nine months ended September 30, 2004 included purchases of property and equipment of $1.3 million primarily used to transfer production capacity to China for the substrate division, and purchases of high grade investment securities with maturities of less than two years totaling $24.4 million. This was partially offset by sales of high grade investment securities totaling $13.2 million and a change in the investments providing our restricted cash of $7.6 million.

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

Net cash used in financing activities of $2.6 million for the nine month period ended September 30, 2004 consisted of payments of $2.8 million related to long-term borrowings, partially offset by proceeds of $270,000 through our employee stock compensation programs.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.94% as of September 30, 2004. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of September 30, 2004, $8.2 million was outstanding under these bonds.

As of September 30, 2004, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.4 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. We have also pledged certain investments for a credit facility for our workers compensation insurance policy for portions of 2002 and 2003.  Accordingly, $8.4 million of our cash and short-term investments are restricted.

We are currently obligated on a note payable collateralized by certain buildings and land in China totaling $1.5 million as of September 30, 2004. The balance on this note is due in December 2004.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use more cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under “Risks Related to Our Business.”

Outstanding contractual obligations as of September 30, 2004 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$9,708	$2,108	$1,420	$900	$5,280
Operating Leases	6,699	1,301	2,372	1,361	1,665
Total	$16,407	$3,409	$3,792	$2,261	$6,945

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expense under these operating leases was approximately $359,000 and $1.1 million for the three month and nine month periods ended September 30, 2004, respectively.

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

We have recently determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements. See preceding “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview” and “Item 4. Controls and Procedures” below for further information. Although we are notifying affected customers concerning our findings, there can be no assurance that we will not incur customer claims or other liabilities or obligations in connection with this matter, nor, if we receive any such claims, that we will not have to restate results from prior periods. In addition, revenue in future periods may be adversely impacted if customers cancel or reduce orders or decide not to continue ordering from us as a result of this disclosure. We have been notified of several cancellations of future orders by customers pending further information regarding enhancements to our product testing and quality control systems. In addition, some customers are requiring additional qualification of our China operations before placing future orders with us. We cannot be sure that we will not receive additional cancellations of orders by other customers, or fail to win expected future orders from customers, as a result of our disclosure of our investigation conclusions, or that our customers will qualify our China operations and place future orders with us.

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues for the period.

The Chinese government faced a power crunch over the summer and reported that power demand in 24 provinces outstripped supply in peak periods during the first four months of 2004. Instability in electrical supply caused sporadic outages among residential consumers. As a result, the Chinese government has called for tough measures to ease the energy shortage which is expected to last at least through 2005.  Provinces have imposed power brownouts to reduce electricity demand and some companies in Beijing have been ordered to give their employees a week off to ease the pressure on power supply. The plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months. As a result we closed most of our operations for a week in late July 2004 in conformance with this policy.  If we are required to make additional temporary closures of our Beijing operations, we will be unable to manufacture our products, and will be unable to meet customer orders except from inventory on hand.  As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales.  In addition, if power is shut off at our Beijing operations at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of goods sold and gross margins.

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

On October 8, 2004, we announced that we had reached a tentative settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. (“SEI”), which includes a global intellectual property cross-licensing agreement. AXT expects to finalize this agreement in the fourth quarter of 2004, subject to Board of Directors approval from AXT and SEI.  Accordingly, we recorded a charge of approximately $1.4 million for the quarter ended September 2004 in connection with this settlement, and are expected to make royalty payments on future sales of certain products.

If we fail to comply with environmental and safety regulations, we may be subject to significant fines or cessation of our operations; in addition, we could be subject to suits for personal injuries caused by hazardous materials.

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. In March 2001, we settled a claim made by the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California for $200,415, and we have recently been the target of press allegations and correspondence purportedly on behalf of current and/or former employees concerning our environmental compliance programs and exposure of our employees to hazardous materials, and there is a possibility that current and/or former employees may bring litigation against us. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

If litigation is brought against us, litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows, could be affected in any particular period by such litigation if brought against us.

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

We have not over the past year been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003. We believe we will endure losses for 2004.

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

We must manage our inventory of component parts, work-in-process, and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, if current costs of production increase or sales prices drop below the standard prices at which we value inventory, we may need to take a charge for a reduction in inventory values. We have in the past, including during the current quarter, had to take inventory valuation and impairment charges. If we are not able to manage successfully our inventory in the future, we may again need to write off un-saleable, obsolete or excess inventory, which could adversely affect our results of operations.

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

We may not obtain the benefits we expect as a result of discontinuation of our opto-electronics business, such as greater strategic focus on our core businesses. We may be required to return to the buyer some of the sale proceeds which have been held in escrow should the buyer be successful in its claims of approximately $0.5 million that we breached representations or warranties that we made to it. Our building in Monterey Park may not be sold for the $1 million at which we are carrying it on our balance sheet. We may incur additional costs associated with the discontinued operations which could materially reduce our short term earnings.

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

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past two years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. If we fail to offer new products or product enhancements or fail to achieve higher quality products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements. Other companies, including Triquent, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

As we are now manufacturing only in China, if the shift of our substrate manufacturing operations to China is to be successful, we will need our customers to qualify products manufactured in China. If we are unable to achieve qualifications for these products, our China facility will be underutilized, our investments in China will not be recouped and we will be unable to lower our costs by moving to China. We may lose sales of our products to competitors who are not manufacturing in China, or whose operations in China have already been qualified by customers. If customers do not fully qualify our China production, we may lose additional customers and fail to achieve revenue growth.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 78.0% of our total revenue for the nine months ended September 30, 2004 and 65.0% for the nine months ended September 30, 2003. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, polishing solutions, and paralytic boron nitride. Although several of these raw materials are purchased from suppliers in whom we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. We have in the past experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials. Although we hope to alleviate some of these delays and shortages as a result of our interests in our joint ventures, we may experience delays due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Five customers accounted for 35.9% and 33.8% of our total revenue for the three month and nine month periods ended September 30, 2004, respectively. One customer accounted for 11.5% and 10.1% of our revenue for the three month and nine month periods ended September 30, 2004. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. In addition, due to the difficult economic environment, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause net sales to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

For example, we have recently been involved in litigation with Sumitomo Electric Industries, Ltd. (“SEI”) in Japan as well as interference actions in the United States.  Although we have reached a tentative settlement of these actions, as a result of the settlement we have incurred an initial charge of approximately $1.4 million and will have to pay ongoing royalties to SEI on certain of our products.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended September 30, 2004, the high and low closing sales prices of our common stock were $4.58 and $1.14, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2004, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance September 30, 2004	Current Interest Rate	Current Interest Income/ (Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalents	$16,220	1.60%	$260	$234	$285
Bonds	8,200	1.94%	(159)	(144)	(175)
			$101	$90	$110

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. In 2003, we recorded $2.0 million in charges to other expense to write down our investment in two private U.S. companies. In September 2004, we recorded a $0.2 million charge to write down our investment in one private U.S. company. As of September 30, 2004, the minority investments we continue to hold amounted to $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

(b) No change in our internal control over financial reporting was made during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2004, a purported securities class action lawsuit was filed in the United States District Court for the Northern District of California: City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit names the Company and its CEO, China Operations, as defendants, and is brought on behalf of a class of all purchasers of the Company’s securities from February 6, 2001 through April 27, 2004.  The complaint alleges that the Company’s announced financial results during this period were false and misleading.  No specific amount of damages is claimed.  The Company believes that there are meritorious defenses against this lawsuit and intend to vigorously defend it.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation.  Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operation.

The Company has announced a tentative agreement with Sumitomo Electric Industries, Ltd. (“SEI”), a Japanese corporation, of a litigation commenced by SEI against AXT in Japan alleging infringement of certain SEI patents, and  an interference action between an AXT patent and an SEI reissue application brought in the United States, and is negotiating a License Agreement (“Agreement”) with SEI in connection with the tentative settlement.  Under the preliminary terms of the Agreement, AXT will make an initial payment to SEI in the amount of Japanese Yen one hundred and forty-seven million (¥147,000,000) or approximately US$1.4 million, and AXT will make on-going royalty payments through 2012 on certain products sold by AXT in Japan.  Additionally, the litigation in Japan and interference proceedings in the U.S. will be dropped by both parties against the other and both parties will enter into a world-wide four-year cross-licensing agreement for all intellectual property used by either company related to compound semiconductor substrates, which will expire on December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)       Incorporated by reference to the exhibit of the same number filed with the SEC with our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)       Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)       Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(4)       Incorporated by reference to Exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(5)  Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on May 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 5, 2004	By:	/s/ Donald L. Tatzin
Donald L. Tatzin
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)       Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2)       Incorporated by reference to Exhibit 2.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(3)       Incorporated by reference to Exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(4)  Incorporated by reference to Exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(5)  Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on May 30, 2001.