Form 10-Q
period 2005-03-31
AXT INC
filed 2005-05-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $0.001 par value	23,094,543

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2005 and 2004
Notes To Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2005	December 31, 2004
Assets:
Current assets
Cash and cash equivalents	$14,581	$12,117
Short-term investments	12,600	20,062
Accounts receivable, net of allowance of $1,145 and $1,087 as of March 31, 2005 and December 31, 2004, respectively	4,462	4,034
Inventories, net	15,984	16,462
Prepaid expenses and other current assets	3,351	2,523
Assets held for sale	1,250	1,250
Total current assets	52,228	56,448
Property, plant and equipment, net	17,775	19,045
Restricted deposits	8,215	8,215
Other assets	3,802	3,832
Total Assets	$82,020	$87,540

Liabilities:
Current liabilities
Accounts payable	$1,779	$1,895
Accrued liabilities	4,990	4,765
Accrued restructuring	548	552
Current portion of long-term debt	450	450
Income taxes payable	3,029	2,925
Total current liabilities	10,796	10,587
Long-term debt, net of current portion	7,450	7,600
Other long-term liabilities	1,219	1,336
Total liabilities	19,465	19,523
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,154 and 23,119 shares issued and outstanding, at March 31, 2005 and December 31, 2004, respectively	23	23
Additional paid-in-capital	155,457	155,431
Accumulated deficit	(96,684)	(92,561)
Accumulated other comprehensive income	227	1,592
Total stockholders’ equity	62,555	68,017
Total Liabilities and Stockholders’ Equity	$82,020	$87,540

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenue	$6,634	$9,776
Cost of revenue	6,355	9,243
Gross profit	279	533
Operating expenses:
Selling, general and administrative	4,252	2,770
Research and development	362	341
Restructuring charges	125	—
Total operating expenses	4,739	3,111
Loss from operations	(4,460)	(2,578)
Interest income, net	119	24
Other income (expense), net	(105)	34
Loss before provision for income taxes	(4,446)	(2,520)
Provision for income taxes	35	40
Loss from continuing operations	(4,481)	(2,560)
Discontinued operations:
Gain from discontinued operations	358	—
Net loss	$(4,123)	$(2,560)

Basic and diluted loss per share:
Loss from continuing operations	$(0.20)	$(0.11)
Gain from discontinued operations	0.02	—
Net loss	$(0.18)	$(0.11)

Weighted average shares used in computing basic and diluted net loss per share calculations	23,147	22,995

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,123)	$(2,560)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,312	1,214
Amortization of marketable securities premium/discount	87	41
Non-cash restructuring charge	125	—
Disposal of property, plant and equipment	175	—
Stock based compensation	(5)	—
Changes in assets and liabilities:
Accounts receivable, net	(428)	(617)
Inventories	478	1,189
Prepaid expenses	(828)	(718)
Other assets	30	(21)
Accounts payable	(116)	255
Accrued liabilities	96	(331)
Income taxes	104	(9)
Other long-term liabilities	(117)	51
Net cash used in operating activities	(3,210)	(1,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(217)	(280)
Purchases of marketable securities	(2,200)	(11,125)
Proceeds from sale of marketable securities	8,354	5,922
Net cash provided by (used in) investing activities	5,937	(5,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	60	154
Repurchase of common stock	(29)	—
Long-term debt payments	(150)	(793)
Net cash used in financing activities	(119)	(639)
Effect of exchange rate changes	(144)	(58)
Net increase (decrease) in cash and cash equivalents	2,464	(7,686)
Cash and cash equivalents at the beginning of the period	12,117	24,339
Cash and cash equivalents at the end of the period	$14,581	$16,653

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2005.

Revenues from continuing operations decreased for the three month period ended March 31, 2005 compared to the same period of fiscal 2004. In response to continued net losses, we have taken measures including the shifting of production to China to reduce costs and control cash flows. As of March 31, 2005, we had available cash, cash equivalents and liquid short-term investments of $27.2 million, excluding restricted deposits. We believe that our existing cash and liquid investments, cash used in operations, coupled with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital expenditure requirements for the next twelve months. However, existing cash and liquid investments could decline during the remainder of 2005 due to a weakening of the economy, a loss in revenue, an unanticipated increase in expenses, or changes in our planned cash outlay.

If our sales decrease, the ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, requiring us to use cash at a more rapid rate than expected and to seek additional capital. There can be no assurance that such additional capital will be available or, if available, that it will be at terms acceptable to us.

Certain reclassifications have been made to the prior years condensed consolidated financial statements to conform to current period presentation. These reclassifications had no impact on previously reported total assets, stockholders’ equity or net loss.

Note 2. Discontinued Operations and related Assets Held for Sale

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented.

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us. Of this total escrow, $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. Given the difficult negotiations we encountered with the acquiring company when negotiating the sale of the opto-electronics business, as well as the historical operating problems of the business, we determined there was significant uncertainty regarding the recoverability of the escrowed amounts. Accordingly, we did not recognize the cash held in escrow in recording the sale of the opto-electronics division. We will only record amounts as and when they are received. To date, we have resolved all claims made against the first $750,000 held in escrow by the acquiring company. In 2004, we received approximately $419,000 from the escrow, and in February 2005, we received $300,000, which was the remaining portion of the first $750,000 held in escrow due to us. Accordingly, we recorded a gain on discontinued operations for the three month period ended March 31, 2005 of $300,000. We also recorded a gain on discontinued operations of $58,000 in property tax refunds for the same period. The remaining $250,000 held in escrow will not be released until September 2005, if the buyer makes no claims against it by such date.

In addition, we retain a building located in Monterey Park, California that we have listed on the market for sale. This asset has been classified as “Assets held for sale” on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. In January 2005, we accepted an offer from a real estate developer to purchase the property for net proceeds of approximately $1.25 million, after deducting estimated commission and selling expenses. We expect the sale to be completed by the second quarter of 2005.

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Revenue	$—	$4,121
Cost of revenue	—	4,675
Gross loss	—	(554)
Operating expenses:
Selling, general and administrative	(58)	785
Research and development	—	366
Total operating expenses	(58)	1,151
Gain (loss) from operations	58	(1,705)
Interest expense	—	121
Gain (loss) before benefit for income taxes and gain on disposal	58	(1,826)
Gain on disposal	300	—
Net income (loss)	$358	$(1,826)

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2005	December 31, 2004
Current assets:
Cash	$871	$537
Accounts receivable, net	19	19
Assets held for sale	1,250	1,250
Total current assets	2,140	1,806
Other assets	200	200
Total assets	$2,340	$2,006
Current liabilities:
Accrued liabilities	$367	$359
Total liabilities	367	359
Net assets	1,973	1,647
Total liabilities and net assets	$2,340	$2,006

Note 3. Accounting for Stock-Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of AXT’s stock at the date of grant over the stock option exercise price. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Had compensation cost for our options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, our pro forma net loss and net loss per share would have been as summarized below (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss :
As reported	$(4,123)	$(2,560)
Less: Stock-based employee compensation income included in net loss as reported	(5)
Less: Stock-based compensation expense using the fair value based method, net of related tax	(235)	(593)
Pro forma net loss	$(4,363)	$(3,153)
Basic and diluted net loss per share:
As reported	$(0.18)	$(0.11)
Pro forma	$(0.19)	$(0.14)
Shares used in computing basic and diluted net loss per share	23,147	22,995

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Three Months Ended March 31,
	2005	2004
Weighted average risk free interest rate	4.2%	2.8%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	95.4%	92.4%

The weighted average grant date fair value of options granted during the three month periods ended March 31, 2005 and 2004 were $0.86 and $3.28 per share, respectively.

An analysis of historical information is used to determine the above assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short term investments are classified as follows (in thousands):

	March 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$7,155	$—	$—	$7,155	$8,638	$—	$—	$8,638
Cash equivalents:
Money market fund	3,742	—	—	3,742	1,681	—	—	1,681
US Treasury and agency securities	—	—	—	—	—	—	—	—
Commercial paper	3,284	—	—	3,284	398	—	—	398
Repurchase agreements	400	—	—	400	1,400	—	—	1,400
Total cash equivalents	7,426	—	—	7,426	3,479	—	—	3,479
Total cash and cash equivalents	14,581	—	—	14,581	12,117	—	—	12,117

Short-term investments:
US Treasury and agency securities	5,069	—	(17)	5,052	10,468	—	(16)	10,452
Asset-backed securities	5,158	—	(33)	5,125	4,410	—	(25)	4,385
Commercial paper	398	—	—	398	1,708	—	(1)	1,707
Corporate bonds	8,456	—	(33)	8,423	8,737	—	(30)	8,707
Corporate equity securities	1,466	351	—	1,817	1,465	1,561	—	3,026
Total short-term investments	20,547	351	(83)	20,815	26,788	1,561	(72)	28,277
Total cash, cash equivalents and short-term investments	$35,128	$351	$(83)	$35,396	$38,905	$1,561	$(72)	$40,394
Contractual maturities on short-term investments:
Due within 1 year	$15,500			$15,803	$21,879			$23,394
Due after 1 through 5 years	5,047			5,012	4,909			4,883
	$20,547			$20,815	$26,788			$28,277

The short-term investments amounts include $8.2 million and $8.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively.

We manage our short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. As of March 31, 2005 and December 31, 2004, we had no gross realized gain or loss on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt and equity securities as a result of an increase in interest rates during 2004. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2005 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2005 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
US Treasury and agency securities	$4,052	$(17)	$—	$—	$4,052	$(17)
Asset-backed securities	620	(4)	4,505	(29)	5,125	(33)
Corporate bonds	7,410	(28)	507	(5)	7,917	(33)
Total in loss position	$12,082	$(49)	$5,012	$(34)	$17,094	$(83)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31, 2005	December 31, 2004
Inventories, net:
Raw materials	$4,464	$4,416
Work in process	10,551	10,474
Finished goods	969	1,572
	$15,984	$16,462

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the three month period ended March 31, 2005	Restructuring Accrual as of December 31, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2005
Future lease payments related to abandoned facilities	$552	$39	$(129)	$462
Workforce reduction	—	86	—	86
Total	$552	$125	$(129)	$548

On March 14, 2005, we announced we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. We recorded a restructuring charge of $86,000 in the three month period ended March 31, 2005 relating to the reduction in force, which we completed in March 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force. We also recorded a restructuring charge of  $39,000 in the same period related to lease costs associated with facilities located in California that are no longer required to support production.

The remaining restructuring accrual for future lease payments related to abandoned facilities of $462,000 and workforce reduction of $86,000, are expected to be paid out through 2006 and 2005, respectively, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

Note 7. Net Loss Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Loss from continuing operations	$(4,481)	$(2,560)
Gain from discontinued operations	358	—
Less: Preferred stock dividends	(44)	(44)
Net loss to common stockholders	$(4,167)	$(2,604)
Denominator:
Denominator for basic net loss per share-weighted average common shares	23,147	22,995
Effect of dilutive securities:
Common stock options	—	—
Denominator for dilutive net loss per share	23,147	22,995
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.20)	$(0.11)
Gain from discontinued operations	0.02	—
Net loss to common stockholders	$(0.18)	$(0.11)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,534	547

Note 8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004

Net loss	$(4,123)	$(2,560)
Foreign currency translation loss	(144)	(58)
Unrealized loss on available for sale investments	(1,221)	(1,156)
Comprehensive loss	$(5,488)	$(3,774)

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2005	2004
Net revenues:
North America *	$972	$2,110
Europe	1,782	1,416
Japan	240	1,236
Taiwan	1,660	3,144
Asia Pacific and other	1,980	1,870
	$6,634	$9,776

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31, 2005	December 31, 2004
Long-lived assets:
North America	$6,782	$7,163
Asia Pacific	10,993	11,882
	$17,775	$19,045

Significant Customers

One customer represented 12.9% and 13.1% of revenues for the three month periods ended March 31, 2005 and 2004, respectively. Our top five customers represented 44.6% and 38.9% of revenue for the three month periods ended March 31, 2005, and 2004, respectively.

Note 10. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business. We are currently negotiating a new joint venture investment in China for a germanium business opportunity, and upon the fulfillment of certain conditions, we may invest up to $1.0 million in the new joint venture in 2005. Our investments in these private corporate affiliates are summarized below (in thousands):

	Investment Balance As of
Affiliate	March 31, 2005	December 31, 2004	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$1,071	$1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd	616	616	Consolidated	88
Beijing BoYu Manufacturing Co., Ltd	409	409	Consolidated	70
Xilingol Tongli Ge Co. Ltd	847	863	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	584	593	Equity	25

The investment balances for the two affiliates accounted for under the equity method are included in other assets in the condensed consolidated balance sheets. We own 25% of the ownership interests in each of these affiliates. These two affiliates are not considered variable interest entities because:

•        both affiliates have sustainable businesses of their own;

•        our voting power is proportionate to our ownership interests;

•        we only recognize our respective share of the losses and/or residual returns generated by the affiliates if they occur, or both and

•        we do not have controlling financial interests in either affiliate, do not maintain operational or management control, nor control of the board of directors, and are not required to provide additional investment or financial support to either affiliate.

Undistributed retained earnings relating to our corporate affiliates were $1.6 million and $1.0 million as of March 31, 2005 and 2004, respectively. Net income recorded from our corporate affiliates were $88,000 and $230,000 for the three month periods ended March 31, 2005 and 2004, respectively.

The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other expense (income)” on the condensed consolidated statements of operations.

Note 11. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The Court consolidated the case with a subsequent related case and appointed a lead plaintiff.  On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit complaint names AXT, Inc. and our chief executive officer, China operations, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed.  We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Contract Commitment

We have entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004 with a current contract value of $130,000. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $130,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, we have met all of our current delivery obligations under these contracts and expect to continue to meet delivery requirements during the remainder of the contract terms.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual during the three month period ended March 31, 2005 (in thousands):

Amount
Warranty accrual, January 1, 2005	$135
Charged to cost of sales	—
Actual warranty expenditures	—
Warranty accrual, March 31, 2005	$135

In March 2004, we increased our reserve for repair and replacement costs by $745,000, after determining that we had not followed certain requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years.  Approximately $285,000 of the $745,000 sales returns reserve has been utilized as of March 31, 2005.

Note 12. Foreign Exchange Contracts and Transaction Gains/Losses

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange losses of $20,000 for the three month period ended March 31, 2005, and a foreign currency exchange gain of $113,000 for the three month period ended March 31, 2004.

Note 13. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.

In March 2005 the U.S. Securities and Exchange Commission, (“ SEC”), released Staff Accounting Bulletin 107 (“SAB107”), “Share-Based Payments,” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

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

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions, and include statements concerning future sales returns and claims arising from our recent investigation into product testing and reporting practices; the adequacy of our reserves; future industry demand; our ability to regain lost market share; our ability to offer products that equal or exceed the quality provided by competitors; product pricing; cost savings as a result of our move to China; the amount of future revenues generated from sales of raw materials; and litigation. Statements concerning our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the condensed consolidated financial statements included elsewhere in this report.

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

Discontinued Opto-Electronics Business

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented. See Note 2 to our condensed consolidated financial statements for details regarding the accounting for discontinued operations.

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us. Of this total escrow $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. Given the difficult negotiations we encountered with the acquiring company when negotiating the sale of the opto-electronics business, as well as the historical operating problems of the business, we determined there was significant uncertainty regarding the recoverability of the escrowed amounts. Accordingly, we did not recognize the cash held in escrow in recording the sale of the opto-electronics division. We will only record amounts as and when they are received. As of March 31, 2005, we have resolved all claims made against the first $750,000 held in escrow by the acquiring company, and have received all but $31,000 of the first $750,000 held in escrow. As of March 31, 2005, we have $250,000 in escrow which will not be eligible for release until September 2005.

In addition, we retain a building located in Monterey Park, California that we have listed on the market for sale. This asset has been classified as held for sale on the condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004. We accepted an offer in January 2005 from a real estate developer to purchase the property for net proceeds of approximately $1.25 million, after deducting estimated commission and selling expenses. We expect the sale to be completed in the second quarter of 2005.

Impairment and Restructuring Charges

Inventory Impairment

In September 2004, we wrote down $2.1 million of obsolete inventory. The wafers and ingots comprising the written-down inventory had been manufactured within the prior two and three years, respectively. During the third quarter of 2004, it became apparent that our revenues were likely to continue to decline in the fourth and subsequent quarters due to the need to re-qualify our products with several customers. Furthermore, many new orders were for products with specifications that differed from the features of the products held in inventory. In accordance with our policy, we evaluated the levels of our inventory, and determined that in light of current market conditions, we had excess and obsolete inventory based upon its age and quality, and that the inventory exceeded the sales projections as revised. Accordingly, we established a reserve for the excess. The majority of this inventory has not been scrapped.

Restructuring Charges

During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $231,000 for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. As of December 31, 2004, we saved approximately $560,000 in payroll and related expenses. On an annual basis, we anticipate payroll and related expense savings of $1.5 million. On March 14, 2005, we announced we would be reducing the workforce in March 2005 at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. We recorded a restructuring charge of $86,000 in the three month period ended March 31, 2005 relating to the reduction in force, which we completed in March 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force. We also recorded a restructuring charge of  $39,000 in the same period related to lease costs associated with facilities located in California that are no longer required to support production. For the remainder of 2005, we will continue to reduce costs by qualifying new lower cost suppliers, moving more of our administrative functions to China where our costs are lower, and streamlining our organization structure and costs in the United States and China to bring them in line with our current business.

Critical Accounting Policies and Estimates

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we have had to make estimates, assumptions and judgments that affect the amounts reported on our financial statements. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our results of operations and financial condition are based upon these condensed consolidated financial statements. We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

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

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. Approximately $285,000 of the $745,000 sales returns reserve had been utilized as of March 31, 2005.

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

In previous years, three of our customers had filed for bankruptcy protection. Upon notification of the bankruptcy, we immediately stopped shipping orders to these customers other than on payment in advance. At that time, the outstanding balances of these customers had been fully reserved. The related accounts receivable balances and reserve were subsequently written off in November 2004 when we finally determined that the balances were uncollectible. This determination was made as a result of our unsuccessful efforts to collect these accounts receivable, the significant length of time that the receivables balance was outstanding, and the unlikelihood that we would collect the balances from the bankrupt’s estate. As of March 31, 2005 and December 31, 2004, our accounts receivable balance was $4.5 million and $4.0 million, respectively, which was net of an allowance for doubtful accounts of $1.1 million and $1.1 million, respectively. During 2004, we wrote off $3.5 million of fully reserved accounts receivable and increased the allowance for doubtful accounts by $0.3 million. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2005, accrued product warranties totaled $135,000. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. During the third quarter of 2004, it became apparent that our revenues were likely to continue to decline in the fourth and subsequent quarters due to the need to re-qualify our products with several customers. Furthermore, many new orders were for products with specifications that differed from the features of the products held in inventory. In accordance with our policy, we evaluated the levels of our inventory, and determined that in light of current market conditions, we had excess and obsolete inventory based upon its age and quality, and that the inventory exceeded the sales projections as revised. Accordingly, we established a reserve for the excess. As of March 31, 2005, we had an inventory reserve of $17.8 million. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Employee Stock Options

We believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all management employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. The adoption of Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) is expected to result in a material increase in expense during the second half of 2005 based on unvested options outstanding as of March 31, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share. See Note 3 to our condensed consolidated financial statements.

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

Results of Operations

Revenue

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
GaAs	$5,193	$8,038	$(2,845)	(35.4)%
InP	137	516	(379)	(73.4)
Raw Materials	1,296	1,202	94	7.8
Other	8	20	(12)	(60.0)
Total revenue	$6,634	$9,776	$(3,142)	(32.1)%

Revenue from continuing operations decreased $3.1 million, or 32.1% to $6.6 million for the three month period ended March 31, 2005 compared with $9.8 million for the three month period ended March 31, 2004.

Total GaAs substrate revenue decreased $2.8 million or 35.4%, to $5.2 million for the three month period ended March 31, 2005 compared with $8.0 million for the three month period ended March 31, 2004. Sales of 2 inch and 3 inch diameter GaAs substrates were $3.8 million for the three month period ended March 31, 2005 compared with $5.0 million for the three month period ended March 31, 2004. The decrease in GaAs substrate revenue is due to the pricing pressures causing prices to decline and overall lesser demand from our wireless application customers. InP substrate revenue decreased $379,000, or 73.4%, to $137,000 for the three month period ended March 31, 2005 compared with $516,000 for the three month period ended March 31, 2004. The decrease in InP substrate revenue was due to a decline in orders from customers who are qualifying our China-grown products.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
North America *	$972	$2,110	$(1,138)	(53.9)%
% of total revenue	15%	22%
Europe	1,782	1,416	366	25.8
% of total revenue	27%	15%
Japan	240	1,236	(996)	(80.6)
% of total revenue	3%	12%
Taiwan	1,660	3,144	(1,484)	(47.2)
% of total revenue	25%	32%
Asia Pacific (excluding Japan and Taiwan)	1,980	1,870	110	5.9
% of total revenue	30%	19%
Total revenue	$6,634	$9,776	$(3,142)	(32.1)%

*                 Primarily the United States

International revenue increased to 85% of total revenue from continuing operations for the three month period ended March 31, 2005 compared with 78% of total revenue from continuing operations for the three month period ended March 31, 2004. The increase was primarily due to a greater share of our GaAs substrates being used in opto-electronics applications and the majority of our customers for these applications are in Asia and Europe.

Gross Margin

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gross profit	$279	$533	$(254)	(47.7)%
Gross Margin %	4.2%	5.5%

Gross margin. Gross margin decreased to 4.2% of total revenue for the three month period ended March 31, 2005 compared with 5.5% of total revenue for the three month period ended March 31, 2004. The decrease was primarily due to the pricing pressures causing selling prices to decline.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,252	$2,770	$1,482	53.5%
% of total revenue	64.1%	28.3%

Selling, general and administrative expenses increased to $4.3 million for the three month period ended March 31, 2005 compared with $2.8 million for the three month period ended March 31, 2004. The increase was primarily due to $1.3 million of expenses to be incurred for decommissioning our Fremont, California facilities and slightly higher legal and other professional expenses.

Research and Development

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Research and development	$362	$341	$21	6.2%
% of total revenue	5.5%	3.5%

Research and development expenses increased $21,000, or 6%, to $362,000 for the three month period ended March 31, 2005 compared with $341,000 for the three month period ended March 31, 2004. We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and as a result, we expect research and development expenses to remain at the levels of recent quarters or increase in future periods. Research and development efforts during 2005 were focused primarily on improving the yield and surface quality of our GaAs substrates.

Restructuring Charges

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$125	$—	$125	NM
% of total revenue	1.9%	—

NM: percentage not meaningful

During the three month period ended March 31, 2005, we recorded restructuring charges of $86,000 and $39,000, respectively, related to the reduction in work force effected in March 2005, and to lease costs associated with facilities located in California that are no longer required to support production.

Interest Income, net

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Interest income, net	$119	$24	$95	395.8%
% of total revenue	1.8%	0.2%

Interest income, net increased $95,000 to $119,000 for the three month period ended March 31, 2005 compared with $24,000 for the three month period ended March 31, 2004 as a result of lower debt levels as we continued to pay down our debt.

Other Income and Expense, net

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(105)	$34	$(139)	(408.8)%
% of total revenue	(1.6)%	0.3%

Other expense was $105,000 for the three month period ended March 31, 2005 compared with other income of $34,000 for the three month period ended March 31, 2004. The increase in other expense was mainly due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$35	$40	$(5)	(12.5)%
% of total revenue	0.5%	0.4%

We provided for income taxes of $35,000 for our overseas businesses for the three month period ended March 31, 2005 compared to $40,000 for the three month period ended March 31, 2004.

Gain from Discontinued Operations

	Three Months Ended March 31,		Increase
	2005	2004	(Decrease)	% Change
	$ in thousands)
Gain from discontinued operations	$358	$—	$358	NM
% of total revenue	5.4%	—

NM: percentage not meaningful

In February 2005, we received $300,000 which was the remaining portion of the first $750,000 held in escrow due to us and accordingly we recorded a gain on discontinued operations for the three month period ended March 31, 2005 of $300,000. We also recorded a gain on discontinued operations of $58,000 in property tax refunds for the same period.

Liquidity and Capital Resources

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. As of March 31, 2005, our principal sources of liquidity were $27.2 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments decreased $5.0 million to $27.2 million as of March 31, 2005 compared with $32.2 million as of December 31, 2004. Of this decrease, $1.2 million was the decrease in our investment in Finisar common stock from $2.7 million as of December 31, 2004 to $1.5 million as of March 31, 2005, and $1.9 million was our payment to Sumitomo Electric Industries, Ltd. for the settlement charge and cross-license fee, and the continual funding of our operations.

Net cash used by operating activities of $3.2 million for the three month period ended March 31, 2005 was comprised primarily of our net loss of $4.1 million adjusted for non-cash items consisting primarily of depreciation of $1.3 million, partially offset by $423,000 net decrease in assets and liabilities. The net decrease in assets and liabilities resulted primarily from a decrease in prepaid expenses and accounts receivable partially offset by an increase in inventory and a decrease in accrued liabilities.

Net accounts receivable increased by $0.4 million, or 10.6%, to $4.5 million as of March 31, 2005 compared with $4.0 million as of December 31, 2004. The increase reflects the return to normal historical levels after better than expected collections from customers in the prior quarters.

Net inventories decreased $0.5 million, or 2.9% to $16.0 million as of March 31, 2005 compared with $16.5 million as of December 31, 2004.

Net cash provided by investing activities of $5.9 million for the three month period ended March 31, 2005 included the sales of investment securities totaling $8.4 million partially offset by purchases of investment securities of $2.2 million and purchases of property, plant and equipment of $0.2 million.

We do not have any plans to initiate any major new capital spending projects through 2005. We are currently completing certain projects at our China facilities and closing our remaining manufacturing facilities in Fremont, California. We expect to invest approximately $1.1 million in capital projects in 2005. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $119,000 for the three month period ended March 31, 2005 consisted of payments of $150,000 related to long-term borrowings and $29,000 to repurchase our common stock, partially offset by proceeds of $60,000 through our employee stock purchase and stock option programs.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 1.94% as of March 31, 2005. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of March 31, 2005, $7.9 million was outstanding under these bonds.

As of March 31, 2005, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.2 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility.

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

Outstanding contractual obligations as of March 31, 2005 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$7,900	$450	$1,420	$900	$5,130
Operating Leases	6,452	1,235	2,180	1,496	1,541
Purchase Obligation	1,017	1,017	—	—	—
Total	$15,369	$2,702	$3,600	$2,396	$6,671

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expense under these operating leases were approximately $384,000 and $352,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.

In March 2005 the U.S. Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin 107, “Share-Based Payments,” or SAB 107. The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

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

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Risks Related to Our Business

We may incur claims or other liabilities or obligations related to our failure to follow requirements for testing of products and provision of testing data and information relating to customer requirements. Additionally, customers may cancel or reduce future shipments in response to these failures.

During the first quarter of 2004, we determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements. We notified affected customers concerning our findings, however, there can be no assurance that we will not incur customer claims or other liabilities or obligations in connection with this matter, nor, if we receive any such claims, that we will not have to restate results from prior periods. In addition, revenue in future periods may be adversely impacted if customers decide not to order from us as a result of this disclosure. We experienced several cancellations of future orders by customers pending further information regarding enhancements to our product testing and quality control systems. In addition, some customers are requiring additional qualification of our China operations before placing future orders with us. We cannot be sure that we will not receive additional cancellations of orders by other customers, or fail to win expected future orders from customers, as a result of our disclosure of our investigation conclusions, or that our customers will qualify our China operations and place future orders with us.

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

On June 11, 2003, Cree, Inc. filed a complaint in the United States Court for Northern District of California against us alleging patent infringement. The complaint sought damages and injunction against infringement. On July 23, 2003, we filed a counter complaint in the United States Court for Northern District of California, denying any patent infringement and alleging that Cree’s actions were intentionally designed to interfere with our prospective business relationships. We reached an agreement with Cree resolving the disputes between us and signed a settlement agreement on March 5, 2004. The resolution of the disputes did not have a material adverse impact on our condensed consolidated financial position or results of operations.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 44.6% and 38.9% of revenue for the three month periods ended March 31, 2005, and 2004, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. In addition, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 85% and 78% of our total revenue for the three month periods ended March 31, 2005 and 2004, respectively. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

We need to continue to improve or implement our systems, procedures and controls and may not receive a  favorable attestation report  on our internal control systems by our independent registered public accounting firm.

The new requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and an attestation of these systems by our independent registered public accounting firm. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. Although the guidelines for the evaluation and attestation of internal control systems have been finalized, the evaluation and attestation processes are new and untested. Therefore, we can give no assurances that our systems will satisfy the new requirements of the Securities and Exchange Commission or that we will receive a favorable review and attestation by our independent registered public accounting firm.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended December 31, 2004, the high and low closing sales prices of our common stock were $4.68 and $1.05, respectively, and for the three months ended March 31, 2005, the high and low closing sales prices of our common stock were $1.52 and $1.17, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

We have adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of March 31, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2005	Current Interest Rate	Projected Annual Interest Income/ (Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalents	$14,581	0.50%	$73	$66	$80
Investment in debt and equity instruments	20,815	1.40	291	262	321
Long-term debt	(7,900)	2.74	(216)	(195)	(238)
			$148	$133	$163

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. In March 2005, we recorded a $1.2 million charge to write down our investment in one private U.S. company. As of March 31, 2005, the minority investments we continue to hold amounted to $1.8 million.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) No change in our internal control over financial reporting was made during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2005 through January 31, 2005	10,000	$1.23	10,000	$1,987,740
February 1, 2005 through February 28, 2005	—	—	—	$1,987,740
March 1, 2005 through March 31, 2005	13,383	$1.23	13,383	$1,971,313
Total	23,383	$1.23	23,383	$1,971,313

(1)  Pursuant to a Plan publicly announced on August 25, 2004 in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of the Company's common stock. Repurchases will be made from time to time in the open market during the twelve-month period ending July 31, 2005, at prevailing market prices. Repurchases will be made under the program using the Company's own cash resources.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AXT, INC.

Dated: May 6, 2005	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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