Form 10-Q
period 2005-06-30
AXT INC
filed 2005-08-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005
Common Stock, $0.001 par value	23,007,043

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2005 and 2004
Notes To Condensed Consolidated Financial Statements
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
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2005	December 31, 2004
Assets:
Current assets
Cash and cash equivalents	$15,112	$12,117
Short-term investments	9,881	20,062
Accounts receivable, net of allowance of $526 and $1,087 as of June 30, 2005 and December 31, 2004, respectively	4,955	4,034
Inventories, net	15,336	16,462
Prepaid expenses and other current assets	2,438	2,523
Assets held for sale	—	1,250
Total current assets	47,722	56,448
Property, plant and equipment, net	17,556	19,045
Restricted deposits	8,215	8,215
Other assets	3,789	3,832
Total assets	$77,282	$87,540

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$1,816	$1,895
Accrued liabilities	3,994	4,765
Accrued restructuring	504	552
Current portion of long-term debt	450	450
Income taxes payable	3,015	2,925
Total current liabilities	9,779	10,587
Long-term debt, net of current portion	7,300	7,600
Other long-term liabilities	1,362	1,336
Total liabilities	18,441	19,523
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,017 and 23,119 shares issued and outstanding, at June 30, 2005 and December 31, 2004, respectively	23	23
Additional paid-in-capital	155,296	155,431
Accumulated deficit	(99,963)	(92,561)
Accumulated other comprehensive income	(47)	1,592
Total stockholders’ equity	58,841	68,017
Total liabilities and stockholders’ equity	$77,282	$87,540

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$6,032	$9,524	$12,666	$19,300
Cost of revenue	5,905	8,695	12,260	17,938
Gross profit	127	829	406	1,362
Operating expenses:
Selling, general and administrative	2,716	3,203	6,968	5,973
Research and development	423	350	785	691
Restructuring charges	237	1,077	362	1,077
Total operating expenses	3,376	4,630	8,115	7,741
Loss from operations	(3,249)	(3,801)	(7,709)	(6,379)
Interest income, net	131	54	250	78
Other expense, net	(196)	(225)	(301)	(191)
Loss before provision for income taxes	(3,314)	(3,972)	(7,760)	(6,492)
Provision for incomes taxes	18	97	53	137
Loss from continuing operations	(3,332)	(4,069)	(7,813)	(6,629)
Discontinued operations:
Gain from discontinued operations, net of tax	53	222	411	222
Net loss	$(3,279)	$(3,847)	$(7,402)	$(6,407)

Basic and diluted loss per share:
Loss from continuing operations	$(0.14)	$(0.18)	$(0.34)	$(0.29)
Gain from discontinued operations	—	0.01	0.02	0.01
Net loss	$(0.14)	$(0.17)	$(0.32)	$(0.28)

Shares used in computing basic and diluted net loss per share	23,079	23,045	23,113	23,020

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,402)	$(6,407)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,068	2,437
Amortization of marketable securities premium/discount	152	123
Non-cash restructuring charge	362	1,077
Loss on disposal of property, plant and equipment	217	—
Stock based compensation	(2)	—
Gain on disposal of discontinued operations	(53)	(222)
Changes in assets and liabilities:
Accounts receivable, net	(921)	1,907
Inventories, net	1,126	2,261
Prepaid expenses	85	(1,271)
Other assets	43	38
Accounts payable	(79)	153
Accrued liabilities	(1,181)	(309)
Income taxes	90	—
Other long-term liabilities	26	27
Net cash used in operating activities	(5,469)	(186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(827)	(702)
Proceeds from sales of property, plant and equipment	31	—
Purchases of marketable securities	(5,380)	(20,650)
Proceeds from sale of marketable securities	13,988	10,422
Proceeds from sale of assets held for sale, net	1,303	—
Decrease in restricted cash	—	4,150
Net cash provided by (used in) investing activities	9,115	(6,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	60	193
Repurchase of common stock	(193)	—
Long-term debt payments	(300)	(2,728)
Net cash used in financing activities	(433)	(2,535)
Effect of exchange rate changes	(218)	(55)
Net increase (decrease) in cash and cash equivalents	2,995	(9,556)
Cash and cash equivalents at the beginning of the period	12,117	24,339
Cash and cash equivalents at the end of the period	$15,112	$14,783

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 18, 2005 and May 6, 2005, respectively.

Revenues from continuing operations decreased for the three month period ended June 30, 2005 compared to the same period of fiscal 2004. In response to continued net losses, we have taken measures including the shifting of production to China to reduce costs and control cash flows. As of June 30, 2005, we had available cash, cash equivalents and short-term investments of $25.0 million, excluding restricted deposits. We believe that our existing cash and cash equivalents and short-term investments, together with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital requirements for the next twelve months. However, existing cash and cash equivalents and short-term investments could decline during the remainder of 2005 due to a weakening of the economy, a loss in revenue, an unanticipated increase in expenses, or changes in our planned cash outlay.

If our performance fails to improve, we will continue to use cash and may at some time be forced to seek additional capital. There can be no assurance that additional capital will be available or, if available to us, that it will be at terms acceptable to us.

Note 2. Discontinued Operations and related Assets Held for Sale

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our May 1999 acquisition of Lyte Optronics, Inc.. The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented.

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. Given the difficult negotiations we encountered with the acquiring company when negotiating the sale of the opto-electronics business, as well as the historical operating problems of the business, we determined there was significant uncertainty regarding the recoverability of the escrowed amounts. Accordingly, we did not recognize the cash held in escrow in recording the sale of the opto-electronics division, and have only recorded amounts as and when they are received. To date, we have resolved all claims made against the first $750,000 held in escrow, and have received approximately $719,000 from the escrow. Accordingly, we recorded a gain on discontinued operations for the six month period ended June 30, 2005 of $300,000. We also recorded a gain on discontinued operations of $58,000 in property tax refunds for the same period. The remaining $250,000 held in escrow will not be released until September 2005, if the buyer makes no claims against it by such date.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the condensed consolidated balance sheets as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on sale of $53,000 for the quarter ended June 30, 2005.

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross loss	—	—	—	—
Operating expenses:
Selling, general and administrative	—	(222)	—	(222)
Research and development	—	—	—	—
Impairment costs	—	—	—	—
Total operating expenses	—	(222)	—	(222)
Gain (loss) from operations	—	222	—	222
Interest expense	—	—	—	—
Gain (loss) before benefit for income taxes and loss on disposal	—	222	—	222
Income tax (benefit)	—	—	—	—
Gain on disposal	53	—	411	—
Net income (loss)	$53	$222	$411	$222

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2005	December 31, 2004
Current assets:
Cash	$522	$537
Accounts receivable, net	19	19
Assets held for sale	—	1,250
Total current assets	541	1,806
Other assets	—	200
Total assets	$541	$2,006
Current liabilities:
Accrued liabilities	$318	$359
Total liabilities	318	359
Net assets	223	1,647
Total liabilities and net assets	$541	$2,006

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

Had compensation cost for our options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, our pro forma net loss and net loss per share would have been as summarized below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss :
As reported	$(3,279)	$(3,847)	$(7,402)	$(6,407)
Less: Stock-based employee compensation expense (income) included in net loss as reported	2	—	(3)	—
Less: Stock-based compensation expense using the fair value based method, net of related tax	(232)	(253)	(467)	(846)
Pro forma net loss	$(3,509)	$(4,100)	$(7,872)	$(7,251)
Basic and diluted net loss per share:
As reported	$(0.14)	$(0.17)	$(0.32)	$(0.28)
Pro forma	$(0.15)	$(0.18)	$(0.34)	$(0.31)
Shares used in computing basic and diluted net loss per share	23,079	23,045	23,113	23,020

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Six Months Ended June 30,
	2005	2004
Weighted average risk free interest rate	3.72%	1.68%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	93.2%	85.3%

The weighted average grant date fair value of options granted during the six month period ended June 30, 2005 and 2004 were $0.86 and $1.97 per share, respectively.

An analysis of historical information is used to determine the above assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant.

Note 4. Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short term investments are classified as follows (in thousands):

	June 30, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$6,690	$—	$—	$6,690	$8,638	$—	$—	$8,638
Cash equivalents:
Money market fund	645	—	—	645	1,681	—	—	1,681
US Treasury and agency securities	—	—	—	—	—	—	—	—
Commercial paper	4,777	—	—	4,777	398	—	—	398
Repurchase agreements	3,000	—	—	3,000	1,400	—	—	1,400
Total cash equivalents	8,422	—	—	8,422	3,479	—	—	3,479
Total cash and cash equivalents	15,112	—	—	15,112	12,117	—	—	12,117

Short-term investments:
US Treasury and agency securities	4,481	—	(12)	4,469	10,468	—	(16)	10,452
Asset-backed securities	3,796	—	(13)	3,783	4,410	—	(25)	4,385
Commercial paper	493	—	—	493	1,708	—	(1)	1,707
Corporate bonds	7,791	—	(23)	7,768	8,737	—	(30)	8,707
Corporate equity securities	1,467	116	—	1,583	1,465	1,561	—	3,026
Total short-term investments	18,028	116	(48)	18,096	26,788	1,561	(72)	28,277
Total cash, cash equivalents and short-term investments	$33,140	$116	$(48)	$33,208	$38,905	$1,561	$(72)	$40,394
Contractual maturities on short-term investments:
Due within 1 year	$14,034			$14,118	$21,879			$23,394
Due after 1 through 5 years	3,994			3,978	4,909			4,883
	$18,028			$18,096	$26,788			$28,277

The short-term investments amounts include $8.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively.

We manage our short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. As of June 30, 2005 and December 31, 2004, we had no gross realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt and equity securities as a result of an increase in interest rates during 2004 and the first half of 2005. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2005 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2005 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
US Treasury and agency securities	$3,469	$(12)	$—	$—	$3,469	$(12)
Asset-backed securities	1,231	(4)	2,552	(9)	3,783	(13)
Corporate bonds	6,342	(18)	1,426	(5)	7,768	(23)
Total in loss position	$11,042	$(34)	$3,978	$(14)	$15,020	$(48)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30, 2005	December 31, 2004
Inventories, net:
Raw materials	$4,896	$4,416
Work in process	9,763	10,474
Finished goods	677	1,572
	$15,336	$16,462

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the three month period ended June 30, 2005	Restructuring Accrual as of March 31, 2005	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2005
Future lease payments related to abandoned facilities	$462	$169	$(144)	$487
Workforce reduction	86	(30)	(56)	—
Japan office closure	—	98	(81)	17
Total	$548	$237	$(281)	$504

For the six month period ended June 30, 2005	Restructuring Accrual as of December 31, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2005
Future lease payments related to abandoned facilities	$552	$208	$(273)	$487
Workforce reduction	—	56	(56)	—
Japan office closure	—	98	(81)	17
Total	$552	$362	$(410)	$504

On March 14, 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. In March 2005, we recorded a restructuring charge of $86,000 relating to the reduction in work force, which we completed in June 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force.

For the three and six month periods ended June 30, 2005 we recorded restructuring charges of $169,000 and $208,000, respectively, related to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $487,000, is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

On April 28, 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. In the three month period ended June 30, 2005 we recorded a restructuring charge of $98,000 relating to the closure of our Japan office of which $17,000 is in the restructuring accrual balance at June 30, 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to the closure of our Japan office. The remaining restructuring accrual for our Japan office closure of $17,000 is expected to be paid out through 2005, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

Note 7. Net Loss Per Share

Basic net loss per common share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issueable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(3,279)	$(3,847)	$(7,402)	$(6,407)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(3,323)	$(3,891)	$(7,490)	$(6,495)
Denominator:
Denominator for basic net loss per share - weighted average common shares	23,079	23,045	23,113	23,020
Effect of dilutive securities:
Common stock options	—	—	—	—
Denominator for dilutive net loss per common share	23,079	23,045	23,113	23,020
Basic and diluted net loss per share	$(0.14)	$(0.17)	$(0.32)	$(0.28)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,492	1,916	2,492	1,916

Note 8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net loss	$(3,279)	$(3,847)	$(7,402)	$(6,407)
Foreign currency translation (loss) gain	(74)	1	(218)	(57)
Unrealized loss on available for sale investments	(200)	(296)	(1,421)	(1,452)
Comprehensive loss	$(3,553)	$(4,142)	$(9,041)	$(7,916)

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenues:
North America*	$1,310	$2,180	$2,282	$4,288
Europe	1,802	2,287	3,584	3,702
Japan	559	1,023	799	2,259
Taiwan	402	2,539	2,058	5,683
Asia Pacific and other	1,959	1,495	3,943	3,368
Consolidated	$6,032	$9,524	$12,666	$19,300

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30, 2005	December 31, 2004
Long-lived assets:
North America	$6,738	$7,163
Asia Pacific	10,818	11,882
	$17,556	$19,045

Significant Customers

One customer represented 14.6% and 9.6% of revenues for the three month periods ended June 30, 2005 and 2004, respectively. One customer represented 12.2% and 9.5% of revenues for the six month periods ended June 30, 2005 and 2004, respectively. Our top five customers represented 38.7% and 35.6% of revenue for the three month periods ended June 30, 2005, and 2004, respectively. Our top five customers represented 39.8% and 34.6% of revenue for the six month periods ended June 30, 2005, and 2004, respectively.

Note 10. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business. Our investments in these private corporate affiliates are summarized below (in thousands):

	Investment Balance As of
Affiliate	June 30, 2005	December 31, 2004	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$1,071	$1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd	616	616	Consolidated	88
Beijing BoYu Manufacturing Co., Ltd	409	409	Consolidated	70
Xilingol Tongli Ge Co. Ltd	843	863	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	581	593	Equity	25

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

Undistributed retained earnings relating to our corporate affiliates were $1.8 million and $1.4 million as of June 30, 2005 and 2004, respectively. Net income recorded from our corporate affiliates were $243,000 and $382,000 for the three month periods ended June 30, 2005 and 2004, respectively. Net income recorded from our corporate affiliates were $332,000 and $612,000 for the six month periods ended June 30, 2005 and 2004, respectively.

The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other expense (income)” on the condensed consolidated statements of operations.

We have considered investments in other joint ventures, including a new joint venture investment in China for a germanium business opportunity.  If agreement is reached with the other parties concerning the formation of this joint venture, we may, upon the fulfillment of certain conditions, invest up to $1.0 million in the new joint venture in 2005.

Note 11. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The Court consolidated the case with a subsequent related case and appointed a lead plaintiff.  On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit complaint names AXT, Inc. and our chief technology officer, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed.  We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et. Al. vs. American Xtal Technology, et. Al., No. R 605215713.  The lawsuit complaint names AXT and its chief technology officer and former interim chief executive officer, and is brought on behalf of two former employees and their minor child.  The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of defendants, including the minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol.  The complaint seeks damages of $10 million each for pain, suffering and inconvenience, and for emotion distress, special damages to be determined, and punitive damages in the amount of $10 million.  We believe that there are meritorious defenses against this litigation and intend to vigorously defend it.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Contract Commitment

We have entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004 with a current contract value of $130,000. The contract sales prices are subject to review quarterly and can be adjusted in the event that raw material prices change. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. Partial prepayments received for these supply contracts totaling $125,000 and $130,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, we have met all of our current delivery obligations under these contracts and expect to continue to meet delivery requirements during the remainder of the contract terms.

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

We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which we currently have in place.

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual during the three month and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Beginning accrued warranty and related costs	$135	$135	$135	$—
Charged to cost of revenue	(53)	—	(53)	135
Actual warranty expenditures	—	—	—	—
Ending accrued warranty and related costs	$82	$135	$82	$135

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000, after determining that we had not followed certain requirements for testing of products and provision of testing data and information relating to customer requirements for certain shipments made over the past several years. Approximately $487,000 of the $745,000 sales returns reserve has been utilized as of June 30, 2005. We will continue to monitor the returns for this specific reserve.

Note 12. Foreign Exchange Contracts and Transaction Gains/Losses

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred a foreign currency transaction exchange loss of $29,000 for the three month period ended June 30, 2005, and a foreign currency exchange loss of $75,000 for the three month period ended June 30, 2004. We incurred a foreign currency transaction exchange loss of $49,000 for the six month period ended June 30, 2005, and a foreign currency exchange loss of $11,000 for the six month period ended June 30, 2004.

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

In March 2005, the U.S. Securities and Exchange Commission, (“ SEC”), released Staff Accounting Bulletin 107 (“SAB107”), “Share-Based Payments” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

Discontinued Opto-Electronics Business

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. The discontinued opto-electronics division manufactured blue, cyan, and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Accordingly, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented. See Note 2 to our condensed consolidated financial statements for details regarding the accounting for discontinued operations.

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us. Of this total escrow $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. Given the difficult negotiations we encountered with the acquiring company when negotiating the sale of the opto-electronics business, as well as the historical operating problems of the business, we determined there was significant uncertainty regarding the recoverability of the escrowed amounts. Accordingly, we did not recognize the cash held in escrow in recording the sale of the opto-electronics division, and have only recorded amounts as and when they are received. As of June 30, 2005, we have resolved all claims made against the first $750,000 held in escrow by the acquiring company, and have received all but $31,000 of the first $750,000 held in escrow. As of June 30, 2005, we have $250,000 in escrow which will not be eligible for release until September 2005.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the condensed consolidated balance sheets as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on sale of $53,000 in the quarter ended June 30, 2005.

Restructuring Charges

During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $231,000 for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. On an annual basis, we anticipate payroll and related expense savings of $1.5 million. On March 14, 2005, we announced a reduction of our workforce at our Beijing, China manufacturing facility of approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. We recorded a restructuring charge of $56,000 in the six month period ended June 30, 2005 relating to the reduction in force, which we completed in March 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force.

For the three and six month periods ended June 30, 2005, we recorded restructuring charges of $169,000 and $208,000, respectively, related to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $487,000, is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

In April, 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. In the three month period ended June, 2005 we recorded a restructuring charge of $98,000 relating to the closure of our Japan office of which $17,000 is in the restructuring accrual balance at June 30, 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to the closure of our Japan office. The remaining restructuring accrual for our Japan office closure of $17,000 is expected to be paid out through 2005 and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

We believe that the following are our critical accounting policies:

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates and sell certain raw materials including gallium, germanium dioxide, and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude recognition of the revenue earned on the sale. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services. Additionally, we do not provide discounts or other incentives to customers except for one customer with whom we agreed in the fourth quarter of 2004 to provide a certain amount of cumulative discounts on future product purchases from us. We will recognize these discounts in future periods as a reduction in revenue as products are sold to this customer.

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. Approximately $487,000 of the $745,000 sales returns reserve had been utilized as of June 30, 2005. We will continue to monitor the returns for this specific reserve.

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

As of June 30, 2005 and December 31, 2004, our accounts receivable balance was $5.0 million and $4.0 million, respectively, which was net of an allowance for doubtful accounts of $0.5 million and $1.1 million, respectively.  If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2005, accrued product warranties totaled $82,000. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2005, we had an inventory reserve of $17.5 million for excess and obsolete inventory. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Employee Stock Options

We grant options to substantially all management employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) will be effective for us beginning with the first quarter of fiscal 2006.  The adoption of SFAS No. 123R is expected to result in a material increase in expense during fiscal 2006 based on unvested options outstanding as of June 30, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share. See Note 3 to our condensed consolidated financial statements.

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

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
GaAs	$4,487	$7,498	$(3,011)	(40.2)%
InP	280	533	(253)	(47.5)
Raw Materials	1,256	1,473	(217)	(14.7)
Other	9	20	(11)	(55.0)
Total revenue	$6,032	$9,524	$(3,492)	(36.7)%

Revenue from continuing operations decreased $3.5 million, or 36.7%, to $6.0 million for the three month period ended June 30, 2005 compared with $9.5 million for the three month period ended June 30, 2004.

Total GaAs substrate revenue decreased $3.0 million, or 40.2%, to $4.5 million for the three month period ended June 30, 2005 compared with $7.5 million for the three month period ended June 30, 2004. Sales of 2 inch and 3 inch diameter GaAs substrates were $2.5 million for the three month period ended June 30, 2005 compared with $4.3 million for the three month period ended June 30, 2004. The decrease in GaAs substrate revenue is due to existing quality issues, the continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who are qualifying our China-grown products. InP substrate revenue decreased $253,000, or 47.5%, to $280,000 for the three month period ended June 30, 2005 compared with $533,000 for the three month period ended June 30, 2004. The decrease in InP substrate revenue was due to a decline in orders from customers who are qualifying our China-grown products.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
GaAs	$9,680	$15,536	$(5,856)	(37.7)%
InP	417	1,049	(632)	(60.2)
Raw Materials	2,552	2,675	(123)	(4.6)
Other	17	40	(23)	(57.5)
Total revenue	$12,666	$19,300	$(6,634)	(34.4)%

Revenue from continuing operations decreased $6.6 million, or 34.4%, to $12.7 million for the six month period ended June 30, 2005 compared with $19.3 million for the six month period ended June 30, 2004.

Total GaAs substrate revenue decreased $5.9 million, or 37.7%, to $9.7 million for the six month period ended June 30, 2005 compared with $15.5 million for the six month period ended June 30, 2004. Sales of 2 inch and 3 inch diameter GaAs substrates were $6.3 million for the six month period ended June 30, 2005 compared with $9.3 million for the six month period ended June 30, 2004. The decrease in GaAs substrate revenue is due to existing quality issues, the continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who are qualifying our China-grown products. InP substrate revenue decreased $632,000, or 60.2%, to $417,000 for the six month period ended June 30, 2005 compared with $1.0 million for the six month period ended June 30, 2004. The decrease in InP substrate revenue was due to a decline in orders from customers who are qualifying our China-grown products.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
North America *	$1,310	$2,180	$(870)	(39.9)%
% of total revenue	22%	23%
Europe	1,802	2,287	(485)	(21.2)
% of total revenue	30%	24%
Japan	559	1,023	(464)	(45.4)
% of total revenue	9%	11%
Taiwan	402	2,539	(2,137)	(84.2)
% of total revenue	7%	27%
Asia Pacific (excluding Japan and Taiwan)	1,959	1,495	464	31.0
% of total revenue	32%	16%
Total revenue	$6,032	$9,524	$(3,492)	(36.7)%

*                 Primarily the United States

Asia Pacific revenue increased to 32% of total revenue from continuing operations for the three month period ended June 30, 2005 compared with 16% of total revenue from continuing operations for the three month period ended June 30, 2004. The increase was primarily due to increased sales of GaAs substrates to customers in China and Singapore which are being used in opto-electronics applications. The overall decrease in other geographic areas for our GaAs substrates is due to existing quality issues, continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who are qualifying our China-grown products.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
North America *	$2,282	$4,288	$(2,006)	(46.8)%
% of total revenue	18%	22%
Europe	3,584	3,702	(118)	(3.2)
% of total revenue	28%	19%
Japan	799	2,259	(1,460)	(64.6)
% of total revenue	7%	12%
Taiwan	2,058	5,683	(3,625)	(63.8)
% of total revenue	16%	30%
Asia Pacific (excluding Japan and Taiwan)	3,943	3,368	575	17.1
% of total revenue	31%	17%
Total revenue	$12,666	$19,300	$(6,634)	(34.4)%

*                 Primarily the United States

International revenue increased to 82% of total revenue from continuing operations for the six month period ended June 30, 2005 compared with 78% of total revenue from continuing operations for the six month period ended June 30, 2004. Asia Pacific revenue increased to 31% of total revenue from continuing operations for the six month period ended June 30, 2005 compared with 17% of total revenue from continuing operations for the six month period ended June 30, 2004. The increase was primarily due to increased sales of GaAs substrates to customers in China and Singapore which are being used in opto-electronics applications.  The overall decrease in other geographic areas for our GaAs substrates is due to existing quality issues, continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who are qualifying our China-grown products.

Gross Margin

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gross profit	$127	$829	$(702)	(84.7)%
Gross Margin %	2.1%	8.7%

Gross margin. Gross margin decreased to 2.1% of total revenue for the three month period ended June 30, 2005 compared with 8.7% of total revenue for the three month period ended June 30, 2004. Gross margin in the three month period ended June 30, 2005 was negatively impacted by a $765,000 charge to cost of revenues as a result of an inventory valuation adjustment. There was no such adjustment in the three month period ended June 30, 2004.  The impact of the charge in the three month period ended June 30, 2005 was to reduce gross margin from 14.8% to 2.1%. Our average selling prices have dropped, our revenue is down, and given our current excess capacity, our gross margins are not expected to improve significantly for the remainder of 2005.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gross profit	$406	$1,362	$(956)	(70.2)%
Gross Margin %	3.2%	7.1%

Gross margin. Gross margin decreased to 3.2% of total revenue for the six month period ended June 30, 2005 compared with 7.1% of total revenue for the six month period ended June 30, 2004. Gross margin for the six month period ended June 30, 2005 was negatively impacted by a $765,000 charge to cost of revenues as a result of an inventory valuation adjustment. There was no such adjustment for the six month period ended June 30, 2004. The impact of the charge in the six month period ended June 30, 2005 was to reduce gross margin from 9.2% to 3.2%. Our average selling prices have dropped, our revenue is down, and given our current excess capacity, our gross margins are not expected to improve significantlyfor the remainder of 2005.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$2,716	$3,203	$(487)	(15.2)%
% of total revenue	45.0%	33.6%

Selling, general and administrative expenses decreased $487,000 to $2.7 million for the three month period ended June 30, 2005 compared with $3.2 million for the three month period ended June 30, 2004. The reasons for this decrease was that the three month period ended June 30, 2004 included $350,000 of legal fees related to the investigation by our Audit Committee into product testing and compliance practices and $300,000 of audit and Sarbanes-Oxley related expenses. For the three month period ended June 30, 2005 we had $548,000 of expenses relating to the decommissioning of our Fremont, California facilities, which was partially offset by a reduction in the allowance for doubtful accounts of $270,000.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$6,968	$5,973	$995	16.7%
% of total revenue	55.0%	30.9%

Selling, general and administrative expenses increased $995,000 to $7.0 million for the six month period ended June 30, 2005 compared with $6.0 million for the six month period ended June 30, 2004. The increase was primarily due to $1.8 million of expenses for the six month period ended June 30, 2005 relating to the decommissioning of our Fremont, California facilities, offset by $350,000 of legal fees related to the investigation by our Audit Committee into product testing and compliance practices and $300,000 of audit and Sarbanes-Oxley related expenses for the six month period ended June 30, 2004.

Research and Development

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Research and development	$423	$350	$73	20.9%
% of total revenue	7.0%	3.7%

Research and development expenses increased $73,000, or 20.9%, to $423,000 for the three month period ended June 30, 2005 compared with $350,000 for the three month period ended June 30, 2004. During the three month period ended June 30, 2005 we incurred $64,000 in severance pay to employees that had been performing research and development activities.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Research and development	$785	$691	$94	13.6%
% of total revenue	6.2%	3.6%

Research and development expenses increased $94,000, or 13.6%, to $785,000 for the six month period ended June 30, 2005, compared with $691,000 for the six month period ended June 30, 2004. During the six month period ended June 30, 2005, we incurred $64,000 in severance pay to employees that had been performing research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and increasing our technology leadership, and have appointed Dr. Morris Young as our Chief Technology Officer.  As a result, we expect research and development expenses to remain at the levels of recent quarters or to increase in future periods. Research and development efforts during the first six months of 2005 were focused primarily on improving the yield and surface quality of our GaAs substrates, and we expect these activities to continue.

Restructuring Charges

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$237	$1,077	$(840)	78.0%
% of total revenue	3.9%	11.3%

During the three month period ended June 30, 2005, we recorded restructuring charges of $237,000 of which $169,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $98,000 related to the closure of our Japan office.  Offsetting these charges, we had a credit adjustment of $30,000 related to the reduction in our China work force effected in March 2005.

In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$362	$1,077	$(715)	66.4%
% of total revenue	2.9%	5.6%

During the six month period ended June 30, 2005, we recorded restructuring charges of $362,000, of which $208,000 related to lease costs associated with facilities located in California that are no longer required to support production, $98,000 related to the closure of our Japan office, and $56,000 related to the reduction in our China work force effected in March 2005.

Interest Income, net

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Interest income, net	$131	$54	$77	142.6%
% of total revenue	2.2%	0.6%

Interest income, net increased $77,000 to $131,000 for the three month period ended June 30, 2005 compared with $54,000 for the three month period ended June 30, 2004 as a result of lower debt levels as we continued to pay down our debt.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Interest income, net	$250	$78	$172	220.5%
% of total revenue	2.0%	0.4%

Interest income, net increased $172,000 to $250,000 for the six month period ended June 30, 2005 compared with $78,000 for the six month period ended June 30, 2004 as a result of our lower debt levels as we continued to pay down our debt.

Other Income and Expense, net

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(196)	$(225)	$(29)	(12.9)%
% of total revenue	(3.2)%	(2.4)%

Other expense was $196,000 for the three month period ended June 30, 2005 compared with other expense of $225,000 for the three month period ended June 30, 2004. The decrease in other expense was mainly due to foreign exchange losses related to the Japanese yen and a decrease in the minority interest’s share in our joint ventures.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(301)	$(191)	$110	57.6%
% of total revenue	(2.4)%	(1.0)%

Other expense was $301,000 for the six month period ended June 30, 2005 compared with other expense of $191,000 for the six month period ended June 30, 2004. The increase in other expense was mainly due to foreign exchange losses related to the Japanese yen, an increase in the minority interest’s share in our joint ventures, and a loss on disposal of equipment.

Provision for Income Taxes

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$18	$97	$(79)	(81.4)%
% of total revenue	0.3%	1.0%

We provided for income taxes of $18,000 for our overseas businesses for the three month period ended June 30, 2005 compared to $97,000 for the three month period ended June 30, 2004.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$53	$137	$(84)	(61.3)%
% of total revenue	0.4%	0.7%

We provided for income taxes of $53,000 for our overseas businesses for the six month period ended June 30, 2005 compared to $137,000 for the six month period ended June 30, 2004.

Gain from Discontinued Operations

	Three Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	$ in thousands)
Gain from discontinued operations	$53	$222	$(169)	(76.1)%
% of total revenue	0.9%	2.3%

During the three month period ended June 30, 2005, we received net proceeds of approximately $1.3 million from the sale of a building located in Monterey Park, California and recorded a gain of $53,000. For the three month period ended June 30, 2004, we recorded a gain of $222,000 as a result of our reversal of accrued liabilities of general and administrative expenses no longer required in connection with legal fees and cleanup costs.

	Six Months Ended June 30,		Increase
	2005	2004	(Decrease)	% Change
	$ in thousands)
Gain from discontinued operations	$411	$222	$189	85.1%
% of total revenue	3.2%	1.2%

For the six month period ended June 30, 2005, the gain from discontinued operations is made up of a gain of $300,000 which was the remaining portion of the first $750,000 held in escrow due to us from the sale of our opto-electronics business, $58,000 in property tax refunds, and a gain of $53,000 from the sale of a building located in Monterey Park, California. For the six month period ended June 30, 2004, we recorded a gain of $222,000 as a result of our reversal of accrued liabilities of general and administrative expenses no longer required in connection with legal fees and cleanup costs.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. As of June 30, 2005, our principal sources of liquidity were $25.0 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments decreased $7.2 million to $25.0 million as of June 30, 2005 compared with $32.2 million as of December 31, 2004. Of this decrease, $1.5 million was the decrease in our investment in Finisar common stock from $2.7 million as of December 31, 2004 to $1.2 million as of June 30, 2005, and $1.9 million was our payment to Sumitomo Electric Industries, Ltd. consisting of $1.4 million in connection with our settlement agreement and $0.5 million relating to our cross-license fee.

Net cash used by operating activities of $5.5 million for the six month period ended June 30, 2005 was comprised primarily of our net loss of $7.4 million, adjusted for non-cash items consisting primarily of depreciation of $2.1 million, and partially offset by a net increase of $811,000 in assets and liabilities. The net increase in assets and liabilities resulted primarily from an increase in accounts receivable, net and a decrease in accrued liabilities partially offset by a decrease in inventory, net.

Net accounts receivable increased by $1.0 million, or 22.8%, to $5.0 million as of June 30, 2005 compared with $4.0 million as of December 31, 2004. The increase was primarily a result of the decrease in the allowance for doubtful accounts as we recovered some accounts that were fully reserved and some accounts improved in aging that led to a decrease in the allowance.

Net inventories decreased $1.2 million, or 6.8% to $15.3 million as of June 30, 2005 compared with $16.5 million as of December 31, 2004, primarily due to a $765,000 inventory valuation adjustment.

Net cash provided by investing activities of $9.1 million for the six month period ended June 30, 2005 included the sales of investment securities totaling $14.0 million, and proceeds from assets held for sale of $1.3 million partially offset by purchases of investment securities of $5.4 million and purchases of property, plant and equipment, net of $0.8 million.

We do not have any plans to initiate any major new capital spending projects through 2005. We are currently completing certain projects at our China facilities and closing our remaining manufacturing facilities in Fremont, California. We expect to invest approximately $0.4 million in capital projects for the remainder of 2005. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $433,000 for the six month period ended June 30, 2005 consisted of payments of $300,000 related to long-term borrowings and $193,000 to repurchase our common stock, partially offset by proceeds of $60,000 through our employee stock purchase and stock option programs.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 3.42% as of June 30, 2005. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of June 30, 2005, $7.8 million was outstanding under these bonds.

As of June 30, 2005, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $8.2 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our performance fails to improve, we will continue to use cash and may at some time be forced to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under “Risks Related to Our Business.”

Outstanding contractual obligations as of June 30, 2005 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$7,750	$450	$1,420	$900	$4,980
Operating leases	6,114	1,200	2,060	1,508	1,346
Purchase obligation	1,017	1,017	—	—	—
Total	$14,881	$2,667	$3,480	$2,408	$6,326

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $722,000 and $705,000 for the six month periods ended June 30, 2005 and 2004, respectively.

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

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years on or after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Risks Related to Our Business

We may incur claims or other liabilities or obligations related to our failure to follow requirements for testing of products and provision of testing data and information relating to customer requirements. Additionally, customers may cancel or reduce future shipments in response to these failures, or require re-qualifications.

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

The Chinese government faced a power crunch over the summer of 2004 and reported that power demand in 24 provinces outstripped supply in peak periods during the first four months of 2004. Instability in electrical supply caused sporadic outages among residential and commercial consumers. As a result, the Chinese government implemented tough measures in 2004 to ease the energy shortage which is expected to last at least through 2005. Provinces imposed power brownouts during 2004 to reduce electricity demand and some companies in Beijing were ordered to give their employees a week off to ease the pressure on power supply. The plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months during 2004. As a result we closed most of our operations for a week in late July 2004 in conformance with this policy. Some shortages have already been reported in 2005 and the power shortages may be more severe than during 2004. If we are required to make additional temporary closures of our Beijing and joint venture operations during 2005, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales. In addition, if power is shut off at our Beijing operations at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of goods sold and gross margins. We are attempting to partially mitigate the potential effects of power outages by building inventory in anticipation of power outages during the summer. This inventory build is prepared to accommodate forecast demand rather specific customer orders. If the inventory we build is not ordered by customers, we may have to scrap these products and incur a cost which will reduce our gross margins.

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

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations. In March 2001, we settled a claim made by the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California for $200,415, and during 2004 we were the target of press allegations and correspondence purportedly on behalf of current and/or former employees concerning our environmental compliance programs and exposure of our employees to hazardous materials.  In June 2005, a complaint was filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of defendants, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol.  There is a possibility that other current and/or former employees may bring additional litigation against us. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by such litigation now pending, and any additional litigation if brought against us.

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

On October 8, 2004, we announced that we had reached a tentative settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. (“SEI”), which includes a global intellectual property cross-licensing agreement. AXT and SEI finalized this agreement on December 2, 2004. Accordingly, we recorded a charge of approximately $1.4 million for the quarter ended September 30, 2004 in connection with this settlement, and are expected to make royalty payments on future sales of certain products. The litigation was withdrawn in January 2005 and we abandoned the interference proceeding.

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

During the first half of 2005, we increased work-in-process inventory in order to avoid the effects of probable power shortages in China. We prepared this inventory in accordance with our forecast of demand rather than against specific customer orders. If we did not forecast correctly, customers may not order the inventory we manufactured, and we will incur a cost with no offsetting revenue. Ultimately, we would have to incur a charge for the value of unused inventory.

Decreases in average selling prices of our products may reduce gross margins.

The market for compound semiconductor substrates is characterized by pressures on average selling prices resulting from factors such as increased competition or overcapacity. We have experienced and expect to continue to experience price pressures on our products, and if average selling prices decline in the future, our revenues and gross margins could decline. We may be unable to reduce the cost of our products sufficiently to counter the effect of lower selling prices and allow us to keep pace with competitive pricing pressures and our margins could be adversely affected.

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

We have made investments through our five joint ventures in raw material suppliers in China, that provide us with opportunities to gain supply of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies, each of which is located in China, and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 39.8% and 34.6% of revenue for the six month periods ended June 30, 2005, and 2004, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. In addition, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 82% and 78% of our total revenue for the six month periods ended June 30, 2005 and 2004, respectively. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

The requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and an attestation of these systems by our independent registered public accounting firm beginning with our fiscal year ending December 31, 2006. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. We are currently evaluating the extent to which any of our joint ventures may also be required to comply, if at all.  We can give no assurances that our systems will satisfy the new requirements of the Securities and Exchange Commission, or if required, that any of the systems of our joint ventures will meet such requirements, or that we will receive a favorable review and attestation by our independent registered public accounting firm.

In addition, the shift of our manufacturing operations to China has placed and continues to place a significant strain on our operations and management resources. We have upgraded our inventory control systems and may implement additional systems relating to consolidation of our financial results, but continue to rely on certain manual processes in our operations and in connection with consolidation of our financial results. If we fail to manage these changes effectively, our operations may be disrupted.

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

We may face additional risks as a result of the revaluation of the Chinese currency.

In July 2005, the People’s Republic of China agreed to a shift in Chinese currency policy and established a 2% revaluation of the renminbi, and the renminbi will now be referenced to a basket of currencies, with a daily trading band of +/-0.3%.  Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future.  Over the next five to ten years, China may move to a managed float system, with opportunistic interventions.  This reserve diversification may negatively impact the United States dollar and U.S. interest rates, which could in turn negatively impact the Company’s operating results and financial condition.  A significant percentage of our sales are made to customers located outside of the United States, particularly Asia.  Our sales are denominated in U.S. dollars, except for sales to our Japanese and some Taiwanese customers, which are denominated in Japanese yen. Thus, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products in these markets.  The functional currencies of our Chinese subsidiaries, including our joint ventures, are the local currency; since most of our operations are conducted in China, many of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date.  These risks may be increased by the fluctuation and revaluation of the Chinese renminbi.  If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

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

We have not over the past year been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, and the first two quarters of 2005.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended December 31, 2004, the high and low closing sales prices of our common stock were $4.68 and $1.05, respectively, and for the six months ended June 30, 2005, the high and low closing sales prices of our common stock were $1.52 and $1.10, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of June 30, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2005	Current Interest Rate	Projected Annual Interest Income/ (Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalents	$15,112	0.50%	$76	$68	$84
Investment in debt and equity instruments	18,096	1.40	253	228	279
Long-term debt	(7,750)	3.17	(246)	(221)	(271)
			$83	$75	$92

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. For the six month period ended June 30, 2005, we recorded a $1.4 million charge to write down our investment in one public U.S. company. As of June 30, 2005, the minority investments we continue to hold amounted to $3.0 million.

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

(b) During the quarter ended June 30, 2005, we appointed an internal auditor directly responsible to the Audit Committee of the Board of Directors of the company, responsible for internal audit activities, including performing an independent appraisal of the various operations and systems of control within AXT and its subsidiaries and joint ventures and to assist management by providing independent analyses, appraisal, advice and recommendations concerning accounting, asset management, information management and control systems and such other similar activities.

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

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et. Al. vs. American Xtal Technology, et. Al., No. R 605215713.  The lawsuit complaint names AXT and its chief technology officer and former interim chief executive officer, and is brought on behalf of two former employees and their minor child.  The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of defendants, including the minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol.  The complaint seeks damages of $10 million each for pain, suffering and inconvenience, and for emotion distress, special damages to be determined, and punitive damages in the amount of $10 million.  We believe that there are meritorious defenses against this litigation and intend to vigorously defend it.  However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2005, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
April 1, 2005 through April 30, 2005	57,200	1.21	57,200	1,902,067
May 1, 2005 through May 31, 2005	41,200	1.22	41,200	1,851,922
June 1, 2005 through June 30, 2005	36,500	1.23	36,500	1,807,145
Total	134,900	$1.22	134,900	$1,807,145

(1)  Pursuant to a Plan publicly announced on August 25, 2004 in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of the Company’s common stock. Repurchases will be made from time to time in the open market during the twelve-month period ending July 31, 2005, at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources.  The Board of Directors approved the extension of this Plan through July 31, 2006.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on June 28, 2005.  Of the 23,199,454 shares outstanding as of the record date, 21,695,589 shares were represented in person or by proxy at the meeting.

Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  At the meeting, AXT’s stockholders voted on the following matters:

(1)     Proposal to elect two class I directors to hold office for a three-year term and one class II director to hold office until the annual meeting to be held in 2006, and until their respective successors are elected and qualified.

Class I directors	For	Against
Morris S. Young	21,342,742	352,847
David C. Chang	21,585,965	109,624

Class II director	For	Against
Phillip C.S. Yin	21,585,702	109,887

In addition, Leonard LeBlanc and Jesse Chen continued to serve the term of office as a continuing director after the meeting.

(2)     Proposal to ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

	For	Against	Abstain
Burr, Pilger & Mayer LLP	21,558,386	16,576	120,627

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.17(6)	Offer letter to Mr. Philip C.S. Yin

10.17(7)	Offer letter to Mr. Minsheng Lin.*

10.18(8)	Employment agreement between the Company and Mr. Wilson W. Cheung.*

10.19(9)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)          Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 17, 2005.

(7)          Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(8)          Incorporated by reference to Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(9)          Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 9, 2005	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock

3.3(3)	Second Amended and Restated Bylaws

3.4(4)	Certificate of Amendment to the Restated Certificate of Incorporation

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.17(6)	Offer letter to Mr. Philip C.S. Yin

10.18(7)	Offer letter to Mr. Minsheng Lin.*

10.19(8)	Employment agreement between the Company and Mr. Wilson W. Cheung.*

10.20(9)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)   Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 17, 2005

(7)   Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(8)   Incorporated by reference to Exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(9)   Incorporated by reference to Exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

*Management contract or compensatory plan.