Form 10-Q
period 2005-09-30
AXT INC
filed 2005-11-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☒ NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2005
Common Stock, $0.001 par value	22,973,610

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2005 and 2004
Notes To Condensed Consolidated Financial Statements
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
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30, 2005	December 31, 2004
Assets:
Current assets
Cash and cash equivalents	$14,585	$12,117
Investments	9,655	20,062
Accounts receivable, net of allowance of $321 and $1,087 as of September 30, 2005 and December 31, 2004, respectively	4,889	4,034
Inventories, net	15,600	16,462
Prepaid expenses and other current assets	1,956	2,523
Assets held for sale	—	1,250
Total current assets	46,685	56,448
Property, plant and equipment, net	17,560	19,045
Restricted deposits	7,600	8,215
Other assets	3,758	3,832
Total assets	$75,603	$87,540

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$2,316	$1,895
Accrued liabilities	3,698	4,765
Accrued restructuring	375	552
Current portion of long-term debt	450	450
Income taxes payable	3,056	2,925
Total current liabilities	9,895	10,587
Long-term debt, net of current portion	7,150	7,600
Other long-term liabilities	1,483	1,336
Total liabilities	18,528	19,523
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 22,974 and 23,119 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	23	23
Additional paid-in capital	155,247	155,431
Accumulated deficit	(102,045)	(92,561)
Accumulated other comprehensive income	318	1,592
Total stockholders’ equity	57,075	68,017
Total liabilities and stockholders’ equity	$75,603	$87,540

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$6,153	$8,531	$18,819	$27,831
Cost of revenue	5,008	10,767	17,268	28,705
Gross profit (loss)	1,145	(2,236)	1,551	(874)
Operating expenses:
Selling, general and administrative	2,898	2,468	9,866	8,441
Research and development	472	397	1,257	1,088
Asset impairment charge	—	210	—	210
Restructuring charges	14	158	376	1,235
Total operating expenses	3,384	3,233	11,499	10,974
Loss from operations	(2,239)	(5,469)	(9,948)	(11,848)
Interest income, net	136	95	386	173
Other income (expense), net	(193)	225	(494)	34
Loss before provision for income taxes	(2,296)	(5,149)	(10,056)	(11,641)
Provision for incomes taxes	45	40	98	177
Loss from continuing operations	(2,341)	(5,189)	(10,154)	(11,818)
Discontinued operations:
Gain from discontinued operations, net of tax	—	—	—	222
Gain from disposal, net of tax	259	225	670	225
Net loss	$(2,082)	$(4,964)	$(9,484)	$(11,371)

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.22)	$(0.45)	$(0.52)
Gain from discontinued operations	0.01	0.01	0.03	0.02
Net loss	$(0.09)	$(0.21)	$(0.42)	$(0.50)

Shares used in computing basic and diluted net loss per share	22,994	23,094	23,073	23,044

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,484)	$(11,371)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,874	3,647
Amortization of marketable securities premium/discount	188	207
Non-cash restructuring charge	376	1,235
Asset impairment charge	—	210
Loss on disposal of property, plant and equipment	291	—
Stock based compensation	2	—
Gain on disposal of discontinued operations	(53)	—
Changes in assets and liabilities:
Accounts receivable, net	(855)	1,060
Inventories, net	862	6,078
Prepaid expenses	567	(1,000)
Other assets	74	30
Accounts payable	421	(478)
Accrued liabilities	(1,620)	(505)
Income taxes	131	203
Other long-term liabilities	147	58
Net cash used in operating activities	(6,079)	(626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,711)	(1,262)
Proceeds from sales of property, plant and equipment	31	—
Purchases of investments	(7,783)	(24,371)
Proceeds from sale of investments	16,958	13,222
Proceeds from sale of assets held for sale, net	1,303	—
Decrease in restricted deposits	615	7,639
Net cash provided by (used in) investing activities	9,413	(4,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	60	270
Repurchase of common stock	(246)	—
Long-term debt payments	(450)	(2,828)
Net cash used in financing activities	(636)	(2,558)
Effect of exchange rate changes	(230)	(163)
Net increase (decrease) in cash and cash equivalents	2,468	(8,119)
Cash and cash equivalents at the beginning of the period	12,117	24,339
Cash and cash equivalents at the end of the period	$14,585	$16,220

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2005 and our Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2005, and August 9, 2005, respectively.

Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to current period presentation.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the three month period ended September 30, 2005, we recorded a gain for the final $250,000 that was held in escrow and $9,000 gain from interest. For the nine month period ended September 30, 2005 we recorded $550,000 gains from escrow, $9,000 gain from interest, and $58,000 in property tax refunds.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the condensed consolidated balance sheet as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on disposal of $53,000.

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross loss	—	—	—	—
Operating expenses:
Selling, general and administrative	—	—	—	(222)
Research and development	—	—	—	—
Impairment costs	—	—	—	—
Total operating expenses	—	—	—	(222)
Gain from operations	—	—	—	222
Gain from disposal	259	225	670	225
Net income	$259	$225	$670	$447

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2005	December 31, 2004
Current assets:
Cash	$492	$537
Accounts receivable, net	278	19
Assets held for sale	—	1,250
Total current assets	770	1,806
Other assets	—	200
Total assets	$770	$2,006
Current liabilities:
Accrued liabilities	$287	$359
Total liabilities	287	359
Net assets	483	1,647
Total liabilities and net assets	$770	$2,006

Note 3. Accounting for Stock-Based Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method as prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations thereof. Accordingly, compensation cost for stock options is measured as the excess, if any, of the market price of AXT’s stock at the date of grant over the stock option exercise price. The following table illustrates the effect on our net loss and net loss per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” to options granted under our stock option plans. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized to expense over the options’ vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

Had compensation cost for our options been determined based on the fair value at the grant dates, as prescribed in SFAS 123 and SFAS 148, our pro forma net loss and net loss per share would have been as summarized below (in thousands (except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss available to common stockholders:
As reported	$(2,126)	$(5,008)	$(9,616)	$(11,503)
Less: Stock-based employee compensation expense included in net loss as reported	5	—	2	—
Less: Stock-based compensation expense using the fair value based method, net of related tax	(206)	(244)	(673)	(1,090)
Pro forma net loss	$(2,327)	$(5,252)	$(10,287)	$(12,593)
Basic and diluted net loss per share:
As reported	$(0.09)	$(0.22)	$(0.42)	$(0.50)
Pro forma	$(0.10)	$(0.23)	$(0.45)	$(0.55)

Shares used in computing basic and diluted net loss per share	22,994	23,094	23,073	23,044

We calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following assumptions:

	Nine Months Ended September 30,
	2005	2004
Weighted average risk free interest rate	4.18%	2.00%
Expected life (in years)	5.0	5.0
Dividend yield	—	—
Volatility	92.45%	70.50%

The weighted average grant date fair value of options granted during the nine month period ended September 30, 2005 and 2004 were $0.89 and $1.20 per share, respectively.

An analysis of historical information is used to determine the above assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant.

We are currently evaluating the impact of adopting Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”) on our financial position and results of operations beginning January 1, 2006.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$6,954	$—	$—	$6,954	$8,638	$—	$—	$8,638
Cash equivalents:
Money market fund	1,413	—	—	1,413	1,681	—	—	1,681
US Treasury and agency securities	—	—	—	—	—	—	—	—
Commercial paper	6,218	—	—	6,218	398	—	—	398
Repurchase agreements	—	—	—	—	1,400	—	—	1,400

Total cash equivalents	7,631	—	—	7,631	3,479	—	—	3,479
Total cash and cash equivalents	14,585	—	—	14,585	12,117	—	—	12,117

Investments:
US Treasury and agency securities	5,145	—	(11)	5,134	10,468	—	(16)	10,452
Asset-backed securities	3,223	—	(16)	3,207	4,410	—	(25)	4,385
Commercial paper	498	—	—	498	1,708	—	(1)	1,707
Corporate bonds	6,477	—	(19)	6,458	8,737	—	(30)	8,707
Corporate equity securities	1,467	491	—	1,958	1,465	1,561	—	3,026
Total investments	16,810	491	(46)	17,255	26,788	1,561	(72)	28,277
Total cash, cash equivalents and investments	$31,395	$491	$(46)	$31,840	$38,905	$1,561	$(72)	$40,394

Contractual maturities on investments:
Due within 1 year	$14,389			$14,848	$21,879			$23,394
Due after 1 through 5 years	2,421			2,407	4,909			4,883
	$16,810			$17,255	$26,788			$28,277

The investments include $7.6 million and $8.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004, respectively.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. As of September 30, 2005 and December 31, 2004, we had no gross realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt and equity securities as a result of an increase in interest rates during 2004 and the first nine months of 2005. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2005 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2005 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)

Short-term investments:
US Treasury and agency securities	$5,134	$(11)	$—	$—	$5,134	$(11)
Asset-backed securities	1,644	(7)	1,563	(9)	3,207	(16)
Commercial paper	498	—	—	—	498	—
Corporate bonds	5,614	(16)	844	(3)	6,458	(19)
Total in loss position	$12,890	$(34)	$2,407	$(12)	$15,297	$(46)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	September 30, 2005	December 31, 2004
Inventories, net:
Raw materials	$5,528	$4,416
Work in process	9,324	10,474
Finished goods	748	1,572
	$15,600	$16,462

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the three month period ended September 30, 2005	Restructuring Accrual as of June 30, 2005	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2005
Future lease payments related to abandoned facilities	$487	$5	$(117)	$375
Workforce reduction	—	—	—	—
Japan office closure	17	9	(26)	—
Total	$504	$14	$(143)	$375

For the nine month period ended September 30, 2005	Restructuring Accrual as of December 31, 2004	Additions/ Reversals	Payments	Restructuring Accrual as of September 30, 2005
Future lease payments related to abandoned facilities	$552	$213	$(390)	$375
Workforce reduction	—	56	(56)	—
Japan office closure	—	107	(107)	—
Total	$552	$376	$(553)	$375

On March 14, 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. We recorded a restructuring charge of $56,000 in the nine month period ended September 30, 2005 relating to the reduction in work force, which we completed in June 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force.

On April 28, 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. For the three and nine month periods ended September 30, 2005 we recorded restructuring charges of $9,000 and $107,000, respectively, relating to the closure of our Japan office. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to the closure of our Japan office.

For the three and nine month periods ended September 30, 2005, we recorded restructuring charges of $5,000 and $213,000, respectively, relating to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $375,000 is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,082)	$(4,964)	$(9,484)	$(11,371)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net loss available to common stockholders	$(2,126)	$(5,008)	$(9,616)	$(11,503)
Denominator:
Denominator for basic net loss per share - weighted average common shares	22,994	23,094	23,073	23,044
Effect of dilutive securities:
Common stock options	—	—	—	—
Denominator for dilutive net loss per common share	22,994	23,094	23,073	23,044
Basic and diluted net loss per share	(0.09)	(0.22)	(0.42)	(0.50)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,956	2,365	2,956	2,365

Note 8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss	$(2,082)	$(4,964)	$(9,484)	$(11,371)
Foreign currency translation loss	(12)	(107)	(230)	(164)
Unrealized gain (loss) on available for sale investments	377	(786)	(1,044)	(2,238)
Comprehensive loss	$(1,717)	$(5,857)	$(10,758)	$(13,773)

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”) our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenues:
North America*	$1,481	$1,873	$3,684	$6,161
Europe	1,328	1,731	4,911	5,433
Japan	1,087	1,274	1,887	3,533
Taiwan	704	1,940	2,840	7,623
Asia Pacific	1,553	1,713	5,497	5,081
Consolidated	$6,153	$8,531	$18,819	$27,831

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30, 2005	December 31, 2004
Long-lived assets:
North America	$6,582	$7,163
Asia Pacific	10,978	11,882
	$17,560	$19,045

Significant Customers

Two customers represented 10.9% and 10.3%, respectively, of revenues for the three month period ended September 30, 2005. Two customers represented 11.5% and 10.7%, respectively, of revenues for the three month period ended September 30, 2004. One customer represented 10.1% of revenues for the nine month period ended September 30, 2005, while one customer represented 11.5% of revenues for the nine month period ended September 30, 2004. Our top five customers represented 45.4% and 35.9% of revenue for the three month periods ended September 30, 2005, and 2004, respectively. Our top five customers represented 35.6% and 33.8% of revenue for the nine month periods ended September 30, 2005, and 2004, respectively.

Note 10. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business. Our investments in these private corporate affiliates are summarized below (in thousands):

	Investment Balance as of
Affiliate	September 30, 2005	December 31, 2004	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$1,071	$1,071	Consolidated	51%
Nanjing Jin Mei Gallium Co., Ltd	616	616	Consolidated	88
Beijing BoYu Manufacturing Co., Ltd	409	409	Consolidated	70
Xilingol Tongli Ge Co. Ltd	849	863	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	580	593	Equity	25

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

•                       we only recognize our respective share of the losses and/or residual returns generated by the affiliates if they occur, or both; and

•                       we do not have controlling financial interests in either affiliate, do not maintain operational or management control, nor control of the board of directors, and are not required to provide additional investment or financial support to either affiliate.

Undistributed retained earnings relating to our corporate affiliates were $2.2 million and $1.4 million as of September 30, 2005 and 2004, respectively. Net income (loss) recorded from our corporate affiliates were $416,000 and ($4,000) for the three month periods ended September 30, 2005 and 2004, respectively. Net income recorded from our corporate affiliates was $747,000 and $607,000 for the nine month periods ended September 30, 2005 and 2004, respectively.

The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other expense (income)” on the condensed consolidated statements of operations.

We have considered investments in other joint ventures, including a new joint venture investment in China for a germanium business opportunity.  We are in the final negotiations process in forming this joint venture, and we may, upon the fulfillment of certain conditions, invest up to $2.5 million in the new joint venture by mid-2006.

Note 11. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ.  The Court consolidated the case with a subsequent related case and appointed a lead plaintiff.  On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ.  The lawsuit complaint names AXT, Inc. and our chief technology officer, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed.  We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et. Al. vs. American Xtal Technology, et. al., No. R 605215713.  The lawsuit complaint names as defendants AXT, its chief technology officer, its former interim chief executive officer, a former safety department employee and a supplier to AXT.  The lawsuit is brought on behalf of two former employees and their minor child.  The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure to the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers.

We believe that there are meritorious defenses against this litigation and intend to vigorously defend it.  AXT’s commercial general liability insurance carrier has agreed to fund AXT’s defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law.  There is $21 million in available limits under the policies in question. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual during the three month and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Beginning accrued warranty and related costs	$82	$135	$135	$—
Charged to cost of revenue	(60)	—	(113)	135
Actual warranty expenditures	—	—	—	—
Ending accrued warranty and related costs	$22	$135	$22	$135

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000. Approximately $487,000 of the $745,000 sales returns reserve has been utilized and approximately $205,000 has been reversed to revenue as of September 30, 2005 as we favorably resolved an outstanding matter with a customer. We will continue to monitor the returns for this specific reserve.

Note 12. Foreign Exchange Contracts and Transaction Gains/Losses

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred a foreign currency transaction exchange loss of $61,000 for the three month period ended September 30, 2005, and a foreign currency exchange loss of $23,000 for the three month period ended September 30, 2004. We incurred a foreign currency transaction exchange loss of $110,000 for the nine month period ended September 30, 2005, and a foreign currency exchange loss of $34,000 for the nine month period ended September 30, 2004. These amounts are included in other income (expense), net on the condensed consolidated statements of operation.

Note 13. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2005, the U.S. Securities and Exchange Commission (“ SEC”), released Staff Accounting Bulletin No. 107 (“SAB107”), “Share-Based Payments” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our consolidated financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate a material impact from the adoption of SFAS 154 on our consolidated financial position, results of operations, or cash flows.

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

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. As a result of the discontinuance of our opto-electronics division, and the sale of substantially all of the assets of this business in 2003, we now have one operating segment: our substrate division. We made our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We have the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are in the process of re-qualifying our germanium substrates with the few existing satellite solar cell system manufacturers.

Revenues from continuing operations decreased for the three month period ended September 30, 2005 compared to the same period of fiscal 2004. In response to continued net losses, we have taken measures including the shifting of production to China to reduce costs and control cash flows. As of September 30, 2005, we had available cash, cash equivalents and short-term investments of $24.2 million, excluding restricted deposits. We believe that our existing cash and cash equivalents and short-term investments, together with additional efforts to reduce expenditures in support of the continuing substrate business will be sufficient to meet working capital requirements for the next twelve months. However, existing cash and cash equivalents and short-term investments could decline during the remainder of 2005 due to a weakening of the economy, a loss in revenue, an unanticipated increase in expenses, or changes in our planned cash outlay.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us. Of this total escrow $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the three month period ended September 30, 2005, we recorded a gain for the final $250,000 that was held in escrow and a $9,000 gain from interest. For the nine month period ended September 30, 2005 we recorded $550,000 in gains from escrow, a $9,000 gain from interest, and $58,000 in property tax refunds.

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

Restructuring Charges

During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $231,000 for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. On an annual basis, we anticipate payroll and related expense savings of $1.5 million. On March 14, 2005, we announced a reduction of our workforce at our Beijing, China manufacturing facility of approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. We recorded a restructuring charge of $56,000 in the nine month period ended September 30, 2005 relating to the reduction in force, which we completed in March 2005. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to this reduction in force.

On April 28, 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Through September, 2005 we recorded a restructuring charge of $107,000 relating to the closure of our Japan office. On an annual basis, we anticipate payroll and related expense savings of approximately $0.3 million relating to the closure of our Japan office.

For the three and nine month periods ended September 30, 2005 we recorded restructuring charges of $5,000 and $213,000, respectively, related to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $375,000 is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. Approximately $487,000 of the $745,000 sales returns reserve had been utilized and approximately $205,000 has been reversed to revenue as of September 30, 2005 as we favorably resolved an outstanding matter with a customer. We will continue to monitor the returns for this specific reserve.

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

As of September 30, 2005 and December 31, 2004, our accounts receivable balance was $4.9 million and $4.0 million, respectively, which was net of an allowance for doubtful accounts of $0.3 million and $1.1 million, respectively.  If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2005, accrued product warranties totaled $22,000. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2005, we had an inventory reserve of $17.5 million for excess and obsolete inventory. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Employee Stock Options

We grant options to substantially all management employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, generally recognize no compensation cost for employee stock options. SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) will be effective for us beginning with the first quarter of fiscal 2006.  The adoption of SFAS 123R is expected to result in a material increase in expense during fiscal 2006 based on unvested options outstanding as of September 30, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share. See Note 3 to our condensed consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 (“SFAS 109”), “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
GaAs	$5,353	$7,043	$(1,690)	(24.0)%
InP	234	214	20	9.3%
Raw Materials	578	1,230	(652)	(53.0)%
Other	(12)	44	(56)	(127.3)%
Total revenue	$6,153	$8,531	$(2,378)	(27.9)%

Revenue from continuing operations decreased $2.4 million, or 27.9%, to $6.2 million for the three month period ended September 30, 2005 compared with $8.5 million for the three month period ended September 30, 2004. Total GaAs substrate revenue decreased $1.7 million, or 24.0%, to $5.4 million for the three month period ended September 30, 2005 compared with $7.0 million for the three month period ended September 30, 2004.

Sales of 2 inch and 3 inch diameter GaAs substrates were $2.1 million for the three month period ended September 30, 2005 compared with $4.7 million for the three month period ended September 30, 2004. The decrease in GaAs substrate revenue is due to the continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who have not yet qualified our China-grown products. Sales of 5 inch and 6 inch diameter GaAs substrates were $1.6 million for the three month period ended September 30, 2005 compared with $0.5 million for the three month period ended September 30, 2004. The increase in larger diameter substrate revenue is due to an increase in orders from customers who have now qualified our China-grown products.

Raw material sales revenue decreased $652,000, or 53.0%, to $578,000 for the three month period ended September 30, 2005 compared with $1.2 million for the three month period ended September 30, 2004. The decrease in raw material sales revenue was due to a decline in seasonal demand for gallium, as well as the timing of certain customer orders that fell into the fourth quarter of 2005.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
GaAs	$15,033	$22,579	$(7,546)	(33.4)%
InP	651	1,263	(612)	(48.5)%
Raw Materials	3,130	3,905	(775)	(19.8)%
Other	5	84	(79)	(94.0)%
Total revenue	$18,819	$27,831	$(9,012)	(32.4)%

Revenue from continuing operations decreased $9.0 million, or 32.4%, to $18.8 million for the nine month period ended September 30, 2005 compared with $27.8 million for the nine month period ended September 30, 2004.

Total GaAs substrate revenue decreased $7.5 million, or 33.4%, to $15.0 million for the nine month period ended September 30, 2005 compared with $22.6 million for the nine month period ended September 30, 2004. Sales of 2 inch and 3 inch diameter GaAs substrates were $8.5 million for the nine month period ended September 30, 2005 compared with $14.0 million for the nine month period ended September 30, 2004. The decrease in GaAs substrate revenue is due to the continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who have not yet qualified our China-grown products. InP substrate revenue decreased $612,000, or 48.5%, to $651,000 for the nine month period ended September 30, 2005 compared with $1.3 million for the nine month period ended September 30, 2004. The decrease in InP substrate revenue was due to a decline in orders from customers who are have not yet qualified our China-grown products. Raw material sales revenue decreased $775,000, or 19.8%, to $3.1 million for the nine month period ended September 30, 2005 compared with $3.9 million for the nine month period ended September 30, 2004. The decrease in raw material sales revenue was due to a decline in demand for gallium, as well as the timing of certain customer orders that fell into the fourth quarter of 2005.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
North America *	$1,481	$1,873	$(392)	(20.9)%
% of total revenue	24%	22%
Europe	1,328	1,731	(403)	(23.3)%
% of total revenue	22%	20%
Japan	1,087	1,274	(187)	(14.7)%
% of total revenue	18%	15%
Taiwan	704	1,940	(1,236)	(63.7)%
% of total revenue	11%	23%
Asia Pacific (excluding Japan and Taiwan)	1,553	1,713	(160)	(9.3)%
% of total revenue	25%	20%
Total revenue	$6,153	$8,531	$(2,378)	(27.9)%

*                 Primarily the United States

The Taiwan revenue decreased by $1.2 million or 63.7%, to $0.7 million for the three month period ended September 30, 2005 compared with $1.9 million for the three month period ended September 30, 2004. One major customer’s purchases decreased by $0.9 million specifically due to quality issues in our 2 inch prime semi-conducting wafers. The overall decrease in other geographic areas for our GaAs substrates is due to continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who have not yet qualified our China-grown products.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
North America *	$3,684	$6,163	$(2,479)	(40.2)%
% of total revenue	20%	22%
Europe	4,911	5,433	(522)	(9.6)%
% of total revenue	26%	20%
Japan	1,887	3,534	(1,647)	(46.6)%
% of total revenue	10%	13%
Taiwan	2,840	7,623	(4,783)	(62.7)%
% of total revenue	15%	27%
Asia Pacific (excluding Japan and Taiwan)	5,497	5,078	419	8.3%
% of total revenue	29%	18%
Total revenue	$18,819	$27,831	$(9,012)	(32.4)%

*                 Primarily the United States

International revenue increased to 80% of total revenue from continuing operations for the nine month period ended September 30, 2005 compared with 78% of total revenue from continuing operations for the nine month period ended September 30, 2004. Asia Pacific (excluding Japan and Taiwan) revenue increased to 29% of total revenue from continuing operations for the nine month period ended September 30, 2005 compared with 18% of total revenue from continuing operations for the nine month period ended September 30, 2004. The increase was primarily due to increased sales of GaAs substrates to customers in China and Singapore which are being used in opto-electronics applications. The Taiwan revenue decreased by $4.8 million or 62.7%, to $2.8 million for the nine month period ended September 30, 2005 compared with $7.6 million for the nine month period ended September 30, 2004. The decrease in Taiwan and other geographic areas for our GaAs substrates is due to continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who have not yet qualified our China-grown products.

Gross Margin

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gross profit	$1,145	$(2,236)	$3,381	(151.2)%
Gross Margin %	18.6%	(26.2)%

Gross margin. Gross margin increased to 18.6% of total revenue for the three month period ended September 30, 2005 compared with negative 26.2% of total revenue for the three month period ended September 30, 2004. Gross margin in the three month period ended September 30, 2005 was positively impacted by sales of approximately $686,000 of gallium arsenide (GaAs) wafers which were previously fully reserved, and by approximately $205,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. Gross margin was (26.2)% of total revenue for the three months ended September 30, 2004 primarily due to an approximately $1.4 million charge in connection with the settlement of our litigation in Japan and interference actions in the United States with Sumitomo Electrical Industries, Ltd. and a $2.1 million inventory valuation charge due to excess and obsolete inventory.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gross profit	$1,551	$(874)	$2,425	(277.5)%
Gross Margin %	8.2%	(3.1)%

Gross margin. Gross margin increased to 8.2% of total revenue for the nine month period ended September 30, 2005 compared with negative 3.1% of total revenue for the nine month period ended September 30, 2004. Gross margin in the nine month period ended September 30, 2005 was positively impacted by sales of approximately $1.5 million of gallium arsenide (GaAs) wafers which were previously fully reserved, and by approximately $205,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer, offset by the negative impact of a $765,000 charge to cost of revenues as a result of an inventory valuation adjustment, as well as a decline in our average selling prices. Gross margin was (3.1)% of total revenue for the nine months ended September 30, 2004 primarily due to an approximately $1.4 million charge in connection with the settlement of our litigation in Japan and interference actions in the United States with Sumitomo Electrical Industries, Ltd. and a $2.1 million inventory valuation charge due to excess and obsolete inventory.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$2,898	$2,468	$430	17%
% of total revenue	47.1%	28.9%

Selling, general and administrative expenses increased $430,000 to $2.9 million for the three month period ended September 30, 2005 compared with $2.5 million for the three month period ended September 30, 2004. This increase comprised approximately $191,000 for severance pay, $110,000 for additional professional fees related to implementation of Sarbanes-Oxley compliance and other matters, and $77,000 for increased personnel costs in connection with our hiring of a new chief operating officer, vice president of global sales and marketing, and senior director of sales as we restructured our sales organization beginning the second half of 2005.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$9,866	$8,441	$1,425	16.9%
% of total revenue	52.4%	30.3%

Selling, general and administrative expenses increased $1.4 million to $9.9 million for the nine month period ended September 30, 2005 compared with $8.4 million for the nine month period ended September 30, 2004. The increase was primarily due to $1.8 million of expenses for the nine month period ended September 30, 2005 relating to the decommissioning of our Fremont, California facilities, partially offset by $350,000 of legal fees and $300,000 of audit and Sarbanes-Oxley related expenses for the nine month period ended September 30, 2004.

Research and Development

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Research and development	$472	$397	$75	18.9%
% of total revenue	7.7%	4.7%

Research and development expenses increased $75,000, or 18.9%, to $472,000 for the three month period ended September 30, 2005 compared with $397,000 for the three month period ended September 30, 2004, as a result of our appointing Dr. Morris Young as our Chief Technology Officer to enhance our technology leadership.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Research and development	$1,257	$1,088	$169	15.5%
% of total revenue	6.7%	3.9%

Research and development expenses increased $169,000, or 15.5%, to $1.3 million for the nine month period ended September 30, 2005, compared with $1.1 million for the nine month period ended September 30, 2004. During the nine month period ended September 30, 2005, we incurred $64,000 in severance pay to employees that had been performing research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and enhancing our technology leadership, and have therefore appointed Dr. Morris Young as our Chief Technology Officer. As a result, we expect research and development expenses to remain at the levels of recent quarters or to increase in future periods. Research and development efforts during the first nine months of 2005 were focused primarily on improving the yield and surface quality of our GaAs substrates, and we expect these activities to continue.

Restructuring Charges

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$14	$158	$(144)	(91.1)%
% of total revenue	0.2%	1.9%

During the three month period ended September 30, 2005, we recorded restructuring charges of $14,000 of which $5,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $9,000 related to the closure of our Japan office. In September 2004, we recorded restructuring charges of $158,000 of which $82,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $76,000 as a result of our decision to close down our remaining manufacturing facilities in the United States.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$376	$1,235	$(859)	(69.6)%
% of total revenue	2.0%	4.4%

During the nine month period ended September 30, 2005, we recorded restructuring charges of $376,000, of which $213,000 related to lease costs associated with facilities located in California that are no longer required to support production, $107,000 related to the closure of our Japan office, and $56,000 related to the reduction in our China work force effected in March 2005. In the nine month period ended September 2004, we recorded restructuring charges of $1.2 million of which $772,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $463,000 as a result of our decision to close down our remaining manufacturing facilities in the United States.

Interest Income, net

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Interest income, net	$136	$95	$41	43.2%
% of total revenue	2.2%	1.1%

Interest income, net increased $41,000 to $136,000 for the three month period ended September 30, 2005 compared with $95,000 for the three month period ended September 30, 2004 as a result of lower debt levels as we continued to pay down our debt.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Interest income, net	$386	$173	$213	123.1%
% of total revenue	2.1%	0.6%

Interest income, net increased $213,000 to $386,000 for the nine month period ended September 30, 2005 compared with $173,000 for the nine month period ended September 30, 2004 as a result of our lower debt levels as we continued to pay down our debt.

Other Income and Expense, net

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(193)	$225	$(418)	-185.8%
% of total revenue	(3.1)%	2.6%

Other expense was $193,000 for the three month period ended September 30, 2005 compared with other income of $225,000 for the three month period ended September 30, 2004. The change from other income to other expense was mainly due to a decrease in the minority interest’s share in our joint ventures of $90,000, foreign exchange losses related to the Japanese yen of $38,000, and $237,000 of other income in September 2004 received from a customer to terminate a supply guarantee contract.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(494)	$34	$(494)	(1,452.9)%
% of total revenue	(2.6)%	(0.1)%

Other expense was $494,000 for the nine month period ended September 30, 2005 compared with other income of $34,000 for the nine month period ended September 30, 2004. The change from other income to other expense was mainly due to a decrease in the minority interest’s share in our joint ventures of $101,000, foreign exchange losses related to the Japanese yen of $125,000, and $237,000 of other income in September 2004 received from a customer to terminate a supply guarantee contract.

Provision for Income Taxes

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$45	$40	$5	12.5%
% of total revenue	0.7%	0.5%

We provided for income taxes of $45,000 for our overseas businesses for the three month period ended September 30, 2005 compared to $40,000 for the three month period ended September 30, 2004.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$98	$177	$(79)	(44.6)%
% of total revenue	0.5%	0.6%

We provided for income taxes of $98,000 for our overseas businesses for the nine month period ended September 30, 2005 compared to $177,000 for the nine month period ended September 30, 2004.

Gain from Discontinued Operations

	Three Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$259	$225	$34	15.1%
% of total revenue	4.2%	2.6%

During the three month period ended September 30, 2005, we recorded a gain on discontinued operations for the release of the remaining $250,000 that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp. The $250,000 was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us, and was released in September 2005, with approximately $9,000 in accrued interest.  During the three month period ended September 30, 2004, we recorded a gain on discontinued operations for the release of $225,000 that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp.

	Nine Months Ended September 30,		Increase
	2005	2004	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$670	$447	$223	49.9%
% of total revenue	3.6%	1.6%

For the nine month period ended September 30, 2005, the gain from discontinued operations is made up of a gain of $300,000 which was the remaining portion of the first $750,000 held in escrow due to us from the sale of our opto-electronics business, $58,000 in property tax refunds, and a gain of $53,000 from the sale of a building located in Monterey Park, California, and the remaining $250,000 that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp. The final $250,000 was released in September 2005, with approximately $9,000 in accrued interest.

For the nine month period ended September 30, 2004, we recorded a gain on discontinued operations for the release of $225,000 that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp, and we recorded a gain of $222,000 as a result of our reversal of accrued liabilities of general and administrative expenses no longer required in connection with legal fees and cleanup costs.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. As of September 30, 2005, our principal sources of liquidity were $24.2 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments decreased $8.0 million to $24.2 million as of September 30, 2005 compared with $32.2 million as of December 31, 2004. Of this decrease, $1.1 million was the decrease in our investment in Finisar common stock from $2.7 million as of December 31, 2004 to $1.6 million as of September 30, 2005, and $1.9 million was our payment to Sumitomo Electric Industries, Ltd. consisting of $1.4 million in connection with our settlement agreement and $0.5 million relating to our cross-license fee.

Net cash used by operating activities of $6.1 million for the nine month period ended September 30, 2005 was comprised primarily of our net loss of $9.5 million, adjusted for non-cash items consisting primarily of depreciation of $2.9 million, and partially offset by a net increase of $273,000 in assets and liabilities. The net increase in assets and liabilities resulted primarily from a decrease in accrued liabilities, an increase in accounts receivable, net and partially offset by a decrease in net inventory and a decrease in prepaid expenses.

Net accounts receivable increased by $0.9 million, or 21.2%, to $4.9 million as of September 30, 2005 compared with $4.0 million as of December 31, 2004. The increase was primarily a result of the decrease in the allowance for doubtful accounts as we recovered some accounts that were fully reserved and some accounts improved in aging that led to a decrease in the allowance.

Net inventories decreased $0.9 million, or 5.2% to $15.6 million as of September 30, 2005 compared with $16.5 million as of December 31, 2004, primarily due to a $765,000 inventory valuation adjustment.

Net cash provided by investing activities of $9.4 million for the nine month period ended September 30, 2005 included the sale of investments totaling $17.0 million, and proceeds from assets held for sale of $1.3 million partially offset by purchases of investments of $7.8 million and purchases of property, plant and equipment, net of $1.7 million.

We do not have any plans to initiate any major new capital spending projects through 2005. We are currently completing certain projects at our China facilities and closing our remaining manufacturing facilities in Fremont, California. We expect to invest approximately $0.2 million in capital projects for the remainder of 2005. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $636,000 for the nine month period ended September 30, 2005 consisted of payments of $450,000 related to long-term borrowings and $246,000 to repurchase our common stock, partially offset by proceeds of $60,000 through our employee stock purchase and stock option programs.

We have considered investments in other joint ventures, including a new joint venture investment in China for a germanium business opportunity.  We are in the final negotiations process in forming this joint venture, and we may, upon the fulfillment of certain conditions, invest up to $2.5 million in the new joint venture by mid-2006.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 3.93% as of September 30, 2005. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of September 30, 2005, $7.6 million was outstanding under these bonds.

As of September 30, 2005, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $7.6 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility.

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

Outstanding contractual obligations as of September 30, 2005 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$7,600	$450	$1,420	$900	$4,830
Operating leases	5,816	1,095	2,051	1,519	1,151
Total	$13,416	$1,545	$3,471	$2,419	$5,981

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $1.0 million and $1.1 million for the nine month periods ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2005, the U.S. Securities and Exchange Commission (“ SEC”), released Staff Accounting Bulletin No. 107 (“SAB107”), “Share-Based Payments” . The interpretations in SAB 107 express views of the SEC staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R.

In April 2005, the SEC approved a new rule that delays the effective date of SFAS 123R to the first annual or interim reporting period for fiscal years beginning on or after June 15, 2005.  SFAS123R will be effective for us beginning with the first quarter of fiscal 2006.  We are currently evaluating the impact of SFAS 123R on our consolidated financial position and results of operations. See Note 3. Accounting for Stock-Based Compensation for information related to the pro forma effects on our reported net loss and net loss per share when applying the fair value recognition provisions of the previous SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not anticipate a material impact from the adoption of SFAS 154 on our consolidated financial position, results of operations, or cash flows.

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

Our products are complex and may contain defects. We have experienced quality control problems with some of our products which caused customers to return products to us, reduce orders for our products, or both. We believe that we continue to experience a reduction in orders as a result of our product quality problems. If we continue to experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

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

Existing or future litigation could result in significant judgments against us, or cause us to incur costly settlements.

In June 2005, a complaint was filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of defendants, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol.  In addition, we are defendants in an ongoing securities litigation matter.  Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by such litigation now pending, and any additional litigation if brought against us.  In addition, response to such litigation could divert management’s attention from our business and operations, causing our business and financial results to suffer.  We could incur defense or settlement costs in excess of the insurance covering such litigation matters, or such litigation could result in significant judgments against us, in excess of our insurance limits.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 35.6% and 33.8% of revenue for the nine month periods ended September 30, 2005, and 2004, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. In addition, several of our previously large customers have stopped operations entirely. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

On October 8, 2004, we announced that we had reached a tentative settlement of the litigation in Japan and interference actions in the United States with Sumitomo Electric Industries, Ltd. (“SEI”), which includes a global intellectual property cross-licensing agreement. AXT and SEI finalized this agreement on December 2, 2004. Accordingly, we recorded a charge of approximately $1.4 million for the quarter ended September 30, 2004 in connection with this settlement, and have made and expect to make royalty payments on future sales of certain products. The litigation was withdrawn in January 2005 and we abandoned the interference proceeding.

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

We must manage our inventory of component parts, work-in-process, and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, if current costs of production increase or sales prices drop below the standard prices at which we value inventory, we may need to take a charge for a reduction in inventory values. We have in the past, including during 2004, had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, could adversely affect our results of operations. charges.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 80% and 78% of our total revenue for the nine month periods ended September 30, 2005 and 2004, respectively. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

Also, denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. The functional currencies of our Chinese subsidiaries are the local currencies. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. If we do not effectively manage the risks associated with international sales, our revenue, cash flows and financial condition could be adversely affected.

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues.

The Chinese government faced a power crunch over the summer of 2004 and reported that power demand in 24 provinces outstripped supply in peak periods during the first four months of 2004. Instability in electrical supply caused sporadic outages among residential and commercial consumers. As a result, the Chinese government implemented tough measures in 2004 to ease the energy shortage. Provinces imposed power brownouts during 2004 to reduce electricity demand and some companies in Beijing were ordered to give their employees a week off to ease the pressure on power supply. The plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months during 2004. As a result we closed most of our operations for a week in late July 2004 in conformance with this policy. Although shortages requiring closure of facilities did not occur during summer 2005, if we are required to make additional temporary closures of our Beijing and joint venture operations at any time during the remainder of 2005, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales. In addition, if power is shut off at our Beijing operations at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of goods sold and gross margins. We are attempting to partially mitigate the potential effects of power outages by building inventory in anticipation of power outages during the summer. This inventory build is prepared to accommodate forecast demand rather specific customer orders. If the inventory we build is not ordered by customers, we may have to scrap these products and incur a cost which will reduce our gross margins.

We need to continue to improve or implement our systems, procedures and controls and may not receive a favorable attestation report on our internal control systems by our independent registered public accounting firm.

The requirements adopted by the Securities and Exchange Commission in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and an attestation of these systems by our independent registered public accounting firm beginning with our fiscal year ending December 31, 2007. This may be due earlier beginning with our fiscal year ending December 31, 2006 if our market capitalization increases above $75 million on the determining date on June 30, 2006. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. We are currently evaluating the extent to which any of our joint ventures may also be required to comply, if at all.  We can give no assurances that our systems will satisfy the new requirements of the Securities and Exchange Commission, or if required, that any of the systems of our joint ventures will meet such requirements, or that we will receive a favorable review and attestation by our independent registered public accounting firm.

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

A reoccurrence of Severe Acute Respiratory Syndrome (SARS) or the outbreak of a different contagious diseasesuch as the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

The majority of our substrate manufacturing activities are conducted in China. In addition, we source key raw materials, including gallium, from our joint ventures and other suppliers in China. The 2003 SARS outbreak was most notable in China and a small number of cases were reported in 2004. One employee at our LED production facility in China contracted SARS in late April 2003 prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If there were to be another outbreak of SARS or a different contagious disease, such as Avian Flu, and if our employees contracted the disease, we may be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we may not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable, as it was during parts of 2003. None of our substrate competitors is as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we may not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

We have not over the past year been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, and the first three quarters of 2005.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the twelve months ended December 31, 2004, the high and low closing sales prices of our common stock were $4.68 and $1.05, respectively, and for the nine months ended September 30, 2005, the high and low closing sales prices of our common stock were $1.56 and $1.10, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of September 30, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2005	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$6,954	0.50%	$35	$31	$38
Cash equivalents	7,631	3.75	286	257	315
Investment in debt and equity instruments	17,255	4.48	773	696	850
Long-term debt	(7,600)	3.63	(276)	(248)	(303)
			$818	$736	$900

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. For the nine month period ended September 30, 2005, we recorded a $1.1 million charge to write down our investment in one public U.S. company. As of September 30, 2005, the minority investments we continue to hold amounted to $3.0 million.

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

(b) No change in our internal control over financial reporting was made during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit names AXT, Inc. and our chief executive officer, China operations, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On February 4, 2005, the Court consolidated the case with a related case making similar allegations, and appointed a lead plaintiff, who will file a consolidated complaint. We believe that there are meritorious defenses against this litigation and intends to vigorously defend it. On September 23, 2005 the Court granted our motion to dismiss the complaint, with leave to amend. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et. Al. vs. American Xtal Technology, et. al., No. R 605215713.  The lawsuit complaint names as defendants AXT, its chief technology officer, its former interim chief executive officer, a former safety department employee and a supplier to AXT.  The lawsuit is brought on behalf of two former employees and their minor child.  The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure to the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers.

We believe that there are meritorious defenses against this litigation and intend to vigorously defend it.  AXT’s commercial general liability insurance carrier has agreed to fund AXT’s defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law.  There is $21 million in available limits under the policies in question. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2005, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2005 through July 31, 2005	10,000	$1.24	10,000	$1,794,745
August 1, 2005 through August 31, 2005	33,433	1.21	33,433	1,754,160
September 1, 2005 through September 30, 2005	—	—	—	—
Total	43,433	$1.22	43,433	$1,754,160

(1)  Pursuant to a Plan publicly announced on August 25, 2004 and extended in July, 2005, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of the Company’s common stock. Repurchases will be made from time to time in the open market during the twelve-month period ending July 31, 2006, at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources.

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

AXT, INC.

Dated: November 8, 2005	By:	/s/ Philip C. S. Yin
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