Form 10-K
period 2005-12-31
AXT INC
filed 2006-03-30
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock, $0.001 par value

(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”  in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2005 as reported on the Nasdaq National Market, was approximately $21,760,657. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 3, 2006, 22,999,739 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2006 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.                        Business Overview

We design, develop, manufacture and distribute high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). Our substrate products are used primarily in lighting display applications, wireless communications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and has enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture GaAs substrates and subsequently used VGF technology to manufacture substrates from InP and Ge. Some of our competitors followed our lead by developing their own versions of VGF technology. Customers for our substrates include United Epitaxy Company, Avago, Samsung, EMCORE, Kopin, IQE, Osram, MBE Technologies, and Sumika. Over the past four years, we have implemented an initiative to reduce the cost of manufacturing our substrates by moving our manufacturing operations to China, which is now complete, and by investing in sources of low cost raw materials.

We also manufacture and sell raw materials related to our substrate business through five joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. AXT’s ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the three ventures in which we own a majority interest and employ equity accounting for the two joint ventures in which we have a 25 percent interest. We purchase the materials produced by these ventures for our use and sell other portions of their production to third parties.

On June 24, 2003, our Board of Directors approved management’s plan to exit our unprofitable opto-electronics business. The disposition was a result of continuing operating losses and negative cash flows from the division and significant uncertainty regarding its future profitability.

In 2005, we made a number of important changes to our management team. Philip C.S. Yin, Ph.D., joined the company in March 2005 as chief executive officer and restructured the organization from the top down. In June 2005, two new positions were created: chief operating officer and chief technology officer. Also, the former president of AXT’s China operations became president of joint venture operations. In September 2005, our new vice president of global sales and marketing joined the company. This new structure enables us to maximize the expertise and skill sets of our team while placing enhanced emphasis on manufacturing, production and quality, and quality systems improvement.

With the new management team in place, quality, quality systems and revenue began to improve beginning in the third quarter of 2005. In December 2005, we continued to execute our workforce reduction in our Fremont, California facility and accordingly will eliminate approximately 15 positions in California over the following 120 days.

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

•       solid-state lighting, including full color displays, automobile lighting, traffic lights, and channel lighting; and

•       satellite communications systems.

The markets for several of these end-user applications are expected to grow; for example, Strategy Analytics, an independent research firm, expects worldwide mobile telephone production to grow from approximately 700 million units in 2005 to over 900 million units in 2010.

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

In addition to the semi-insulating and semi-conducting markets for GaAs, we believe that the Ge market holds significant potential for us. With the shortage of polysilicon and its inherent inefficiency, Ge is becoming the material of choice for photovoltaic applications such as solar cells and other space and terrestrial applications. In January 2006, we received one customer qualification on Ge products and several other customers are in the qualification process. We do not expect Ge to be a significant portion of our revenue stream in 2006.

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

•       Switch to six-inch diameter wafers.   Many semiconductor device manufacturers switched their GaAs production lines to six-inch diameter substrates from three and four inch diameter substrates in order to reduce unit costs and increase capacity. We were among the first to be able to deliver large volumes of six-inch diameter VGF substrates and retain a significant amount of manufacturing capacity for this product. We believe we are well-positioned to take advantage of the growth in this market.

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

Our VGF technique offers several benefits when compared to traditional crystal growing technologies. The HB technique is the traditional method for producing semi-conducting GaAs substrates for opto-electronic applications. The HB technique holds the GaAs melt in a semi-cylindrical container, causing crystals grown using the HB method to have a semi-circular, or D-shaped, cross-section. Accordingly, more crystal material is discarded when the D-shaped substrate is subsequently trimmed to a round shape. In addition, crystals grown using the HB technique have a higher defect density than VGF-grown crystals. The HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. The HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

Our VGF technique also offers advantages over the LEC technique for producing semi-insulating GaAs substrates for electronic applications. During the LEC process, the crystal is grown by dipping a seed crystal through molten boric oxide into a melt of gallium and arsenic poly-crystal material and slowly pulling the seed up into the cool zone above the boron oxide where the crystal hardens. Unlike the VGF technique, the LEC technique is designed so that the hotter GaAs melt is located beneath the cooler crystal, resulting in greater turbulence in the melt, and at a temperature gradient that is significantly higher than the VGF technique. The turbulence and high temperature gradient cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals, resulting in a higher rate of breakage during the device manufacturing process. As an open process, the LEC technique also results in greater propensity for contamination and difficulty controlling the ratio of gallium to arsenic. It requires large, complex electro-mechanical systems that are expensive and require highly skilled personnel to operate.

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

Materials.   We participate in five joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2005, sales of raw materials to parties other than us were approximately $4.8 million which comprised of all of these products.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our customers include:

Advanced Epitaxy Technology	IQE, Inc.	Sogem
Avago	Kopin	Sumiden
Arima Optoelectronic Corp.	MBE Technologies	Sumika
Bookham	Motorola	United Epitaxy Company
Coherent Tutcore	Nippon Sheet Glass	Visual Photonics Epitaxy
Dowa	Osram	Xiamen Sanan Electronics
EMCORE	Samsung

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. Two customers represented greater than 10% of revenue, totaling 20.7%, for the year ended December 31, 2005, while no customers represented greater than 10% of revenue for the years ended December 31, 2004 and 2003. The company’s top five customers represented 37.5% of revenues for the year ended December 31, 2005, 30.1% of revenue for the year ended December 31, 2004, and 28.9% of revenue for the year ended December 31, 2003. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

The third party customers for our raw materials products are in many instances the same as our customers for substrates. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

Manufacturing, Raw Materials and Supplies

We believe that our results are partially due to our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We perform our substrate manufacturing operations at our facilities in Beijing, China. During 2004, we discontinued our manufacturing and research and development activities at our Fremont, California facility. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the U.S. Many of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit, and we expect to receive the final documentation in the first quarter of 2006.

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

Accordingly, to help ensure continued supply of materials, we formed five joint ventures with and made investments in some suppliers of key raw materials required to manufacture our products, including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures and investments will be advantageous in procuring materials to support our growth and cost management goals.

Sales and Marketing

We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products. We sell our substrate products through our direct sales force in the U.S. and through independent sales representatives in France, Germany, Japan, South Korea, Taiwan and the United Kingdom. Our direct sales force is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers. The substrate division launched a program in late 2000 with selected customers in which we guaranteed that certain volumes of six-inch GaAs and other substrates would be delivered on specific dates and the customer made a prepayment for part of the value of the entire order. Several major customers participated in this program. As of December 31, 2005, the unearned pre-payments we retain under this program equaled $125,000. We do not expect to continue this program.

International Sales.   International sales are an important part of our business. For the year ended December 31, 2005, sales to customers outside North America (primarily United States) accounted for 80.5% of our revenue, as compared with 78.8% in 2004, and with 65.4% in 2003. The primary markets for sales of our products outside of the United States include countries in Asia and Western Europe.

In 2005, we increased our focus in our five joint ventures. In 2006, through our joint ventures we plan to expand our raw material offering that will include 4N, 6N, and 7N gallium, boron oxide (B2O3), germanium, arsenic, germanium dioxide, paralytic boron nitride (pBN) crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including haze reduction, improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2005, we continued to spend some research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. We continue to work on issues related to surface quality.

Research and development expenses were $1.7 million in 2005, compared with $1.5 million in 2004 and $1.3 million in 2003. We expect to maintain our rate of expenditure on research and development costs in 2006.

Research and development at our joint ventures will remain at a minimal level.

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

•       protection of our products by effective use of intellectual property laws; and

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

We are the only compound semiconductor substrate supplier to offer a full suite of raw materials and we believe that it gives us a strong competitive advantage in our marketplace.

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

To date, we have been issued two U.S. patents and have three U.S. patent applications pending, which relate to our VGF products and processes. We have twenty-three patent applications pending (in PCT/national stage process) in Europe, Canada, China, Japan and South Korea which are based on our U.S. patents that relate to our VGF processes. We have two issued foreign patents.

Environmental Regulations

We are subject to federal, state and local environmental laws and regulations, including laws in China as well as the U.S. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations.

Employees

As of December 31, 2005, we had 842 employees, of whom 680 were principally engaged in manufacturing, 116 in sales and administration, and 46 in research and development. Of these employees, 55 are located in the U.S., and 787 in China. As of December 31, 2004, we had 1,010 employees, of whom 854 were principally engaged in manufacturing, 112 in sales and administration, and 44 in research and development. Of these employees, 65 were located in the U.S., 943 in China and 2 in Japan.

As a result of shifting more of our substrate manufacturing to China, we continued to reduce our headcount in our Fremont, California facility and accordingly announced our restructuring plan in December 2005 which would eliminate approximately 15 positions over the next 120 days. Earlier in 2005, we also reduced our workforce at our Beijing, China manufacturing facility as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Some of our employees in China are represented by a union, but we have never experienced a work stoppage. Although morale has been affected by our workforce reductions in California, we consider our relations with our employees to be good.

Available of Information

Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number is (510) 683-5900. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.                Risk Factors

Risks Related to Our Business

Our operating results depend in large part on further customer acceptance of our existing substrate products manufactured in China.

As we are now manufacturing only in China, if the shift of our substrate manufacturing operations to China is to be successful, we will need our customers to qualify products manufactured in China. If we are unable to continue to achieve qualifications for these products, our China facility will be underutilized, our investments in China will not be recouped and we will be unable to lower our costs by moving to China. We may lose sales of our products to competitors who are not manufacturing in China, or whose operations in China have already been qualified by customers. If customers do not fully qualify our China production, we may lose additional customers and fail to achieve revenue growth.

Furthermore, some customers reduced their orders from us until our surface quality is as good and consistent as that offered by competitors. As a result, some customers allocated their requirements for compound semiconductor substrates across more competitors and although our quality is improving, resulting in increased sales, we believe that we have lost revenue and market share as a result of these customer decisions, which we may be unable to recover. If we are unable to recover and retain our market share, we may be unable to grow our business.

Defects in our products could diminish demand for our products.

Our products are complex and may contain defects. We have experienced quality control problems with some of our products which caused customers to return products to us, reduce orders for our products, or both. Although our quality has improved, resulting in some increases in product sales, we believe that we continue to experience some reduction in orders as a result of our prior product quality problems. If we continue to experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors, we may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

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

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, including, but not limited to, regulations related to the development, manufacture and use of our products, the operation of our facilities, and the use of our real property. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations, and/or the suspension or termination of development, manufacture or use of certain of our products, or may affect the operation of our facilities or use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2005, a complaint was filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol. In addition, we are defendants in an ongoing securities litigation matter. Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by such litigation now pending, and any additional litigation if brought against us. In addition, response to such litigation could divert management’s attention from our business and operations, causing our business and financial results to suffer. We could incur defense or settlement costs in excess of the insurance covering such litigation matters, or such litigation could result in significant judgments against us, in excess of our insurance limits.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 37.5%, 30.1% and 28.9% of revenue for the years ended December 31, 2005, 2004, and 2003, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Problems incurred by our joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations

We have invested in five joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. We purchase the materials produced by these ventures for our use and sell other portions of their production to third parties. Our ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the three ventures in which we own a majority interest and employ equity accounting for the two joint ventures in which we have a 25 percent interest. Several of these ventures occupy facilities within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, treatment of hazardous waste or air quality treatment. If any of our joint venture partners in any of these five ventures experience problems with their operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors who in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. For example, we have previously been involved in two separate lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

The industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur, our operating results and financial condition are adversely affected, and create pressure on our revenue, gross margins and net income (loss). Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced over the past years, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products.

Increased price competition has resulted, causing pressure on our net sales, gross margin and net income (loss). We experienced cancellations, price reductions, delays and push outs of orders, which have resulted in reduced revenues. If the economic downturn occurred again, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs, such as those we have recently taken, may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers to pay for products we ship to them within 30 to 120 days after delivery. Subsequent to our shipping a product, some customers have been unable to make payments as due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. During 2004, a customer of one agent filed for bankruptcy protection. We incurred a charge equal to the amount owed us and believe that there is a substantial likelihood that we will not be able to recoup any of this amount. Other customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 81% and 79% of our total revenue for the years ended December 31, 2005 and 2004, respectively. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

The Chinese government faced a power crunch over the summer of 2004 and reported that power demand in 24 provinces outstripped supply in peak periods during the first four months of 2004. Instability in electrical supply caused sporadic outages among residential and commercial consumers. As a result, the Chinese government implemented tough measures in 2004 to ease the energy shortage. Provinces imposed power brownouts during 2004 to reduce electricity demand and some companies in Beijing were ordered to give their employees a week off to ease the pressure on power supply. The plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months during 2004. As a result we closed most of our operations for a week in late July 2004 in conformance with this policy. Although shortages requiring closure of facilities did not occur during summer 2005, if we are required to make additional temporary closures of our Beijing and joint venture operations at any time during 2006, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, we could lose sales, adversely impacting our revenues, and our relationships with our customers could suffer, impacting our ability to generate future sales. In addition, if power is shut off at our Beijing operations at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of goods sold and gross margins. We are attempting to partially mitigate the potential effects of power outages by building inventory in anticipation of power outages during the summer. This inventory build is prepared to accommodate forecast demand rather specific customer orders. If the inventory we build is not ordered by customers, we may have to scrap these products and incur a cost which will reduce our gross margins.

We need to continue to improve or implement our systems, procedures and controls and may not receive a favorable attestation report on our internal control systems by our independent registered public accounting firm.

The requirements adopted by the Securities and Exchange Commission, or SEC, in response to the passage of the Sarbanes-Oxley Act of 2002 will require annual review and evaluation of our internal control systems, and an attestation of these systems by our independent registered public accounting firm beginning with our fiscal year ending December 31, 2007. This may be due earlier beginning with our fiscal year ending December 31, 2006 if our market capitalization increases above $75 million on the determining date on June 30, 2006. We are currently reviewing our internal control procedures and considering further documentation of such procedures that may be necessary. We are currently evaluating the extent to which any of our joint ventures may also be required to comply, if at all. We can give no assurances that our systems will satisfy the new requirements of the Securities and Exchange Commission, or if required, that any of the systems of our joint ventures will meet such requirements, or that we will receive a favorable review and attestation by our independent registered public accounting firm.

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

We have not over the past year been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, and 2005.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the year ended December 31, 2005, the high and low closing sales prices of our common stock were $2.47 and $1.08, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal properties as of February 21, 2006 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	80,000	Vacant	Owned
Fremont, CA	24,100	Warehouse	Operating lease, expires July 2006
Fremont, CA	55,000	Production and Administration	Operating lease, expires March 2013
El Monte, CA	5,600	Vacant	Operating lease, expires December 2006
Beijing, China	31,000	Production and Administration	Owned
Beijing, China	31,000	Production	Owned
Beijing, China	32,000	Production	Owned
Beijing, China	16,000	Housing	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Materials, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Materials, Co., Ltd.*
Xianxi, China	1,000	Administration	Owned by Beijing Ji Ya Semiconductor Materials, Co., Ltd.*
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Owned by Beijing Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd.*

*                    Joint ventures in which we hold an interest of between 25 percent and 83 percent.

We consider each facility to be in good operating condition and adequate for its present use, and believe that each facility has sufficient plant capacity to meet its current and anticipated operating requirements. We do not intend to renew the operating leases of properties in Fremont and El Monte, California, that expire in 2006, as we are no longer using such facilities.

Item 3.                        Legal Proceedings

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer, as defendants, and is brought on behalf of a class of all purchasers of our securities from

February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. Lead plaintiff filed an amended complaint, which we have moved to dismiss. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading publicly on the Nasdaq National Market, (NASDAQ) under the symbol “AXTI” since May 20, 1998, the date we consummated our initial public offering. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2005
First Quarter	$1.57	$1.10
Second Quarter	$1.42	$1.08
Third Quarter	$1.65	$1.14
Fourth Quarter	$2.47	$1.21
2004
First Quarter	$4.68	$3.00
Second Quarter	$3.57	$1.73
Third Quarter	$1.97	$1.05
Fourth Quarter	$2.04	$1.37

As of December 31, 2005, there were 102 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock.

Issuer Purchases of Equity Securities

During the three-month period ended December 31, 2005, we did not repurchase any shares of our common stock. During the twelve-month period ended December 31, 2005, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
Jan. 1, 2005 through Mar. 31, 2005	23,383	$1.23	23,383	$1,971,313
Apr. 1, 2005 through Jun. 30, 2005	134,700	1.22	134,700	1,807,145
Jul 1, 2005 through Sep. 30, 2005	43,433	1.22	43,433	1,754,160
Oct 1, 2005 through Dec. 31, 2005	—	—	—	1,754,160
Total	201,516	$1.22	201,516	$1,754,160

(1)          Pursuant to a Plan publicly announced on August 25, 2004 and extended in July, 2005, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of the Company’s common stock. Repurchases will be made from time to time in the open market during the twelve-month period ending July 31, 2006, at prevailing market prices. Repurchases will be made under the program using the Company’s own cash resources. As of December 31, 2005, we had 22,977,301 shares of common stock outstanding and 201,516 were repurchased in 2005 under this program.

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data is derived from and should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8 below, and in our previously filed reports on Form 10-K. See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to items reflecting our results of operations and financial condition.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Income Statement Data:
Revenue	$26,536	$35,454	$34,713	$44,865	$108,800
Cost of revenue	24,337	35,705	32,478	53,758	67,494
Gross profit (loss)	2,199	(251)	2,235	(8,893)	41,306
Operating expenses:
Selling, general, and administrative	12,955	11,561	10,475	13,860	17,208
Research and development	1,723	1,479	1,337	2,339	3,876
Impairment charges	—	210	—	14,632	—
Restructuring costs	836	1,308	—	—	—
Total operating expenses	15,514	14,558	11,812	30,831	21,084
Income (loss) from operations	(13,315)	(14,809)	(9,577)	(39,724)	20,222
Interest income, net	516	262	172	2,746	1,847
Other (income) and expense, net	(910)	(94)	1,688	15,886	16,057
Income (loss) from continuing operations before provision for income taxes	(13,709)	(14,453)	(11,093)	(52,864)	6,012
Provision (benefit) for income taxes	(950)	71	—	2,119	2,164
Income (loss) from continuing operations	(12,759)	(14,524)	(11,093)	(54,983)	3,848
Discontinued operations:
Gain (loss) from discontinued operations	544	472	(6,163)	(34,625)	(13,818)
Gain (loss) on disposal	—	419	(9,475)	—	—
Benefit for income taxes	—	—	—	(8,427)	(4,974)
Gain (loss) from discontinued operations	544	891	(15,638)	(26,198)	(8,844)
Net loss	$(12,215)	$(13,633)	$(26,731)	$(81,181)	$(4,996)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.56)	$(0.64)	$(0.49)	$(2.46)	$0.17
Gain (loss) from discontinued operations	0.02	0.04	(0.69)	(1.17)	(0.40)
Net loss	$(0.54)	$(0.60)	$(1.18)	$(3.63)	$(0.23)
Shares used in per share calculations:
Basic	23,047	23,063	22,781	22,433	22,278
Diluted	23,047	23,063	22,781	22,433	22,879

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$17,472	$12,117	$24,339	$13,797	$37,538
Short-term investments	5,555	20,062	14,669	8,205	25,673
Working capital	36,347	46,141	57,335	65,375	125,295
Restricted deposits	7,450	8,215	9,302	11,150	—
Long-term investments	—	—	—	3,657	6,552
Total assets	74,798	87,540	107,023	145,667	243,359
Long-term capital lease, net of current portion	—	—	—	4,847	10,002
Long-term debt, net of current portion	7,420	7,880	8,842	13,289	14,342
Stockholders’ equity	55,618	68,017	82,298	105,657	186,322

All periods have been restated to reflect the accounting for discontinued operations. As a result, the discontinued opto-electronics and consumer products divisions have been eliminated from continuing operations in the statements of operations.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. Risk Factors and elsewhere in this Annual Report. This discussion should be read in conjunction with Item 6 “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates and sell certain raw materials including gallium, germanium dioxide, and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services. Additionally, we do not provide discounts or other incentives to customers except for one customer with whom we agreed in the fourth quarter of 2004 to provide a certain amount of cumulative discounts on future product purchases from us. We recognize these discounts as a reduction in revenue as products are sold to this customer.

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. Approximately $487,000 of the $745,000 sales returns reserve has been utilized and approximately $205,000 has been reversed to revenue as of December 31,

2005 as we favorably resolved an outstanding matter with a customer. We will continue to monitor the returns for this specific reserve. See further discussion in “Results of Operations” below.

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

In previous years, three of our customers had filed for bankruptcy protection. Upon notification of the bankruptcy, we immediately stopped shipping orders to these customers other than on payment in advance. At that time, the outstanding balances of these customers had been fully reserved. The related accounts receivable balances and reserve were subsequently written off in November 2004 when we finally determined that the balances were uncollectible. This determination was made as a result of our unsuccessful efforts to collect these accounts receivable, the significant length of time that the receivables balance was outstanding, and the unlikelihood that we would collect the balances from the bankrupt’s estate. As of December 31, 2005, our accounts receivable balance was $5.2 million, which was net of an allowance for doubtful accounts of $533,000. From our allowance for doubtful accounts of $537,000 as of December 31, 2004, we wrote off $68,000 of fully reserved accounts receivable for a Korean customer and decreased the allowance by $343,000 due to improved collections mainly from a Japanese customer, while increasing the allowance for a large customer in China of $396,000, and other doubtful accounts of $11,000, resulting in the allowance for doubtful accounts of $533,000 as of December 31, 2005. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. From our allowance for sales returns of $550,000 as of December 31, 2004, we utilized $487,000 for investigation related returns, while increasing  the allowance for sales returns based on our history of sales returns $23,000 resulting in the allowance for sales returns of $86,000 as of December 31, 2005. The total allowances deducted from gross accounts receivable as of December 31, 2005 is $619,000, compared to $1,087,000 as of December 31, 2004.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2005, accrued product warranties totaled $120,000. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2005, we had an inventory reserve of $16.9 million. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Employee Stock Options

We believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all management employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. We currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations thereof  and, as such, generally recognize no compensation cost for employee stock options. We will adopt Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (SFAS 123R) beginning January 1, 2006. The adoption of SFAS 123R is expected to result in a material increase in expense during 2006 based on unvested options outstanding as of December 31, 2005 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS 123(R), the effect of this accounting standard on our prior operating results would approximate the effect of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,”  as described in the disclosure of pro forma net loss and net loss per share. See “Note 1—The Company and Summary of Significant Accounting Policies” of the notes to consolidated financial statements.

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We had the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are now trying to re-qualify our germanium substrates with the few existing satellite solar cell system manufacturers.

Continuing Operations

Our sales of substrate products is dependant on the semiconductor industry, which is highly cyclical and has historically experienced downturns both as a result of economic changes and overcapacity.

In 2003, we believed that the wireless communications and HBLED markets grew, but our revenue did not increase until the fourth quarter of 2003 due to continued reductions in prices, and time required to improve our substrate surface quality and regain some lost customers. Revenue for 2003 fell by $10.2 million, or 22.6% compared with 2002. We recorded net losses in each quarter of 2003. During 2003, we continued to shift more of our manufacturing operations to China and reduced our costs incurred in the United States.

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

As a result of the weaknesses identified, in the first quarter of 2004 we increased our sales return reserve by $745,000, based on our best estimate of future returns related to this matter. Approximately $487,000 of the $745,000 sales returns reserve had been utilized and approximately $205,000 has been reversed to revenue as of December 31, 2005 as we favorably resolved an outstanding matter with a customer. This reserve was based, in part, on discussion with affected customers. The amount of the reserve was determined in part based upon the amount of our historical product returns, payment history of prior period receivables, discussions with customers concerning the non-compliant product and testing data, and estimated levels of our product maintained by customers, and likelihood that products previously shipped would be returned to us.

During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China.

In 2005, we made a number of important changes to our management team. Philip C.S. Yin, Ph.D., joined the company in March 2005 as chief executive officer and restructured the organization from the top down. In June 2005, two new positions were created: chief operating officer and chief technology officer. Also, the former president of AXT’s China operations became president of joint venture operations. In September 2005, our new vice president of global sales and marketing joined the company. This new structure enables us to maximize the expertise and skill sets of our team while placing enhanced emphasis on manufacturing, production and quality, and quality systems improvement.

With the new management team in place, quality, quality systems and revenue began to improve beginning the third quarter of 2005. In December 2005, we continued to execute our workforce reduction in our Fremont, California facility and accordingly we will eliminate approximately 15 positions in California over the following 120 days. See further discussion under “Restructuring Charges” below.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the year ended December 31, 2005 we recorded $550,000 gains from escrow, $9,000 gain from interest, and $58,000 in property tax refunds.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the consolidated balance sheet as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on disposal of $53,000.

Impairment

Inventory Impairment

In September 2004, we wrote down $2.1 million of obsolete inventory. The wafers and ingots comprising the written-down inventory had been manufactured within the prior two and three years, respectively. During the third quarter of 2004, it became apparent that our revenues were likely to continue to decline in the fourth and subsequent quarters due to the need to re-qualify our products with several customers. Furthermore, many new orders were for products with specifications that differed from the features of the products held in inventory. In accordance with our policy, we evaluated the levels of our inventory, and determined that in light of current market conditions, we had excess and obsolete inventory based upon its age and quality, and that the inventory exceeded the sales projections as revised. Accordingly, we established a reserve for the excess. The majority of this inventory has not been scrapped. There were no significant inventory impairments for the year ended December 31, 2005.

Other Impairment

In the third quarter of 2004, we recorded an impairment charge of $210,000 to write down the value of our investment in a private company. We made the decision to write down the investment as a result of the declining financial position of the investee, evidenced by an audit opinion with a going concern explanatory paragraph received by the investee. The $210,000 was the remaining balance of this investment. No further write-downs were recorded in 2005.

Revenue

				2004 to 2005		2003 to 2004
	Year Ended Dec. 31,			Increase		Increase
($ in thousands)	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
GaAs	$20,831	$27,272	$28,354	$(6,441)	-23.6%	$(1,082)	-3.8%
InP	906	1,588	2,075	(682)	-42.9%	(487)	-23.5%
Raw Materials	4,794	6,499	4,118	(1,705)	-26.2%	2,381	57.8%
Other	5	95	166	(90)	-94.7%	(71)	-42.8%
Total revenue	$26,536	$35,454	$34,713	$(8,918)	-25.2%	$741	2.1%

Revenue decreased $8.9 million or 25.2%, to $26.5 million in 2005 compared to $35.5 million in 2004. Total GaAs substrate revenue decreased $6.4 million, or 23.6%, to $20.8 million in 2005 compared to $27.2 million in 2004. Overall sales of smaller diameter GaAs substrates decreased $7.2 million due to the earlier quality issues, the continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who were qualifying our China-grown products. On the other hand, sales of larger diameter GaAs substrates, which were used exclusively to manufacture electronic devices, increased $1.4 million compared to 2004 due to an increase in orders from customers who have qualified our China-grown products. InP substrate revenue decreased $0.7 million, or 42.9%, to $0.9 million in 2005 compared to $1.6 million in 2004. InP substrates were used almost exclusively for telecommunications applications. The decrease in GaAs and InP substrate revenue was due to the pricing pressures causing prices to decline and overall lesser demand from our telecommunications and wireless application customers. Raw material sales decreased $1.7 million, or 26.2%, to $4.8 million in 2005 compared to $6.5 million in 2004. The decrease in raw material sales was due to customers’ lower demand, particularly for raw gallium and germanium dioxide.

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

Two customers represented greater than 10% of revenue, totaling 20.7% for the year ended December 31, 2005. No customer represented greater than 10% of product revenues for the years ended December 31, 2004 and 2003. Our top five customers represented 37.5%, 30.1%, and 28.9% of product revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Revenue by Geographic Region

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
North America*	$5,168	$7,514	$12,009	$(2,346)	(31.2)%	$(4,495)	(37.4)%
% of total revenue	19%	21%	35%
Europe	6,186	6,840	5,638	(654)	(9.6)	1,202	21.3
% of total revenue	23%	19%	16%
Japan	2,854	5,156	4,167	(2,302)	(44.6)	989	23.7
% of total revenue	11%	15%	12%
Taiwan	3,843	8,397	7,055	(4,554)	(54.2)	1,342	19.0
% of total revenue	15%	24%	20%
Asia Pacific (excluding Japan and Taiwan)	8,485	7,547	5,844	938	12.4	1,703	29.1
% of total revenue	32%	21%	17%
Total revenue	$26,536	$35,454	$34,713	$(8,918)	(25.2)%	$741	2.1%

*                    Primarily the United States.

Sales to customers outside of North America represented approximately 81%, 79%, and 65% of our revenue during 2005, 2004 and 2003, respectively. Asia Pacific (excluding Japan and Taiwan) revenue increased to 32% of total revenue in 2005 compared with 21% of total revenue in 2004. The increase was primarily due to increased sales of GaAs substrates to customers in China and Singapore, which products are being used in opto-electronics applications. The Taiwan revenue decreased by $4.6 million or 54.2%, to $3.8 million in 2005 compared with $8.4 million for 2004. The decrease in Taiwan and other geographic areas for our GaAs substrates was due to continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who had not yet qualified our China-grown products.

International revenue increased during 2004 as compared to 2003 primarily due to sales growth of $1.2 million in Europe, $1.7 million in Asia Pacific, $1.3 million in Taiwan, and $1.0 million in Japan. The increase was the result of our continued penetration into the Asian markets, particularly Taiwan, Japan and China.

Gross Margin

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$2,199	$(251)	$2,235	$2,450	976%	$(2,486)	(111)%
Gross Margin %	8.3%	(0.7)%	6.4%

Gross margin increased to 8.3% of revenue in 2005 compared to negative 0.7% of revenue in 2004. The improvement in gross margin in 2005 was due to the increased sales in the larger diameter wafers as demands increased, and the sales of fully reserved wafers which accounted for revenue of approximately $2.1 million in 2005. In 2006, we may have a similar volume of sales of fully reserved wafers.

Gross margin decreased to negative 0.7% of revenue in 2004 compared to 6.4% of revenue in 2003. The decrease was primarily due to the following factors: (i) a $2.1 million charge for excess and obsolete inventory in the third quarter of 2004, (ii) an approximately $1.4 million charge incurred in connection with our settlement of our patent dispute with Sumitomo Electric Industries, Ltd. in the third quarter of 2004, and (iii) the establishment of a sales return reserve of $745,000 in the first quarter of 2004 related to our failure to follow certain testing requirements, which reduced revenues without affecting costs of revenues.

Selling, General and Administrative Expenses

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
SG&A expenses	$12,955	$11,561	$10,475	$1,394	12.1%	$1,086	10.4%
% of total revenue	48.8%	32.6%	30.2%

Selling, general and administrative expenses increased $1.4 million to $12.9 million for 2005 compared with $11.6 million for 2004. The increase in absolute dollars and as a percentage of revenue was primarily due to $2.0 million of decommissioning expenses for our Fremont, California facilities, higher travel expenses of $337,000 as operations have moved resulting in more travel to China , higher recruiting expenses of $118,000 mainly in recruiting our new chief executive officer, partially offset by $556,000 lower insurance costs as operations have moved to China where rates are lower, $152,000 lower Delaware franchise tax  using the alternative method, $137,000 lower sales commissions due to lower sales, and lower rates, and $127,000 lower bad debt expenses as collections and aging improved.

Selling, general and administrative expenses increased $1.1 million, or 10.4%, to $11.6 million in 2004 compared to $10.5 million in 2003. As a percentage of total revenue, selling, general and administrative expenses were 32.6% in 2004 compared to 30.2% in 2003. The increase in selling, general and administrative expenses is primarily the result of increased legal and professional fees with respect to our product testing investigation, the Sumitomo litigation settlement, and progress on our implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Research and Development Expenses

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
R&D expenses	$1,723	$1,479	$1,337	$244	16.5%	$142	10.6%
% of total revenue	6.5%	4.2%	3.9%

Research and development expenses increased $244,000, or 16.5%, to $1.7 million for 2005, compared with $1.5 million for 2004. During 2005, we incurred $64,000 in severance payments to employees that had been performing research and development activities. We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and enhancing our technology leadership, and have therefore appointed Dr. Morris Young as our chief technology officer. As a result, we expect research and development expenses to remain at the levels of recent quarters or to increase in future periods. Research and development efforts during 2005 were focused primarily on improving the yield and surface quality of our GaAs substrates, and we expect these activities to continue.

Research and development expenses increased $142,000, or 10.6%, to $1.5 million in 2004 compared to $1.3 million in 2003. As a percentage of total revenue, research and development expenses were 4.2% in 2004 compared to 3.9% in 2003. As planned, we maintained our investment in product development in 2004 in order to improve our substrate manufacturing technologies.

Impairment and Restructuring Charges

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Impairment charges	$—	$210	$—	$(210)	NM	$210	NM
% of total revenue	—	0.6%	—
Restructuring costs	$836	$1,308	$—	$(472)	(36.1)%	$1,308	NM
% of total revenue	3.2%	3.7%	—

NM: percentage not meaningful

Impairment Charges

In the third quarter of 2004, we recorded an impairment charge of $210,000 to write down the value of our investment in a private company. We made the decision to write down the investment as a result of the declining financial position of the investee, evidenced by an audit opinion with a going concern explanatory paragraph received by the investee. The $210,000 was the remaining balance of this investment. No further write-downs were recorded in 2005.

Restructuring Charges

In March 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Accordingly, we recorded a restructuring charge of $56,000 in March 2005 relating to the reduction in work force, which we completed in June 2005. We anticipate annual savings of $0.3 million relating to this reduction in force.

In April 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Accordingly, we recorded restructuring charges of $98,000 and $9,000, in the second and third quarters of 2005, respectively, relating to the closure of our Japan office. We also anticipate payroll and related expense annual savings of approximately $0.3 million.

In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that are no longer required to support production and operations, or approximately 29 percent, over the next 120 days. This measure was being taken as part of our ongoing effort to downsize our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $273,000 in December 2005 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. We anticipate that the cash outflow from this charge to be incurred over the two quarters commencing in the first quarter of 2006 and we expect to save $0.9 million annually in payroll and related expenses. Also in December 2005, we recorded an additional restructuring charge of approximately $164,000, primarily related to the final liquidation procedures of AXT’s Japan office so as to eliminate the remaining assets. There is no expected cash outflow of this charge.

Overall for the year ended December 31, 2005, we recorded restructuring charges of $236,000 relating to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $250,000 is expected to be paid out through 2006, and is included on the accompanying consolidated balance sheet as accrued restructuring. Refer to Note 8 to our consolidated financial statements.

In 2004 in the second quarter, we announced plans to cease all production activities in the United States and to manufacture our products only in China. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $231,000 for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. As of December 31, 2004, we saved approximately $560,000 in annual payroll and related expenses.

Interest Income, Net

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$516	$262	$172	$254	96.9%	$90	52.3%
% of total revenue	1.9%	0.7%	0.5%

Interest income, net increased $254,000 to $516,000 for 2005 compared with $262,000 for 2004 as a result of our lower debt levels as we continued to pay down our debt.

Interest income, net increased $90,000, or 52.3%, to $262,000 in 2004 compared to $172,000 in 2003. The increase in interest income, net reflected the absence of equipment financing charges. By the end of 2003, we had repaid $10.1 million in equipment lease and loan debt.

Other (Expense) and Income, Net

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other (expense) and income, net	$(910)	$94	$(1,688)	$(1,004)	(1068)%	$1,782	105.6%
% of total revenue	(3.4)%	0.3%	(4.9)%

Other expense was $910,000 for 2005 compared with other income of $94,000 for 2004. The change from other income to other expense was mainly due to an increase in minority interest’s share in our joint ventures of $393,000, foreign exchange losses related to the Japanese yen of $238,000 and to the Chinese renminbi of $44,000, and $237,000 of other income in 2004 received from a customer to terminate a supply guarantee contract, and other losses on asset and marketable security disposals of $93,000.

Other income was $94,000 in 2004 compared to other expense of $1.7 million in 2003. Other expense in 2003 included a charge of $2.1 million related to the write-down of investments we held in two privately held U.S. companies. In 2004, other (expense) comprised of foreign exchange gain (loss) and minority interests from our China joint ventures was offset by a gain of $237,000 as a result of a customer’s forfeiture of deposits originally made in connection with the program we launched in late 2000 with selected customers to guarantee volume delivery of substrates. We terminated all remaining obligations under the program with this customer by mutual consent.

Minority interest in earnings of consolidated subsidiaries is included in other (expense) and income, net and for the years ended December 31, 2005, 2004, and 2003 were ($660,000), ($267,000) and ($4,000), respectively, as the consolidated subsidiaries’ profitability increased.

Provision (benefit) for Income Taxes

				2004 to 2005		2003 to 2004
	Years Ended Dec. 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$(950)	$71	$—	$(1,021)	(1438)%	$71	NM
% of total revenue	3.6%	0.2%	—

NM: percentage not meaningful

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result of this, we reversed approximately $1.1 million of income tax payable accrued for potential exposures relating to those years. This amount is shown as a benefit from income taxes in 2005. Provision for income taxes for 2004 was $71,000, which was related to our foreign subsidiaries. Due to our continuing operating losses and uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $50.9 million in 2005, and $38.8 million in 2004.

Gain or Loss from Discontinued Operations

				2004 to 2005		2003 to 2004
	Years Ended December 31,			Increase		Increase
	2005	2004	2003	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gain (loss) from discontinued operations	$544	$891	$(15,638)	$(347)	(38.9)%	$16,529	105.7%

In 2005, the gain from discontinued operations is made up of a gain of $559,000 which was the remaining portion of the first $750,000 held in escrow due to us from the sale of our opto-electronics business to Lumei Optoelectronics Corp. and includes $9,000 interest, $58,000 in property tax refunds, and a gain of $53,000 from the sale of a building located in Monterey Park, California. During the fourth quarter we recorded a loss of $126,000 as a result of consulting fees of $52,000, rental accruals of $31,000, tax payments of $23,000, and $20,000 for accounts receivables written off.

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

American Jobs Creation Act of 2004—Repatriation of Foreign Earnings

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, allows us to repatriate earnings from our foreign subsidiaries at a reduced tax rate. Under the Jobs Act, we may elect, for one taxable year, an 85% dividends received deduction for eligible dividends from our foreign subsidiaries. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the repatriated earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. We may elect to apply this provision to qualifying earnings repatriations in fiscal 2006. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Jobs Act.

We are not yet in a position to determine the impact of a qualifying repatriation, should we choose to make one, on our income tax expense for fiscal 2006, the amount of our indefinitely reinvested foreign earnings, or the amount of our deferred tax liability with respect to foreign earnings.

Liquidity and Capital Resources

	Years Ended December 31,
	2005	2004	2003
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(7,746)	$(340)	$6,269
Investing activities	13,886	(7,846)	13,723
Financing activities	(792)	(4,216)	(9,647)
Effect of exchange rate changes	7	180	197
Net change in cash and cash equivalents	5,355	(12,222)	10,542
Cash and cash equivalents—beginning period	12,117	24,339	13,797
Cash and cash equivalents—end of period	17,472	12,117	24,339
Short-term investments—end of period	5,555	20,062	14,669
Total cash, cash equivalents and short-term investments	$23,027	$32,179	$39,008

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation, a United States publicly-traded company. As of December 31, 2005, our principal sources of liquidity were $23.0 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments, excluding $2.4 million and $2.7 million for our investment in Finisar common stock as of December 31, 2005 and December 31, 2004, respectively, decreased $8.9 million to $20.6 million as of December 31, 2005 compared with $29.5 million as of December 31, 2004. The combined decrease in cash and cash equivalents and short-term investments was primarily due to the purchase of machinery and equipment of $2.3 million, payments of long-term debt of $0.7 million, and the continual funding of our operations.

The decrease in operating cash flow in 2005, as compared with 2004 included our $1.4 million payment to Sumitomo Electric Industries, Ltd. in connection with the settlement of our litigation and cross-license fee with them, $1.2 million decommissioning costs for our Fremont, California facilities, and $1.2 million for increases in our accounts receivable, net for our increased fourth quarter 2005 sales, partially offset by an increase in our accounts payable of $1.2 million primarily for the accrual of inventory in transit at December 31, 2005.

Net accounts receivable increased by $1.2 million, or 30.0%, to $5.2 million as of December 31, 2005 compared with $4.0 million as of December 31, 2004. The increase reflects improved fourth quarter sales in 2005 compared to the same period in 2004, as well as decreased accounts receivable allowances of $619,000 as of December 31, 2005 compared to $1,087,000 as of December 31, 2004 reflecting continuous improvements in our collection efforts from customers.

Net inventories decreased $0.3 million, or 1.9% to $16.2 million as of December 31, 2005 compared with $16.5 million as of December 31, 2004. We adopted a strategy of using inventory to conserve cash and we are expecting to continue to decrease our levels of inventory.

Net cash provided by investing activities of $13.9 million for the year ended December 31, 2005 included proceeds from the sale of our Monterey Park, CA property of $1.3 million, net sales of high grade investment securities totaling $14.1 million and a decrease in our restricted deposits of $0.8 million, partially offset by purchases of property and equipment of $2.3 million.

We do not have any plans to initiate any major new capital spending projects in 2006. We are currently completing certain projects at our China facilities and we expect to invest up to approximately $4.2 million in capital projects in 2006 related to our China facilities. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $0.8 million for the year ended December 31, 2005 consisted of payments of $0.7 million related to long-term borrowings and $0.2 million for the repurchase of our common stock under our 10b5-1 plan, and partially offset by $0.1 million proceeds from the issuance of common stock.

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

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under “Risk Factors” in Item 1A above.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not entered into any options on non-financial assets.

We had entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004. The contract sales prices were subject to review quarterly and could be adjusted in the event that raw material prices changed. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. As of December 31, 2005, we have met all of our current delivery obligations under these contracts, and the contracts have expired. Partial prepayments received for these supply contracts totaling $125,000 and $130,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2005 and 2004, respectively.

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

Contractual Obligations

As of December 31, 2005, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of approximately $7.5 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. We have also pledged certain investments for a credit facility for our workers compensation insurance policy for portions of 2003. Accordingly, $7.5 million of our cash and short-term investments are restricted.

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. On March 11, 2003, we completed the sale of our property located at 4281 Technology Drive, Fremont, California, for $6.3 million. Net cash proceeds from the sale were $5.2 million. The gain incurred by us on this transaction was less than $15,000. Under the terms of the sale agreement, we have agreed to lease back the property for a ten-year period. Accordingly, on March 11, 2003, we signed an operating lease for this property through March 2013. Total rent expenses under these operating leases were approximately $1.3 million, $1.3 million and $1.2 million for years ended December 31, 2005, 2004 and 2003, respectively.

The following table summarizes our contractual obligations as of December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$7,720	$300	$1,240	$900	$5,280
Operating leases	5,517	940	2,091	1,530	956
Total	$13,237	$1,240	$3,331	$2,430	$6,236

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. We do not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and SAB 107 and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share. SFAS123R will be effective for us beginning with the first quarter of 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Posistion FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of December 31, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2005	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$12,803	0.50%	$64	$58	$70
Cash equivalents	4,669	4.22	197	177	217
Investment in debt and equity instruments	13,005	4.09	532	479	585
Long-term debt	(7,720)	4.43	(342)	(308)	(376)
			$451	$406	$496

Equity Risk

We maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2005 and 2004, the minority investments totaled $392,000 for both years. In 2004, we recorded a $0.2 million charge related to impairment in one of the U.S. private companies.

Item 8.                        Consolidated Financial Statements and Supplementary Data

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2005. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004
Revenue	$7,717	$6,153	$6,032	$6,634	$7,623	$8,531	$9,524	$9,776
Cost of revenue	7,069	5,008	5,905	6,355	7,000	10,767	8,695	9,243
Gross profit (loss)	648	1,145	127	279	623	(2,236)	829	533
Operating expenses:
Selling, general and administrative	3,089	2,898	2,716	4,252	3,120	2,468	3,203	2,770
Research and development	466	472	423	362	391	397	350	341
Impairment charges	—	—	—	—	—	210	—	—
Restructuring costs	460	14	237	125	73	158	1,077	—
Total operating expenses	4,015	3,384	3,376	4,739	3,584	3,233	4,630	3,111
Loss from operations	(3,367)	(2,239)	(3,249)	(4,460)	(2,961)	(5,469)	(3,801)	(2,578)
Interest income, net	130	136	131	119	63	95	54	24
Other (income) and expense, net	(416)	(193)	(196)	(105)	(212)	225	(225)	34
Loss from continuing operations before provision for income taxes	(3,653)	(2,296)	(3,314)	(4,446)	(2,812)	(5,149)	(3,972)	(2,520)
Provision (benefit) for income taxes	(1,048)	45	18	35	(106)	40	97	40
Loss from continuing operations	(2,605)	(2,341)	(3,332)	(4,481)	(2,706)	(5,189)	(4,069)	(2,560)
Discontinued operations:
Gain (loss) from discontinued operations	(126)	259	53	358	250	—	222	—
Gain on disposal	—	—	—	—	194	225	—	—
Gain (loss) from discontinued operations	(126)	259	53	358	444	225	222	—
Net loss	$(2,731)	$(2,082)	$(3,279)	$(4,123)	$(2,262)	$(4,964)	$(3,847)	$(2,560)

Other consolidated financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in internal control over financial reporting.   As required by Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Limitations of the effectiveness of internal control.   A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

Item 11.                 Executive Compensation.

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 23, 2006, under the section entitled “Executive Compensation and Other Matters.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters.

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 23, 2006, under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.”

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

We entered into an operating lease in July 2001 for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, president of our joint venture operations, was the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $484,000 for the year ended December 31, 2002 and $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to us. We began leasing this warehouse from the new owner on the date of sale. Mr. Zhang continued to hold a $3.7 million note on the property as of December 31, 2005.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 23, 2006, under the section entitled “Principal Accounting Firm Fees.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AXT, Inc.:

We have audited the accompanying consolidated balance sheets of AXT, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BURR, PILGER & MAYER LLP

Burr, Pilger & Mayer LLP
Palo Alto, California
February 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AXT, Inc.:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of AXT, Inc. and its subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
San Jose, California
March 5, 2004

AXT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$17,472	$12,117
Short-term investments	5,555	20,062
Accounts receivable, net of allowance of $619 and $1,087 as of December 31, 2005 and 2004, respectively	5,226	4,034
Inventories, net	16,156	16,462
Prepaid expenses and other current assets	1,801	2,523
Assets held for sale	—	1,250
Total current assets	46,210	56,448
Property, plant and equipment, net	17,306	19,045
Restricted deposits	7,450	8,215
Other assets	3,832	3,832
Total assets	$74,798	$87,540
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,070	$1,895
Accrued liabilities	2,682	3,640
Accrued compensation and related charges	726	715
Accrued restructuring costs	465	552
Customer prepayments	125	130
Current portion of long-term debt	300	450
Income taxes payable	2,495	2,925
Total current liabilities	9,863	10,307
Long-term debt, net of current portion	7,420	7,880
Other long-term liabilities	1,897	1,336
Total liabilities	19,180	19,523
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2005 and 2004, respectively	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 22,977 and 23,119 shares issued and outstanding as of December 31, 2005 and 2004, respectively	23	23
Additional paid-in-capital	155,441	155,431
Accumulated deficit	(104,776)	(92,561)
Other comprehensive income	1,398	1,592
Total stockholders’ equity	55,618	68,017
Total liabilities and stockholders’ equity	$74,798	$87,540

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Revenue	$26,536	$35,454	$34,713
Cost of revenue	24,337	35,705	32,478
Gross profit (loss)	2,199	(251)	2,235
Operating expenses:
Selling, general and administrative	12,955	11,561	10,475
Research and development	1,723	1,479	1,337
Impairment charges	—	210	—
Restructuring costs	836	1,308	—
Total operating expenses	15,514	14,558	11,812
Loss from operations	(13,315)	(14,809)	(9,577)
Interest income, net	516	262	172
Other (expense) and income, net	(910)	94	(1,688)
Loss from continuing operations before provision for income taxes	(13,709)	(14,453)	(11,093)
Provision (benefit) for income taxes	(950)	71	—
Loss from continuing operations	(12,759)	(14,524)	(11,093)
Discontinued operations:
Gain (loss) from discontinued operations	544	472	(6,163)
Gain (loss) on disposal	—	419	(9,475)
Gain (loss) from discontinued operations	544	891	(15,638)
Net loss	$(12,215)	$(13,633)	$(26,731)
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.56)	$(0.64)	$(0.49)
Gain (loss) from discontinued operations	0.02	0.04	(0.69)
Net loss	$(0.54)	$(0.60)	$(1.18)
Shares used in computing basic and diluted net loss per share	23,047	23,063	22,781

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
			Common Stock			Earnings	Other
	Preferred Stock				Additional	(Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit)	Income/(loss)	Total	Income/(loss)
	(In thousands)
Balance as of December 31, 2002	883	$3,532	22,495	$22	$154,463	$(52,197)	$(163)	$105,657
Common stock options exercised			33		73			73
Issuance of Employee Stock Purchase Plan stock			404	1	591			592
Issuance of common stock to board members			25		28			28
Comprehensive loss:
Net loss						(26,731)		(26,731)	$(26,731)
Unrealized gain (loss) on marketable securities							2,482	2,482	2,482
Currency translation adjustment							197	197	197
Balance as of December 31, 2003	883	3,532	22,957	23	155,155	(78,928)	2,516	82,298	(24,052)
Common stock options exercised			56		153			153
Issuance of Employee Stock Purchase Plan stock			106		117			117
Compensation related to stock options					6			6
Comprehensive loss:
Net loss						(13,633)		(13,633)	(13,633)
Unrealized (loss) gain on marketable securities							(1,104)	(1,104)	(1,104)
Currency translation adjustment							180	180	180
Balance as of December 31, 2004	883	3,532	23,119	23	155,431	(92,561)	1,592	68,017	(14,557)
Common stock options exercised			5		5			5
Issuance of Employee Stock Purchase Plan stock			55		59			59
Common stock repurchased			(202)		(246)			(246)
Compensation related to stock options					192			192
Comprehensive loss:
Net loss						(12,215)		(12,215)	(12,215)
Unrealized (loss) gain on marketable securities							(201)	(201)	(201)
Currency translation adjustment							7	7	7
Balance as of December 31, 2005	883	$3,532	22,977	$23	$155,441	$(104,776)	$1,398	$55,618	$(12,409)

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,215)	$(13,633)	$(26,731)
Adjustments to reconcile net loss to cash (used in) provided by operations:
Depreciation	3,745	4,869	5,782
Amortization of marketable securities premium/discount	192	307	502
Stock-based compensation	192	6	28
Non-cash restructuring charge	736	1,308	—
Impairment of investments	—	210	2,128
Loss (gain) on disposal of property, plant and equipment	290	10	(11)
(Gain) loss on disposal on discontinued operations	(53)	(472)	9,475
Changes in assets and liabilities:
Accounts receivable, net	(1,192)	2,263	232
Inventories	306	7,621	11,541
Prepaid expenses	722	(948)	2,217
Other assets	—	(77)	(137)
Accounts payable	1,175	(743)	(1,590)
Accrued liabilities	(1,775)	(1,001)	(5,493)
Income taxes	(430)	(140)	8,783
Other long-term liabilities	561	80	(457)
Net cash (used in) provided by operating activities	(7,746)	(340)	6,269
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,329)	(2,139)	(2,175)
Proceeds from disposal of property, plant and equipment	33	10	—
Purchases of marketable securities	(10,227)	(25,876)	(5,941)
Proceeds from sale of marketable securities	24,341	19,072	13,885
Proceeds from sale of property and equipment from discontinued opto-electronics business	—	—	8,600
Proceeds from sale of assets held for sale	1,303	—	5,172
Decrease (increase) in restricted deposits	765	(1,087)	(5,818)
Net cash provided by (used in) investing activities	13,886	(7,846)	13,723
Cash flows from financing activities:
Proceeds from issuance of common stock	64	270	480
Repurchase of common stock	(246)	—	—
Capital lease payments	—	—	(8,409)
Proceeds from long-term debt borrowings	49	—	—
Long-term debt payments	(659)	(4,486)	(1,718)
Net cash used in financing activities	(792)	(4,216)	(9,647)
Effect of exchange rate changes	7	180	197
Net increase (decrease) in cash and cash equivalents	5,355	(12,222)	10,542
Cash and cash equivalents at the beginning of the period	12,117	24,339	13,797
Cash and cash equivalents at the end of the period	$17,472	$12,117	$24,339
Supplemental Disclosures:
Interest paid	$266	$271	$790
Income tax refund (paid)	$150	$(197)	$(248)

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through five joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. AXT’s ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the three ventures in which we own a majority share and employ equity accounting for the two joint ventures in which we have a 25 percent interest. We purchase the materials produced by these ventures for our use and sell other portions of their production to third parties.

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

Foreign Currency Translation

The functional currencies of our Japanese and Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in other (expense) and income, net for the periods presented.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. Two customers represented greater than 10% of product revenues totaling 20.7% for the year ended December 31, 2005, while no customers represented greater than 10% of revenue for the years ended December 31, 2004 and 2003. Our top five customers represented 37.5%, 30.1%, and 28.9% of product revenue for the years ended December 31, 2005, 2004, and 2003, respectively. We expect that sales to certain customers will continue to comprise a significant portion of our revenue in the future. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2005 at 30.0% and 18.8%, respectively. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2004 at 10.1% and 10.0%, respectively.

Cash Equivalents and Short-Term Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other (expense) and income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other (expense) and income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We maintain in restricted deposits an amount approximately equal to the amount of the taxable bond of our long-term debt.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of

December 31, 2005, our accounts receivable balance was $5.2 million, which was net of an allowance for doubtful accounts of $533,000. From our allowance for doubtful accounts of $537,000 at December 31, 2004, we wrote off $68,000 of fully reserved accounts receivable for a Korean customer and decreased the allowance by $343,000 due to improved collections mainly from a Japanese customer, while increasing the allowance for a large customer in China of $396,000, and other doubtful accounts of $11,000, resulting in the allowance for doubtful accounts of $533,000 at December 31, 2005. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. From our allowance for sales returns of $550,000 at December 31, 2004, we utilized $487,000 for investigation related returns, while increasing  the allowance for sales returns based on our history of sales returns $23,000 resulting in the allowance for sales returns of $86,000 at December 31, 2005. The total allowances deducted from gross accounts receivable at December 31, 2005 is $619,000, compared to $1,087,000 at December 31, 2004.

Inventories

Inventories are stated at the lower of cost (approximated by standard cost) or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Provision for potentially obsolete or slow moving inventory is made based on management’s analysis of inventory levels and sales forecasts.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 3 to 27.5 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease. We generally depreciate computers and software over 3 years, office equipment, furniture and fixtures over 3 years, automobiles over 5 years, leasehold improvements over 10 years, and buildings over 27.5 years. Repairs and maintenance costs are expensed as incurred.

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

Segment Reporting

Our business is conducted in a single operating segment. Our chief executive officer reviews a single set of financial data that encompasses our entire operations for purposes of making operating decisions and assessing financial performance.

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

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net loss to common stockholders:
As reported	$(12,392)	$(13,810)	$(26,908)
Add: Stock-based employee compensation expense included in net loss as reported	192	6	28
Less: Stock-based compensation expense using the fair value based method, net of related tax	(1,035)	(1,330)	(7,323)
Pro forma net loss	$(13,235)	$(15,134)	$(34,203)
Basic and diluted net loss per share:
As reported	$(0.54)	$(0.60)	$(1.18)
Pro forma	$(0.57)	$(0.66)	$(1.50)
Shares used in computing basic and diluted net loss per share	23,047	23,063	22,781

The weighted average estimated per share grant date fair value of employee stock options granted during 2005, 2004, and 2003 was $0.89, $1.17, and $1.70, respectively. The value of options granted was estimated at the date of grant using the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.3%	3.6%	2.9%
Expected life (in years)	5.0	5.0	5.0
Dividend yield	—	—	—
Volatility	89.7%	103.0%	109.0%

An analysis of historical information is used to determine the above assumptions, to the extent that historical information is relevant, based on the terms of the grants being issued in any given period. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant. The Employee Stock Purchase Plan was suspended in February 2005.

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

Advertising Costs

Advertising costs, included in selling and administrative, are expensed as incurred. Advertising costs for the years ended December 31, 2005, 2004, and 2003 were $22,000, $51,000 and $53,000, respectively.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. We do not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the Securities and Exchange Commission approved a rule that delayed the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and SAB 107 and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share. SFAS123R will be effective for us beginning with the first quarter of 2006.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Posistion FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the first quarter of fiscal 2006. We do not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $750,000 could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the year ended December 31, 2005, we recorded a $550,000 gain from escrow refund, a $58,000 gain in property tax refunds, a $53,000 gain on disposal of properties, and $9,000 in interest income, offset by $126,000 in expenses totaling a net gain of $544,000. Of the $750,000 escrow amount, approximately $200,000 was received in 2004, while the remaining $550,000 was received in 2005.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the consolidated balance sheet as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on disposal of $53,000.

Our consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Revenue	$—	$—	$7,245
Cost of revenue	—	—	9,972
Gross loss	—	—	(2,727)
Operating expenses:
Selling, general and administrative	—	(222)	2,297
Research and development	—	—	814
Total operating expenses	—	(222)	3,111
Gain (loss) from operations	—	222	(5,838)
Other (income) expense, net	—	(250)	—
Interest expense	—	—	325
Gain (loss) from discontinued operations before benefit for income taxes and gain (loss) on disposal	—	472	(6,163)
Income tax benefit	—	—	—
Gain (loss) on disposal	544	419	(9,475)
Net gain (loss) from discontinued operations	$544	$891	$(15,638)

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2005	2004
Current assets:
Cash	$472	$537
Accounts receivable, net	—	19
Assets held for sale	—	1,250
Total current assets	472	1,806
Other assets	—	200
Total assets	$472	$2,006
Current liabilities:
Accounts payable	$—	$—
Accrued liabilities	95	359
Total liabilities	95	359
Net assets	377	1,647
Total liabilities and net assets	$472	$2,006

Note 3. Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short term investments are classified as follows (in thousands):

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:

Cash	$12,803	$—	$—	$12,803	$8,638	$—	$—	$8,638
Cash equivalents:
Money market fund	1,729	—	—	1,729	1,681	—	—	1,681
US Treasury and agency securities	—	—	—	—	—	—	—	—
Commercial paper	2,940	—	—	2,940	398	—	—	398
Repurchase agreements	—	—	—	—	1,400	—	—	1,400
Total cash equivalents	4,669	—	—	4,669	3,479	—	—	3,479
Total cash and cash equivalents	17,472	—	—	17,472	12,117	—	—	12,117
Short-term investments:
US Treasury and agency securities	4,460	—	(12)	4,448	10,468	—	(16)	10,452
Asset-backed securities	3,285	—	(11)	3,274	4,410	—	(25)	4,385
Commercial paper	—	—	—	—	1,708	—	(1)	1,707
Corporate bonds	2,504	—	(13)	2,491	8,737	—	(30)	8,707
Corporate equity securities	1,468	1,324	—	2,792	1,465	1,561	—	3,026
Total short-term investments	11,717	1,324	(36)	13,005	26,788	1,561	(72)	28,277
Total cash, cash equivalents and short-term investments	$29,189	$1,324	$(36)	$30,477	$38,905	$1,561	$(72)	$40,394
Contractual maturities on short-term investments:
Due within 1 year	$8,384			$9,682	$21,879			$23,394
Due after 1 through 5 years	3,333			3,323	4,909			4,883
	$11,717			$13,005	$26,788			$28,277

The short-term investments amounts include $7.5 million and $8.2 million recorded as restricted deposits on the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

We manage our short-term investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the years ended December 31, 2005 and 2004, we had no gross realized gain or loss on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2005. We have determined that the gross unrealized losses on our available-for-sale securities as of December 31, 2005 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2005 and 2004 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2005	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
US Treasury and agency securities	$2,757	$(9)	$1,691	$(3)	$4,448	$(12)
Asset-backed securities	1,642	(4)	1,632	(7)	3,274	(11)
Corporate bonds	2,491	(13)	—	—	2,491	(13)
Total in loss position	$6,890	$(26)	$3,323	$(10)	$10,213	$(36)

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2004	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
US Treasury and agency securities	$9,452	$(16)	$—	$—	$9,452	$(16)
Asset-backed securities	4,385	(25)	—	—	4,385	(25)
Commercial paper	1,312	(1)	—	—	1,312	(1)
Corporate bonds	8,707	(30)	—	—	8,707	(30)
Total in loss position	$23,856	$(72)	$—	$—	$23,856	$(72)

Note 4. Inventories, Net

The components of inventory are summarized below (in thousands):

	As of December 31,
	2005	2004
Inventories:
Raw materials	$6,667	$4,416
Work in process	9,141	10,474
Finished goods	348	1,572
	$16,156	$16,462

Note 5. Property, Plant and Equipment

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2005	2004
Property, plant and equipment:
Land	$1,120	$1,120
Building	16,421	15,751
Machinery and equipment	17,798	16,176
Leasehold improvements	868	828
Construction in progress	623	634
	36,830	34,509
Less: accumulated depreciation and amortization	(19,524)	(15,464)
	$17,306	$19,045

Depreciation expenses were $3.7 million, $4.9 million, and $5.8 million for the years ended 2005, 2004, and 2003, respectively.

Note 6. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access to raw materials at competitive cost that are critical to our substrate business.

Our corporate affiliates are summarized below (in thousands) :

	Investment Balance As of December 31,		Accounting	Ownership
Affiliate	2005	2004	Method	Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$1,071	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	616	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	409	Consolidated	70
Xilingol Tongli Germanium Co. Ltd	864	863	Equity	25
Emeishan Jia Mei High Purity Metals Co., Ltd	596	593	Equity	25

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (Ji Ya) at inception was 51%. As of December 31, 2005, our ownership share was reduced to 46% as 5% of our ownership was given to Ji Ya’s  management upon fulfillment of working at Ji Ya for at least four years. We will continue to consolidate Ji Ya as we have significant influence in management and have a majority control of the board.

We have a similar arrangement with Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) where our ownership at inception was 88%. As of December 31, 2005, our ownership share was reduced to 83% as 5% of our ownership was given to Jin Mei’s management upon fulfillment of working at Jin Mei for at least three years. We will continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board.

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

Undistributed retained earnings relating to our corporate affiliates were $2.6 million and $1.4 million as of December 31, 2005 and 2004, respectively. Net income recorded from our corporate affiliates were $1.1 million and $668,000 for the years ended December 31, 2005 and 2004, respectively.

Note 7. Investments

We maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2005 and 2004, the minority investments totaled approximately $392,000 for both years. In 2004, we recorded a $0.2 million charge related to impairment in one of the U.S. private companies.

Note 8. Restructuring Costs

As of December 31, 2005 and 2004, our restructuring accruals are as follows (in thousands):

2005	Restructuring Accrual as of December 31, 2004	Additions	Payments	Restructuring Accrual as of December 31, 2005
Future lease payments related to abandoned facilities	$552	$236	$(538)	$250
Workforce reduction	—	329	(114)	215
Japan office closure	—	271	(271)	—
Total	$552	$836	$(923)	$465

2004	Restructuring Accrual as of December 31, 2003	Additions	Payments	Restructuring Accrual as of December 31, 2004
Future lease payments related to abandoned facilities	$—	$845	$(293)	$552
Workforce reduction	—	463	(463)	—
Total	$—	$1,308	$(756)	$552

In March 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Accordingly, we recorded a restructuring charge of $56,000 in March 2005 relating to the reduction in work force, which we completed in June 2005. We anticipate annual savings of $0.3 million relating to this reduction in force.

In April 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Accordingly, we recorded restructuring charges of $98,000 and $9,000, for the second and third quarters of 2005, respectively, relating to the closure of our Japan office. We also anticipate payroll and related expense annual savings of approximately $0.3 million.

In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that are no longer required to support production and operations, or approximately 29 percent, over the next 120 days. This measure was being taken as part of our ongoing effort to downsize our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $273,000 in December 2005 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. We anticipate that the cash outflow from this charge to be incurred over the two quarters commencing in the first quarter of 2006 and we expect to save $0.9 million annually in payroll and related expenses. Also in December 2005, we recorded an additional restructuring charge of approximately $164,000, primarily related to the final liquidation procedures of AXT’s Japan office so as to eliminate the remaining assets. There is no expected cash outflow of this charge.

Overall for the year ended December 31, 2005, we recorded restructuring charges of $236,000 relating to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $250,000 is expected to be paid out through 2006, and is included on the accompanying consolidated balance sheet as accrued restructuring.

For 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China during the second quarter. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $231,000 for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. As of December 31, 2004, we saved approximately $560,000 in payroll and related expenses.

Note 9. Debt

Credit Facility

As of December 31, 2005, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $7.5 million. We have pledged and placed cash and certain investment securities with the trust department of the bank as additional collateral for this facility. Accordingly, $7.5 million of cash and short-term investments are restricted.

Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	As of December 31,
	2005	2004
Taxable revenue bonds, collateralized by a letter of credit from a bank, bearing interest at the H15 30 day bond yield for commercial paper which was 4.43% on December 31, 2005, maturing December 2023	$7,450	$8,050
Joint venture long term debt by outside shareholder at zero % interest maturing in 2007	270	280
	7,720	8,330
Less current portion	(300)	(450)
	$7,420	$7,880
Maturities of long-term debt as of December 31, 2005 were as follows:
2006	$300
2007	720
2008	520
2009	450
2010	450
Thereafter	5,280
	$7,720

Note 10. Stockholders’ Equity

In August 2004, we announced the adoption of a stock repurchase program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of our common stock. This plan was extended in July 2005. Repurchases may be made from time to time in the open market during the twelve-month period ending July 31, 2006, at prevailing market prices using our own cash resources. As of December 31, 2005, we had 22,977,301 shares of common stock outstanding and 201,516 shares were repurchased in 2005 under this program.

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding at December 31, 2005 valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock. These preferred shares were issued when we completed our acquisition of Lyte Optronics, Inc on May 28, 1999.

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

The following summarizes our stock option activity under the 1993 Plan and the 1997 Plan, and related weighted average exercise price within each category for each of the years ended December 31, 2003, 2004, and 2005 (in thousands):

	Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2002	1,455	3,564	$14.15
Granted	(1,117)	1,117	2.29
Exercised	—	(33)	2.19
Cancelled	2,060	(2,060)	15.64
Balance as of December 31, 2003	2,398	2,588	10.79
Granted	(600)	600	1.51
Exercised	—	(56)	2.73
Cancelled	822	(822)	15.47
Balance as of December 31, 2004	2,620	2,310	2.70
Granted	(866)	866	1.27
Exercised	—	(5)	1.28
Cancelled	254	(254)	2.45
Balance as of December 31, 2005	2,008	2,917	$2.30

Information about stock options outstanding as of December 31, 2005 is summarized below (in thousands):

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.17 - $ 1.37	1,200	8.89	$1.25	164	$1.22
$1.38 - $ 1.42	495	6.42	1.38	406	1.38
$1.43 - $ 2.23	609	6.49	2.16	458	2.18
$2.24 - $ 4.99	405	8.09	2.93	306	3.01
$5.00 - $41.50	208	2.84	9.76	202	9.76
	2,917	7.43	$2.30	1,536	$3.03

As of December 31, 2004 and 2003, options to purchase 1,114,000 shares at a weighted average exercise price of $3.40 and 1,060,000 shares at a weighted average exercise price of $9.80, respectively, of our common stock were exercisable.

Employee Stock Purchase Plan

In February 1998, our board of directors approved the 1998 Employee Stock Purchase Plan (1998 Purchase Plan). Our stockholders approved the 1998 Purchase Plan in March 1998. A total of 900,000 shares of our common stock were reserved for issuance under the 1998 Purchase Plan, of which a total of approximately 845,000 shares were purchased as of December 31, 2005. The 1998 Purchase Plan permited eligible employees to acquire shares of our common stock through payroll deductions. The common stock purchase price was 85% of the lower of the market price of the common stock at the purchase date or the date of offer to the employee. A total of approximately 55,000, 106,000 and 404,000 shares, respectively, of common stock have been issued under the 1998 Purchase Plan for the years ended December 31, 2005, 2004, and 2003, respectively. We suspended the 1998 Purchase Plan in February 2005.

Retirement Savings Plan

We have a 401(k) Savings Plan (Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. In 2005 we amended the savings plan to allow all full-time participants (as defined) to contribute up to 10% of their earnings to the Savings Plan with a discretionary matching amount provided by us. Our contributions to the Savings Plan were $289,000, $177,000, and $191,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and updates the historical warranty cost trends. The following table reflects the change in our warranty accrual during 2005 and 2004 (in thousands):

	Years Ended December 31,
	2005	2004
Beginning accrued warranty and related costs	$135	$135
Charged to cost of revenue	54	—
Actual warranty expenditures	(69)	—
Ending accrued warranty and related costs	$120	$135

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000. Approximately $487,000 of the $745,000 sales returns reserve has been utilized and approximately $205,000 has been reversed to revenue as of December 31, 2005 as we favorably resolved an outstanding matter with a customer. We will continue to monitor the returns for this specific reserve.

Note 13. Income Taxes

The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(1,099)	$—	$—
Foreign	149	71	—
Total current	(950)	71	—
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net benefit for income taxes	$(950)	$71	$—

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	(1.8)	(1.7)	(1.7)
Change in valuation allowance	30.9	30.1	35.8
Other	(1.3)	7.1	0.9
Effective tax rate	(7.2)%	0.5%	0.0%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating loss	$42,546	$32,605
Accruals and reserves not yet deductible	5,345	5,491
Credits	4,329	4,329
	52,220	42,425
Deferred tax liabilities:
State taxes	(72)	(151)
Unrepatriated foreign earnings	(1,239)	(1,239)
Depreciation	—	(2,270)
	(1,311)	(3,660)
Net deferred tax assets	50,909	38,765
Valuation allowance	(50,909)	(38,765)
Net deferred tax assets	$—	$—

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $117.4 million and $45.1 million, respectively, which will expire beginning in 2020 and 2007, respectively. In addition, we had federal tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2019. We also had state tax credit carryforwards of approximately $2.7 million which will expire beginning 2007.

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result of this, we reversed approximately $1.1 million of income tax payable accrued for potential exposures relating to those years. This amount is shown as a benefit from income taxes on our consolidated statement of operations.

The deferred tax assets valuation allowance as of December 31, 2005 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets.

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

Note 14. Net loss per Share

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Loss from continuing operations	$(12,759)	$(14,524)	$(11,093)
Gain (loss) from discontinued operations	544	891	(15,638)
Less: Preferred stock dividends	(177)	(177)	(177)
Net loss to common stockholders	$(12,392)	$(13,810)	$(26,908)
Denominator:
Denominator for basic net loss per share—weighted average common shares	23,047	23,063	22,781
Effect of dilutive securities:
Common stock options	—	—	—
Denominator for dilutive net loss per share	23,047	23,063	22,781
Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.56)	$(0.64)	$(0.49)
Gain (loss) from discontinued operations	0.02	0.04	(0.69)
Net loss to common stockholders	$(0.54)	$(0.60)	$(1.18)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,917	2,310	2,588

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2005	2004	2003
Product revenue:
North America*	$5,168	$7,514	$12,009
Europe	6,186	6,840	5,638
Japan	2,854	5,156	4,167
Taiwan	3,843	8,397	7,055
Asia Pacific (excluding Japan and Taiwan)	8,485	7,547	5,844
	$26,536	$35,454	$34,713

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2005	2004
Long-lived assets:
North America	$6,547	$7,163
Asia Pacific	10,759	11,882
	$17,306	$19,045

Significant Customers

Two customers represented greater than 10% of revenue, totaling 20.7% for the year ended December 31, 2005. No customer represented greater than 10% of product revenues for the years ended December 31, 2004 and 2003. Our top five customers represented 37.5%, 30.1%, and 28.9% of product revenue for the years ended December 31, 2005, 2004, and 2003, respectively.

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

We use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We have purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts is recognized as part of the related foreign currency transactions as they occur. As of December 31, 2005, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange losses (gains) of $222,000, ($60,000), and ($110,000) for the years ended December 31, 2005, 2004, and 2003, respectively.

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

We entered into an operating lease in July 2001 for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, president of our joint venture operations, was the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $484,000 for the year ended December 31, 2002 and $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to us. We began leasing this warehouse from the new owner on the date of sale. Mr. Zhang continued to hold a $3.7 million note on the property as of December 31, 2005.

Note 18. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California. City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer, as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. Lead plaintiff filed an amended complaint, which we have moved to dismiss. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Leases

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expenses under these operating leases were $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total minimum lease payments under these leases as of December 31, 2005 are summarized below (in thousands):

Lease Payment
2006	$940
2007	644
2008	712
2009	735
2010	754
Thereafter	1,732
$5,517

Contract Commitmenst

We had entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004. The contract sales prices were subject to review quarterly and could be adjusted in the event that raw material prices changed. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. As of December 31, 2005, we have met all of our current delivery obligations under these contracts. Partial prepayments received for these supply contracts totaling $125,000 and $130,000 are included in accrued liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Note 19. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2004:
Revenue	$9,776	$9,524	$8,531	$7,623
Gross profit (loss)	533	829	(2,236)	623
Net loss	(2,560)	(3,847)	(4,964)	(2,262)
Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.21)	$(0.10)
2005:
Revenue	$6,634	$6,032	$6,153	$7,717
Gross profit	279	127	1,145	648
Net loss	(4,123)	(3,279)	(2,082)	(2,731)
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.09)	$(0.12)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ PHILIP C.S. YIN
Philip C.S. Yin
Chief Executive Officer
(Principal Executive Officer)
/s/ WILSON W. CHEUNG
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 30, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Philip C.S. Yin and Wilson W. Cheung, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PHILIP C.S. YIN	Chief Executive Officer and Director	March 30, 2006
Philip C.S. Yin	(Principal Executive Officer)
/s/ WILSON W. CHEUNG	Chief Financial Officer	March 30, 2006
Wilson W. Cheung	(Principal Financial Officer and Principal Accounting Officer)
/s/ JESSE CHEN	Chairman of the Board of Directors	March 30, 2006
Jesse Chen
/s/ MORRIS S. YOUNG	Chief Technology Officer and Director	March 30, 2006
Morris S. Young
/s/ DAVID C. CHANG	Director	March 30, 2006
David C. Chang
/s/ LEONARD LEBLANC	Director	March 30, 2006
Leonard LeBlanc

AXT, Inc.

EXHIBITS
TO
FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2005

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

10.17(9)	Offer letter to Mr. Philip C.S. Yin.*
10.18(10)	Offer letter to Mr. Minsheng Lin.*
10.19(11)	Employement agreement between the Company and Mr. Wilson W. Cheung.*
10.20(12)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.21(13)	Employement agreement between the Company and Mr. Davis Zhang.*
21.1(1)	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Burr, Pilger, Mayer LLP.
23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
24.1	Power of Attorney (see signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)          Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 10-Q on November 12, 2002.

(7)          Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 10-Q on May 9, 2003.

(8)          Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 10-Q on November 13, 2003.

(9)          Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 17, 2005.

(10)   Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(11)   Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on June 30, 2005.

(12)   Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

(13)   Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.

*                    Management contract or compensatory plan.