Form 10-Q
period 2006-03-31
AXT INC
filed 2006-05-12
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☐                                           Accelerated filer  ☐                                             Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.001 par value	23,053,521

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2006 and 2005
Notes To Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31, 2006	December 31, 2005
Assets:
Current assets
Cash and cash equivalents	$12,853	$17,472
Investments	9,163	5,555
Accounts receivable, net of allowance of $628 and $619 as of March 31, 2006 and December 31, 2005, respectively	5,917	5,226
Inventories, net	15,802	16,156
Prepaid expenses and other current assets	2,859	1,801
Total current assets	46,594	46,210
Property, plant and equipment, net	16,359	17,306
Restricted deposits	7,450	7,450
Other assets	3,685	3,832
Total assets	$74,088	$74,798

Liabilities and stockholders’ equity:
Current liabilities
Accounts payable	$2,463	$3,070
Accrued liabilities	2,792	3,533
Accrued restructuring	128	465
Current portion of long-term debt	450	300
Income taxes payable	2,966	2,495
Total current liabilities	8,799	9,863
Long-term debt, net of current portion	7,102	7,420
Other long-term liabilities	1,643	1,897
Total liabilities	17,544	19,180
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,007 and 22,977 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	155,764	155,441
Accumulated deficit	(106,979)	(104,776)
Accumulated other comprehensive income	4,204	1,398
Total stockholders’ equity	56,544	55,618
Total liabilities and stockholders’ equity	$74,088	$74,798

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005

Revenue	$8,471	$6,634
Cost of revenue	6,961	6,355
Gross profit	1,510	279
Operating expenses:
Selling, general and administrative	3,230	4,252
Research and development	534	362
Restructuring charges	(2)	125
Total operating expenses	3,762	4,739
Loss from operations	(2,252)	(4,460)
Interest income, net	128	119
Other income (expense), net	238	(105)
Loss before provision for income taxes	(1,886)	(4,446)
Provision for incomes taxes	318	35
Loss from continuing operations	(2,204)	(4,481)
Discontinued operations:
Gain from discontinued operations, net of tax	1	58
Gain on disposal, net of tax	—	300
Net loss	$(2,203)	$(4,123)

Basic and diluted loss per share:
Loss from continuing operations	$(0.10)	$(0.20)
Gain from discontinued operations	—	0.01
Net loss	$(0.10)	$(0.18)

Shares used in computing basic and diluted net loss per share	22,986	23,147

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,203)	$(4,123)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	838	1,312
Amortization of marketable securities premium/discount	(9)	87
Non-cash restructuring charge	—	125
Loss on disposal of property, plant and equipment	48	175
Stock based compensation	257	(5)
Realized gain on sale of investments	(376)	—
Changes in assets and liabilities:
Accounts receivable, net	(691)	(428)
Inventories, net	354	478
Prepaid expenses	(1,058)	(828)
Other assets	147	30
Accounts payable	(607)	(116)
Accrued liabilities	(1,078)	96
Income taxes	471	104
Other long-term liabilities	(254)	(117)
Net cash used in operating activities	(4,161)	(3,210)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(98)	(217)
Proceeds from sales of property, plant and equipment	159	—
Purchases of investments	(3,670)	(2,200)
Proceeds from sale of investments	3,382	8,354
Net cash provided by (used in) investing activities	(227)	5,937

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	66	60
Repurchase of common stock	—	(29)
Long-term debt payments	(168)	(150)
Net cash used in financing activities	(102)	(119)
Effect of exchange rate changes	(129)	(144)
Net increase (decrease) in cash and cash equivalents	(4,619)	2,464
Cash and cash equivalents at the beginning of the period	17,472	12,117
Cash and cash equivalents at the end of the period	$12,853	$14,581

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006.

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

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Revenue	$—	$—
Cost of revenue	—	—

Gross loss	—	—
Operating expenses:
Selling, general and administrative	(1)	(58)
Research and development	—	—
Impairment costs	—	—
Total operating expenses	(1)	(58)
Gain from operations, net of tax	1	58
Gain on disposal, net of tax	—	300
Net income	$1	$358

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	March 31, 2006	December 31, 2005
Current assets:
Cash	$449	$472
Accounts receivable, net	—	—
Assets held for sale	—	—
Total current assets	449	472
Other assets	—	—
Total assets	$449	$472
Current liabilities:
Accrued liabilities	$71	$95
Total liabilities	71	95
Net assets	378	377
Total liabilities and net assets	$449	$472

Note 3. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment ,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We have elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.

Prior to the Adoption of SFAS  123(R)

Prior to the adoption of SFAS 123 (R), we provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (in thousands, except per-share data):

Three Months Ended March 31,
2005
Stock-based compensation in the form of employee stock options, included in:
Net loss as reported	$(4,123)
Selling, general and administrative	(5)
Stock-based employee compensation expense included in reported net loss	(235)

Total stock-based compensation expense determined under fair value based methods for all awards	$(4,363)

Basic and diluted net loss per common share

As reported	$(0.18)

Pro forma	$(0.19)

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application method as provided by SFAS 123(R), and we recorded $257,000 of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2006. We elected not to capitalize any stock-based compensation to inventory at January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). In accordance with the modified prospective method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The following table summarizes compensation costs related to our stock-based compensation plan (in thousands, except per-share data):

Three Months Ended March 31,
2006
Stock-based compensation in the form of employee stock options, included in:
Cost of revenue	$28
Selling, general and administrative	173
Research and development	56
Total stock-based compensation	257
Tax effect on stock-based compensation	—
Net effect on net loss	$257

Effect on basic and diluted net loss per share	$(0.01)

At March 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1.2 million, net of estimated forfeitures of $158,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), SEC SAB No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of our stock options granted to employees for the three months ended March 31, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Expected term (in years)	5.0	5.0
Volatility	86.2%	95.4%
Expected dividend	0%	0%
Risk-free interest rate	4.82%	4.20%
Estimated forfeitures	9.59%	0%
Weighted-average fair value	$1.53	$0.86

The following table summarizes the stock option transactions during the three months ended March 31, 2006 (in thousands, except per share amounts):

	March 31, 2006			Aggregate intrinsic value
	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Options outstanding at January 1, 2006	2,917	$2.30
Granted	16	2.30
Exercised	(30)	2.21
Canceled	(68)	1.48

Options outstanding at March 31, 2006	2,835	$2.32	7.2	$5,613

Options vested and expected to vest at March 31, 2006	2,694	$2.37	7.1	$5,261
Options exercisable at March 31, 2006	1,675	$2.91	6.0	$2,813

The total intrinsic value of options exercised for the three months ended March 31, 2006 was $66,000. Cash received from option exercises for the three months ended March 31, 2006 was $66,000. The total fair value of options vested for the three months ended March 31, 2006 was $509,000.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$5,812	$—	$—	$5,812	$12,803	$—	$—	$12,803
Cash equivalents:
Money market fund	3,301	—	—	3,301	1,729	—	—	1,729
Commercial paper	3,740	—	—	3,740	2,940	—	—	2,940
Repurchase agreements	—	—	—	—	—	—	—	—

Total cash equivalents	7,041	—	—	7,041	4,669	—	—	4,669
Total cash and cash equivalents	12,853	—	—	12,853	17,472	—	—	17,472

Investments:
US Treasury and agency securities	4,473	—	(14)	4,459	4,460	—	(12)	4,448
Asset-backed securities	2,604	—	(9)	2,595	3,285	—	(11)	3,274
Corporate bonds	3,941	—	(16)	3,925	2,504	—	(13)	2,491
Corporate equity securities	1,372	4,262	—	5,634	1,468	1,324	—	2,792
Total investments	12,390	4,262	(39)	16,613	11,717	1,324	(36)	13,005
Total cash, cash equivalents and investments	$25,243	$4,262	$(39)	$29,466	$29,189	$1,324	$(36)	$30,477

Contractual maturities on investments:
Due within 1 year	$6,478			$10,724	$8,384			$9,682
Due after 1 through 5 years	5,912			5,889	3,333			3,323
	$12,390			$16,613	$11,717			$13,005

The investments include $7.5 million recorded as restricted deposits on the condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended March 31, 2006, we had $376,000 gross realized gains on sales of our available-for-sale securities. For the three months ended March 31, 2005, we had no gross realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt and equity securities as a result of an increase in interest rates during 2005 and the first three months of 2006. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2006 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2006 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
US Treasury and agency securities	$1,377	$(4)	$3,082	$(10)	$4,459	$(14)
Asset-backed securities	924	(2)	1,671	(7)	2,595	(9)
Corporate bonds	2,789	(12)	1,136	(4)	3,925	(16)
Total in loss position	$5,090	$(18)	$5,889	$(21)	$10,979	$(39)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31, 2006	December 31, 2005
Inventories, net:
Raw materials	$6,212	$6,667
Work in process	8,789	9,141
Finished goods	801	348
	$15,802	$16,156

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the three month period ended March 31, 2006	Restructuring Accrual as of December 31, 2005	Additions/ Reversals	Payments	Restructuring Accrual as of March 31, 2006
Future lease payments related to abandoned facilities	$250	$—	$(122)	$128
Workforce reduction	215	(2)	(213)	—
Total	$465	$(2)	$(335)	$128

In December 2005, we reduced the workforce at our Fremont, California facility by approximately 15 positions that are no longer required to support production and operations, or approximately 29 percent. This measure was taken as part of our ongoing effort to downsize our Fremont, California facility headcount.  Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 was the balance as of December 31, 2005. As of March 31, 2006 we completed the reduction in force.

As of March 31, 2006 the remaining restructuring accrual for future lease payments related to abandoned U.S. facilities is $128,000, is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(2,203)	$(4,123)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(2,247)	$(4,167)
Denominator:
Denominator for basic net loss per share - weighted average common shares	22,986	23,147
Effect of dilutive securities:
Common stock options	—	—
Denominator for dilutive net loss per common share	22,986	23,147
Basic and diluted net loss per share	$(0.10)	$(0.18)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,835	2,534

Note 8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005

Net loss	$(2,203)	$(4,123)
Foreign currency translation loss	(129)	(144)
Unrealized gain (loss) on available for sale investments	3,311	(1,221)
Less: reclassification adjustment for realized gain included in net loss	(376)	—
Comprehensive gain (loss)	$603	$(5,488)

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2006	2005
Net revenues:
North America*	$1,959	$972
Europe	1,406	1,782
Japan	666	240
Taiwan	1,514	1,660
Asia Pacific	2,926	1,980
Consolidated total	$8,471	$6,634

*      Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31, 2006	December 31, 2005
Long-lived assets:
North America	$6,411	$6,547
Asia Pacific	9,948	10,759
	$16,359	$17,306

Significant Customers

Two customers represented 14.3% and 12.1%, respectively, of revenues for the three month period ended March 31, 2006. One customer represented 12.9% of revenues for the three month period ended March 31, 2005. Our top five customers represented 45.8% and 44.6% of revenue for the three month periods ended March 31, 2006 and 2005, respectively.

Note 10. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business. Our investments in these private corporate affiliates are summarized below (in thousands):

Affiliate	Investment Balance as of		Accounting Method	Ownership Percentage
	March 31, 2006	December 31, 2005
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$1,071	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	616	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	409	Consolidated	70
Xilingol Tongli Ge Co. Ltd	838	847	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	606	584	Equity	25

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

Undistributed retained earnings relating to our corporate affiliates were $2.9 million and $1.6 million as of March 31, 2006 and 2005, respectively. Net income recorded from our corporate affiliates were $269,000 and $88,000 for the three month periods ended March 31, 2006 and 2005, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual during the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Beginning accrued warranty and related costs	$120	$135
Charged to cost of revenue	105	—
Actual warranty expenditures	(41)	—
Ending accrued warranty and related costs	$184	$135

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000. As of March 31, 2006, this reserve is zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $36,000 and $20,000 for the three month periods ended March 31, 2006, and 2005, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 13. Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial statements.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on
Form 10-K for the year ended December 31, 2005 and the condensed consolidated financial statements included elsewhere in this report.

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

Revenues from continuing operations increased $1.8 million, or 27.7%, to $8.5 million for the three month period ended March 31, 2006 compared to $6.6 million for the same period of fiscal 2005 primarily due to our improved quality and higher demands for six-inch diameter wafers. As of March 31, 2006, we had available cash, cash equivalents and short-term investments of $22.0 million, excluding restricted deposits.

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

Restructuring Charges

In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that are no longer required to support production and operations, or approximately 29 percent. This measure was taken as part of our ongoing effort to downsize our Fremont, California facility headcount and we expect to save $0.9 million annually in payroll and related expenses. Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 was the balance as of December 31, 2005. As of March 31, 2006 we completed the reduction in force.

As of March 31, 2006 the remaining restructuring accrual for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production is $128,000, is expected to be paid out through 2006, and is included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a specific reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of March 31, 2006, this reserve is zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

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

As of March 31, 2006 and December 31, 2005, our accounts receivable balance was $5.9 million and $5.2 million, respectively, which was net of an allowance for doubtful accounts of $0.6 million and $0.6 million, respectively.  If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2006, and December 31, 2005 accrued product warranties totaled $184,000 and $120,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2006, and December 31, 2005 we had an inventory reserve of $16.2 million and $16.9 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment ,” (“SFAS 123(R)”), using the modified-prospective transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. See Note 3 to our condensed consolidated financial statements.

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

Results of Operations

Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
GaAs	$6,755	$5,193	$1,562	30.1%
InP	296	137	159	116.1%
Ge	36	5	31	620.0%
Raw Materials	1,384	1,296	88	6.8%
Other	—	3	(3)	NM
Total revenue	$8,471	$6,634	$1,837	27.7%

NM = % not meaningful

Revenues increased $1.8 million, or 27.7%, to $8.5 million for the three month period ended March 31, 2006 compared with $6.6 million for the three month period ended March 31, 2005. Total GaAs substrate revenue increased $1.6 million, or 30.1%, to $6.8 million for the three month period ended March 31, 2006 compared with $5.2 million for the three month period ended March 31, 2005.

Sales of 5 inch and 6 inch diameter GaAs substrates were $2.8 million for the three month period ended March 31, 2006 compared with $0.5 million for the three month period ended March 31, 2005. The increase in larger diameter substrate revenue is due to an increase in orders from customers who have now qualified our China-grown products. Sales of 2 inch and 3 inch diameter GaAs substrates were $2.8 million for the three month period ended March 31, 2006 compared with $3.8 million for the three month period ended March 31, 2005. The decrease in smaller diameter substrate revenue is due to the continuing pricing pressures causing average sales prices to decline, and overall lower demand from our wireless application customers.

InP substrate revenue increased $159,000, or 116.1%, to $296,000 for the three month period ended March 31, 2006 compared with $137,000 for the three month period ended March 31, 2005. The increase in InP substrate revenue was due to an increase in orders from customers who qualified our China-grown products.

Ge substrate revenue increased $31,000, or 620.0%, to $36,000 for the three month period ended March 31, 2006 compared with $5,000 for the three month period ended March 31, 2005. The germanium market is still relatively small, but we are in the process of qualifying our Ge substrates with some of our customers.

Raw material sales revenue increased $88,000, or 6.8%, to $1.4 million for the three month period ended March 31, 2006 compared with $1.3 million for the three month period ended March 31, 2005. The increase in raw material sales revenue was due to sales of gallium to a new customer.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
North America *	$1,959	$972	$987	101.5%
% of total revenue	23%	15%
Europe	1,406	1,782	(376)	(21.1)%
% of total revenue	17%	27%
Japan	666	240	426	177.5%
% of total revenue	8%	4%
Taiwan	1,514	1,660	(146)	(8.8)%
% of total revenue	18%	25%
Asia Pacific (excluding Japan and Taiwan)	2,926	1,980	946	47.8%
% of total revenue	34%	29%
Total revenue	$8,471	$6,634	$1,837	27.7%

*      Primarily the United States

The North America revenue increased by $1.0 million or 101.5%, to $2.0 million for the three month period ended March 31, 2006 compared with $1.0 million for the three month period ended March 31, 2005. Our quality has improved as shown by customers who have qualified our China-grown products as sales to existing customers increased by $0.9 million, while we gained $0.1 million in sales to new customers.

The Europe revenue decreased by $376,000 or 21.1%, to $1.4 million for the three month period ended March 31, 2006 compared with $1.8 million for the three month period ended March 31, 2005. This decrease was predominantly from one customer in the United Kingdom that we lost in the second half of 2005 due to quality problems in our product. This customer is slowly coming back as it has begun placing orders again in the first quarter of 2006.

The Japan revenue increased by $426,000 or 177.5%, to $666,000 for the three month period ended March 31, 2006 compared with $240,000 for the three month period ended March 31, 2005. Raw material sales to a new customer accounted for $288,000 of this increase, while $287,000 was from substrate sales to new customers who have qualified our China-grown products, offset by $149,000 of lost or reduced sales to existing customers.

The Taiwan revenue decreased by $146,000 or 8.8%, to $1.5 million for the three month period ended March 31, 2006 compared with $1.7 million for the three month period ended March 31, 2005. The overall decrease is due to continuing pricing pressures causing average sales prices to decline, and overall lower demand.

The Asia Pacific (excluding Japan and Taiwan) revenue increased by $0.9 million or 47.8% to $2.9 million for the three month period ended March 31, 2006 compared with $2.0 million for the three month period ended March 31, 2005. This $0.9 million increase was predominantly from one customer’s demand for the large diameter wafers. Our quality has improved as shown by customers who have qualified our China-grown products.

Gross Margin

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Gross profit	$1,510	$279	$1,231	441.2%
Gross Margin%	17.8%	4.2%

Gross margin. Gross margin increased to 17.8% of total revenue for the three month period ended March 31, 2006 compared with 4.2% of total revenue for the three month period ended March 31, 2005. Gross margin in the three month period ended March 31, 2006 was positively impacted by sales of approximately $569,000 of gallium arsenide (GaAs) wafers which were previously fully reserved, and by approximately $53,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. In addition, we sold a greater amount of larger diameter wafers which contributed larger gross margin dollars. Gross margin was 4.2% of total revenue for the three months ended March 31, 2005 primarily due to the product mix where we sold a greater amount of smaller diameter wafers where there has been continuing pricing pressures causing average sales prices to decline which in turn contributes smaller gross margin dollars. Gross margin in the three month period ended March 31, 2005 was positively impacted by sales of approximately $152,000 of gallium arsenide (GaAs) wafers which were previously fully reserved.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Selling, general and administrative expenses	$3,230	$4,252	$(1,022)	(24.0)%
% of total revenue	38.1%	64.1%

Selling, general and administrative expenses decreased $1.0 million to $3.2 million for the three month period ended March 31, 2006 compared with $4.3 million for the three month period ended March 31, 2005. The decrease was primarily due to the March 2005 expenses of $1.3 million for decommissioning our Fremont, California facilities, and $0.1 million for recruiting fees partially offset by $0.2 million for stock based compensation costs, and $0.1 million for travel and related costs.

Research and Development

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Research and development	$534	$362	$172	47.5%
% of total revenue	6.3%	5.5%

Research and development expenses increased $172,000, or 47.5%, to $534,000 for the three month period ended March 31, 2006 compared with $362,000 for the three month period ended March 31, 2005, as a result of our appointing Dr. Morris Young as our Chief Technology Officer to enhance our technology leadership, thereby causing the related compensation costs to be included in research and development expense rather than general and administrative expense, and for stock based compensation costs. We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and enhancing our technology leadership.

Restructuring Charges

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Restructuring charges	$(2)	$125	$(127)	(101.6)%
% of total revenue	(0.0)%	1.9%

During the three month period ended March 31, 2006, the $2,000 was an adjustment to a prior accrual. During the three month period ended March 31, 2005, we recorded restructuring charges related to the reduction in work force effected in March 2005, and to lease costs associated with facilities located in California that are no longer required to support production of $86,000 and $39,000, respectively.

Interest Income, net

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($in thousands )
Interest income, net	$128	$119	$9	7.6%
% of total revenue	1.5%	1.8%

Interest income, net increased $9,000 to $128,000 for the three month period ended March 31, 2006 compared with $119,000 for the three month period ended March 31, 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt on which we have continued to pay down.

Other Income and Expense, net

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Other income (expense) net	$238	$(105)	$343	326.7%
% of total revenue	2.8%	(1.6)%

Other income was $238,000 for the three month period ended March 31, 2006 due to a realized gain of $376,000 on the sale of investments, partially offset by minority interests in our joint ventures. Other expense was $105,000 for the three month period ended March 31, 2005 mainly due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Provision for income taxes	$318	$35	$283	808.6%
% of total revenue	3.8%	0.5%

We provided for income taxes of $318,000 for our overseas businesses for the three month period ended March 31, 2006 compared to $35,000 for the three month period ended March 31, 2005. The reason for the increase is a combination of higher income from processing fees from rates and volume in our overseas businesses at higher tax rates.

Gain from Discontinued Operations

	Three Months Ended March 31,		Increase (Decrease)	% Change
	2006	2005
	($ in thousands)
Gain from discontinued operations	$1	$358	$(357)	(99.7%)
% of total revenue	0.0%	5.4%

In the three month period ended March 31, 2006, the $1,000 was interest income on cash balances held in the discontinued operation. In February 2005, we received $300,000 which was the remaining portion of the first $750,000 held in escrow due to us and accordingly we recorded a gain on discontinued operations for the three month period ended March 31, 2005 of $300,000. We also recorded a gain on discontinued operations of $58,000 in property tax refunds for the same period.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. As of March 31, 2006, our principal sources of liquidity were $22.0 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments decreased $1.0 million to $22.0 million as of March 31, 2006 compared with $23.0 million as of December 31, 2005. Included in this decrease is a $2.8 million increase in our investment in Finisar common stock from $2.4 million as of December 31, 2005 to $5.2 million as of March 31, 2006. The sale of 100,000 shares of Finisar common stock brought in additional cash of $371,000 in the three month period ended March 31, 2006. We plan to sell additional Finisar stock for the remainder of 2006.

Net cash used by operating activities of $4.2 million for the three month period ended March 31, 2006 was comprised primarily of our net loss of $2.2 million, adjusted for non-cash items of depreciation of $0.8 million, and stock based compensation of $0.3 million, a realized gain on sale of investments of $0.4 million, and by a net decrease of $2.7 million in assets and liabilities. The net decrease in assets and liabilities resulted from a $1.1 million decrease in accrued liabilities, primarily for restructuring costs and decommissioning expenses, a $0.6 million decrease in accounts payable, a $1.1 million increase in prepaid expenses, mainly foreign taxes, and $0.7 million increase in accounts receivable, net and partially offset by a decrease in net inventory and income taxes.

Net accounts receivable increased by $0.7 million, or 13.2%, to $5.9 million as of March 31, 2006 compared with $5.2 million as of December 31, 2005. The increase was primarily a result of our increased sales. Our days sales outstanding is 63 days as of March 31, 2006 compared to 62 days as of December 31, 2005.

Net cash used by investing activities of $0.2 million for the three month period ended March 31, 2006 was primarily for the purchase of investments totaling $3.7 million, partially offset by proceeds from sale of investments of $3.4 million.

We expect to invest approximately $4.1 million in capital projects for the remainder of 2006. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $102,000 for the three month period ended March 31, 2006 consisted of payments of $168,000 related to long-term borrowings, partially offset by proceeds of $66,000 through our stock option program.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 4.92% as of March 31, 2006. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of March 31, 2006, $7.5 million was outstanding under these bonds.

As of March 31, 2006, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $7.5 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our performance fails to improve, we will continue to use cash and may at some time be forced to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

Outstanding contractual obligations as of March 31, 2006 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$7,552	$450	$1,452	$900	$4,750
Operating leases	5,218	811	2,106	1,541	760
Total	$12,770	$1,261	$3,558	$2,441	$5,510

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.3 million and $0.4 million for the three month periods ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB No. 20 (“APB 20”), Accounting Changes, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred.

In July 2005, China uncoupled Renminbi from the U.S. dollar and will let it float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.

We expect our international revenues and expenses to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future as our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2006	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$5,812	0.50%	$29	$26	$32
Cash equivalents	7,041	4.56	321	289	353
Investment in debt and equity instruments	16,613	4.70	781	703	859
Long-term debt	(7,450)	4.92	(367)	(330)	(403)
			$764	$688	$841

Equity Risk

We also maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. For the three month period ended March 31, 2006, we recorded a $2.9 million unrealized gain in other comprehensive income to write up our investment in one public U.S. company. As of March 30, 2006, the minority investments we continue to hold amounted to $7.1 million.

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

(b) No change in our internal control over financial reporting was made during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves many risks, some of which are beyond our control. The following is a discussion that highlights some of these risks, which are substantially the same as included in our Annual Report on Form 10-K for the year ended December 31, 2005. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, operations or financial results.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 45.8%, and 44.6% of revenue for the three months ended March 31, 2006, and 2005, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty, and during the past year, we have experienced slower bookings, significant push outs and cancellation of orders from some customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

The compound semiconductor industry is cyclical and has experienced a downturn which has adversely impacted our operating results.

Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic compound semiconductor devices, as well as the current and anticipated market demand for such devices and products using such devices. As a supplier to the compound semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The compound semiconductor industry has historically been cyclical because of sudden changes in demand, the manufacturing capacity and changes in the technology employed in compound semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income (loss).

The industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur, our operating results and financial condition are adversely affected, and create pressure on our revenue, gross margins and net income (loss). Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced over the past years, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products.

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

During periods of increasing demand for compound semiconductor devices, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, train and retain qualified employees to meet demand. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations.

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

If we have low product yields, or if there is a deliberate sabotage of our products, the shipment of our products may be delayed and our operating results may be adversely impacted.

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

If there is deliberate sabotage of our products making it unfit for use by our customers, our products would be rejected resulting in compensation costs paid to our customers, and possible disqualification, and could lead to revenue loss and market share loss.

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

For example, we have been in the past been involved in litigation with Sumitomo Electric Industries, Ltd. (“SEI”) in Japan as well as interference actions in the United States. We and SEI approved a settlement of this litigation during the fourth quarter of 2004 and the litigation was withdrawn and we abandoned the interference proceeding. We incurred an initial charge of approximately $1.4 million and will have to pay ongoing royalties to SEI on certain of our products.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 81% and 79% of our total revenue for the years ended December 31, 2005 and 2004, respectively, and 77% of our total revenue for the three month period ended March 31, 2006. We expect that sales to customers outside the U.S. will continue to represent a significant portion of our revenue, particularly sales to customers in Asia.

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

We have not over the past years been able to sustain growth, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, 2005 and for the three month period ended March 31, 2006.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ National Market. For the year ended December 31, 2005, the high and low closing sales prices of our common stock were $2.47 and $1.08, respectively, and for the three months ended March 31, 2006, the high and low closing sales prices of our common stock were $3.87 and $1.98, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

AXT, INC.

Dated: May 12, 2006	By:	/s/ Philip C. S. Yin
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