Form 10-Q
period 2006-06-30
AXT INC
filed 2006-08-11
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☐                                                                                                                                  Accelerated filer  ☐                                                                                       Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2006
Common Stock, $0.001 par value	23,125,428

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$11,053	$17,472
Investments	6,199	5,555
Accounts receivable, net of allowances of $631 and $619 as of June 30, 2006 and December 31, 2005, respectively	7,429	5,226
Inventories, net	16,192	16,156
Prepaid expenses and other current assets	3,602	1,801
Total current assets	44,475	46,210
Property, plant and equipment, net	16,648	17,306
Restricted deposits	7,300	7,450
Other assets	3,743	3,832
Total assets	$72,166	$74,798

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,453	$3,070
Accrued liabilities	3,023	3,533
Accrued restructuring	—	465
Current portion of long-term debt	450	300
Income taxes payable	2,508	2,495
Total current liabilities	9,434	9,863
Long-term debt, net of current portion	6,952	7,420
Other long-term liabilities	1,958	1,897
Total liabilities	18,344	19,180
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2006 and December 21, 2005, respectively.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,121 and 22,977 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	156,182	155,441
Accumulated deficit	(107,855)	(104,776)
Accumulated other comprehensive income	1,940	1,398
Total stockholders’ equity	53,822	55,618
Total liabilities and stockholders’ equity	$72,166	$74,798

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	$10,355	$6,032	$18,826	$12,666
Cost of revenue	7,596	5,905	14,557	12,260
Gross profit	2,759	127	4,269	406
Operating expenses:
Selling, general and administrative	3,853	2,716	7,083	6,968
Research and development	571	423	1,105	785
Restructuring	—	237	(2)	362
Total operating expenses	4,424	3,376	8,186	8,115
Loss from operations	(1,665)	(3,249)	(3,917)	(7,709)
Interest income, net	111	131	239	250
Other income (expense), net	814	(196)	1,052	(301)
Loss before provision for income taxes	(740)	(3,314)	(2,626)	(7,760)
Provision for income taxes	138	18	456	53
Loss from continuing operations	(878)	(3,332)	(3,082)	(7,813)
Discontinued operations:
Gain from discontinued operations, net of tax	2	—	3	58
Gain from disposal, net of tax	—	53	—	353
Net loss	$(876)	$(3,279)	$(3,079)	$(7,402)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.14)	$(0.14)	$(0.34)
Gain from discontinued operations, net of tax	0.00	0.00	0.00	0.02
Net loss	$(0.04)	$(0.14)	$(0.14)	$(0.32)

Shares used in computing basic and diluted net loss per share	23,052	23,079	23,019	23,113

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,079)	$(7,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,761	2,068
Amortization of marketable securities premium/discount	(30)	152
Non-cash restructuring charge	—	362
Loss on disposal of property, plant and equipment	67	217
Stock-based compensation	443	(2)
Realized gain on sale of investments	(1,438)	—
Gain on disposal of discontinued operations	—	(53)
Changes in assets and liabilities:
Accounts receivable, net	(2,203)	(921)
Inventories, net	(36)	1,126
Prepaid expenses and other current assets	(1,801)	85
Other assets	89	43
Accounts payable	383	(79)
Accrued liabilities and restructuring	(975)	(1,181)
Income taxes payable	13	90
Other long-term liabilities	61	26
Net cash used in operating activities	(6,745)	(5,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,331)	(827)
Proceeds from sales of property, plant and equipment	161	31
Purchases of marketable securities	(4,697)	(5,380)
Proceeds from sale of marketable securities	5,985	13,988
Decrease in restricted cash	150	—
Proceeds from assets held for sale, net	—	1,303
Net cash provided by investing activities	268	9,115

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	298	60
Repurchase of common stock	—	(193)
Long-term debt payments	(318)	(300)
Net cash used in financing activities	(20)	(433)
Effect of exchange rate changes	78	(218)
Net increase (decrease) in cash and cash equivalents	(6,419)	2,995
Cash and cash equivalents at the beginning of the period	17,472	12,117
Cash and cash equivalents at the end of the period	$11,053	$15,112

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, “we”, “us” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to current period presentation.

Note 2. Discontinued Operations and Related Assets Held for Sale

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. The discontinued opto-electronics division manufactured blue, cyan and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Because of this discontinuation, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented.

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

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative	(2)	—	(3)	(58)
Research and development	—	—	—	—
Impairment costs	—	—	—	—
Total operating expenses	(2)	—	(3)	(58)
Gain from discontinued operations, net of tax	2	—	3	58
Gain from disposal, net of tax	—	53	—	353
Net income	$2	$53	$3	$411

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	June 30, 2006	December 31, 2005
Current assets:
Cash	$428	$472
Total current assets	428	472
Total assets	$428	$472
Current liabilities:
Accrued liabilities	$47	$95
Total liabilities	47	95
Net assets	381	377
Total liabilities and net assets	$428	$472

Note 3. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123(R)”).

We have elected the modified prospective application transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123 (R), we provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net loss:
As reported	$(3,279)	$(7,402)
Add: Stock-based employee compensation expense (income) included in net loss as reported	2	(3)
Less: Stock-based compensation expense using the fair value based method, net of related tax	(232)	(467)
Pro forma net loss	$(3,509)	$(7,872)
Basic and diluted net loss per common share
As reported	$(0.14)	$(0.32)
Proforma	$(0.15)	$(0.34)
Shares used in computing basic and diluted net loss per share	23,079	23,113

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R), and we recorded $186,000 and $443,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). In accordance with the modified prospective application transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation plan (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$32	$60
Selling, general and administrative	91	264
Research and development	63	119

Total stock-based compensation	$186	$443
Tax effect on stock-based compensation	—	—

Net effect on net loss	$186	$443

Effect on basic and diluted net loss per share	$(0.01)	$(0.02)

As of June 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1.0 million, net of estimated forfeitures of $44,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.23 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of our stock options granted to employees for the three months and six months ended June 30, 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term (in years)	5.0	5.0	5.0	5.0

Volatility	83.95%	NA	85.91%	93.2%

Expected dividend	0%	0%	0%	0%

Risk-free interest rate	5.10%	NA	4.86%	3.72%

Estimated forfeitures	2.90%	0%	9.59%	0%

Weighted-average fair value	$2.67	$ NA	$1.68	$0.86

The following table summarizes the stock option transactions during the six months ended June 30, 2006 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Options outstanding at December 31, 2005	2,917	$2.30

Granted	19	2.54

Exercised	(144)	2.08

Canceled	(70)	1.53

Options outstanding at June 30, 2006	2,722	$2.34	6.89	$3,826

Options vested and expected to vest at June 30, 2006	2,685	$2.34	6.87	$3,757

Options exercisable at June 30, 2006	1,673	$2.89	5.78	$1,920

The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

Options Outstanding at June 30, 2006						Options Vested and Exercisable at June 30, 2006
					Weighted-Average
				Weighted-Average	Remaining		Weighted-Average
Range of Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$1.17	—	$1.38	1,584,545	$1.29	7.62	701,304	$1.32
$1.39	—	$1.41	11,500	$1.41	8.89	2,344	$1.40
$1.45	—	$2.21	634,894	$2.17	6.24	505,524	$2.18
$2.25	—	$5.00	373,370	$3.59	6.01	349,326	$3.61
$5.01	—	$41.50	117,500	$13.41	3.27	115,000	$13.49
			2,721,809	$2.34	6.89	1,673,498	$2.89

The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $167,000 and $233,000. Cash received from option exercises for the three and six months ended June 30, 2006 was $232,000 and $298,000. The total fair value of options vested for the three months and six months ended June 30, 2006 was $291,000, and $800,000, respectively.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$7,584	$—	$—	$7,584	$12,803	$—	$—	$12,803
Cash equivalents:
Money market funds	2,771	—	—	2,771	1,729	—	—	1,729
Commercial paper	698	—	—	698	2,940	—	—	2,940
Total cash equivalents	3,469	—	—	3,469	4,669	—	—	4,669
Total cash and cash equivalents	11,053	—	—	11,053	17,472	—	—	17,472

Investments:
U.S. Treasury and agency securities	4,488	—	(21)	4,467	4,460	—	(12)	4,448
Asset-backed securities	1,649	—	(6)	1,643	3,285	—	(11)	3,274
Commercial paper	888	—	(1)	887	—	—	—	—
Corporate bonds	3,635	—	(14)	3,621	2,504	—	(13)	2,491
Corporate equity securities	1,087	1,794	—	2,881	1,468	1,324	—	2,792
Total investments	11,747	1,794	(42)	13,499	11,717	1,324	(36)	13,005
Total cash, cash equivalents and investments	$22,800	$1,794	$(42)	$24,552	$29,189	$1,324	$(36)	$30,477

Contractual maturities on investments:
Due within 1 year	$8,410			$10,182	$8,384			$9,682
Due after 1 through 5 years	3,337			3,317	3,333			3,323
	$11,747			$13,499	$11,717			$13,005

The investments include $7.3 million and $7.5 million, respectively, recorded as restricted deposits on the condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended June 30, 2006, we had $1.1 million of gross realized gains on sales of our available-for-sale securities. For the three months ended June 30, 2005, we had no gross realized gains or losses on sales of our available-for-sale securities. For the six months ended June 30, 2006, we had $1.4 million of gross realized gains on sales of our available-for-sale securities. For the six months ended June 30, 2005, we had no gross realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt and equity securities as a result of an increase in interest rates during 2005 and the first six months of 2006. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2006 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2006 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Short-term investments:
U.S. Treasury and agency securities	$3,078	$(13)	$1,389	$(8)	$4,467	$(21)
Asset-backed securities	203	—	1,440	(6)	1,643	(6)
Commercial paper	887	(1)	—	—	887	(1)
Corporate bonds	2,633	(10)	488	(4)	3,121	(14)
Total in loss position	$6,801	$(24)	$3,317	$(18)	$10,118	$(42)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2006	2005
Inventories, net:
Raw materials	$6,815	$6,667
Work in process	8,878	9,141
Finished goods	499	348
	$16,192	$16,156

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the three months ended June 30, 2006	Restructuring Accrual as of March 31, 2006	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2006
Future lease payments related to abandoned facilities	$128	$—	$(128)	$—
Workforce reduction	—	—	—	—
Total	$128	$—	$(128)	$—

For the six months ended June 30, 2006	Restructuring Accrual as of December 31, 2005	Additions/ Reversals	Payments	Restructuring Accrual as of June 30, 2006
Future lease payments related to abandoned facilities	$250	$—	$(250)	$—
Workforce reduction	215	(2)	(213)	—
Total	$465	$(2)	$(463)	$—

In December 2005, we reduced the workforce at our Fremont, California facility by approximately 15 positions that we no longer required to support production and operations, or approximately 29%. This measure was taken as part of our ongoing effort to reduce our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 remained on the consolidated balance sheet as of December 31, 2005. We completed the reduction in force by the end of the first quarter of 2006.

As of June 30, 2006, we have a zero balance for the restructuring accrual for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production, as these have all been paid out. This was included on the accompanying condensed consolidated balance sheet as accrued restructuring.

Note 7. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(876)	$(3,279)	$(3,079)	$(7,402)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net loss available to common stockholders	$(920)	$(3,323)	$(3,167)	$(7,490)
Denominator:
Denominator for basic net loss per share - weighted average common shares	23,052	23,079	23,019	23,113
Effect of dilutive securities:
Common stock options	—	—	—	—
Denominator for dilutive net loss per common share	23,052	23,079	23,019	23,113
Basic and diluted net loss per share	$(0.04)	$(0.14)	$(0.14)	$(0.32)
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,722	2,492	2,722	2,492

Note 8. Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net loss	$(876)	$(3,279)	$(3,079)	$(7,402)
Foreign currency translation loss	207	(74)	78	(218)
Unrealized gain (loss) on available-for-sale investments	(1,409)	(200)	1,902	(1,421)
Less: reclassification adjustment for realized gain included in net loss	(1,062)	—	(1,438)	—
Comprehensive loss	$(3,140)	$(3,553)	$(2,537)	$(9,041)

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of raw materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
North America*	$2,703	$1,310	$4,662	$2,282
Europe	2,258	1,802	3,664	3,584
Japan	1,130	559	1,796	799
Taiwan	1,415	402	2,929	2,058
Asia Pacific	2,849	1,959	5,775	3,943
Consolidated	$10,355	$6,032	$18,826	$12,666

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2006	2005
Long-lived assets:
North America	$6,388	$6,547
Asia Pacific	10,260	10,759
	$16,648	$17,306

Significant Customers

One customer represented 11.4% and 14.6% of revenue for the three months ended June 30, 2006 and 2005, respectively. One customer represented 12.7% and 12.2% of revenue for the six months ended June 30, 2006 and 2005, respectively. Our top five customers represented 40.6% and 38.7% of revenue for the three months ended June 30, 2006, and 2005, respectively. Our top five customers represented 38.5% and 39.8% of revenue for the six months ended June 30, 2006, and 2005, respectively.

Note 10. Corporate Affiliates

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Affiliate	2006	2005	Method	Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$1,071	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	616	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	409	Consolidated	70
Xilingol Tongli Ge Co. Ltd	878	847	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	639	584	Equity	25

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

•                       we only recognize our respective share of the losses and/or residual returns generated by the affiliates if they occur, or both; and

•                       we do not have a controlling financial interest, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to either affiliate.

Undistributed retained earnings relating to our corporate affiliates were $3.3 million and $1.8 million as of June 30, 2006 and 2005, respectively. Net income recorded from our corporate affiliates was $455,000 and $243,000 for the three months ended June 30, 2006 and 2005, respectively. Net income recorded from our corporate affiliates was $724,000 and $332,000 for the six months ended June 30, 2006 and 2005, respectively.

The minority interest for those affiliates that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other income (expense), net” on the condensed consolidated statements of operations.

Note 11. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we have moved to dismiss. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, its chief technology officer, its former interim chief executive officer, a former safety department employee and a supplier to AXT. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure to the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. AXT’s commercial general liability insurance carrier has agreed to fund AXT’s defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. There is $21 million in available limits under the policies in question. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties, generally their business partners or customers, for losses suffered or incurred by the indemnified party in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Product Warranty

We warrant our products against material defects for a specific period of time, generally twelve months. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace products that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balance and update this based on historical warranty cost trends. The following table reflects the change in our warranty accrual during the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Beginning accrued warranty and related costs	$184	$135	$120	$135
Charged to cost of revenue	41	(53)	146	(53)
Actual warranty expenditures	(21)	—	(62)	—
Ending accrued warranty and related costs	$204	$82	$204	$82

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000. As of June 30, 2006, this reserve was zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $47,000 and losses of $29,000 for the three months ended June 30, 2006, and 2005, respectively. We incurred foreign currency transaction exchange gains of $11,000 and losses of $49,000 for the six months ended June 30, 2006, and 2005, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 13. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”), FIN 48 clarifies the accounting for uncertainly in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after Decemeber 15, 2006. We are currently assessing the impact of the adoption that FIN 48 may have on our consolidated financial position, results of operations or cash flows.

Note 14. Subsequent Event

In June 2006, the Company filed a Form S-3 shelf registration with the Securities and Exchange Commission, which was declared effective by the SEC on August 2006. Under the shelf registration process, we may offer shares of our common stock with a total value of up to $25.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates”, “believes”, “estimates”, “expects” and “intends” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

Overview

We design, develop, manufacture and distribute high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). Our substrate products are used primarily in lighting display applications, wireless communications and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and has enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture GaAs substrates and subsequently used VGF technology to manufacture substrates from InP and Ge.

We also manufacture and sell raw materials related to our substrate business through five joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate the three ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties.

Revenue from continuing operations increased $6.2 million, or 48.6%, to $18.8 million for the six months ended June 30, 2006 from $12.7 million for the same period of 2005 primarily due to our improved product quality and higher customer demands for six-inch diameter wafers. As of June 30, 2006, we had available cash, cash equivalents and short-term investments of $17.3 million, excluding restricted deposits.

Discontinued Opto-Electronics Business

In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999. The discontinued opto-electronics division manufactured blue, cyan and green high-brightness light emitting diodes (HBLEDs) for the illumination markets, including full-color displays, wireless handset backlighting and traffic signals, and also manufactured vertical cavity surface emitting lasers (VCSELs) and laser diodes for fiber optic communications and storage area networks. Because of this discontinuation, the results of operations of the opto-electronics division have been segregated from continuing operations and are reported separately as discontinued operations in our condensed consolidated statements of operations for all periods presented. See Note 2 to our condensed consolidated financial statements for details regarding the accounting for discontinued operations.

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

Restructuring Charges

In December 2005, we further reduced the work force at our Fremont, California facility by approximately 15 positions that we no longer required to support production and operations, or approximately 29%. This measure was taken as part of our ongoing effort to reduce our Fremont, California facility headcount, and we expect to save $0.9 million annually in payroll and related expenses. Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 was the balance as of December 31, 2005. We completed the reduction in force in the first quarter of 2006.

As of June 30, 2006, the remaining restructuring accrual for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production was zero, as these have all been paid out. This was included on the accompanying condensed consolidated balance sheet as accrued restructuring.

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

We believe that the following are our critical accounting policies:

Revenue Recognition

We manufacture and sell high-performance compound and single element semiconductor substrates and sell certain raw materials including gallium, germanium dioxide and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude recognition of the revenue earned on the sale. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is ordinarily upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services. Additionally, we do not provide discounts or other incentives to customers except for one customer with which we agreed in the fourth quarter of 2004 to provide a certain amount of cumulative discounts on future product purchases from us. We will recognize these discounts in future periods as a reduction in revenue as products are sold to this customer.

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a specific reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provide testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of June 30, 2006, this reserve balance was zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of June 30, 2006 and December 31, 2005, our accounts receivable balance was $7.4 million and $5.2 million,

respectively, which was net of an allowance for doubtful accounts of $0.6 million and $0.6 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2006 and December 31, 2005, accrued product warranties totaled $204,000 and $120,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2006 and December 31, 2005, we had an inventory reserve of $17.7 million and $16.9 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value.

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”. Results for prior periods have not been restated, as provided for under the modified prospective application transition method. See Note 3 to our condensed consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

Results of Operations

Revenue

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
GaAs	$8,125	$4,487	$3,638	81.1%
InP	613	280	333	118.9%
Ge	169	25	144	576.0%
Raw materials	1,448	1,231	217	17.6%
Other	—	9	(9)	(100)%
Total revenue	$10,355	$6,032	$4,323	71.7%

Revenue increased $4.3 million, or 71.7%, to $10.4 million for the three months ended June 30, 2006 from $6.0 million for the three months ended June 30, 2005. Total GaAs substrate revenue increased $3.6 million, or 81.1%, to $8.1 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005.

Sales of 5 inch and 6 inch diameter GaAs substrates were $3.3 million for the three months ended June 30, 2006 compared with $0.5 million for the three months ended June 30, 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints; with our excess capacity we were able to benefit from the overflow business from our competition.

 Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $4.9 million for the three months ended June 30, 2006 compared with $4.0 million for the three months ended June 30, 2005. The increase in smaller diameter substrate revenue was due to the continued growth of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $333,000, or 118.9%, to $613,000 for the three months ended June 30, 2006 from $280,000 for the three months ended June 30, 2005. The increase in InP substrate revenue was due to one particular large customer order as a result of a government contract which is not expected to repeat for the remainder of 2006.

Ge substrate revenue increased $144,000, or 576.0%, to $169,000 for the three months ended June 30, 2006 from $25,000 for the three months ended June 30, 2005. The increase in Ge substrate revenue was due to more customer qualifications in China where demand for photovoltaic applications is high.

Raw materials revenue increased $217,000, or 17.6%, to $1.4 million for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. The increase in raw materials revenue was due to sales of germanium dioxide to a new customer.

Revenue

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
GaAs	$14,880	$9,680	$5,200	53.7%
InP	909	417	492	118.0%
Ge	205	30	175	583.3%
Raw materials	2,832	2,522	310	12.3%
Other	—	17	(17)	(100)%
Total revenue	$18,826	$12,666	$6,160	48.6%

Revenue increased $6.1 million, or 48.6%, to $18.8 million for the six months ended June 30, 2006 from $12.7 million for the six months ended June 30, 2005. Total GaAs substrate revenue increased $5.2 million, or 53.7%, to $14.9 million for the six months ended June 30, 2006 from $9.7 million for the six months ended June 30, 2005.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.0 million for the six months ended June 30, 2006 compared with $1.0 million for the six months ended June 30, 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints; with our excess capacity we were able to benefit from the overflow business from our competition.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $8.7 million for the six months ended June 30, 2006 compared with $8.7 million for the six months ended June 30, 2005. We have sold a larger quantity of smaller diameter wafers in 2006 compared to 2005, but generated the same dollar revenue due to the continuing pricing pressures causing average sales prices to decline. The reason for the increase in sales volume was due to the continued growth of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $0.5 million, or 118.0%, to $0.9 million for the six months ended June 30, 2006 from $417,000 for the six months ended June 30, 2005. The increase in InP substrate revenue was due to the receipt of one large customer order for a government contract that is not expected to repeat for the remainder of 2006.

Ge substrate revenue increased $0.2 million, or 583.3%, to $0.2 million for the six months ended June 30, 2006 from $30,000 for the six months ended June 30, 2005. The increase in Ge substrate revenue was due to more customer qualifications in China where demand for photovoltaic applications is high.

Raw materials revenue increased $310,000, or 12.3%, to $2.8 million for the six months ended June 30, 2006 from $2.5 million for the six months ended June 30, 2005. The increase in raw materials revenue was mainly due to sales of germanium dioxide to a new customer.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
North America *	$2,703	$1,310	$1,393	106.3%
% of total revenue	26%	22%
Europe	2,258	1,802	456	25.3%
% of total revenue	22%	30%
Japan	1,130	559	571	102.1%
% of total revenue	11%	9%
Taiwan	1,415	402	1,013	252.0%
% of total revenue	14%	7%
Asia Pacific (excluding Japan and Taiwan)	2,849	1,959	890	45.4%
% of total revenue	27%	32%
Total revenue	$10,355	$6,032	$4,323	71.7%

*                 Primarily the United States

The North America revenue increased by $1.4 million, or 106.3%, to $2.7 million for the three months ended June 30, 2006 from $1.3 million for the three months ended June 30, 2005. We believe our quality has improved as shown by customers that have qualified our China-grown products as sales to existing customers increased by $1.1 million, while we gained $0.3 million in sales to new customers.

The Europe revenue increased by $0.5 million, or 25.3%, to $2.3 million for the three months ended June 30, 2006 from $1.8 million for the three months ended June 30, 2005. This increase came from increased substrate sales to customers in France, partially offset by decreases in sales to customers in Germany and the United Kingdom.

The Japan revenue increased by $0.6 million, or 102.1%, to $1.1 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005. The increase came from substrate sales to existing customers mainly in larger diameter wafers.

The Taiwan revenue increased by $1.0 million, or 252.0%, to $1.4 million for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005. The increase was due to sales to existing customers of $0.9 million mainly in larger diameter wafers, while we gained $0.1 million in sales to new customers mainly in smaller diameter wafers.

The Asia Pacific (excluding Japan and Taiwan) revenue increased by $0.9 million, or 45.4% to $2.8 million for the three months ended June 30, 2006 from $2.0 million for the three months ended June 30, 2005. Of this increase, sales to customers in China accounted for $0.5 million of the increase in substrate sales and $0.1 million of the increase in raw material sales. Revenue from sales to customers in Malaysia and Singapore accounted for $0.2 million of the increase in substrate sales.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
North America *	$4,662	$2,282	$2,380	104.3%
% of total revenue	25%	18%
Europe	3,664	3,584	80	2.2%
% of total revenue	19%	28%
Japan	1,796	799	997	124.8%
% of total revenue	10%	7%
Taiwan	2,929	2,058	871	42.3%
% of total revenue	16%	16%
Asia Pacific (excluding Japan and Taiwan)	5,775	3,943	1,832	46.5%
% of total revenue	30%	31%
Total revenue	$18,826	$12,666	$6,160	48.6%

*                 Primarily the United States

The North America revenue increased by $2.4 million, or 104.3%, to $4.7 million for the six months ended June 30, 2006 from $2.3 million for the six months ended June 30, 2005. We believe our quality has improved as shown by customers that have qualified our China-grown products as sales to existing customers increased by $1.8 million, while we gained $0.6 million in sales to new customers.

The Europe revenue increased by $80,000, or 2.2%, to $3.7 million for the six months ended June 30, 2006 from $3.6 million for the six months ended June 30, 2005. This increase came from increased substrate sales to customers in France, partially offset by decreases in sales to customers in the United Kingdom. In the United Kingdom we lost one customer in the second half of 2005 due to quality problems with our product. We are beginning to regain sales to this customer as it began placing orders with us again in the first half of 2006.

The Japan revenue increased by $997,000, or 124.8%, to $1.8 million for the six months ended June 30, 2006 from $799,000 for the six months ended June 30, 2005. Raw material sales to a new customer accounted for $0.3 million of this increase, while $0.3 million was from substrate sales to new customers that have qualified our China-grown products, and by $0.4 million of increased sales to existing customers, mainly for larger diameter wafers.

The Taiwan revenue increased by $871,000, or 42.3%, to $2.9 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. The increase was due to sales to existing customers of $0.7 million mainly in large diameter wafers, while we gained $0.2 million in sales to new customers mainly in smaller diameter wafers.

The Asia Pacific (excluding Japan and Taiwan) revenue increased by $1.8 million, or 46.5% to $5.8 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. Of this increase, sales to customers in Malaysia and Singapore accounted for $1.3 million of the increase, mainly in larger diameter wafers, while sales to customers in China increased by $0.3 million, and Korea increased by $0.2 million.

Gross Margin

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gross profit	$2,759	$127	$2,632	2,072.4%
Gross Margin %	26.6%	2.1%

Gross margin. Gross margin increased to 26.6% of total revenue for the three months ended June 30, 2006 compared with 2.1% of total revenue for the three months ended June 30, 2005. Gross margin in the three months ended June 30, 2006 was positively impacted by sales of approximately $802,000 of gallium arsenide (GaAs) wafers which were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of InP substrates, as well as larger diameter GaAs wafers, both of which contributed larger gross profits. In December 2005, we reduced the workforce at our Fremont, California facility that we no longer required to support production. This workforce reduction accounted for approximately 2% of the increase in gross margin in the three months ended June 30, 2006. Gross margin in the three months ended June 30, 2005 was negatively impacted by a $765,000 charge to cost of revenues as a result of an inventory valuation adjustment. This charge negatively impacted gross margin by 12.7%. Gross margin in the three months ended June 30, 2005 was positively impacted by sales of approximately $651,000 of GaAs wafers which were previously fully reserved.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,269	$406	$3,863	951.5%
Gross Margin %	22.7%	3.2%

Gross margin. Gross margin increased to 22.7% of total revenue for the six months ended June 30, 2006 compared with 3.2% of total revenue for the six months ended June 30, 2005. Gross margin in the six months ended June 30, 2006 was positively impacted by sales of approximately $1.4 million of GaAs wafers, which were previously fully reserved, and by approximately $53,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. In addition, we sold a greater amount of InP substrates and larger diameter GaAs wafers in the six months ended June 30, 2006 which contributed higher gross profits. In December 2005, we reduced the workforce at our Fremont, California facility that we no longer required to support production. This workforce reduction accounted for approximately 3% of the increase in gross margin in the six months ended June 30, 2006. We had manufacturing equipment that became fully depreciated in 2006 and this savings contributed to approximately 3% of gross margin in the six months ended June 30, 2006. Gross margin was only 3.2% of total revenue for the six months ended June 30, 2005, which was primarily due to product mix, as we sold a greater amount of smaller diameter wafers where there has been continuing pricing pressures causing average sales prices to decline. Gross margin for the six months ended June 30, 2005 was negatively impacted by a $765,000 charge to cost of revenues as a result of an inventory valuation adjustment. This charge negatively impacted gross margin by 6.0%. Gross margin in the six months ended June 30, 2005 was positively impacted by sales of approximately $803,000 of GaAs wafers which were previously fully reserved.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,853	$2,716	$1,137	41.9%
% of total revenue	37.2%	45.0%

Selling, general and administrative expenses increased $1.1 million to $3.9 million for the three months ended June 30, 2006 from $2.7 million for the three months ended June 30, 2005. The increase was primarily due to $0.7 million in salaries and related costs for our new hires in sales management and our new Taiwan office, as well as general salary increases, $0.3 million in professional fees, $0.2 million for stock-based compensation costs and bonuses, partially offset by $0.3 million lower expenses for decommissioning our Fremont, California facilities.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,083	$6,968	$115	1.7%
% of total revenue	37.6%	55.0%

Selling, general and administrative expenses increased $0.1 million to $7.1 million for the six months ended June 30, 2006 from $7.0 million for the six months ended June 30, 2005. The increase was primarily due to $0.9 million in salaries and related costs for our new hires in sales management and our new Taiwan office, as well as general salary increases, $0.4 million in professional fees, $0.6 million for stock-based compensation costs and bonuses, partially offset by $1.6 million lower expenses for decommissioning our Fremont, California facilities, $0.1 million lower recruiting fees, and $0.1 million lower property taxes.

Research and Development

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Research and development	$571	$423	$148	35.0%
% of total revenue	5.5%	7.0%

Research and development expenses increased $0.1 million, or 35.0%, to $0.6 million for the three months ended June 30, 2006 from $0.4 million for the three months ended June 30, 2005, as a result of our appointing Dr. Morris Young as our Chief Technology Officer to enhance our technology leadership. New products testing expenses increased by $0.1 million.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Research and development	$1,105	$785	$320	40.8%
% of total revenue	5.9%	6.2%

Research and development expenses increased $0.3 million, or 40.8%, to $1.1 million for the three months ended June 30, 2006 from $0.8 million for the three months ended June 30, 2005, as a result of our appointing Dr. Morris Young as our Chief Technology Officer to enhance our technology leadership. His salary and personnel costs were previously included in general and administrative costs. New products testing expenses increased $0.1 million, while stock-based compensation and bonuses increased by $0.2 million.

Restructuring

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Restructuring	$—	$237	$(237)	(100.0)%
% of total revenue	0.0%	3.9%

During the three months ended June 30, 2006, there were no restructuring charges. During the three months ended June 30, 2005, we recorded restructuring charges of $237,000, of which $169,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $98,000 related to the closure of our Japan office. Partially offsetting these charges, we had a credit adjustment of $30,000 related to the reduction in our China work force we effected in March 2005.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Restructuring	$(2)	$362	$(364)	(100.6)%
% of total revenue	(0.0)%	2.9%

During the six months ended June 30, 2006, we recognized a $2,000 gain related to a miscellaneous adjustment to a prior accrual. During the six months ended June 30, 2005, we recorded restructuring charges of $362,000, of which $208,000 related to lease costs associated with facilities located in California that are no longer required to support production, $98,000 related to the closure of our Japan office, and $56,000 related to the reduction in our China work force we effected in March 2005.

Interest Income, net

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Interest income, net	$111	$131	$(20)	(15.3)%
% of total revenue	1.1%	2.2%

Interest income, net decreased $20,000 to $111,000 for the three months ended June 30, 2006 from $131,000 for the three months ended June 30, 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt, which we have continued to pay down. We also had lower cash balances.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Interest income, net	$239	$250	$(11)	(4.4)%
% of total revenue	1.3%	2.0%

Interest income, net decreased $11,000 to $239,000 for the six months ended June 30, 2006 from $250,000 for the six months ended June 30, 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt, which we have continued to pay down. We also had lower cash balances.

Other Income and Expense, net

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$814	$(196)	$1,010	515.3%
% of total revenue	7.9%	(3.2)%

Other income was $814,000 for the three months ended June 30, 2006 due to a realized gain of $1.1 million on the sale of investments, partially offset by minority interests in our joint ventures. Other expense was $196,000 for the three months ended June 30, 2005 primarily due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$1,052	$(301)	$1,353	449.5%
% of total revenue	5.6%	(2.4)%

Other income was $1.1 million for the six months ended June 30, 2006 due to a realized gain of $1.4 million on the sale of investments, partially offset by minority interests in our joint ventures. Other expense was $301,000 for the six months ended June 30, 2005 primarily due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$138	$18	$120	666.7%
% of total revenue	1.3%	0.3%

We provided for income taxes of $138,000 for our overseas businesses for the three months ended June 30, 2006 compared to $18,000 for the three months ended June 30, 2005. The reason for the increase was a combination of higher income from processing fees in our overseas subsidiary at higher tax rates.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$456	$53	$403	760.4%
% of total revenue	2.4%	0.4%

We provided for income taxes of $456,000 for our overseas businesses for the six months ended June 30, 2006 compared to $53,000 for the six months ended June 30, 2005. The reason for the increase was a combination of higher income from processing fees in our overseas subsidiary at higher tax rates.

Gain from Discontinued Operations

	Three Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$2	$53	$(51)	(96.2)%
% of total revenue	0.0%	0.9%

For the three months ended June 30, 2006, the $2,000 was interest income on cash balances held in the discontinued operations. For the three months ended June 30, 2005, we received net proceeds of approximately $1.3 million from the sale of a building located in Monterey Park, California on which we recorded a gain of $53,000.

Gain from Discontinued Operations

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$3	$411	$(408)	(99.3)%
% of total revenue	0.0%	3.2%

For the six months ended June 30, 2006, the $3,000 was interest income on cash balances held in the discontinued operations. For the six months ended June 30, 2005, the $411,000 gain from discontinued operations is made up of a gain of $300,000, which was the remaining portion of the first $750,000 held in escrow due to us from the sale of our discontinued operations, $58,000 relating to property tax refunds, and a gain of $53,000 from the sale of a building located in Monterey Park, California.

Liquidity and Capital Resources

As of June 30, 2006, our principal sources of liquidity were $17.3 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation.

Cash and cash equivalents and short-term investments decreased $5.8 million to $17.3 million as of June 30, 2006 from $23.0 million as of December 31, 2005. Reducing the amount of this decrease was the additional cash of $1.8 million from our sale of 400,000 shares of Finisar common stock in the six months ended June 30, 2006. We plan to sell additional Finisar stock during the remainder of 2006.

Net cash used in operating activities of $6.7 million for the six months ended June 30, 2006 was comprised primarily of our net loss of $3.1 million, adjusted for non-cash items of depreciation of $1.8 million, and stock-based compensation of $0.4 million, a realized gain on sale of investments of $1.4 million, and by a net increase of $4.5 million in assets and liabilities. The net increase in assets and liabilities resulted from a $2.2 million increase in accounts receivable, net, a $1.8 million increase in prepaid expenses, mainly foreign taxes, a $1.0 million decrease in accrued liabilities, primarily for restructuring costs and decommissioning expenses, and partially offset by a $0.4 million decrease in accounts payable and decreases in other long term liabilities and income taxes.

Net accounts receivable increased by $2.2 million, or 42.2%, to $7.4 million as of June 30, 2006 from $5.2 million as of December 31, 2005. The increase was primarily a result of our increased sales. Our days sales outstanding was 65 days as of June 30, 2006 compared to 62 days as of December 31, 2005.

Net cash provided by investing activities of $0.3 million for the six months ended June 30, 2006 was primarily from the net proceeds from sale of investments of $1.3 million and the decrease of restricted cash of $0.2 million, partially offset by the purchase of property, plant and equipment, net, of $1.2 million.

We expect to invest approximately $2.0 million in capital projects during the remainder of 2006. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities for the six months ended June 30, 2006 consisted of payments of $0.3 million related to long-term borrowings, partially offset by proceeds of $0.3 million received on exercise of stock options through our stock option program.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 5.11% as of June 30, 2006. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of June 30, 2006, $7.3 million was outstanding under these bonds.

As of June 30, 2006, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $7.3 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility.

We believe that we have adequate cash and investments to meet our needs over the next twelve months. In June 2006, we filed a Form S-3 shelf registration with the Securities and Exchange Commission, which was declared effective by the SEC in August 2006. Under the shelf registration process, we may offer shares of our common stock with a total value of up to $25.0 million. Given our anticipated revenue increase and overall business outlook, the shelf registration statement provides us with flexibility to fund working capital, including future capital expenditures, research and development, and potential investments or acquisitions in complementary businesses, products and technologies. However, we have no specific agreements, commitments or understandings with respect to any transactions at this time. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risk Factors.”

Outstanding contractual obligations as of June 30, 2006 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 year	1 - 3 years	3 - 5 years	More Than 5 years
Long-term debt	$7,402	$450	$1,002	$900	$5,050
Operating leases	4,914	682	1,378	1,508	1,346
Total	$12,316	$1,132	$2,380	$2,408	$6,396

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.6 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140”. SFAS 155 amends SFAS No. 133, “Accounting for derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 gives entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of the adoption that FIN 48 may have on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in China, and the substantial majority of our sales to date have been made and continue to be made in U.S. dollars. Substantially all of our expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred.

In July 2005, China uncoupled the Renminbi from the U.S. dollar and began to let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments will follow. Since the Renminbi-U.S. dollar exchange rate floats, the Renminbi could appreciate relative to the U.S. dollar.

We expect our international revenue and expenses to continue to be denominated largely in U.S. dollars. We also believe that our China operations will likely expand in the future as our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2006	Current Interest Rate	Projected Annual Interest Income/(Expense)	Pro Forma 10% Interest Rate Decline Income/(Expense)	Pro Forma 10% Interest Rate Increase Income/(Expense)
Cash	$7,584	0.50%	$38	$34	$42
Cash equivalents	3,469	4.83	168	151	184
Investment in debt instruments	11,745	4.64	545	490	599
Long-term debt	(7,300)	5.44	(397)	(357)	(437)
			$354	$318	$388

Equity Risk

We maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. For the six months ended June 30, 2006, we recorded a $0.9 million unrealized gain in other comprehensive income to write up our investment in one public U.S. company. As of June 30, 2006, the minority investments we continue to hold amounted to $4.4 million.

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

(b) No change in our internal control over financial reporting was made during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we have moved to dismiss. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, its chief technology officer, its former interim chief executive officer, a former safety department employee and a supplier to AXT. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. AXT’s commercial general liability insurance carrier has agreed to fund AXT’s defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. There is $21 million in available limits under the policies in question. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Furthermore, some customers reduced their orders from us until our surface quality is as good and consistent as that offered by competitors. As a result, some customers allocated their requirements for compound semiconductor substrates across more competitors and although our quality is improving, resulting in increased sales, we believe that as a result of these customer decisions, we have lost revenue and market share, that we may be unable to recover. If we are unable to recover and retain our market share, we may be unable to grow our business.

Defects in our products could diminish demand for our products.

Our products are complex and may contain defects. We have experienced quality control problems with many of our products, which caused customers to return products to us, reduce orders for our products, or both. Although our quality has improved, resulting in some increases in product sales, we believe that we continue to experience some reduction in orders as a result of our prior product quality problems. If we continue to experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors, we may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

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

The requirements adopted by the Securities and Exchange Commission, or SEC, in response to the passage of the Sarbanes-Oxley Act of 2002, will require annual review and evaluation of our internal control systems, and an attestation of these systems by our independent registered public accounting firm beginning with our fiscal year ending December 31, 2007. We are currently reviewing our internal control procedures and considering further documentation of these procedures that may be necessary. We are currently evaluating the extent to which any of our joint ventures may also be required to comply, if at all. We can give no assurances that our systems will satisfy these requirements of the SEC or, if required, that any of the systems of our joint ventures will meet these requirements, or that we will receive a favorable review and attestation by our independent registered public accounting firm.

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

If we fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations; in addition, we could be subject to suits for personal injuries caused by hazardous materials.

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by litigation pending and any additional litigation brought against us.

Existing or future litigation could result in significant judgments against us, or cause us to incur costly settlements.

In June 2005, a complaint was filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol. In addition, we are defendants in an ongoing securities litigation matter. Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by litigation now pending and any additional litigation brought against us. In addition, response to this litigation could divert management’s attention from our business and operations, causing our business and financial results to suffer. We could incur defense or settlement costs in excess of the insurance covering these litigation matters, or that could result in significant judgments against us or cause us to incur costly settlements, in excess of our insurance limits.

Decreases in average selling prices of our products may reduce gross margins.

The market for compound semiconductor substrates is characterized by pressures on average selling prices resulting from factors such as increased competition or overcapacity. We have experienced and expect to continue to experience price pressures on our products, and if average selling prices decline in the future, our revenues and gross margins could decline. We may be unable to reduce the cost of our products sufficiently to offset the effect of lower selling prices and allow us to keep pace with competitive pricing pressures, and our margins could be adversely affected.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 38.5%, and 39.8% of revenue for the six months ended June 30, 2006 and 2005, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. During the past year, we have experienced slower bookings, significant push-outs and cancellation of orders from some customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

We may incur claims or other liabilities or obligations related to our failure to follow requirements for testing of products and provision of testing data and information relating to customer requirements. Additionally, customers may cancel or reduce future shipments in response to these failures, or require re-qualifications.

During the first quarter of 2004, we determined that we had not followed requirements for testing of products and provision of testing data and information relating to customer requirements. We notified affected customers concerning our findings; however, there can be no assurance that we will not incur customer claims or other liabilities or obligations in connection with this matter. In addition, revenue in future periods may be adversely impacted if customers decide not to order from us as a result of this disclosure. We experienced several cancellations of future orders by customers pending further information regarding enhancements to our product testing and quality control systems. In addition, some customers are requiring additional qualification of our China operations before placing future orders with us. We cannot be sure that we will not receive additional cancellations of orders by other customers, or fail to win expected future orders from customers, as a result of our disclosure of our investigation conclusions, or that our customers will qualify our China operations and place future orders with us.

Problems incurred by our joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations

We have invested in five joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the three ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. Several of these ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these five ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations.

In addition, if any of our joint ventures or venture partners with which our joint ventures share facilities is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals during manufacturing, research and development, or sales demonstrations, the operations of our joint ventures could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our joint venture operations as a result of the actions of the joint ventures or other venture partners. Employees working for our joint ventures or any of the other venture partners could bring litigation against us as a result of actions taken at the joint venture or venture partner facilities, even though we are not directly controlling the operations, including actions for exposure to chemicals or other hazardous materials at the facilities of our joint ventures or the facilities of any venture partner that are shared by our joint ventures. If litigation is brought against us, litigation is inherently uncertain and, while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by any litigation if brought against us, particularly if litigation with us, as a non-Chinese company, is deemed advantageous. Even if we are not deemed responsible for the actions of the joint ventures or venture partners, litigation could be costly, time consuming to defend and divert management attention; in addition, pursuit of us could occur if we are deemed to be the most financially viable of the partners.

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

•        changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•        nationalization of foreign-owned assets, including intellectual property.

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. For example, we have previously been involved in two separate lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

The compound semiconductor industry is cyclical and has experienced a downturn which has adversely impacted our operating results.

Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic compound semiconductor devices, as well as the current and anticipated market demand for these devices and products using these devices. As a supplier to the compound semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The compound semiconductor industry has historically been cyclical because of sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in compound semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income (loss).

The industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply creates pressure on our revenue, gross margins and net income (loss). Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products.

Increased price competition has resulted, causing pressure on our net sales, gross margin and net income (loss). We experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenues. If the economic downturn occurred again, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs, such as those we have recently taken, may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

We must manage our inventory of component parts, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, if current costs of production increase or sales prices drop below the standard prices at which we value inventory, we may need to take a charge for a reduction in inventory values. We have in the past, including during 2004, had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, could adversely affect our results of operations.

The impact of changes in global economic conditions on our customers may cause us to fail to meet expectations, which would negatively impact the price of our stock.

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependant on the market conditions for the wireless, solid-state illumination, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenues. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

If we have low product yields, or if there is a deliberate sabotage of our products, the shipment of our products may be delayed and our operating results may be adversely impacted.

Our products are manufactured using complex technologies, and the number of usable substrates we produce can fluctuate as a result of many factors, including:

•              impurities in the materials used;

•              contamination of the manufacturing environment;

•              substrate breakage;

•              equipment failure, power outages or variations in the manufacturing process; and

•              performance of personnel involved in the manufacturing process.

If our yields decrease, our revenue could decline if we are unable to produce needed product on time. At the same time, our manufacturing costs could remain fixed, or could increase. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their severity. In particular, many of our manufacturing processes are new and are still being refined, which can result in lower yields.

If there is deliberate sabotage of our products making it unfit for use by our customers, our products would be rejected, resulting in compensation costs paid to our customers, and possible disqualification. This could lead to revenue loss and market share loss.

If we do not successfully develop new products to respond to rapidly changing customer requirements, our ability to generate revenue, obtain new customers, and retain existing customers may suffer.

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past three years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including Triquent, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable, and Sumitomo Electric, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as Triquent, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to become profitable. We face many competitors that have a number of significant advantages over us, including:

•              greater experience in the business;

•              more manufacturing experience;

•              extensive intellectual property;

•              broader name recognition; and

•              significantly greater financial, technical and marketing resources.

Our competitors could develop new or enhanced products that are more effective than our products are.

The level and intensity of competition has increased over the past year and we expect competition to continue to increase in the future. Competitive pressures caused by the current economic conditions have resulted in reductions in the prices of our products, and continued or increased competition could reduce our market share, require us to further reduce the prices of our products, affect our ability to recover costs and result in reduced gross margins.

In addition, new competitors have and may continue to emerge, such as a small crystal growing company in China, supplying ingots to the market established by a former employee of ours. While new competitors such as this company currently do not appear to be fully competitive, competition from sources such as this could increase, particularly if such competitors are able to obtain large capital investments.

Demand for our products may decrease if our customers experience difficulty manufacturing, marketing or selling their products.

Our products are used as components in our customers’ products. Accordingly, demand for our products is subject to factors affecting the ability of our customers to introduce and market their products successfully, including:

•               the competition our customers face in their particular industries;

•               the technical, manufacturing, sales and marketing and management capabilities of our customers;

•              the financial and other resources of our customers; and

•              the inability of our customers to sell their products if they infringe third-party intellectual property rights.

If demand for the end-user applications for which our products are used decreases, or our customers are unable to develop, market and sell their products, demand for our products will decrease.

The financial condition of our customers may affect their ability to pay amounts owed to us.

Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers to pay for products we ship to them within 30 to 120 days after delivery. Subsequent to our shipping a product, some customers have been unable to make payments as due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. During 2004, one customer filed for bankruptcy protection. We incurred a charge equal to the amount owed us and believe that there is a substantial likelihood that we will not be able to recoup any of this amount. Other customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, polishing solutions and paralytic boron nitride. Although several of these raw materials are purchased from suppliers in which we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and no supplier guarantees supply of raw materials or equipment to us. Although the risk is significantly diminished as a result of our investment in our new material joint ventures, if we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our raw material joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials and could experience such delays again in the future due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

We have made and may continue to make strategic investments in raw materials suppliers, which may not be successful and may result in the loss of all or part of our investment.

We have made investments through our five joint ventures in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies, each of which is located in China, and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

Our substrate products have a long qualification cycle that makes it difficult to plan our expenses and forecast our results.

Customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. In the current competitive and economic climate, the average sales cycle for our products has lengthened even further and is expected to continue to make it difficult to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

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

Despite our efforts to protect our intellectual property, third parties can develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least two of our competitors have begun to ship GaAs substrates produced using a process similar to our VGF technique. Our competitors may also develop and patent improvements to the VGF technology upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents or trade secrets.

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

For example, in the past we have been involved in litigation with Sumitomo Electric Industries, Ltd. (“SEI”) in Japan as well as interference actions in the United States. We and SEI approved a settlement of this litigation during the fourth quarter of 2004 and the litigation was withdrawn and we abandoned the interference proceeding. We made an initial payment of approximately $1.4 million and will have to pay ongoing royalties to SEI on certain of our products.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 81% and 79% of our total revenue for the years ended December 31, 2005 and 2004, respectively, and 75% of our total revenue for the six months ended June 30, 2006. We expect that sales to customers outside the U.S., particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

Currently, an increasing percentage of our sales is to customers headquartered in Asia. All of our manufacturing facilities and some of our suppliers are also located outside the U.S. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices and where we anticipate significant opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

Our dependence on international sales involves a number of risks, including:

•              changes in tariffs, import restrictions, export restrictions, or other trade barriers;

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

Also, denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. The functional currency of our Chinese subsidiary and joint ventures is the local currency. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these entities, as well as in translation of the assets and liabilities of their assets at each balance sheet date. If we do not effectively manage the risks associated with international sales, our revenue, cash flows and financial condition could be adversely affected.

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products, meet customer orders, and result in reduced revenues.

The Chinese government faced a power shortage over the summer of 2004 and reported that power demand in 24 provinces outstripped supply in peak periods during January to April of 2004. Instability in electrical supply caused sporadic outages among residential and commercial consumers. As a result, the Chinese government implemented tough measures in 2004 to ease the energy shortage. Provinces imposed power brownouts during 2004 to reduce electricity demand, and some companies in Beijing were ordered to give their employees a week off to ease the pressure on power supply. Plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months during 2004. As a result, we closed most of our operations for a week in late July 2004 in conformance with this policy. If we are required to make temporary closures of our subsidiary and joint venture operations at any time during 2006, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, our revenues could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future sales. In addition, if power is shut off at our Beijing subsidiary at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins. We are attempting to partially mitigate the potential effects of power outages by building inventory in anticipation of power outages during the summer. This inventory buildup is prepared to accommodate forecasted demand rather than specific customer orders. If the inventory we build is not ordered by customers, we may have to scrap these products and incur a cost which will reduce our gross margins.

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial position and results of operations.

In order to comply with rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 by the SEC, as well as changes to listing standards adopted by NASDAQ, and accounting changes adopted affecting accounting for stock-based compensation, we may be required to increase our internal controls and hire additional personnel and outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers may increase premiums as a result of the high claims rates they incurred over the past year. Changes in accounting rules, including legislative and other rules to account for employee stock options as a compensation expense among others, could materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

If we fail to manage periodic contractions, we may utilize our cash balances and our existing cash and cash equivalent balances could decline.

We anticipate that our existing cash resources will fund any anticipated operating losses and purchases of capital equipment, as well as provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our production, and other factors related to the uncertainties of the industry and global economies. If we fail to manage our contractions successfully we may draw down our cash reserves, which would adversely affect our operating results and financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might be required to raise additional cash. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all. As part of our effort to reduce costs, we may lose key staff, production resources and technology that we will need to grow when end markets recover. These events could reduce our ability to grow profitably as markets recover.

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

China from time to time has experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. Events of this nature could influence the Chinese economy, result in nationalization of foreign-owned operations such as ours, and negatively affect our ability to operate our facilities in China.

We may face additional risks as a result of the revaluation of the Chinese currency.

In July 2005, China agreed to a shift in Chinese currency policy. It established a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/-0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future. Over the next five to ten years, China may move to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates, which, in turn, could negatively impact our operating results and financial condition. The functional currency of our Chinese subsidiary, including our joint ventures, is the local currency; since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuation and revaluation of the Chinese renminbi. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

A reoccurrence of Severe Acute Respiratory Syndrome (SARS) or the outbreak of a different contagious disease such as the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

All of our substrate manufacturing activities are conducted in China. In addition, we acquire key raw materials, including gallium, from our joint ventures and other suppliers in China. The 2003 SARS outbreak was most notable in China and a small number of cases were reported in 2004. One employee at our LED production facility in China contracted SARS in late April 2003 prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. If there were to be another outbreak of SARS or a different contagious disease, such as Avian Flu, and if our employees contracted the disease, we might be required to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we might not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable, as it was during parts of 2003. None of our substrate competitors is as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

The effect of terrorist threats and actions on the general economy could decrease our revenues.

The United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to a significant event that we cannot foresee. Since we perform all of our manufacturing operations in China, and a significant portion of our customers are located outside of the Untied States, terrorist activity or threats against US-owned enterprise are a particular concern to us.

If any of our facilities is damaged by occurrences such as fire, explosion, or natural disaster, we might not be able to manufacture our products.

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes could render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

Unpredictable fluctuations in our operating results could disappoint analysts or our investors, which could cause our stock price to decline.

We have not been able to sustain growth for any significant period in the last five years, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, 2005, and for each of the quarterly periods in the first half of 2006.

We have experienced and may continue to experience significant fluctuations in our revenue and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

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

•              the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once made;

•              fluctuation of our manufacturing yields;

•              decreases in the prices of our or our competitors’ products;

•              costs incurred in connection with any future acquisitions of businesses or technologies; and

•              increases in our expenses, including expenses for research and development.

Due to these factors, we believe that period-to-period comparisons of our operating results may not be meaningful indicators of our future performance. Over the past two years, our operating results have at times been below the expectations of securities analysts or investors. If this occurs again in future periods, the price of our common stock could decline or fluctuate.

A substantial percentage of our operating expenses is fixed in the short term, and we may be unable to adjust spending to compensate for an unexpected shortfall in revenues. As a result, any delay in generating revenue could cause our operating results to be below the expectations of market analysts or investors, which could also cause our stock price to fall.

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated significantly since we began trading on The NASDAQ National Market. For the year ended December 31, 2005, the high and low closing sales prices of our common stock were $2.47 and $1.08, respectively, and for the six months ended June 30, 2006, the high and low closing sales prices of our common stock were $4.47 and $1.98, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

•              actual or anticipated fluctuations in our quarterly or annual operating results;

•              changes in expectations about our future financial performance or changes in financial estimates of any securities analysts who follow our stock;

•              litigation, regulatory developments, or sales of large blocks of stock;

•              announcements of technological innovations by us or our competitors;

•              new product introductions by us or our competitors;

•              large customer orders or order cancellations, delays or push-outs; and

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

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intention to issue additional shares of preferred stock.

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

In addition, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or change of control of us, or changes in our management, including:

•              the division of our board of directors into three separate classes, each with three-year terms;

•              the right of our board to elect a director to fill a space created by a board vacancy or the expansion of the board;

•              the ability of our board to alter our amended and restated bylaws;

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

Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit large stockholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination with a corporation unless:

•              66 2/3 % of the shares of voting stock not owned by these large stockholders approve the merger or combination, or

•              the board of directors approves the merger or combination or the transaction which resulted in the large stockholder owning 15% or more of our outstanding voting stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 23, 2006. Of the 23,053,521 shares outstanding as of the record date, 21,481,946 shares were represented in person or by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, AXT’s stockholders voted on the following matters:

(1)               Proposal to elect two class II directors to hold office for a three-year term, and until their respective successors are elected and qualified.

Class II directors	For	Against
Jesse Chen	15,793,403	5,688,543
Philip C.S. Yin	19,218,304	2,263,642

In addition, the term of office as directors of Dr. Morris Young, Mr. Leonard Le Blanc and Dr. David Chang continued after the meeting.

(2)               Proposal to ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

	For	Against	Abstain
Burr, Pilger & Mayer LLP	20,769,270	28,774	683,901

(3)               Proposal to restate the AXT, Inc. 1997 Stock Option Plan as the AXT, Inc. 2006 Equity Incentive Plan.

	For	Against	Abstain
AXT, Inc. 2006 Equity Incentive Plan	4,460,637	5,500,658	77,350

Accordingly, proposal three was not approved by the stockholders.

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

AXT, INC.

Dated: August 11, 2006	By:	/s/ Philip C. S. Yin
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