Form 10-Q
period 2006-09-30
AXT INC
filed 2006-11-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.001 par value	23,246,571

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$10,587	$17,472
Short-term investments	5,357	5,555
Accounts receivable, net of allowances of $202 and $609 as of September 30, 2006 and December 31, 2005, respectively	8,800	5,226
Inventories, net	17,359	16,156
Prepaid expenses and other current assets	4,079	1,801
Assets held for sale	4,659	—
Total current assets	50,841	46,210
Property, plant and equipment, net	10,772	17,306
Restricted deposits	7,150	7,450
Other assets	3,806	3,832
Total assets	$72,569	$74,798

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,078	$3,070
Accrued liabilities	3,225	3,533
Accrued restructuring	—	465
Current portion of long-term debt	450	300
Income taxes payable	1,182	2,495
Total current liabilities	8,935	9,863
Long-term debt, net of current portion	6,803	7,420
Other long-term liabilities	2,237	1,897
Total liabilities	17,975	19,180
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2006 and December 21, 2005.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 23,247 and 22,977 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	23	23
Additional paid-in capital	156,618	155,441
Accumulated deficit	(107,216)	(104,776)
Accumulated other comprehensive income	1,637	1,398
Total stockholders’ equity	54,594	55,618
Total liabilities and stockholders’ equity	$72,569	$74,798

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$12,547	$6,153	$31,373	$18,819
Cost of revenue	9,068	5,008	23,625	17,268
Gross profit	3,479	1,145	7,748	1,551
Operating expenses:
Selling, general and administrative	2,641	2,898	9,724	9,866
Research and development	392	472	1,497	1,257
Impairment charge	1,417	—	1,417	—
Restructuring charge (benefit)	—	14	(2)	376
Total operating expenses	4,450	3,384	12,636	11,499
Loss from continuing operations	(971)	(2,239)	(4,888)	(9,948)
Interest income, net	103	136	342	386
Other income (expense), net	641	(193)	1,693	(494)
Loss from continuing operations before provision (benefit) for income taxes	(227)	(2,296)	(2,853)	(10,056)
Provision (benefit)for income taxes	(862)	45	(406)	98
Income (loss) from continuing operations	635	(2,341)	(2,447)	(10,154)
Discontinued operations:
Gain from discontinued operations, net of tax	4	9	7	67
Gain from disposal, net of tax	—	250	—	603
Net income (loss)	$639	$(2,082)	$(2,440)	$(9,484)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.10)	$(0.11)	$(0.45)
Gain from discontinued operations, net of tax	—	0.01	—	0.03
Net income (loss)	$0.03	$(0.09)	$(0.11)	$(0.42)
Shares used in computing basic net income (loss) per share	23,158	22,994	23,066	23,073

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.10)	$(0.11)	$(0.45)
Gain from discontinued operations, net of tax	—	0.01	—	0.03
Net income (loss)	$0.02	$(0.09)	$(0.11)	$(0.42)
Shares used in computing diluted net income (loss) per share	24,378	22,994	23,066	23,073

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,440)	$(9,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,365	2,874
Amortization of investments premium/discount	(55)	188
Non-cash restructuring charge	—	376
Loss on disposal of property, plant and equipment	89	291
Stock-based compensation	649	2
Realized gain on sale of investments	(2,032)	—
Gain on disposal of discontinued operations	—	(53)
Impairment of property, plant and equipment	1,417	—
Changes in assets and liabilities:
Accounts receivable, net	(3,574)	(855)
Inventories, net	(1,203)	862
Prepaid expenses and other current assets	(2,278)	567
Other assets	26	74
Accounts payable	1,008	421
Accrued liabilities and restructuring	(773)	(1,620)
Income taxes payable	(1,313)	131
Other long-term liabilities	340	147
Net cash used in operating activities	(7,774)	(6,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,157)	(1,711)
Proceeds from sales of property, plant and equipment	161	31
Purchases of investments	(7,924)	(7,783)
Proceeds from sale of investments	10,174	16,958
Decrease in restricted cash	300	615
Proceeds from sale of assets held for sale, net	—	1,303
Net cash provided by investing activities	554	9,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of):
Issuance of common stock	528	60
Repurchase of common stock	—	(246)
Long-term debt payments	(467)	(450)
Net cash provided by (used in) financing activities	61	(636)
Effect of exchange rate changes	274	(230)
Net increase (decrease) in cash and cash equivalents	(6,885)	2,468
Cash and cash equivalents at the beginning of the period	17,472	12,117
Cash and cash equivalents at the end of the period	$10,587	$14,585

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” “Company,” “we,” “us” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed consolidated balance sheet was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and its subsidiaries for all periods presented.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2006 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 filed with the Securities and Exchange Commission on May 12, 2006 and August 11, 2006, respectively.

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

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—

Gross profit	—	—	—
Operating expenses:
Selling, general and administrative	(4)	(9)	(7)	(67)
Research and development	—	—	—	—
Impairment costs		—	—
Total operating expenses	(4)	(9)	(7)	(67)
Gain from discontinued operations, net of tax	4	9	7	67
Gain from disposal, net of tax	—	250	—	603
Net income	$4	$259	$7	$670

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets are as follows (in thousands):

	September 30, 2006	December 31, 2005
Current assets:
Cash	$407	$472
Total current assets	407	472
Total assets	$407	$472
Current liabilities:
Accrued liabilities	$24	$95
Total liabilities	24	95
Net assets	383	377
Total liabilities and net assets	$407	$472

Note 3. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

We have elected the modified prospective application transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS 123, as disclosed in our previous quarterly and annual reports.

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss:
As reported	$(2,126)	$(9,616)
Add: Stock-based employee compensation expense included in net loss as reported	5	2
Less: Stock-based compensation expense using the fair value based method, net of related tax	(206)	(673)
Pro forma net loss	$(2,327)	$(10,287)
Basic and diluted net loss per common share
As reported	$(0.09)	$(0.42)
Pro forma	$(0.10)	$(0.45)
Shares used in computing basic and diluted net loss per share	22,994	23,073

Impact of the Adoption of SFAS No. 123 (R)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R), and we recorded $206,000 and $649,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). In accordance with the modified prospective application transition method, our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation plan (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$20	$80
Selling, general and administrative	148	412
Research and development	38	156

Total stock-based compensation	$206	$649
Tax effect on stock-based compensation	—	—

Net effect on net income or loss	$206	$649

Effect on basic and diluted net income (loss) per share	$(0.01)	$(0.03)

As of September 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $856,000, net of estimated forfeitures of $20,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.27 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of our stock options granted to employees for the three and nine months ended September 30, 2006 and 2005 was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term (in years)	5.0	5.0	5.0	5.0

Volatility	82.26%	NA	84.86%	92.45%

Expected dividend	0%	0%	0%	0%

Risk-free interest rate	4.59%	NA	4.80%	4.18%

Estimated forfeitures	1.49%	0%	12.33%	0%

Weighted-average fair value	$2.17	NA	$1.82	$0.89

The following table summarizes the stock option transactions during the nine months ended September 30, 2006 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2005	2,917	$2.30

Granted	26	2.78

Exercised	(269)	1.96

Canceled	(85)	1.50

Options outstanding as of September 30, 2006	2,589	$2.37	6.62	$6,037

Options vested and expected to vest as of September 30, 2006	2,573	$2.37	6.60	$5,993

Options exercisable as of September 30, 2006	1,768	$2.80	5.77	$3,712

The options outstanding and exercisable as of September 30, 2006 were in the following exercise price ranges:

Options Outstanding as of September 30, 2006				Options Vested and Exercisable as of September 30, 2006
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,484,795	$1.29	7.37	790,693	$1.31
$1.39 - $ 1.44	11,500	$1.41	8.64	2,813	$1.40
$1.45 - $ 2.24	620,363	$2.17	5.99	527,241	$2.18
$2.25 - $ 5.00	354,433	$3.63	5.73	331,315	$3.64
$5.01 - $41.50	117,500	$13.41	3.02	116,250	$13.45
	2,588,591	$2.37	6.62	1,768,312	$2.80

The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $0.2 million and $0.4 million. Cash received from option exercises for the three and nine months ended September 30, 2006 was $0.2 million and $0.5 million, respectively. The total fair value of options vested for the three and nine months ended September 30, 2006 was $0.8 million and $1.6 million, respectively.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$6,591	$—	$—	$6,591	$12,803	$—	$—	$12,803
Cash equivalents:
Money market funds	2,341	—	—	2,341	1,729	—	—	1,729
U.S. Treasury and agency securities	1,055	—	—	1,055	—	—	—
Commercial paper	600	—	—	600	2,940	—		2,940
Total cash equivalents	3,996	—	—	3,996	4,669	—	—	4,669
Total cash and cash equivalents	10,587	—	—	10,587	17,472	—	—	17,472

Investments:
U.S. Treasury and agency securities	5,627	—	(9)	5,618	4,460		(12)	4,448
Asset-backed securities	1,092	—	(3)	1,089	3,285	—	(11)	3,274
Commercial paper	900	—		900	—			—
Corporate bonds	3,183	—	(3)	3,180	2,504	—	(13)	2,491
Corporate equity securities	452	1,268	—	1,720	1,468	1,324	—	2,792
Total investments	11,254	1,268	(15)	12,507	11,717	1,324	(36)	13,005
Total cash, cash equivalents and investments	$21,841	$1,268	$(15)	$23,094	$29,189	$1,324	$(36)	$30,477

Contractual maturities on investments:
Due within 1 year	$8,117			$9,375	$8,384			$9,682
Due after 1 through 5 years	3,137			3,132	3,333			3,323
	$11,254			$12,507	$11,717			$13,005

The investments include $7.2 million and $7.5 million, respectively, recorded as restricted deposits on the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended September 30, 2006, we had $0.7 million of gross realized gains on sales of our available-for-sale securities. For the three months ended September 30, 2005, we had no gross realized gains or losses on sales of our available-for-sale securities. For the nine months ended September 30, 2006, we had $2.0 million of gross realized gains on sales of our available-for-sale securities. For the nine months ended September 30, 2005, we had no gross realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2005 and the first nine months of 2006. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2006 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2006 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Short-term investments:
U.S. Treasury and agency securities	$5,618	$(9)	$—	$—	$5,618	$(9)
Asset-backed securities	—	—	1,089	(3)	1,089	(3)
Corporate bonds	3,180	(3)	—	—	3,180	(3)
Total in loss position	$8,798	$(12)	$1,089	$(3)	$9,887	$(15)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	September 30, 2006	December 31, 2005
Inventories, net:
Raw materials	$6,775	$6,667
Work in process	9,149	9,141
Finished goods	1,435	348
	$17,359	$16,156

Note 6. Restructuring Charges

Our restructuring accrual is as follows (in thousands):

For the nine months ended September 30, 2006	Restructuring Accrual as of December 31, 2005	Additions/Reversals	Payments	Restructuring Accrual as of September 30, 2006
Future lease payments related to abandoned facilities	$250	$—	$(250)	$—
Workforce reduction	215	(2)	(213)	—
Total	$465	$(2)	$(463)	$—

In December 2005, as part of our ongoing effort to reduce our Fremont, California facility headcount, we reduced the workforce at the facility by 15 full-time equivalent positions that we no longer required to support production and operations, or approximately 29% of the workforce based at this facility. Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 remained on the consolidated balance sheet as of December 31, 2005. We completed the reduction in force by the end of the first quarter of 2006.

In the three months ended September 30, 2006, we had incurred no restructuring charges. As of September 30, 2006, we have a zero balance for the restructuring accrual for workforce reduction and for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production, as these have all been paid.

Note 7. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net income or loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$639	$(2,082)	$(2,440)	$(9,484)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$595	$(2,126)	$(2,572)	$(9,616)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	23,158	22,994	23,066	23,073
Effect of dilutive securities:
Common stock options	1,220	—	—	—
Denominator for dilutive net income (loss) per common share	24,378	22,994	23,066	23,073
Basic net income (loss) per share	$0.03	$(0.09)	$(0.11)	$(0.42)
Diluted net income (loss) per share	$0.02	$(0.09)	$(0.11)	$(0.42)
Options excluded from diluted net loss per share as the impact is anti-dilutive	120	2,956	2,589	2,956

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income (loss)	$639	$(2,082)	$(2,440)	$(9,484)
Foreign currency translation gain (loss)	196	(12)	274	(230)
Unrealized gain (loss) on available-for-sale investments	151	377	1,997	(1,044)
Less: reclassification adjustment for realized gain included in net income (loss)	(650)	—	(2,032)	—
Comprehensive income (loss)	$336	$(1,717)	$(2,201)	$(10,758)

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of raw materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
North America*	$3,033	$1,481	$7,704	$3,684
Europe	2,012	1,328	5,684	4,911
Japan	842	1,087	2,638	1,887
Taiwan	2,869	704	5,782	2,840
Asia Pacific	3,791	1,553	9,565	5,497
Consolidated	$12,547	$6,153	$31,373	$18,819

*                    Primarily the United States

Long-lived assets consist of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30, 2006	December 31, 2005
Long-lived assets:
North America	$160	$6,547
Asia Pacific	10,612	10,759
	$10,772	$17,306

Significant Customers

One customer represented 18.4% of our revenue for the three months ended September 30, 2006 and two customers represented 11.5% and 10.7%, respectively, of our revenue for the three months ended September 30, 2005. One customer represented 15.0% and 11.5% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. Our top five customers represented 44.1% and 45.4% of our revenue for the three months ended September 30, 2006 and 2005, respectively. Our top five customers represented 40.3% and 35.6% of our revenue for the nine months ended September 30, 2006 and 2005, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	September 30, 2006	December 31, 2005	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Ge Co. Ltd	925	864	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	673	596	Equity	25

The investment balances for the two companies accounted for under the equity method are included in other assets in the condensed consolidated balance sheets. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

•                       both companies have sustainable businesses of their own;

•                       our voting power is proportionate to our ownership interests;

•                       we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•                       we do not have a controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to either company.

Undistributed retained earnings relating to our investments were $3.9 million and $2.2 million as of September 30, 2006 and 2005, respectively. Net income recorded from our investments was $609,000 and $416,000 for the three months ended September 30, 2006 and 2005, respectively. Net income recorded from our investments was $1,333,000 and $747,000 for the nine months ended September 30, 2006 and 2005, respectively.

The minority interest for those investments that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within Other income (expense), net on the condensed consolidated statements of operations.

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

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our chief technology officer and one of our suppliers. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure to the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Our commercial general liability insurance carrier has agreed to fund our defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

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

Product Warranty

We warrant our products against material defects for a specific period of time, generally twelve months. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace products that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balance and update this based on historical warranty cost trends. The following table reflects the change in our warranty accrual, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Beginning accrued warranty and related costs	$204	$82	$120	$135
Charged to cost of revenue	553	(60)	699	(113)
Actual warranty expenditures	(186)	—	(248)	—
Ending accrued warranty and related costs	$571	$22	$571	$22

Sales Returns

In March 2004, we increased our reserve for repair and replacement costs by $745,000. As of September 30, 2006, this reserve balance was zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $59,000 and $61,000 for the three months ended September 30, 2006 and 2005, respectively. We incurred foreign currency transaction exchange losses of $48,000 and of $110,000 for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 13. Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after Decemeber 15, 2006. We are currently assessing the impact of the adoption that FIN 48 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently assessing the impact of the adoption that EITF 06-3 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective for us as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The adoption of SFAS 158 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

 In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 14. Subsequent Events

In September 2006, tax authorities in the People’s Republic of China (“PRC”) announced their intention to impose customs duties on, and to reduce or eliminate refunds of value-added taxes that companies pay when they purchase, certain raw materials, including gallium and arsenic.  The combination of these actions could significantly increase our costs.  Implementing regulations are not expected to be published before late November 2006, and it is possible that these regulations will not be adopted or that changes will be made in their outline before adoption.  Lobbying efforts are being made to remove gallium and arsenic from the list of affected materials, but there is no way to know if these efforts will have any impact on the final form of the regulations.  There appears to be a possibility that the value-added tax refund on gallium will not be completely eliminated, but merely reduced.  If the regulations are adopted as currently proposed, they would not have a material impact on our fourth quarter results because they would only be in effect for a portion of the quarter. They may potentially, however, have a significant adverse impact on our gross margins and net income (loss) in 2007, although we do not have the facts necessary to estimate its magnitude at this time.  We are also exploring alternatives for restructuring our operations in the PRC in order to mitigate the impact of these regulations if and when they are adopted.   We will not know the exact impact of any restructuring or the amount of time that it might take to accomplish until toward the end of this year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a number of forward-looking statements made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. These risks and uncertainties include those set forth under “Risks Related to our Business” below. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects” and “intends” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K for the year ended December 31, 2005 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products:

Product		Applications
Substrates	Diameter	Electronic
GaAs (semi-insulating)	2”, 4”, 6”	• Power amplifiers and integrated circuits for wireless handsets
• Direct broadcast television
• High-performance transistors
• Satellite communications
GaAs (semi-conducting)	2”, 4”	• LEDs
• Lasers
• Optical couplers
InP	2”, 4”, 6”	• Broadband and Fiber optic communications
Ge	2”, 4”	• Satellite solar cells

We manufacture compound semiconductor substrates using our proprietary vertical gradient freeze, or VGF, technology.  Our in-house VGF technology enables us to add capacity quickly and cost efficiently.  We manufacture all of our products in China, which generally has lower costs for facilities, labor and materials.

We also have three majority-owned and two minority-owned joint ventures in China which provide us favorable pricing, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products.  These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate the three ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties.

Revenue from continuing operations increased $12.6 million, or 66.7%, to $31.4 million for the nine months ended September 30, 2006 from $18.8 million for the same period of 2005 primarily due to our improved product quality and higher customer demands for six-inch diameter wafers. As of September 30, 2006, we had available cash, cash equivalents and short-term investments of $15.9 million, excluding restricted deposits.

Restructuring Charges

In December 2005, as part of our ongoing effort to reduce our Fremont, California facility headcount, we further reduced the facility’s work force by 15 full-time equivalent positions that we no longer required to support production and operations, or approximately 29% of the workforce based at this facility.  We expect to save $0.9 million annually in payroll and related expenses. Accordingly, we recorded a restructuring charge of approximately $273,000 related to the reduction in force for severance-related expenses, of which $215,000 was the balance as of December 31, 2005. We completed the reduction in force in the first quarter of 2006.

As of September 30, 2006, the remaining restructuring accrual for workforce reduction and for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production was zero, as these have all been paid.

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

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a specific reserve for sales returns of $745,000 related to our failure to follow certain testing requirements and provide testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of September 30, 2006, this reserve balance was zero since approximately $487,000 had been utilized and approximately $258,000 had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

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

As of September 30, 2006 and December 31, 2005, our accounts receivable, net, balance was $8.8 million and $5.2 million, respectively, which was net of an allowance for doubtful accounts of $0.2 million and $0.6 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2006 and December 31, 2005, accrued product warranties totaled $571,000 and $120,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2006 and December 31, 2005, we had an inventory reserve of $16.3 million and $16.9 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and would record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Paymen,” (“SFAS 123(R)”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Results for prior periods have not been restated, as provided for under the modified prospective application transition method. See Note 3 to our condensed consolidated financial statements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, including particularly the People’s Republic of China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as the People’s Republic of China.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)

GaAs	$10,561	$5,353	$5,208	97.3%
InP	340	234	106	45.3%
Ge	387	5	382	7,640.0%
Raw materials	1,251	566	685	121.0%
Other	8	(5)	13	260%
Total revenue	$12,547	$6,153	$6,394	103.9%

Revenue increased $6.4 million, or 103.9%, to $12.5 million for the three months ended September 30, 2006 from $6.2 million for the three months ended September 30, 2005. Total GaAs substrate revenue increased $5.2 million, or 97.3%, to $10.6 million for the three months ended September 30, 2006 from $5.4 million for the three months ended September 30, 2005.

Sales of 5 inch and 6 inch diameter GaAs substrates were $5.3 million for the three months ended September 30, 2006 compared with $1.6 million for the three months ended September 30, 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints; with our excess capacity, we were able to benefit from the overflow business from our competition.

 Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $5.3 million for the three months ended September 30, 2006 compared with $3.5 million for the three months ended September 30, 2005. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $106,000, or 45.3%, to $340,000 for the three months ended September 30, 2006 from $234,000 for the three months ended September 30, 2005. The increase in InP substrate revenue was due to greater overall demand.

Ge substrate revenue increased $382,000, or 7,640.0%, to $387,000 for the three months ended September 30, 2006 from $5,000 for the three months ended September 30, 2005. The increase in Ge substrate revenue was due to an increase in customers in the People’s Republic of China (“PRC”) that have now qualified our product, as demand for photovoltaic applications is high in the PRC.

Raw materials revenue increased $685,000, or 121.0%, to $1.3 million for the three months ended September 30, 2006 from $0.6 million for the three months ended September 30, 2005. The increase in raw materials revenue was primarily due to sales of germanium dioxide to a new customer, and increased sales of gallium to existing customers. The new customer for germanium dioxide is located in North America, and has been purchasing consistently each quarter in 2006. We expect this trend to continue.

Revenue

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
GaAs	$25,441	$15,033	$10,408	69.2%
InP	1,249	651	598	91.9%
Ge	592	35	557	1,591.4%
Raw materials	4,083	3,095	988	31.9%
Other	8	5	3	60.0%
Total revenue	$31,373	$18,819	$12,554	66.7%

Revenue increased $12.6 million, or 66.7%, to $31.4 million for the nine months ended September 30, 2006 from $18.8 million for the nine months ended September 30, 2005. Total GaAs substrate revenue increased $10.4 million, or 69.2%, to $25.4 million for the nine months ended September 30, 2006 from $15.0 million for the nine months ended September 30, 2005.

Sales of 5 inch and 6 inch diameter GaAs substrates were $11.4 million for the nine months ended September 30, 2006 compared with $2.6 million for the nine months ended September 30, 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints; with our excess capacity, we were able to benefit from the overflow business from our competition.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $13.9 million for the nine months ended September 30, 2006 compared with $12.2 million for the nine months ended September 30, 2005. We have sold a larger quantity of smaller diameter wafers in 2006 than in 2005, but generated similar dollar revenue due to continued pricing pressures, which caused average sales prices to decline. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $0.6 million, or 91.9%, to $1.2 million for the nine months ended September 30, 2006 from $0.7 million for the nine months ended September 30, 2005. While overall demand for InP has increased over the past year, the higher than expected increase in InP substrate revenue was due to the receipt of one large customer order for a government contract, which is not expected to repeat for the remainder of 2006. While we are beginning to see evidence of renewed growth in the optical networking industry, which uses InP to manufacture telecom lasers and may result in growth in InP substrate sales, we have not yet seen a large movement in this direction.

Ge substrate revenue increased $0.6 million, or 1,591.4%, to $0.6 million for the nine months ended September 30, 2006 from $35,000 for the nine months ended September 30, 2005. The increase in Ge substrate revenue was due to an increase in customers in the PRC that have now qualified our product, as demand for photovoltaic applications is high in the PRC.

Raw materials revenue increased $1.0 million, or 31.9%, to $4.1 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended September 30, 2005. The increase in raw materials revenue was primarily due to sales of germanium dioxide to a new customer, and increased sales of gallium to existing customers. The new customer for germanium dioxide is located in North America, and has been purchasing consistently each quarter in 2006. We expect this trend to continue. Our raw materials business is increasingly becoming an important part of our business, both in terms of providing us protection against raw materials pricing increases and supply constraints and in opportunities for sales of raw materials. Accordingly, we expect to continue to expand our raw materials sales efforts and explore new and additional investment opportunities.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
North America *	$3,033	$1,481	$1,552	104.8%
% of total revenue	24.2%	24.1%
Europe	2,012	1,328	684	51.5%
% of total revenue	16.0%	21.6%
Japan	842	1,087	(245)	(22.5)%
% of total revenue	6.7%	17.7%
Taiwan	2,869	704	2,165	307.5%
% of total revenue	22.9%	11.4%
Asia Pacific (excluding Japan and Taiwan)	3,791	1,553	2,238	144.1%
% of total revenue	30.2%	25.2%
Total revenue	$12,547	$6,153	$6,394	103.9%

*                    Primarily the United States

North America revenue increased by $1.5 million, or 104.8%, to $3.0 million for the three months ended September 30, 2006 from $1.5 million for the three months ended September 30, 2005. We believe our quality has improved as shown by customers that have qualified our products manufactured in the PRC as sales to existing customers increased by $0.7 million, while we gained $0.8 million in sales to new customers.

Europe revenue increased by $0.7 million, or 51.5%, to $2.0 million for the three months ended September 30, 2006 from $1.3 million for the three months ended September 30, 2005. This increase came from increased substrate sales to customers in France and Germany, partially offset by decreases in sales to customers in Switzerland and the United Kingdom.

Japan revenue decreased by $0.2 million, or 22.5%, to $0.8 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. The decrease resulted from lower substrate sales to one customer.

Taiwan revenue increased by $2.2 million, or 307.5%, to $2.9 million for the three months ended September 30, 2006 from $0.7 million for the three months ended September 30, 2005. The increase of $2.2 million was due to sales to existing customers mainly in larger diameter wafers.

Asia Pacific (excluding Japan and Taiwan) revenue increased by $2.2 million, or 144.1%, to $3.8 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005. Of this increase, sales to customers in the PRC accounted for $0.5 million of the increase in GaAs substrate sales, $0.4 million of the increase in Ge substrate sales, and $0.5 million of the increase in raw material sales. Revenue from sales to customers in Malaysia, Korea and Singapore accounted for $0.8 million of the increase in GaAs substrate sales.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
North America *	$7,704	$3,684	$4,020	109.1%
% of total revenue	24.6%	19.6%
Europe	5,684	4,911	773	15.7%
% of total revenue	18.1%	26.1%
Japan	2,638	1,887	751	39.8%
% of total revenue	8.4%	10.0%
Taiwan	5,782	2,840	2,942	103.6%
% of total revenue	18.4%	15.1%
Asia Pacific (excluding Japan and Taiwan)	9,565	5,497	4,068	74.0%
% of total revenue	30.5%	29.2%
Total revenue	$31,373	$18,819	$12,554	66.7%

*                    Primarily the United States

North America revenue increased by $4.0 million, or 109.1%, to $7.7 million for the nine months ended September 30, 2006 from $3.7 million for the nine months ended September 30, 2005. We believe our quality has improved as shown by customers that have qualified our products manufactured in the PRC as sales to existing customers increased by $2.6 million, while we gained $1.4 million in sales to new customers.

Europe revenue increased by $0.8 million, or 15.7%, to $5.7 million for the nine months ended September 30, 2006 from $4.9 million for the nine months ended September 30, 2005. This increase resulted from increased substrate sales to customers in France, partially offset by decreases in sales to customers in the United Kingdom. In the United Kingdom, we lost one customer in the second half of 2005 due to quality problems with our product. We are beginning to regain sales to this customer as it began placing orders with us again in 2006.

Japan revenue increased by $0.8 million, or 39.8%, to $2.6 million for the nine months ended September 30, 2006 from $ 1.9 million for the nine months ended September 30, 2005. Raw material sales to a new customer accounted for $0.3 million of this increase, while $0.5 million was from substrate sales to existing customers, mainly for larger diameter wafers.

Taiwan revenue increased by $2.9 million, or 103.6%, to $5.8 million for the nine months ended September 30, 2006 from $2.8 million for the nine months ended September 30, 2005. The increase was due to sales to existing customers of $2.7 million mainly in large diameter wafers, while we gained $0.2 million in sales to new customers mainly in smaller diameter wafers.

Asia Pacific (excluding Japan and Taiwan) revenue increased by $4.1 million, or 74.0%, to $9.6 million for the nine months ended September 30, 2006 from $5.5 million for the nine months ended September 30, 2005. Of this increase, sales to customers in Malaysia and Singapore accounted for $2.0 million of the increase, mainly in larger diameter wafers, while sales to customers in the PRC increased by $1.8 million, and sales to customers in Korea increased by $0.3 million.

Gross Profit

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gross profit	$3,479	$1,145	$2,334	203.8%
Gross Margin%	27.7%	18.6%

Gross margin increased to 27.7% of total revenue for the three months ended September 30, 2006 from 18.6% of total revenue for the three months ended September 30, 2005. Gross margin in the three months ended September 30, 2006 was positively impacted by sales of approximately $802,000 of gallium arsenide (GaAs) wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of InP substrates, as well as larger diameter GaAs wafers, both of which contributed larger gross margins. In December 2005, we reduced the workforce at our Fremont, California facility to eliminate positions that we no longer required to support production, and this reduction accounted for approximately 2% of the increase in gross margin in the three months ended September 30, 2006. Gross margin in the three months ended September 30, 2005 was positively impacted by sales of approximately $686,000 of GaAs wafers that were previously fully reserved, and by approximately $205,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. See our risk factor related to “Changes in tariffs, import restrictions, export restrictions or other trade barriers that may reduce gross margins.”

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gross profit	$7,748	$1,551	$6,197	399.5%
Gross Margin%	24.7%	8.2%

 Gross margin increased to 24.7% of total revenue for the nine months ended September 30, 2006 from 8.2% of total revenue for the nine months ended September 30, 2005. Gross margin in the nine months ended September 30, 2006 was positively impacted by sales of approximately $2.2 million of GaAs wafers that were previously fully reserved, and by approximately $53,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. In addition, we sold a greater amount of InP substrates and larger diameter GaAs wafers in the nine months ended September 30, 2006, which contributed higher gross margins. In December 2005, we reduced the workforce at our Fremont, California facility to eliminate positions that we no longer required to support production, and this reduction accounted for approximately 3% to gross margin in the nine months ended September 30, 2006. We had manufacturing equipment that became fully depreciated in 2006, and the absence of depreciation expense for this equipment contributed approximately 1% to gross margin in the nine months ended September 30, 2006. Gross margin in the nine months ended September 30, 2005 was positively impacted by sales of approximately $1.5 million of gallium arsenide (GaAs) wafers, which were previously fully reserved, and by approximately $205,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer, offset by the negative impact of a $765,000 charge to cost of revenue as a result of an inventory valuation adjustment, as well as a decline in our average selling prices. See our risk factor related to “Changes in tariffs, import restrictions, export restrictions or other trade barriers that may reduce gross margins.”

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$2,641	$2,898	$(257)	(8.9)%
% of total revenue	21.0%	47.1%

Selling, general and administrative expenses decreased $0.3 million to $2.6 million for the three months ended September 30, 2006 from $2.9 million for the three months ended September 30, 2005. The decrease was primarily due to $0.3 million in legal fees reimbursed by our insurance company for fees incurred in connection with ongoing litigation described elsewhere in this report, a decrease in bad debt expense of $0.3 million as we collected on past due accounts, a decrease in severance payments of $0.2 million from the prior year change of sales staff, and a $0.1 million decrease in general legal fees partially offset by an increase in decontamination expense of $0.3 million as we prepare our U.S. property in Fremont, California for sale, an increase in bonus payments of $0.1 million, an increase in consulting fees for compliance with the Sarbanes-Oxley Act of 2002 of $0.1 million, and an increase in stock-based compensation expense of $0.1 million.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$9,724	$9,866	$(142)	(1.4)%
% of total revenue	31.0%	52.4%

Selling, general and administrative expenses decreased $0.1 million to $9.7 million for the nine months ended September 30, 2006 from $9.9 million for the nine months ended September 30, 2005. The decrease was primarily due to a decrease of $1.4 million in decontamination expense as we are preparing our U.S. property in Fremont, California for sale, a decrease of $0.3 million in legal fees reimbursed by our insurance company for fees incurred in connection with ongoing litigation described elsewhere in this report, and a decrease of $0.1 million in recruiting fees, partially offset by an increase of $0.4 million in stock-based compensation expense, an increase of $0.3 million in bonuses, an increase of $0.3 million in sales discount compensation expenses, an increase of $0.2 million for facility depreciation reclassed from cost of revenue, an increase of $0.2 million in audit and tax fees, and an increase of $0.2 million for consulting fees for compliance with the Sarbanes-Oxley Act of 2002, and an increase of $0.1 million in general legal fees.

Research and Development

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Research and development	$392	$472	$(80)	(16.9)%
% of total revenue	3.1%	7.7%

Research and development expenses decreased $80,000, or 16.9%, to $0.4 million for the three months ended September 30, 2006 from $0.5 million for the three months ended September 30, 2005, as a result of $0.1 million salary savings from personnel reductions in 2006 and $0.1 million reduced expenses on new products testing, partially offset by $0.1 million stock-based compensation costs in 2006 not present in 2005.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Research and development	$1,497	$1,257	$240	19.1%
% of total revenue	4.8%	6.7%

Research and development expenses increased $0.2 million, or 19.1%, to $1.5 million for the nine months ended September 30, 2006 from $1.3 million for the nine months ended September 30, 2005, as a result of stock-based compensation costs of $0.2 million and increased bonuses of $0.1 million, partially offset by $0.1 million salary savings from personnel reductions in 2006.

Impairment charge

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Impairment charge	$1,417	$—	$1,417	100.0%
% of total revenue	11.3%	0.0%

During the three months ended September 30, 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which has been decontaminated and is being prepared for sale. This property has been classified as “Assets held for sale” in the amount of $4.7 million on the condensed consolidated balance sheet as of September 30, 2006.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Impairment charge	$1,417	$—	$1,417	100.0%
% of total revenue	4.5%	0.0%

During the nine months ended September 30, 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which has been decontaminated and is being prepared for sale. This property has been classified as “Assets held for sale” in the amount of $4.7 million on the condensed consolidated balance sheet as of September 30, 2006.

Restructuring

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Restructuring	$—	$14	$(14)	(100.0)%
% of total revenue	0.0%	0.2%

During the three months ended September 30, 2006, we incurred no restructuring charges. During the three months ended September 30, 2005, we recorded restructuring charges of $14,000, of which $5,000 related to lease costs associated with facilities located in California that are no longer required to support production, and $9,000 related to the closure of our Japan office.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Restructuring	$(2)	$376	$(378)	(100.5)%
% of total revenue	(0.0)%	2.0%

During the nine months ended September 30, 2006, we recognized a $2,000 gain related to an adjustment to a prior accrual. During the nine months ended September 30, 2005, we recorded restructuring charges of $0.4 million, of which $0.2 million related to lease costs associated with facilities located in California that are no longer required to support production, $0.1 million related to the closure of our Japan office, and $0.1 million related to the reduction in our PRC work force we effected in March 2005.

Interest Income, net

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Interest income, net	$103	$136	$(33)	(24.3)%
% of total revenue	0.8%	2.2%

Interest income, net decreased $33,000 to $0.1 million for the three months ended September 30, 2006 from $0.1 million for the three months ended September 30, 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt, which we have continued to pay down. We also had lower cash balances.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Interest income, net	$342	$386	$(44)	(11.4)%
% of total revenue	1.1%	2.1%

Interest income, net decreased $44,000 to $0.3 million for the nine months ended September 30, 2006 from $0.4 million for the nine months ended September 30, 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt, which we have continued to pay down. We also had lower cash balances.

Other Income and Expense, net

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$641	$(193)	$834	432.1%
% of total revenue	5.1%	(3.1)%

Other income, net was $0.6 million for the three months ended September 30, 2006 due to a realized gain of $0.7 million on the sale of 300,000 shares of common stock of Finisar Corporation, partially offset by minority interests in our joint ventures. Other expense was $0.2 million for the three months ended September 30, 2005 primarily due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$1,693	$(494)	$2,187	442.7%
% of total revenue	5.4%	(2.6)%

Other income, net was $1.7 million for the nine months ended September 30, 2006 due to a realized gain of $2.2 million on the sale of 700,000 shares of common stock of Finisar Corporation, partially offset by minority interests in our joint ventures. Other expense was $0.5 million for the nine months ended September 30, 2005 primarily due to foreign exchange losses related to the Japanese yen and minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$(862)	$45	$(907)	(2,015.6)%
% of total revenue	(6.9)%	0.7%

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carryback. As a result of this, we reversed approximately $1.0 million of income tax payable accrued for potential exposures relating to those years shown as a benefit from income taxes in 2006, partially offset by a provision for income taxes of $0.1 million, which was related to our foreign subsidiaries. Provision for income taxes, which was related to our foreign subsidiaries, was $45,000 for the three months ended September 30, 2005.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$(406)	$98	$(504)	(514.3)%
% of total revenue	(1.3)%	0.5%

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carryback. As a result of this, we reversed approximately $1.0 million of income tax payable accrued for potential exposures relating to those years, partially offset by a provision for income taxes of $0.5 million, which was related to our foreign subsidiaries. Provision for income taxes, which was related to our foreign subsidiaries, was $0.1 million for the three months ended September 30, 2005. The reason for the increase was a combination of higher income from processing fees in our overseas subsidiary at higher tax rates.

Gain from Discontinued Operations

	Three Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations and gain from disposal, net of tax	$4	$259	$(255)	(98.5)%
% of total revenue	0.0%	4.2%

For the three months ended September 30, 2006, we recorded $4,000 in interest income on cash balances held in the discontinued operations. During the three months ended September 30, 2005, we recorded a gain on discontinued operations for the release of the remaining $0.3 million that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp. The $0.3 million was held in escrow to satisfy any claims that the purchaser might make for breaches of representations or warranties by us, and was released in September 2005, with approximately $9,000 in accrued interest.

	Nine Months Ended September 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations and gain from disposal, net of tax	$7	$670	$(663)	(99.0)%
% of total revenue	0.0%	3.6%

For the nine months ended September 30, 2006, we recorded $7,000 in interest income on cash balances held in the discontinued operations. For the nine months ended September 30, 2005, the $0.7 million gain from discontinued operations was made up of a gain of $0.3 million, which was the remaining portion of the first $0.8 million held in escrow due to us from the sale of our opto-electronics business, $0.1 million in property tax refunds, a gain of $0.1 million from the sale of a building located in Monterey Park, California, and the remaining $0.3 million that was held in escrow on the sale of our opto-electronics business to Lumei Optoelectronics Corp. The final $0.3 million was released in September 2005, with approximately $9,000 in accrued interest.

Liquidity and Capital Resources

As of September 30, 2006, our principal sources of liquidity were $15.9 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also included in short-term investments is our investment in common stock of Finisar Corporation. We continue to sell the shares of common stock in Finisar held by us, as described below.

Cash and cash equivalents and short-term investments decreased $7.1 million to $15.9 million as of September 30, 2006 from $23.0 million as of December 31, 2005. Included in this $7.1 million decrease was the additional cash of $2.0 million from the realized gain on our sale of 700,000 shares of Finisar common stock in the nine months ended September 30, 2006. We plan to sell additional Finisar stock during the remainder of 2006. As of September 30, 2006, we continued to hold 474,000 shares of Finisar common stock.

Net cash used in operating activities of $7.8 million for the nine months ended September 30, 2006 was primarily comprised of our net loss of $2.4 million, adjusted for non-cash items of depreciation of $2.4 million, a realized gain on sale of investments of $2.0 million, an asset impairment charge of $1.4 million, stock-based compensation of $0.6 million, and by a net change of $7.8 million in assets and liabilities. The net increase in assets and liabilities resulted from a $3.6 million increase in accounts receivable, net, a $2.3 million increase in prepaid expenses, primarily from foreign taxes prepaid and prepayments to vendors, a $1.3 million decrease in income taxes payable, primarily from the reversal of approximately $1.0 million of income tax payable accrued for potential exposures that have expired, a $1.2 million increase in inventories, net, a $0.8 million decrease in accrued liabilities, primarily for restructuring costs and decommissioning expenses, and partially offset by a $1.0 million increase in accounts payable and a $0.3 million increase in other long-term liabilities. Net accounts receivable increased by $3.6 million, or 68.4%, to $8.8 million as of September 30, 2006 from $5.2 million as of December 31, 2005. The increase was primarily a result of our increased sales. Our days sales outstanding was 65 days as of September 30, 2006 compared to 62 days as of December 31, 2005.

Net cash provided by investing activities of $0.6 million for the nine months ended September 30, 2006 was primarily from the proceeds from net sales of investments of $2.3 million and the decrease of restricted cash of $0.3 million, largely offset by the purchase of property, plant and equipment, net, of $2.0 million.

We expect to invest approximately $1.0 million in capital projects during the remainder of 2006. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities for the nine months ended September 30, 2006 consisted of payments of $0.5 million related to long-term borrowings, largely offset by proceeds of $0.5 million received on exercise of stock options through our stock option program.

Our main Fremont, California manufacturing facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 5.42% as of September 30, 2006. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of September 30, 2006, $7.2 million was outstanding under these bonds.

As of September 30, 2006, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $7.2 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility.

We believe that we have adequate cash and investments to meet our needs over the next twelve months. In June 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission, which was declared effective by the SEC in August 2006. Under the shelf registration process, we may from time to time offer shares of our common stock with a total value of up to $25.0 million. The shelf registration statement provides us with flexibility to fund working capital, including future capital expenditures, research and development, and potential investments or acquisitions in complementary businesses, products and technologies. However, we have no specific agreements, commitments or understandings with respect to any transactions at this time. There can be no assurance that such additional capital will be available or, if available, it will be at terms acceptable to us.

In September 2006, tax authorities in the PRC announced their intention to impose customs duties on, and to reduce or eliminate refunds of value-added taxes that companies pay when they purchase certain raw materials, including gallium and arsenic.  The combination of these actions could significantly increase our costs and impact our cash flows. Implementing regulations are not expected to be published before late November, and it is possible that these regulations will not be adopted or that changes will be made in their outline before adoption.  Lobbying efforts are being made to remove gallium and arsenic from the list of affected materials, but there is no way to know if these efforts will have any impact on the final form of the regulations.  There appears to be a possibility that the value-added tax refund on gallium will not be completely eliminated, but merely reduced.  If the regulations are adopted as currently proposed, they would not have a material impact on our fourth quarter results because they would only be in effect for a portion of the quarter.  They may, however, potentially have a significant adverse impact on our gross margins and net income (loss) in 2007, although we do not have the facts necessary to estimate its magnitude at this time.  We are also exploring alternatives for restructuring our operations in the PRC in order to mitigate the impact of these regulations if and when they are adopted.   We will not know the exact impact of any restructuring or the amount of time that it might take to accomplish until toward the end of this year.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to, those set forth below under “Item 1A. Risk Factors.”

Outstanding contractual obligations as of September 30, 2006 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term debt	$7,253	$450	$1,003	$900	$4,900
Operating leases	4,721	664	1,387	1,519	1,151
Total	$11,974	$1,114	$2,390	$2,419	$6,051

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.8 million and $1.0 million for the nine months ended September 30, 2006 and 2005, respectively.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that SFAS 155 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertain Tax Positions — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after Decemeber 15, 2006. We are currently assessing the impact of the adoption that FIN 48 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently assessing the impact of the adoption that EITF 06-3 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective for us as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The adoption of SFAS 158 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States and manufacture in China. The substantial majority of our sales to date have been made and continue to be made in U.S. dollars. Substantially all of our expenses from our China operations are incurred in the Chinese Renminbi. As a result, currency fluctuations between the U.S. dollar and the Chinese Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain investments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2006	Current Interest Rate	Projected Annual Interest Income/(Expense)	Pro Forma 10% Interest Rate Decline Income/(Expense)	Pro Forma 10% Interest Rate Increase Income/(Expense)
Cash	$6,591	0.50%	$33	$30	$36
Cash equivalents	3,996	5.21	208	187	229
Investments	11,254	4.49	505	455	556
Long-term debt	(7,150)	5.42	(388)	(349)	(426)
			$358	$323	$395

Equity Risk

We maintain minority investments in private and publicly traded companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. For the nine months ended September 30, 2006, we recorded a $0.7 million unrealized gain in other comprehensive income to write up our investment in the common stock of Finisar Corporation. As of September 30, 2006, the minority investments we continue to hold amounted to $3.7 million.

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

(b) No change in our internal control over financial reporting was made during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our chief technology officer and one of our suppliers. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Our commercial general liability insurance carrier has agreed to fund our defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth below. There have been no material changes in these risk factors from the description previously disclosed in part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, other than the addition on page  of the risk factors marked with an asterisk (*). If any of the following risks actually occurs, it may materially harm our business, financial condition, operating results and cash flow.  As a result, the market price of our common stock could decline, and you could lose all or part of your investment.  Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, operating results and financial condition and could result in a complete loss of your investment.

For ease of reference, we have divided these risks and uncertainties into the following general categories:

•                  Risks related to our general business;

•                  Risks related to international aspects of our business;

•                  Risks related to our financial results and capital structure;

•                  Risks related to our intellectual property; and

•                  Risks related to compliance and other legal matters.

Risks Related to Our General Business

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

The market for compound semiconductor substrates is characterized by pressures on average selling prices resulting from factors such as increased competition or overcapacity.  We have experienced and expect to continue to experience price pressures on our products, and if average selling prices decline in the future, our revenue and gross margins could decline.  We may be unable to reduce the cost of our products sufficiently to offset the effect of lower selling prices and allow us to keep pace with competitive pricing pressures, and our margins could be adversely affected.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

A small number of substrate customers have historically accounted for a substantial portion of our total revenue.  Our top five customers represented 35.6%, and 40.3% of revenue for the nine months ended September 30, 2005 and 2006, respectively.  We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers.  Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases.  In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty.  During the past year, we have experienced slower bookings, significant push-outs and cancellation of orders from some customers.  If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline.  In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period.  Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

If there is deliberate sabotage of our products making them unfit for use by our customers, our products would be rejected, resulting in compensation costs paid to our customers, and possible disqualification.  This could lead to revenue loss and market share loss.

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

The markets for our products are intensely competitive.  We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable and Sumitomo Electric, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as Triquent, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials.  We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique.  Other competitors may develop and begin using similar technology.  If we are unable to compete effectively, our revenue may not increase and we may be unable to become profitable.  We face many competitors that have a number of significant advantages over us, including:

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

In addition, new competitors have and may continue to emerge, such as a small crystal growing company established by a former employee of ours in China that is supplying ingots to the market.  While new competitors such as this company currently do not appear to be fully competitive, competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments.

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

Risks Related to International Aspects of Our Business

* Changes in tariffs, import restrictions, export restrictions or other trade barriers may reduce gross margins.

We may incur increases in costs due to changes in tariffs, import restrictions, export restrictions, or other trade barriers, or unexpected changes in regulatory requirements; or unexpected changes in export license requirements, which may reduce our gross margins.

In September 2006, tax authorities in the People’s Republic of China, (“PRC”), announced their intention to impose customs duties on, and to reduce or eliminate refunds of value-added taxes that companies pay when they purchase, certain raw materials, including gallium and arsenic.  The combination of these actions could significantly increase our costs and impact our cash flows. Implementing regulations are not expected to be published before late November, and it is possible that these regulations will not be adopted or that changes will be made in their outline before adoption.  Lobbying efforts are being made to remove gallium and arsenic from the list of affected materials, but there is no way to know if these efforts will have any impact on the final form of the regulations.  There appears to be a possibility that the value-added tax refund on gallium will not be completely eliminated, but merely reduced.  If the regulations are adopted as currently proposed, they would not have a material impact on our fourth quarter results because they would only be in effect for a portion of the quarter.  They may, however, potentially have a significant adverse impact on our gross margins and net income (loss) in 2007, although we do not have the facts necessary to estimate its magnitude at this time.  We are also exploring alternatives for restructuring our operations in the PRC in order to mitigate the impact of these regulations if and when they are adopted.  We will not know the exact impact of any restructuring or the amount of time that it might take to accomplish until toward the end of this year.

* The possible imposition of additional duties and taxes on products that we export from the People’s Republic of China would have a material adverse impact on our results of operations and general financial condition

In September 2006, tax authorities in the PRC announced their intention to impose additional value added tax and export duties on a variety of products, including those containing gallium and arsenic.  Although we cannot be certain that such taxes will be imposed because the implementation of the underlying tax regulations has been postponed until late November 2006, such additional taxes would materially adversely affect our margins and results of operations.  In addition, given the fluid regulatory environment for such products, we cannot assure that additional taxes will not be imposed in the future, which would further adversely affect our business.

Our operating results depend in large part on continued customer acceptance of our substrate products manufactured in China and continued improvements in product quality.

We manufacture all of our products in China, and source most of our raw materials in China.  Accordingly, we continue to seek customer qualification of our China-manufactured products.  In addition, we have in the past experienced quality problems with our China-manufactured products.  Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more competitors.  If we are unable to continue to achieve customer qualifications for our products, or if we again experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth.  We may again lose sales of our products to competitors and experience loss of market share.  If we are unable to recover and retain our market share, we may be unable to grow our business.

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

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers.  The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid-state illumination, fiber optics and telecommunications industries.  Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue.  Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations.  International sales represented 81% and 79% of our total revenue for the years ended December 31, 2005 and 2004, respectively, and 75% and 80% of our total revenue for the nine months ended September 30, 2006 and 2005, respectively.  We expect that sales to customers outside the U.S., particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Because of power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

The Chinese government faced a power shortage over the summer of 2004 and reported that power demand in 24 provinces outstripped supply in peak periods during January to April of 2004.  Instability in electrical supply caused sporadic outages among residential and commercial consumers.  As a result, the Chinese government implemented tough measures in 2004 to ease the energy shortage.  Provinces imposed power brownouts during 2004 to reduce electricity demand, and some companies in Beijing were ordered to give their employees a week off to ease the pressure on power supply.  Plants, most of which are state-owned, were closed and reopened on a staggered schedule to reduce power consumption during the capital’s hottest months during 2004.  As a result, we closed most of our operations for a week in late July 2004 in conformance with this policy.  If we are required to make temporary closures of our subsidiary and joint venture operations at any time during the next year, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand.  As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue.  In addition, if power is shut off at our Beijing subsidiary at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

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

Risks Related to Our Financial Results and Capital Structure

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

The industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity.  When these periods occur and our operating results and financial condition are adversely affected, oversupply creates pressure on our revenue, gross margins and net income (loss).  Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products.  During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition has resulted, causing pressure on our net sales, gross margin and net income (loss).  We experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue.  If the economic downturn occurred again, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations.  Actions to reduce our costs, such as those we have recently taken, may be insufficient to align our structure with prevailing business conditions.  We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position.  Our failure to make these investments could seriously harm our business.

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

If we fail to manage periodic contractions, we may utilize our cash balances and our existing cash and cash equivalentand investment balances could decline.

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

We have not been able to sustain growth for any significant period in the last five years, and may not be able to return to historic growth levels in the current economic environment.  Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, 2005, and the first two quarters of 2006. We recorded net income in the third quarter of 2006.

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

A substantial percentage of our operating expenses is fixed in the short term, and we may be unable to adjust spending to compensate for an unexpected shortfall in revenue.  As a result, any delay in generating revenue could cause our operating results to be below the expectations of market analysts or investors, which could also cause our stock price to fall.

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

Risks Related to Our Intellectual Property

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

Risks Related to Compliance and Other Legal Matters

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

In order to comply with rules and regulations adopted pursuant to the Sarbanes-Oxley Act of 2002 by the SEC, as well as changes to listing standards adopted by the NASDAQ Stock Market, and accounting changes adopted affecting accounting for stock-based compensation, we may be required to increase our internal controls and hire additional personnel and outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase.  Insurers may increase premiums as a result of the high claims rates they incurred over the past year.  Changes in accounting rules, including legislative and other rules to account for employee stock options as a compensation expense among others, could materially increase the expense that we report under generally accepted accounting principles and adversely affect our operating results.

The effect of terrorist threats and actions on the general economy could decrease our revenue.

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

AXT, INC.

Dated: November 9, 2006	By:	/s/ Philip C. S. Yin
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