Form 10-K
period 2006-12-31
AXT INC
filed 2007-03-23
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number:  000-24085

AXT, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3031310
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4281 Technology Drive, Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (510) 683-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2006 as reported on the Nasdaq National Market, was approximately $55,603,853. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 28, 2007, 29,894,949 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2007 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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

Item 1.                        Business

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) is a leading developer and producer of high-performance compound and single element semiconductor substrates, including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Substrates	Substrate Diameter	Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	• Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
• Direct broadcast television
• High-performance transistors
• Satellite communications
GaAs (semi-conducting)	2”, 3”, 4”	• High brightness light emitting diodes
• Lasers
• Optical couplers
InP	2”, 3”, 4”	• Broadband and fiber optic communications
Ge	2”, 4”	• Satellite and terrestrial solar cells

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology, which enables us to add capacity quickly and cost effectively. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor. We also have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. We consolidate, for accounting purposes, three of these joint ventures and have equity interests of 25% in each of the other two. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. Our ten largest customers for 2006 were: Avago Technologies Manufacturing (Singapore) Pte. Ltd., Freescale Semiconductor, Inc., MBE Technology Pte. Ltd., Ningbo Ker Ning Da Ri Fang Magnet Co., Ltd., Osram Opto Semiconductors GmbH, Picogiga International SAS, IQE, plc., Sumika Epi Solution Co., Ltd., Visual Photonics Epitaxy Co., Ltd., and Recapture Metals Limited. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

In 2005, we made a number of important changes to our management team. Philip C.S. Yin, Ph.D., joined the company in March 2005 as chief executive officer and restructured the organization from the top down. In June 2005, two new positions were created: chief operating officer and chief technology officer. Also, the former president of AXT’s China operations became president of joint venture operations. In September 2005, our new vice president of global sales and marketing joined us. This new structure enables us to maximize the expertise and skill sets of our team while placing enhanced emphasis on manufacturing, production and quality, and quality systems improvement.

With the new management team in place, quality, quality systems and revenue began to improve beginning in the third quarter of 2005. In December 2005, we reduced the workforce at our Fremont, California facility by 15 full-time equivalent positions that we no longer required to support production and operations, or approximately 29% of the workforce based at this facility.

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

Industry Background

Certain electronic and opto-electronic applications have performance requirements that exceed the capabilities of conventional silicon substrates and often require high-performance compound or single element substrates. Examples of higher performance non-silicon based substrates include GaAs, InP, gallium nitride (GaN), silicon carbide (SiC) and Ge.

For example, power amplifiers and radio frequency integrated circuits for wireless handsets are made with semi-insulating GaAs substrates. Semi-conducting GaAs substrates are used to create opto-electronic products including high brightness light emitting diodes (HBLEDs) which are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and for automotive and general illumination applications. InP is a high performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as solar cells for space and terrestrial photovoltaic applications.

The total market for high performance GaAs, InP and Ge substrates is expected to grow from $529 million in 2005 to $1.1 billion in 2010, a compound annual growth rate of approximately 16%, according to Strategy Analytics, an independent research firm.

The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Substrate manufacturers are shifting production to larger wafers to reduce manufacturing costs. Strategy Analytics estimates that demand for 6” wafers will grow at a compound annual growth rate of approximately 28% from 2005 through 2010.

Suppliers of compound semiconductor substrates typically compete on product quality, product lead-time, price, device performance, meeting customer specifications and providing customer support. A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share.

The AXT Advantage

We believe that we benefit from the following advantages:

•       Low-cost manufacturing operation in the PRC.   Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor. Approximately 983 of our 1,022 employees are in China. Our primary competitors have their manufacturing operations in Germany or Japan.

•       Favorable access to raw materials.   Our joint ventures provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. These materials include gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride crucibles and boron oxide. As a result, we believe that our joint ventures will enable us to meet potential increases in demand from our customers.

•       Flexible manufacturing infrastructure.   Our total manufacturing space in China is approximately 190,000 square feet, 90,000 square feet of which we currently use and the remainder of which we have configured for relatively rapid expansion. We believe that our competitors typically purchase crystal growing furnaces from original equipment manufacturers. In contrast, we design and build our own VGF crystal growing furnaces, which should allow us to increase our production capacity more quickly and cost effectively.

Given these advantages, we believe that, as the demand for compound semiconductor substrates increases, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share. As an example, we are currently working to add significant additional capacity in 6” GaAs substrates to meet expected increasing market demands. In addition, each of our five joint ventures are also increasing capacity.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Continue to provide customers high and consistent quality products and service.   We seek to improve our manufacturing processes continually in order to meet and exceed our customers’ high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

Increase market share.We   intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless handsets and HBLED markets.

Add capacity to meet customers’ increasing demand for substrates.   We believe that the markets for our substrates are currently capacity constrained. We intend to add additional capacity in order to meet our customers’ current and anticipated increased demands, specifically in 6” GaAs substrates.

Establish leadership in emerging substrate applications.   We intend to expand our served markets by exploring new opportunities for our substrates. For example, due to Ge’s inherent high efficiency and the increasing supply constraints of traditional poly-silicon, some customers have begun to research the use of Ge substrates for terrestrial solar cell applications.

Technology

Our core technologies include our proprietary VGF technique used to produce high quality crystals that are processed into compound substrates, and the technologies of our joint venture companies, which enable us to manufacture a range of products that are used in the manufacture of compound semiconductor substrates or can be sold as raw materials to third parties.

Our VGF technique is designed to control the crystal-growth process with minimal temperature variation and is the technique we use to produce our GaAs, InP and Ge substrates. Unlike traditional techniques, our VGF technique places the hot compound melt above the cool crystal, and minimizes the temperature gradient between the crystal and the melt which reduces the turbulence at the interface of the melt and the solid crystal. In comparison, in the Liquid Encapsulation Czochralski (LEC) technique the melt and crystal are inverted, there is a higher temperature gradient between the melt and the crystal, and more turbulence at the interface of the melt and solid crystal. These aspects of the VGF technique enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate are mechanically strong, resulting in lower breakage rates during a customer’s manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed as it may be during some competitors’ VGF-like growth processes. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

Our VGF technique offers several benefits when compared to traditional crystal growing technologies. The Horizontal Bridgman (HB) technique is the traditional method for producing semi-conducting GaAs substrates for opto-electronic applications. The HB technique holds the GaAs melt in a semi-cylindrical container, causing crystals grown using the HB method to have a semi-circular, or D-shaped, cross-section. Accordingly, more crystal material is discarded when the D-shaped substrate is subsequently trimmed to a round shape. In addition, crystals grown using the HB technique have a higher defect density than VGF-grown crystals. The HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. The HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

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

Materials.   We participate in five joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2006 and 2005, sales of raw materials to parties other than us were approximately $5.3 million and $4.8 million, respectively, which comprised of all of these products.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our top revenue producing customers include:

•Avago Technologies Manufacturing (Singapore) Pte. Ltd.	• Intelligent Epitaxy Technology	• Picogiga International SAS
•Bookham	• IQE (Europe) Limited	• Recapture Metals Limited
•China Electronics Technology Group	• IQE, plc.	• Sumika Epi Solution Co., Ltd.
•Continental Metals, Inc.	• Ningbo Ker Ning Da Ri Fang Magnet Co., Ltd.	• Visual Photonics Epitaxy Co., Ltd.
•Epitech Technology Corporation	• MBE Technology Pte. Ltd.	• Xiamen Sanan Electronics Co., Ltd.
•Epiworks, Inc.	• MCP, UK.	• Xiamen Xinde Co., Ltd.
•Freescale Semiconductor, Inc.	• Osram Opto Semiconductors GmbH

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. One customer, Visual Photonics Epitaxy Co., Ltd., represented greater than 10% of revenue, totaling 12.8%, for the year ended December 31, 2006, two customers, Osram Opto Semiconductors GmbH, and MBE Technology Pte. Ltd., represented greater than 10% of revenue, totaling 20.7%, for the year ended December 31, 2005, while no customers represented greater than 10% of revenue for the year ended December 31, 2004. Our top five customers represented 40.0% of revenue for the year ended December 31, 2006, 37.5% of revenue for the year ended December 31, 2005, and 30.1% of revenue for the year ended December 31, 2004. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

The third party customers for our raw materials products are in many instances the same as our customers for substrates. There have been no third party customers for our raw materials that account for greater than 10% of revenue for the years ended December 31, 2006, 2005 and 2004. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

Manufacturing, Raw Materials and Supplies

We believe that our results are partially due to our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We perform our substrate manufacturing operations at our facilities in Beijing, China. During 2004, we discontinued our manufacturing and research and development activities at our Fremont, California facility. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the U.S. Many of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit.

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

Sales and Marketing

We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products. We sell our substrate products through our direct sales force in the U.S. and through independent sales representatives in France, Germany, Japan, South Korea, Taiwan and the United Kingdom. Our direct sales force is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers. The substrate division launched a program in late 2000 with selected customers in which we guaranteed that certain volumes of six-inch GaAs and other substrates would be delivered on specific dates and the customer made a prepayment for part of the value of the entire order. Several major customers participated in this program. We did not continue this program. As of December 31, 2006, there were no remaining unearned pre-payments under this program.

International Sales.   International sales are an important part of our business. For the year ended December 31, 2006, sales to customers outside North America (primarily United States) accounted for 71% of our revenue, as compared with 81% in 2005 and with 79% in 2004. The primary markets for sales of our substrate products outside of the United States include countries in Asia and Western Europe.

In 2006, through our joint ventures we expanded our raw material offering that included 4N, 6N, and 7N gallium, boron oxide, germanium, arsenic, germanium dioxide, paralytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including haze reduction, improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2006, we continued to spend some research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. We continue to work on issues related to surface quality.

Research and development expenses were $2.4 million in 2006, compared with $1.7 million in 2005 and $1.5 million in 2004. We expect to maintain our rate of expenditure on research and development costs in 2007.

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

To date, we have been issued three U.S. patents which relate to our VGF products and processes. We have six patent applications pending, (in Patent Cooperation Treaty (“PCT”)/national stage process) in Europe, Canada, China, Japan and South Korea which are based on our U.S. patents that relate to our VGF processes. We have one issued foreign patent.

In connection with a final settlement of litigation, we entered into a global intellectual property cross-licensing agreement with Sumitomo Electric Industries, Ltd. (SEI). Under the terms of the settlement, we will make on-going royalty payments through 2012 on certain products sold by us in Japan.

In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms. If weare not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

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

Employees

As of December 31, 2006, we had 1,022 employees, of whom 819 were principally engaged in manufacturing, 119 in sales and administration, and 84 in research and development. Of these employees, 39 are located in the U.S., and 983 in China. As of December 31, 2005, we had 842 employees, of whom

680 were principally engaged in manufacturing, 116 in sales and administration, and 46 in research and development. Of these employees, 55 were located in the U.S., and 787 in China.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 40.0% of revenues for the year ended December 31, 2006, 37.5% of revenue for the year ended December 31, 2005, and 30.1% of revenue for the year ended December 31, 2004. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we had experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

We may incur increases in costs due to changes in tariffs, import or export restrictions, or other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. For example, in September 2006 and November 2006, tax authorities in the People’s Republic of China (PRC) changed the treatment of refunds of value-added taxes that companies pay when they purchase certain raw materials, including gallium and arsenic. The cumulative effect is that our PRC joint venture companies no longer receive a refund of value-added tax for exports of gallium or arsenic, including certain shipments to our wholly-owned PRC subsidiary that are treated as exports under PRC tax regulations. However, our PRC joint venture companies sell only a portion of their gallium in transactions that are considered exports, and none of those PRC joint venture companies currently exports arsenic. Therefore, after having conducted further analysis on our consolidated financial results, which include a portion of the financial impact of these tax releases on our PRC joint venture companies, we believe that our consolidated financial results will not be materially affected. However, given the relatively fluid regulatory environment in the PRC, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 71%, 81% and 79% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively. We expect that sales to customers outside the U.S., particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Because of power shortages in the PRC, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

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

In 2006 we were able to switch the electrical supply for our manufacturing facility onto the same power grid as that used by vital PRC government services such as hospitals and police. However, if even despite this switch we are required to make temporary closures of our subsidiary and joint venture operations, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at our Beijing subsidiary at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

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

If we fail to manage periodic contractions, we may utilize our cash balances and our existing cash and cash equivalents and investment balances could decline.

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

We have not been able to sustain growth for any significant period in the last five years, and may not be able to return to historic growth levels in the current economic environment. Our net loss in 2002 was the largest in our history and our losses continued during 2003, 2004, 2005, and the first two quarters of 2006. We recorded net income in the third and fourth quarters of 2006.

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

Our stock price has fluctuated significantly since we began trading on the NASDAQ Global Market. For the year ended December 31, 2006, the high and low closing sales prices of our common stock were

$5.37 and $1.98, respectively. A number of factors could cause the price of our common stock to continue to fluctuate substantially, including:

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our principal properties as of February 21, 2007 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	80,000	Vacant	Owned
Fremont, CA	55,000	Production and Administration	Operating lease, expires March 2013
Beijing, China	31,000	Production and Administration	Owned
Beijing, China	31,000	Production	Owned
Beijing, China	32,000	Production	Owned
Beijing, China	16,000	Housing	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	1,000	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*

*                    Joint ventures in which we hold an interest. We hold a 46% interest in Beijing Ji Ya Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu).

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

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our former chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we have moved to dismiss. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our former chief technology officer and one of our suppliers. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Our commercial general liability insurance carrier has agreed to fund our defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading publicly on the NASDAQ Global Market, (NASDAQ) under the symbol “AXTI” since May 20, 1998, the date we consummated our initial public offering. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
2006
First Quarter	$3.87	$1.98
Second Quarter	$4.47	$2.84
Third Quarter	$4.26	$2.84
Fourth Quarter	$5.37	$4.19
2005
First Quarter	$1.57	$1.10
Second Quarter	$1.42	$1.08
Third Quarter	$1.65	$1.14
Fourth Quarter	$2.47	$1.21

As of December 31, 2006, there were 91 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock.

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, we did not repurchase any shares of our common stock. During the year ended December 31, 2005, we repurchased the following shares of our common stock:

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

(1)          Pursuant to a Plan publicly announced on August 25, 2004 and extended in July, 2005, in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of the Company’s common stock. Repurchases were made from time to time in the open market during the twelve-month period ended July 31, 2006, at prevailing market prices. Repurchases were made under the program using the Company’s own cash resources. As of December 31, 2005, we had 22,977,301 shares of common stock outstanding and 201,516 were repurchased in 2005 under this program. No repurchases were made during 2006.

Use of Proceeds

In December 2006, we received net proceeds of $24.1 million from the public offering of 5,750,000 shares of our common stock we sold. The net proceeds will be used for corporate and joint venture capacity expansion, research and development, working capital requirements, and potential acquisitions of complementary products, technologies or businesses.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2001, and ending December 31, 2006.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AXT, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Other consolidated financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data is derived from and should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8 below, and in our previously filed reports on Form 10-K. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to items reflecting our results of operations and financial condition.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations
Revenue	$44,445	$26,536	$35,454	$34,713	$44,865
Cost of revenue	31,709	24,337	35,705	32,478	53,758
Gross profit (loss)	12,736	2,199	(251)	2,235	(8,893)
Operating expenses:
Selling, general, and administrative	12,650	12,955	11,561	10,475	13,860
Research and development	2,351	1,723	1,479	1,337	2,339
Impairment charges	1,417	—	210	—	14,632
Restructuring charge (benefit)	(2)	836	1,308	—	—
Total operating expenses	16,416	15,514	14,558	11,812	30,831
Loss from continuing operations	(3,680)	(13,315)	(14,809)	(9,577)	(39,724)
Interest income, net	443	516	262	172	2,746
Other income (expense), net	2,709	(910)	94	(1,688)	(15,886)
Loss from continuing operations before provision (benefit) for income taxes	(528)	(13,709)	(14,453)	(11,093)	(52,864)
Provision (benefit) for income taxes	(1,454)	(950)	71	—	2,119
Income (loss) from continuing operations	926	(12,759)	(14,524)	(11,093)	(54,983)
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	18	(59)	472	(6,163)	(34,625)
Gain (loss) from disposal, net of tax	—	603	419	(9,475)	—
Benefit for income taxes	—	—	—	—	(8,427)
Gain (loss) from discontinued operations	18	544	891	(15,638)	(26,198)
Net income (loss)	$944	$(12,215)	$(13,633)	$(26,731)	$(81,181)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)	$(0.49)	$(2.46)
Gain (loss) from discontinued operations, net of tax	—	0.02	0.04	(0.69)	(1.17)
Net loss	$0.03	$(0.54)	$(0.60)	$(1.18)	$(3.63)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)	$(0.49)	$(2.46)
Gain (loss) from discontinued operations, net of tax	—	0.02	0.04	(0.69)	(1.17)
Net income (loss)	$0.03	$(0.54)	$(0.60)	$(1.18)	$(3.63)
Shares used in per share calculations:
Basic	23,303	23,047	23,063	22,781	22,433
Diluted	24,600	23,047	23,063	22,781	22,433

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,116	$17,472	$12,117	$24,339	$13,797
Short-term investments	19,428	5,555	20,062	14,669	8,205
Working capital	66,359	36,347	46,141	57,335	65,375
Restricted deposits	7,150	7,450	8,215	9,302	11,150
Long-term investments	—	—	—	—	3,657
Total assets	98,332	74,798	87,540	107,023	145,667
Long-term capital lease, net of current portion	—	—	—	—	4,847
Long-term debt, net of current portion	6,839	7,420	7,880	8,842	13,289
Stockholders’ equity	81,200	55,618	68,017	82,298	105,657

All periods have been restated to reflect the accounting for discontinued operations. As a result, the discontinued opto-electronics and consumer products divisions have been eliminated from continuing operations in the statements of operations.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. “Risk Factors” and elsewhere in this Annual Report. This discussion should be read in conjunction with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, we make estimates, assumptions and judgments that affect the amounts reported on our consolidated financial statements. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.

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

We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $0.7 million related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of December 31, 2006, this reserve was zero since approximately $0.5 million had been utilized and approximately $0.2 million had been reversed to revenue as we favorably resolved an outstanding matter with a customer.

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

From our allowance for doubtful accounts of $4.0 million at December 31, 2003, we wrote off $3.5 million of fully reserved accounts receivable resulting in the allowance for doubtful accounts of $0.5 million at December 31, 2004. From our allowance for doubtful accounts of $0.5 million at December 31, 2004, we wrote off $0.1 million of fully reserved accounts receivable for a Korean customer and decreased the allowance by $0.3 million due to improved collections mainly from a Japanese customer, while increasing the allowance for a large customer in China of $0.4 million, resulting in the allowance for doubtful accounts of $0.5 million at December 31, 2005. During 2006, we increased our collection efforts and collected the entire amount from this large customer in China requiring us to reverse this $0.4 million allowance resulting in the allowance for doubtful accounts of $0.1 million at December 31, 2006. As of December 31, 2006, our accounts receivable balance was $9.7 million, which was net of an allowance for doubtful accounts of $0.1 million. As of December 31, 2005, our accounts receivable balance was $5.2 million, which was net of an allowance for doubtful accounts of $0.5 million. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. From our allowance for sales returns of $0.5 million as of December 31, 2003, we increased the reserve for sales returns resulting in the allowance for sales returns of $0.6 million as of December 31, 2004. From our allowance for sales returns of $0.6 million as of December 31, 2004, we utilized $0.5 million for investigation related returns, resulting in the allowance for sales returns of $0.1 million as of December 31, 2005. During 2006, the allowance for sales returns remained at approximately $0.1 million. The total allowances deducted from gross accounts receivable as of December 31, 2006 is $0.1 million, compared to $0.6 million as of December 31, 2005.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2006 and 2005, accrued product warranties totaled $0.5 million and $0.1 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. In the third quarter of 2004, we recorded an impairment charge of $0.2 million to write down the value of our investment in a private company. We made the decision to write down the investment as a result of the declining financial position of the investee, evidenced by an audit opinion with a going concern explanatory paragraph received by the investee. The $0.2 million was the remaining balance of this investment. No further write-downs were recorded in 2006 or 2005.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, plant and equipment, and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which has been decontaminated and is being prepared for sale. This property has been classified as “Assets held for sale” in the amount of $4.7 million on the consolidated balance sheet as of December 31, 2006.

Stock Based Compensation

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123,”Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenue, research and development, and selling, general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options as we adopted the provision of SFAS No. 123(R) on January 1, 2006 (see Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

We account for stock compensation costs in accordance with SFAS No. 123(R)and apply the provisions of SAB 107. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected life. Historical and implied volatility were used in estimating the fair value of our stock compensation awards, while the expected life for our options was estimated based on historical trends. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. As our stock option awards have characteristics that differ significantly from traded options, and as changes in the subjective assumptions can materially affect the estimated value, our estimate of fair value may not accurately represent the value assigned by a third party in an arms-length transaction. There currently is no market-based mechanism to verify the reliability and accuracy of the estimates derived from the Black-Scholes option pricing model or other allowable valuation models, nor is there a means to compare and adjust the estimates to actual values. While our estimate of fair value and the associated charge to earnings materially affects our results of operations, it has no impact on our cash position.

The guidance in SFAS No. 123(R) and SAB 107 is relatively new and the application of these principles may be subject to further interpretation and guidance. There are significant variations among allowable valuation models, and there is a possibility that we may adopt a different valuation model or refine the inputs and assumptions under our current valuation model in the future resulting in a lack of consistency in future periods. Our current or future valuation model and the inputs and assumptions we make may also lack comparability to other companies that use different models, inputs, or assumptions, and the resulting differences in comparability could be material.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures” as if the fair-value-based method had been applied in measuring compensation expense. We recorded employee stock compensation expense prior to fiscal 2006 for options granted to employees with an exercise price less than the market value of the underlying common stock on the date of grant.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Accounting Position No. FAS 123 (R)-3 “TransitionElection Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of the employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We had the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are now trying to qualify our germanium substrates with the few existing satellite solar cell system manufacturers.

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

As a result of the weaknesses identified, in the first quarter of 2004 we increased our sales return reserve by $0.7 million, based on our best estimate of future returns related to this matter. Approximately $0.5 million of the $0.7 million sales returns reserve had been utilized and approximately $0.2 million has been reversed to revenue as of December 31, 2005 as we favorably resolved an outstanding matter with a customer. This reserve was based, in part, on discussion with affected customers. The amount of the reserve was determined in part based upon the amount of our historical product returns, payment history of prior period receivables, discussions with customers concerning the non-compliant product and testing data, and estimated levels of our product maintained by customers, and likelihood that products previously shipped would be returned to us.

During the second quarter of 2004, we announced plans to cease all production activities in the United States and to manufacture our products only in China.

In 2005, we made a number of important changes to our management team. Philip C.S. Yin, Ph.D., joined the company in March 2005 as chief executive officer and restructured the organization from the top down. In June 2005, two new positions were created: chief operating officer and chief technology officer. Also, the former president of AXT’s China operations became president of joint venture operations. In September 2005, our new vice president of global sales and marketing joined the company. This new structure enabled us to maximize the expertise and skill sets of our team while placing enhanced emphasis on manufacturing, production and quality, and quality systems improvement.

With the new management team in place, quality, quality systems and revenue began to improve beginning the third quarter of 2005. In December 2005, we continued to execute our workforce reduction in our Fremont, California facility and accordingly we eliminated approximately 15 positions in California. See further discussion under “Restructuring Charges” below.

During 2006 we sold all of our shares of common stock of Finisar Corporation generating net proceeds of $4.4 million and recording a gain of $3.3 million. In December 2006, we received net proceeds of $24.1 million from the public offering of 5,750,000 shares of our common stock. During the fourth quarter of 2006 we completed an increase in our production capacity for 6 inch diameter GaAs substrates by fifty percent and are currently in the process of an additional forty percent increase by the middle of 2007.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $0.8 million could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the year ended December 31, 2005 we recorded $0.6 million gains from escrow, $0.1 million in property tax refunds and interest.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the consolidated balance sheet as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on disposal of approximately $0.1 million.

Revenue

				2005 to 2006		2004 to 2005
	Year Ended Dec. 31,			Increase		Increase
($ in thousands)	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
GaAs	$36,511	$20,831	$27,272	$15,680	75.3%	$(6,441)	(23.6)%
InP	1,705	906	1,588	799	88.2	(682)	(42.9)
Ge	909	42	100	867	2,064.3	(58)	(58.0)
Raw Materials	5,293	4,752	6,399	541	11.4	(1,647)	(25.7)
Other	27	5	95	22	440.0	(90)	(94.7)
Total revenue	$44,445	$26,536	$35,454	$17,909	67.5%	$(8,918)	(25.2)%

Revenue increased $17.9 million or 67.5%, to $44.4 million in 2006 from $26.5 million in 2005. Total GaAs substrate revenue increased $15.7 million, or 75.3%, to $36.5 million in 2006 from $20.8 million in 2005. Sales of 5 inch and 6 inch diameter GaAs substrates were $16.7 million in 2006 compared with $4.8 million in 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints; with our excess capacity and our ability to increase capacity in a timely and cost efficient manner, we were able to benefit from the overflow business from our competition.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $19.7 million in 2006 compared with $15.9 million in 2005. The increase in revenue from smaller diameter substrates was generally due to the continued market growth of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $0.8 million, or 88.2%, to $1.7 million in 2006 from $0.9 million in 2005. While overall demand for InP has increased over the past year, the higher than expected increase in InP substrate revenue was due to the receipt of one large customer order for a government contract, which is not expected to repeat. While we are beginning to see evidence of renewed growth in the optical networking industry, which uses InP to manufacture telecom lasers and may result in growth in InP substrate sales, we have not yet seen a large movement in this direction.

Ge substrate revenue increased $0.9 million, or 2,064.3%, to $0.9 million in 2006 from $42,000 in 2005. The increase in Ge substrate revenue was due to an increase in customers in the PRC that have now qualified our product, as demand for photovoltaic applications is strong in the PRC.

Raw materials revenue increased $0.5 million, or 11.4%, to $5.3 million in 2006 from $4.8 million in 2005. The increase in raw materials revenue was primarily due to sales of germanium dioxide to a new customer, and increased sales of gallium to existing customers. The new customer for germanium dioxide is located in North America, and has been purchasing consistently in 2006. We expect this trend to continue. Our raw materials business is increasingly becoming an important part of our business, both in terms of providing us protection against raw materials pricing increases and supply constraints, and in opportunities for sales of raw materials. Accordingly, we expect to continue to expand our raw materials sales efforts and explore new and additional investment opportunities.

Revenue decreased $8.9 million or 25.2%, to $26.5 million in 2005 from $35.5 million in 2004. Total GaAs substrate revenue decreased $6.4 million, or 23.6%, to $20.8 million in 2005 from $27.3 million in 2004. Overall sales of smaller diameter GaAs substrates decreased $7.2 million due to the earlier quality issues, the continuing pricing pressures causing prices to decline, overall lower demand from our wireless application customers and a decline in orders from customers who were qualifying our China-grown products. On the other hand, sales of larger diameter GaAs substrates, which were used exclusively to manufacture electronic devices, increased $1.4 million compared to 2004 due to an increase in orders from customers who have qualified our China-grown products. InP substrate revenue decreased $0.7 million, or 42.9%, to $0.9 million in 2005 from $1.6 million in 2004. InP substrates were used almost exclusively for telecommunications applications. The decrease in GaAs and InP substrate revenue was due to the pricing pressures causing prices to decline and overall lesser demand from our telecommunications and wireless application customers. Raw material sales decreased $1.7 million, or 25.7%, to $4.8 million in 2005 from $6.4 million in 2004. The decrease in raw material sales was due to customers’ lower demand, particularly for raw gallium and germanium dioxide.

Only one customer represented greater than 10% revenue, totaling 12.8% for the year ended December 31, 2006. Two customers represented greater than 10% of revenue, totaling 20.7% for the year ended December 31, 2005, while no customer represented greater than 10% of revenue for the year ended December 31, 2004. Our top five customers represented 40.0%, 37.5%, and 30.1% of revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Revenue by Geographic Region

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
North America*	$13,029	$5,168	$7,514	$7,861	152.1%	$(2,346)	(31.2)%
% of total revenue	29%	19%	21%
Europe	8,365	6,186	6,840	2,179	35.2	(654)	(9.6)
% of total revenue	19%	23%	19%
Japan	3,347	2,854	5,156	493	17.3	(2,302)	(44.6)
% of total revenue	8%	11%	15%
Taiwan	7,647	3,843	8,397	3,804	99.0	(4,554)	(54.2)
% of total revenue	17%	15%	24%
Asia Pacific (excluding Japan and Taiwan)	12,057	8,485	7,547	3,572	42.1	938	12.4
% of total revenue	27%	32%	21%
Total revenue	$44,445	$26,536	$35,454	$17,909	67.5%	$(8,918)	(25.2)%

*                    Primarily the United States.

Sales to customers outside of North America represented approximately 71%, 81%, and 79% of our revenue during 2006, 2005 and 2004, respectively.

North America revenue increased by $7.9 million, or 152.1%, to $13.0 million in 2006 from $5.2 million in 2005. We believe our quality has improved as shown by customers that have qualified our products manufactured in the PRC as sales to existing customers for larger diameter wafers increased by $4.7 million, while sales to existing customers for smaller diameter wafers increased by $1.9 million. Raw material sales increased by $1.3 million.

Revenue from customers in Europe increased by $2.2 million, or 35.2%, to $8.4 million in 2006 from $6.2 million in 2005. This increase resulted from $1.9 million increased sales to customers in France, mainly in larger diameter wafers, $0.4 million increased sales to customers in Germany, mainly in smaller diameter wafers, partially offset by a $0.1 million decrease in sales to customers in Switzerland, mainly in smaller diameter wafers.

Japan revenue increased by $0.5 million, or 17.3%, to $3.3 million in 2006 from $2.9 million in 2005. Increased sales to existing customers accounted for $0.4 million, mainly in larger diameter wafers, while sales to new customers accounted for $0.1 million.

Taiwan revenue increased by $3.8 million, or 99.0%, to $7.7 million in 2006 from $3.8 million in 2005. The increase was due to sales to existing customers of $3.8 million mainly in large diameter wafers.

Asia Pacific (excluding Japan and Taiwan) revenue increased by $3.6 million, or 42.1%, to $12.1 million in 2006 from $8.5 million in 2005. Of this increase, sales to customers in Malaysia and Singapore accounted for $2.1 million of the increase, mainly in larger diameter wafers, while sales to customers in the PRC increased by $1.0 million, and sales to customers in Korea increased by $0.5 million.

Asia Pacific (excluding Japan and Taiwan) revenue increased to 32% of total revenue in 2005 compared with 21% of total revenue in 2004. The increase was primarily due to increased sales of GaAs substrates to customers in China and Singapore, which products are being used in opto-electronics applications. The Taiwan revenue decreased by $4.6 million or 54.2%, to $3.8 million in 2005 from $8.4 million in 2004. The decrease in Taiwan and other geographic areas for our GaAs substrates was due to continuing pricing pressures causing average sales prices to decline, overall lower demand from our wireless application customers, and delays in orders from customers who had not yet qualified our China-grown products.

Gross Margin

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$12,736	$2,199	$(251)	$10,537	479.2%	$2,450	976%
Gross Margin %	28.7%	8.3%	(0.7)%

Gross margin increased to 28.7% of total revenue in 2006 from 8.3% of total revenue in 2005. Gross margin in 2006 was positively impacted by sales of approximately $2.9 million of GaAs wafers that were previously fully reserved, and by approximately $0.1 million as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer. In addition, we sold a greater amount of InP substrates and larger diameter GaAs wafers in 2006, which contributed higher gross margins. In December 2005, we reduced the workforce at our Fremont, California facility to eliminate positions that we no longer required to support production, and this reduction accounted for approximately 1.5 percentage points to gross margin in 2006. In addition, we had manufacturing equipment that became fully depreciated in 2006, and the absence of depreciation expense for this equipment contributed approximately 1.5 percentage points to gross margin in 2006. Finally, higher substrates gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic.

Gross margin increased to 8.3% of total revenue in 2005 from negative 0.7% of total revenue in 2004. In 2004, our gross margin was negatively impacted by the following factors: (i) a $2.1 million charge for excess and obsolete inventory in the third quarter of 2004, (ii) an approximately $1.4 million charge incurred in connection with our settlement of our patent dispute with Sumitomo Electric Industries, Ltd. in the third quarter of 2004, and (iii) the establishment of a sales return reserve of $0.7 million in the first quarter of 2004 related to our failure to follow certain testing requirements, which reduced revenues without affecting costs of revenues. The improvement in gross margin in 2005 was due to the increased sales in the larger diameter wafers as demand increased, and the sales of fully reserved wafers which accounted for revenue of approximately $2.1 million in 2005.

Selling, General and Administrative Expenses

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$12,650	$12,955	$11,561	$(305)	(2.4)%	$1,394	12.1%
% of total revenue	28.5%	48.8%	32.6%

Selling, general and administrative expenses decreased $0.3 million to $12.7 million for 2006 compared to $13.0 million for 2005. The decrease was primarily due to decreases of $1.3 million for decontamination expenses as we prepare our U.S. property in Fremont, California for sale, $0.8 million for bad debt expenses as we collected on past due accounts and improved aging, $0.3 million for legal fees reimbursed by our insurance company for fees incurred in connection with ongoing litigation as described in Note 18 of the consolidated financial statements, $0.2 million for legal and professional fees,and $0.1 million for recruiting fees, partially offset by increases of $0.5 million for compensation related payments, $0.5 million for stock-based compensation expense, $0.4 million for consulting fees for compliance with the Sarbanes-Oxley Act of 2002, $0.3 million for customer compensation costs, $0.3 million for sales commissions and other miscellaneous expenses, $0.2 million for consulting fees for corporate design and human resources, and $0.2 million  for joint venture labor related costs.

Selling, general and administrative expenses increased $1.4 million to $13.0 million for 2005 compared with $11.6 million for 2004. The increase in absolute dollars and as a percentage of revenue was primarily due to $2.0 million of decontamination expenses for our Fremont, California facilities, higher travel expenses of $0.3 million as operations have moved resulting in more travel to China, higher recruiting expenses of $0.1 million mainly in recruiting our new chief executive officer, partially offset by $0.6 million lower insurance costs as operations have moved to China where rates are lower, $0.2 million in decreased Delaware franchise taxes, $0.1 million lower sales commissions due to lower sales and lower rates, and $0.1 million lower bad debt expenses as collections and aging improved.

Research and Development Expenses

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development expenses	$2,351	$1,723	$1,479	$628	36.4%	$244	16.5%
% of total revenue	5.3%	6.5%	4.2%

Research and development expenses increased $0.6 million, or 36.4%, to $2.4 million for 2006, from $1.7 million for 2005. During 2006, we incurred $0.4 million in severance payments to Dr. Morris Young, our chief technology officer who retired on December 31, 2006. We also incurred $0.2 million for stock-based compensation expense.

Research and development expenses increased $0.2 million, or 16.5%, to $1.7 million for 2005, from $1.5 million for 2004. The increase was due to the transition of Dr. Morris Young as our chief technology officer from his former position, and by severance payments to employees that had been performing research and development activities.

We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and enhancing our technology leadership. As a result, we expect research and development expenses to remain at the levels of recent quarters, excluding severance payments.

Impairment and Restructuring Charges

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Impairment charge	$1,417	$—	$210	$1,417	NM	$210	NM
% of total revenue	3.2%	—%	0.6%
Restructuring charge (benefit)	$(2)	$836	$1,308	$(838)	(100.2)%	$(472)	(36.1)%
% of total revenue	0.0%	3.2%	3.7%

NM: percentage not meaningful

Impairment Charges

In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which has been decontaminated and is being prepared for sale. This property has been classified as “Assets held for sale” in the amount of $4.7 million on the consolidated balance sheet as of December 31, 2006.

In the third quarter of 2004, we recorded an impairment charge of $0.2 million to write down the value of our investment in a private company. We made the decision to write down the investment as a result of the declining financial position of the investee, evidenced by an audit opinion with a going concern explanatory paragraph received by the investee. The $0.2 million was the remaining balance of this investment. No further write-downs were recorded in 2006 or 2005.

Restructuring Charges

In 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual.

In March 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Accordingly, we recorded a restructuring charge of $56,000 in March 2005 relating to the reduction in work force, which we completed in June 2005. We saved approximately $0.3 million in payroll and related expense relating to this reduction in force.

In April 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Accordingly, we recorded restructuring charges of $98,000 and $9,000, in the second and third quarters of 2005, respectively, relating to the closure of our Japan office. We saved approximately $0.3 million in payroll and related expense.

In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that were longer required to support production and operations, or approximately 29 percent. This measure was being taken as part of our ongoing effort to downsize our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $0.3 million in December 2005 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. The cash outflow from this charge was incurred over the first two quarters of 2006. We saved approximately $0.9 million annually in payroll and related expenses. Also in December 2005, we recorded an additional restructuring charge of approximately $0.2 million, primarily related to the final liquidation procedures of AXT’s Japan office so as to eliminate the remaining assets. There was no further cash outflow from this charge.

Overall for the year ended December 31, 2005, we recorded restructuring charges of $0.2 million relating to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $0.3 million was paid out through 2006, and was included on the accompanying consolidated balance sheet as accrued restructuring. Refer to Note 8 to our consolidated financial statements.

In 2004 in the second quarter, we announced plans to cease all production activities in the United States and to manufacture our products only in China. In June 2004, we incurred a restructuring charge of $1.1 million as a result of our decision to close down our remaining manufacturing facilities in the United States. In the third and fourth quarter of 2004, we incurred additional restructuring charges of $0.2 million for a total of $1.3 million in 2004. These charges comprised costs related to the reduction in work force effected in June 2004, and lease costs associated with the facilities located in California that are no longer required to support production. In aggregate, we eliminated 50 positions, 47 of which were production workers. As of December 31, 2004, we saved approximately $0.6 million in annual payroll and related expenses.

Interest Income, Net

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$443	$516	$262	$(73)	(14.1)%	$254	96.9%
% of total revenue	1.0%	1.9%	0.7%

Interest income, net decreased $0.1 million to $0.4 million for 2006 from $0.5 million for 2005 as a result of higher interest rates earned on our investments, partially offset by higher interest rates on our debt, which we have continued to pay down. We also had lower cash balances.

Interest income, net increased $0.3 million to $0.5 million for 2005 from $0.3 million for 2004 as a result of our lower debt levels as we continued to pay down our debt.

Other Income and (Expense), Net

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income and (expense), net	$2,709	$(910)	$94	$3,619	397.7%	$(1,004)	(1,068.1)%
% of total revenue	6.1%	(3.4)%	0.3%

Other income and expense, net, was $2.7 million in 2006 compared to other expense, net, of $0.9 million in 2005. Other income, net was $2.7 million for 2006 primarily due to a realized gain of $3.3 million on the sale of all of our shares of common stock of Finisar Corporation, partially offset by minority interests in our joint ventures. Other expense was $0.9 million for 2005 due to $0.7 million for minority interests in our joint ventures, and $0.2 million for foreign exchange losses primarily related to the Japanese yen.

Other expense was $0.9 million for 2005 compared with other income of $0.1 million for 2004. The $1.0 million change from other income to other expense was mainly due to $0.4 million increase in minority interest’s share in our joint ventures, $0.3 million increase in foreign exchange losses primarily related to the Japanese yen and to the Chinese renminbi, $0.2 million other income in 2004 received from a customer to terminate a supply guarantee contract, and $0.1 million losses on asset and marketable security disposals.

Minority interest in earnings of consolidated subsidiaries is included in other income and (expense), net and for the years ended December 31, 2006, 2005, and 2004 were ($1.0 million) ($0.7 million), and ($0.3 million), respectively, as the consolidated subsidiaries’ profitability increased.

Provision (benefit) for Income Taxes

				2005 to 2006		2004 to 2005
	Years Ended Dec. 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$(1,454)	$(950)	$71	$(504)	(53.1)%	$(1,021)	(1,438)%
% of total revenue	3.3%	3.6%	(0.2)%

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result, we reversed approximately $2.1 million and $1.1 million of income tax payable accrued for potential exposures relating to 2006 and 2005, respectively. These amounts are shown as benefits from income taxes in 2006 and 2005. The other amounts in 2006 and 2005 relate to provisions for income taxes related to our foreign subsidiaries. Provision for income taxes for 2004 was $71,000, which was related to our foreign subsidiaries. Due to our continuing operating losses and uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $49.9 million in 2006, and $50.9 million in 2005.

Gain or Loss from Discontinued Operations

				2005 to 2006		2004 to 2005
	Years Ended December 31,			Increase		Increase
	2006	2005	2004	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gain (loss) from discontinued operations, net of tax	$18	$544	$891	$(526)	(96.7)%	$(347)	(38.9)%

In 2006, we recorded $18,000 in interest income on cash balances held in discontinued operations.

In 2005, the $0.5 million gain from discontinued operations was made up of a gain of $0.6 million, which was the remaining portion of the first $0.8 million held in escrow due to us from the sale of our opto-electronics business, and partially offset by $0.1 million in expenses for consulting fees, rent and tax payments.

In 2004, we realized a $0.4 million gain on discontinued opto-electronics operations as a result of the partial release of escrow funds. Also in 2004, we entered into an agreement with a real estate developer for the purchase of our discontinued opto-electronics’ property held for sale and realized a gain of $0.3 million reflecting an adjustment to the realizable market value of the property. The remaining gain of $0.2 million was a result of our reversal of accrued liabilities of general and administrative expenses no longer required.

Liquidity and Capital Resources

	Years Ended December 31,
	2006	2005	2004
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(10,263)	$(7,746)	$(340)
Investing activities	(15,809)	13,886	(7,846)
Financing activities	24,248	(792)	(4,216)
Effect of exchange rate changes	468	7	180
Net change in cash and cash equivalents	(1,356)	5,355	(12,222)
Cash and cash equivalents—beginning period	17,472	12,117	24,339
Cash and cash equivalents—end of period	16,116	17,472	12,117
Short-term investments—end of period	19,428	5,555	20,062
Total cash, cash equivalents and short-term investments	$35,544	$23,027	$32,179

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also historically included in short-term investments was our investment in common stock of Finisar Corporation, a United States publicly-traded company. During 2006 we sold all of our shares of common stock of Finisar Corporation generating net proceeds of $4.4 million and recording a gain of $3.3 million, which is included in other income and (expense). As of December 31, 2006, our principal sources of liquidity were $35.5 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

Cash and cash equivalents and short-term investments, increased $14.9 million to $35.5 million as of December 31, 2006 from $20.6 million as of December 31, 2005, excluding $2.4 million for our investment in Finisar common stock as of December 31, 2005. The combined increase in cash and cash equivalents and short-term investments was primarily due to the net proceeds of $24.1 million received from the public offering of 5,750,000 shares of our common stock in December 2006, net proceeds of $4.4 million from the sale of all of our shares of common stock of Finisar, partially offset by the purchase of machinery and equipment of $4.5 million, payments of long-term debt of $0.4 million, and the continual funding of our operations.

Net cash used in operating activities of $10.3 million for 2006 was primarily comprised of our net income of $0.9 million, adjusted for non-cash items of depreciation of $2.6 million, an asset impairment charge of $1.4 million, stock-based compensation of $0.8 million, and a loss on disposal of property, plant and equipment of $0.1 million, partially offset by a realized gain on sale of investments of $3.3 million, and by a net increase of $12.8 million in assets and liabilities. The net increase in assets and liabilities of $12.8 million resulted from a $4.4 million increase in accounts receivable, net, a $4.1 million increase in inventories, net, a $2.2 million increase in prepaid expenses, primarily from foreign taxes prepaid and prepayments to vendors, a $2.3 million decrease in income taxes payable, primarily from the reversal of approximately $2.1 million of income tax payable accrued for potential exposures that have expired, a $0.6 million decrease in accrued liabilities, primarily for restructuring costs and decommissioning expenses, a $0.5 million increase in other assets, and partially offset by a $0.7 million increase in accounts payable and a $0.6 million increase in other long-term liabilities, primarily minority interests. Accounts receivable, net, increased by $4.4 million, or 84.8%, to $9.7 million as of December 31, 2006 from $5.2 million as of December 31, 2005. The increase was primarily a result of our increased sales, as well as decreased accounts receivable allowances of $0.1 million as of December 31, 2006 compared to $0.6 million as of December 31, 2005 reflecting continuous improvements in our collection efforts from customers. Our days sales outstanding was 68 days as of December 31, 2006 compared to 62 days as of December 31, 2005. Inventories, net, increased $4.1 million, or 25.4% to $20.3 million as of December 31, 2006 from $16.2 million as of December 31, 2005, as we increased inventory in raw materials, work in process and finished goods to increase production in anticipation of increased forecast sales.

Net cash used in operating activities increased $7.4 million from $0.3 million in 2004 to $7.7 million in 2005, and was primarily comprised of our net loss of $12.2 million, adjusted for non-cash items of depreciation of $3.7 million, restructuring charge $0.7 million, amortization of marketable securities $0.2 million, stock-based compensation of $0.2 million, a loss on disposal of property, plant and equipment of $0.3 million, and by a net increase of $0.6 million in assets and liabilities.

Net cash used in investing activities of $15.8 million for the year ended December 31, 2006 included net purchases of investment securities totaling $11.8 million, net purchases of property and equipment of $4.3 million, partially offset by a decrease in our restricted deposits of $0.3 million.

Net cash provided by investing activities of $13.9 million for the year ended December 31, 2005 included proceeds from the sale of our Monterey Park, CA property of $1.3 million, net sales of high grade investment securities totaling $14.1 million and a decrease in our restricted deposits of $0.8 million, partially offset by purchases of property and equipment of $2.3 million.

We are currently expanding capacity at our China facilities and we expect to invest up to approximately $4.9 million in capital expansion and other projects in 2007 related to our China facilities. We believe that the expansion will be sufficient to fulfill expected future orders.

Net cash provided by financing activities of $24.2 million for the year ended December 31, 2006 consisted of $24.1 million net proceeds from the issuance of 5,750,000 shares of common stock as a result of our December 2006 follow-on stock offering, $0.6 million from the proceeds from the exercise of employee stock options, partially offset by payments of $0.4 million related to long-term borrowings.

Net cash used in financing activities of $0.8 million for the year ended December 31, 2005 consisted of payments of $0.7 million related to long-term borrowings and $0.2 million for the repurchase of our common stock under our 10b5-1 plan, and partially offset by $0.1 million proceeds from the issuance of common stock under our employee stock purchase plan.

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

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A. “Risk Factors” above.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not entered into any options on non-financial assets.

We had entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004. The contract sales prices were subject to review quarterly and could be adjusted in the event that raw material prices changed. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. As of December 31, 2006, we had met all of our current delivery obligations under these contracts and do not show any amount owing. Partial prepayments received for these supply contracts totaling $125,000 was included in customer prepayments in the accompanying consolidated balance sheet as of December 31, 2005.

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

Contractual Obligations

As of December 31, 2006, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of approximately $7.2 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. We have also pledged certain investments for a credit facility for our workers compensation insurance policy for portions of 2003. Accordingly, $7.2 million of our cash and short-term investments are restricted.

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. On March 11, 2003, we completed the sale of our property located at 4281 Technology Drive, Fremont, California, for $6.3 million. Net cash proceeds from the sale were $5.2 million. The gain incurred by us on this transaction was less than $15,000. Under the terms of the sale agreement, we have agreed to lease back the property for a ten-year period. Accordingly, on March 11, 2003, we signed an operating lease for this property through March 2013. Total rent expense under these operating leases were approximately $0.9 million, $1.3 million and $1.3 million for years ended December 31, 2006, 2005 and 2004, respectively.

The following table summarizes our contractual obligations as of December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$7,289	$450	$1,039	$900	$4,900
Operating leases	4,577	645	1,446	1,530	956
Total	$11,866	$1,095	$2,485	$2,430	$5,856

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

	Quarters Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
Revenue	$13,072	$12,547	$10,355	$8,471	$7,717	$6,153	$6,032	$6,634
Cost of revenue	8,084	9,068	7,596	6,961	7,069	5,008	5,905	6,355
Gross profit	4,988	3,479	2,759	1,510	648	1,145	127	279
Operating expenses:
Selling, general and administrative	2,926	2,641	3,853	3,230	3,089	2,898	2,716	4,252
Research and development	854	392	571	534	466	472	423	362
Impairment charge	—	1,417	—	—	—	—	—	—
Restructuring charge (benefit)	—	—	—	(2)	460	14	237	125
Total operating expenses	3,780	4,450	4,424	3,762	4,015	3,384	3,376	4,739
Income (loss) from continuing operations	1,208	(971)	(1,665)	(2,252)	(3,367)	(2,239)	(3,249)	(4,460)
Interest income, net	101	103	111	128	130	136	131	119
Other income and (expense), net	1,016	641	814	238	416	193	196	105
Income (loss) from continuing operations before provision (benefit) for income taxes	2,325	(227)	(740)	(1,886)	(3,653)	(2,296)	(3,314)	(4,446)
Provision (benefit) for income taxes	(1,048)	(862)	138	318	(1,048)	45	18	35
Income (loss) from continuing operations	3,373	635	(878)	(2,204)	(2,605)	(2,341)	(3,332)	(4,481)
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	11	4	2	1	(126)	9	—	58
Gain from disposal, net of tax	—	—	—	—	—	250	53	300
Gain (loss) from discontinued operations, net of tax	11	4	2	1	(126)	259	53	358
Net income (loss)	$3,384	$639	$(876)	$(2,203)	$(2,731)	$(2,082)	$(3,279)	$(4,123)

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires that all share-based payments to employees, including grants of stock options, be recognized in the financial statements based on their fair value. Refer to Note 1 of the notes to consolidated financial statements for further discussion.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP FAS 115-1, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that the adoption of SFAS 155 may have on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 will be effective for us as of January 1, 2007. We are currently assessing the impact that the adoption of SFAS 156 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertain Tax Positions—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after Decemeber 15, 2006. We are currently assessing the impact that the adoption of FIN 48 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently assessing the impact that the adoption of EITF 06-3 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact that the adoption of SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective for us as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. We are currently assessing the impact that the adoption of SFAS 158 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the United States Securitires and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for us as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Since 2004 we no longer use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of December 31, 2006, and 2005, we had no outstanding commitments with respect to foreign exchange contracts.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2006	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$6,892	0.50%	$34	$31	$38
Cash equivalents	9,224	5.23	482	434	531
Investment in debt and equity instruments	26,578	4.52	1,201	1,081	1,321
Long-term debt	(7,289)	5.47	(399)	(359)	(439)
			$1,318	$1,187	$1,451

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2006 and 2005, the minority investments totaled $0.4 million for both years. In 2004, we recorded a $0.2 million charge related to impairment in one of the U.S. private companies.

Item 8.                        Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 57, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Quarterly Results of Operations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Item 10.                 Directors, Executive Officers and Corporate Governance

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

Item 11.                 Executive Compensation

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2007, under the section entitled “Executive Compensation and Other Matters.”

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2007, under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.”

Item 13.                 Certain Relationships and Related Transactions and Director Independence

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

We entered into an operating lease in July 2001 for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, president of our joint venture operations, was the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $484,000 for the year ended December 31, 2002 and $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to us. We began leasing this warehouse from the new owner on the date of sale up to the end of the lease expiration in July, 2006. Mr. Zhang no longer holds a $3.7 million note on the property as of December 31, 2006.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 22, 2007, under the section entitled “Principal Accounting Firm Fees.”

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AXT, Inc.:

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” applying the modified prospective method.

/s/ BURR, PILGER & MAYER LLP

San Jose, California
March 21, 2007

AXT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$16,116	$17,472
Short-term investments	19,428	5,555
Accounts receivable, net of allowances of $140 and $619 as of December 31, 2006 and 2005, respectively	9,658	5,226
Inventories, net	20,263	16,156
Prepaid expenses and other current assets	3,985	1,801
Assets held for sale	4,659	—
Total current assets	74,109	46,210
Property, plant and equipment, net	12,775	17,306
Restricted deposits	7,150	7,450
Other assets	4,298	3,832
Total assets	$98,332	$74,798
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,764	$3,070
Accrued liabilities	1,797	2,562
Accrued compensation and related charges	1,102	726
Accrued product warranty	459	120
Accrued restructuring costs	—	465
Customer prepayments	—	125
Current portion of long-term debt	450	300
Income taxes payable	178	2,495
Total current liabilities	7,750	9,863
Long-term debt, net of current portion	6,839	7,420
Other long-term liabilities	2,543	1,897
Total liabilities	17,132	19,180
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2006 and 2005, respectively	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 29,011 and 22,977 shares issued and outstanding as of December 31, 2006 and 2005, respectively	29	23
Additional paid-in-capital	180,936	155,441
Accumulated deficit	(103,832)	(104,776)
Other comprehensive income	535	1,398
Total stockholders’ equity	81,200	55,618
Total liabilities and stockholders’ equity	$98,332	$74,798

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Revenue	$44,445	$26,536	$35,454
Cost of revenue	31,709	24,337	35,705
Gross profit (loss)	12,736	2,199	(251)
Operating expenses:
Selling, general and administrative	12,650	12,955	11,561
Research and development	2,351	1,723	1,479
Impairment charge	1,417	—	210
Restructuring charge (benefit)	(2)	836	1,308
Total operating expenses	16,416	15,514	14,558
Loss from continuing operations	(3,680)	(13,315)	(14,809)
Interest income, net	443	516	262
Other income and (expense), net	2,709	(910)	94
Loss from continuing operations before provision (benefit) for income taxes	(528)	(13,709)	(14,453)
Provision (benefit) for income taxes	(1,454)	(950)	71
Income (loss) from continuing operations	926	(12,759)	(14,524)
Discontinued operations:
Gain (loss) from discontinued operations, net of tax	18	(59)	472
Gain from disposal, net of tax	—	603	419
Gain from discontinued operations, net of tax	18	544	891
Net income (loss)	$944	$(12,215)	$(13,633)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of tax	—	0.02	0.04
Net income (loss)	$0.03	$(0.54)	$(0.60)
Shares used in computing basic net income (loss) per share	23,303	23,047	23,063
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of tax	—	0.02	0.04
Net income (loss)	$0.03	$(0.54)	$(0.60)
Shares used in computing diluted net income (loss) per share	24,600	23,047	23,063

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock				Other
	Preferred Stock				Additional	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Income/(loss)	Total	Income/(loss)
	(In thousands)
Balance as of December 31, 2003	883	$3,532	22,957	$23	$155,155	$(78,928)	$(2,516)	$82,298
Common stock options exercised			56		153			153
Issuance of Employee Stock Purchase Plan stock			106		117			117
Compensation related to stock options					6			6
Comprehensive loss:
Net loss						(13,633)		(13,633)	$(13,633)
Unrealized gain (loss) on marketable securities							(1,104)	(1,104)	(1,104)
Currency translation adjustment							180	180	180
Balance as of December 31, 2004	883	3,532	23,119	23	155,431	(92,561)	1,592	68,017	(14,557)
Common stock options exercised			5		5			5
Issuance of Employee Stock Purchase Plan stock			55		59			59
Common stock repurchased			(202)		(246)			(246)
Compensation related to stock options					192			192
Comprehensive loss:
Net loss						(12,215)		(12,215)	(12,215)
Unrealized (loss) gain on marketable securities							(201)	(201)	(201)
Currency translation adjustment							7	7	7
Balance as of December 31, 2005	883	3,532	22,977	23	155,441	(104,776)	1,398	55,618	(12,409)
Common stock options exercised			284		556			556
Stock-based compensation					822			822
Issuance of common stock, net of stock issuance costs of $1,752			5,750	6	24,117			24,123
Comprehensive loss:
Net income						944		944	944
Unrealized (loss) gain on marketable securities							(1,331)	(1,331)	(1,331)
Currency translation adjustment							468	468	468
Balance as of December 31, 2006	883	$3,532	29,011	$29	$180,936	$(103,832)	$535	$81,200	$81

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$944	$(12,215)	$(13,633)
Adjustments to reconcile net income (loss) to cash (used in) provided by operations:
Depreciation	2,625	3,745	4,869
Amortization of marketable securities premium/discount	(79)	192	307
Stock-based compensation	822	192	6
Non-cash restructuring charge	—	736	1,308
Impairment of investments	—	—	210
Impairment of property, plant and equipment	1,417	—	—
Realized gain on sale of investments	3,301	—	—
Loss on disposal of property, plant and equipment	115	290	10
Gain on disposal of discontinued operations	—	(53)	(472)
Changes in assets and liabilities:
Accounts receivable, net	(4,432)	(1,192)	2,263
Inventories	(4,107)	306	7,621
Prepaid expenses	(2,184)	722	(948)
Other assets	(466)	—	(77)
Accounts payable	694	1,175	(743)
Accrued liabilities	(640)	(1,775)	(1,001)
Income taxes	(2,317)	(430)	(140)
Other long-term liabilities	646	561	80
Net cash (used in) provided by operating activities	(10,263)	(7,746)	(340)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,458)	(2,329)	(2,139)
Proceeds from disposal of property, plant and equipment	173	33	10
Purchases of marketable securities	(27,346)	(10,227)	(25,876)
Proceeds from sale of marketable securities	15,522	24,341	19,072
Proceeds from sale of assets held for sale	—	1,303	—
Decrease (increase) in restricted deposits	300	765	(1,087)
Net cash provided by (used in) investing activities	(15,809)	13,886	(7,846)
Cash flows from financing activities:
Proceeds from issuance of common stock	24,679	64	270
Repurchase of common stock	—	(246)	—
Proceeds from long-term debt borrowings	—	49	—
Long-term debt payments	(431)	(659)	(4,486)
Net cash provided by (used in) financing activities	24,248	(792)	(4,216)
Effect of exchange rate changes	468	7	180
Net increase (decrease) in cash and cash equivalents	(1,356)	5,355	(12,222)
Cash and cash equivalents at the beginning of the period	17,472	12,117	24,339
Cash and cash equivalents at the end of the period	$16,116	$17,472	$12,117
Supplemental Disclosures:
Interest paid	$372	$266	$271
Income taxes paid	$1,978	$111	$197

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

Foreign Currency Translation

The functional currencies of our Japanese and Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in other income and (expense) and income, net for the periods presented.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in other comprehensive income (loss) in stockholders’ equity.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer represented greater than 10% of revenue, totaling 12.8%, for the year ended December 31, 2006, two customers represented greater than 10% of revenue, totaling 20.7%, for the year ended December 31, 2005, while no customers represented greater than 10% of revenue for the year ended December 31, 2004. Our top five customers represented 40.0% of revenues for the year ended December 31, 2006, 37.5% of revenue for the year ended December 31, 2005, and 30.1% of revenue for the year ended December 31, 2004. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2006 at 20.4% and 13.7%, respectively. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2005 at 30.0% and 18.8%, respectively.

Cash Equivalents and Short-Term Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income and (expense) and income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other income and (expense) and income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We maintain in restricted deposits an amount approximately equal to the amount of the taxable bond.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectibility issues. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. From our allowance for doubtful accounts of $4.0 million at December 31, 2003, we wrote off $3.5 million of fully reserved accounts receivable resulting in the allowance for doubtful accounts of $0.5 million at December 31, 2004. From our allowance for doubtful accounts of $0.5 million at December 31, 2004, we wrote off $0.1 million of fully reserved accounts receivable for a Korean customer and decreased the allowance by $0.3 million due to improved collections mainly from a Japanese customer, while increasing the allowance for a large customer in China of $0.4 million, resulting in the allowance for doubtful accounts of $0.5 million at December 31, 2005. During 2006, we increased our collection efforts and collected the entire amount from this large customer in China requiring us to reverse this $0.4 million allowance resulting in the allowance for doubtful accounts of $0.1 million at December 31, 2006. As of December 31, 2006, our accounts receivable balance was $9.7 million, which was net of an allowance for doubtful accounts of $0.1 million. As of December 31, 2005, our accounts receivable balance was $5.2 million, which was net of an allowance for doubtful accounts of $0.5 million. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. From our allowance for sales returns of $0.5 million as of December 31, 2003, we increased the reserve for sales returns by $0.1 million resulting in the allowance for sales returns of $0.6 million as of December 31, 2004. From our allowance for sales returns of $0.6 million as of December 31, 2004, we utilized $0.5 million for investigation related returns, resulting in the allowance for sales returns of $0.1 million as of December 31, 2005. During 2006, the allowance for sales returns remained at approximately $0.1 million. The total allowances deducted from gross accounts receivable as of December 31, 2006 is $0.1 million, compared to $0.6 million as of December 31, 2005.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, plant and equipment, and intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” When events and circumstance indicate that long-lived assets may be impaired, management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which has been decontaminated and is being prepared for sale. This property has been classified as “Assets held for sale” in the amount of $4.7 million on the consolidated balance sheet as of December 31, 2006.

Segment Reporting

Our business is conducted in a single operating segment. Our chief executive officer reviews a single set of financial data that encompasses our entire operations for purposes of making operating decisions and assessing financial performance.

Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. In the third quarter of 2004, we recorded an impairment charge of $0.2 million to write down the value of our investment in a private company. We made the decision to write down the investment as a result of the declining financial position of the investee, evidenced by an audit opinion with a going concern explanatory paragraph received by the investee. The $0.2 million was the remaining balance of this investment. No further write-downs were recorded in 2006 or 2005.

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

Prior to the Adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original

SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data):

	Year Ended December 31, 2005	Year Ended December 31, 2004
Net loss:
As reported	$(12,392)	$(13,810)
Add: Stock-based employee compensation expense included in net loss as reported	192	6
Less: Stock-based compensation expense using the fair value based method, net of related tax	(1,035)	(1,330)
Pro forma net loss	$(13,235)	$(15,134)
Basic and diluted net loss per common share
As reported	$(0.54)	$(0.60)
Pro forma	$(0.57)	$(0.66)
Shares used in computing basic and diluted net loss per share	23,047	23,063

Impact of the Adoption of SFAS 123 (R)

We elected to adopt the modified prospective application transition method as provided by SFAS 123(R), and we recorded $822,000 in our consolidated statements of operations for year ended December 31, 2006. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). In accordance with the modified prospective application transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

Year Ended December 31, 2006
Stock-based compensation in the form of employee stock options, included in:
Cost of revenue	$96
Selling, general and administrative	539
Research and development	187
Total stock-based compensation	$822
Tax effect on stock-based compensation	—
Net effect on net income or loss	$822
Shares used in computing basic net income (loss) per share	23,303
Shares used in computing diluted net income (loss) per share	24,600
Effect on basic net income per share	$(0.04)
Effect on diluted net income per share	$(0.03)

As of December 31, 2006, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1,167,000, net of estimated forfeitures of $31,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.59 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of December 31, 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The weighted-average grant date fair value of our stock options granted to employees during 2006, 2005, and 2004 was $2.89, $0.89, and $1.17 per share, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.7%	4.3%	3.6%
Expected life (in years)	3.9	5.0	5.0
Dividend yield	—	—	—
Estimated forfeitures	12.4%	—	—
Volatility	78.2%	89.7%	103.0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the expected future volatility over the period commensurate with the expected life of the options. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation for stock options is based on the observed historical option exercise behavior and  post-vesting forfeitures of options by the Company’s employees. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant. The Employee Stock Purchase Plan was suspended in February 2005.

Research and Development

Research and development costs consisting primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative, are expensed as incurred. Advertising costs for the years ended December 31, 2006, 2005, and 2004 were $52,000, $22,000 and $51,000, respectively.

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

Comprehensive Income(Loss)

We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the accompanying consolidated statements of stockholders’ equity.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS 154, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The adoption of FSP FAS 115-1, effective January 1, 2006, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 allows entities the option of applying fair value accounting to certain hybrid financial instruments in their entirety if they contain embedded derivatives that would otherwise require bifurcation under SFAS 133. SFAS 155 will be effective for us as of January 1, 2007. We are currently assessing the impact that the adoption of SFAS 155 may have on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 will be effective for us as of January 1, 2007. We are currently assessing the impact that the adoption of SFAS 156 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting For Uncertain Tax Positions—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after Decemeber 15, 2006. We are currently assessing the impact that the adoption of FIN 48 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently assessing the impact that the adoption of EITF 06-3 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact that the adoption of SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year-end. SFAS 158 is effective for us as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. We are currently assessing the impact the adoption of SFAS 158 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for us as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

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

In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. Of this total escrow, $0.8 million could be released after the one year anniversary of the sale of the opto-electronics business and the remainder could be released after the second anniversary of the sale. To date, we have resolved all claims made against the $1.0 million that was held in escrow. For the year ended December 31, 2005, we recorded a $0.6 million gain from escrow refund, a $0.1 million gain in property tax refunds and gain on disposal of properties, offset by $0.2 million in expenses totaling a net gain of $0.5 million. Of the $0.8 million escrow amount, approximately $0.2 million was received in 2004, while the remaining $0.6 million was received in 2005.

In June 2005, we completed the sale of a building located in Monterey Park, California. This asset had been classified as “assets held for sale” in the amount of $1.25 million on the consolidated balance sheet as of December 31, 2004. We received net proceeds on the sale of the property of approximately $1.3 million and accordingly recorded a gain on disposal of $0.1 million.

Our consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenue	$—	$—	$—
Cost of revenue	—	—	—
Gross loss	—	—	—
Operating expenses:
Selling, general and administrative	—	(59)	(222)
Total operating expenses	—	(59)	(222)
Gain (loss) from operations	—	59	222
Other income (expense), net	18	—	250
Gain (loss) from discontinued operations before gain on disposal	18	(59)	472
Gain on disposal	—	603	419
Net gain from discontinued operations	$18	$544	$891

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2006	2005
Current assets:
Cash	$395	$472
Total current assets	395	472
Other assets	—	—
Total assets	$395	$472
Current liabilities:
Accrued liabilities	$—	$95
Total liabilities	—	95
Net assets	395	377
Total liabilities and net assets	$395	$472

Note 3. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:

Cash	$6,892	$—	$—	$6,892	$12,803	$—	$—	$12,803
Cash equivalents:
Money market fund	7,045	—	—	7,045	1,729	—	—	1,729
US Treasury and agency securities	2,179	—	—	2,179	—	—	—	—
Commercial paper	—	—	—	—	2,940	—	—	2,940
Total cash equivalents	9,224	—	—	9,224	4,669	—	—	4,669
Total cash and cash equivalents	16,116	—	—	16,116	17,472	—	—	17,472
Investments:
US Treasury and agency securities	12,277	—	(39)	12,238	4,460	—	(12)	4,448
Asset-backed securities	809	—	(1)	808	3,285	—	(11)	3,274
Commercial paper	500	—	—	500	—	—	—	—
Corporate bonds	13,035	—	(3)	13,032	2,504	—	(13)	2,491
Corporate equity securities	—	—	—	—	1,468	1,324	—	2,792
Total investments	26,621	—	(43)	26,578	11,717	1,324	(36)	13,005
Total cash, cash equivalents and investments	$42,735	—	$(43)	$42,694	$29,189	$1,324	$(36)	$30,477
Contractual maturities on investments:
Due within 1 year	$13,767			$13,727	$8,384			$9,682
Due after 1 through 5 years	12,854			12,851	3,333			3,323
	$26,621			$26,578	$11,717			$13,005

The investments include $7.2 million and $7.5 million recorded as restricted deposits on the consolidated balance sheets as of December 31, 2006 and 2005, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the year ended December 31, 2006, we had $3.3 million of gross realized gains on sales of our available-for-sale securities. For the year ended December 31, 2005, we had no gross realized gain or loss on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006. We have determined that the gross unrealized losses on our available-for-sale securities as of December 31, 2006 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2006 and 2005 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2006	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
US Treasury and agency securities	$10,841	$(38)	$1,397	$(1)	$12,238	$(39)
Asset-backed securities	—	—	809	(1)	809	(1)
Corporate bonds	1,387	(3)	296	—	1,683	(3)
Total in loss position	$12,228	$(41)	$2,502	$(2)	$14,730	$(43)

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2005	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
US Treasury and agency securities	$2,757	$(9)	$1,691	$(3)	$4,448	$(12)
Asset-backed securities	1,642	(4)	1,632	(7)	3,274	(11)
Corporate bonds	2,491	(13)	—	—	2,491	(13)
Total in loss position	$6,890	$(26)	$3,323	$(10)	$10,213	$(36)

Note 4. Inventories, Net

The components of inventory are summarized below (in thousands):

	As of December 31,
	2006	2005
Inventories:
Raw materials	$8,419	$6,667
Work in process	11,222	9,141
Finished goods	622	348
	$20,263	$16,156

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2006	2005
Property, plant and equipment:
Land	$—	$1,120
Building	10,019	16,421
Machinery and equipment	19,523	17,798
Leasehold improvements	769	868
Construction in progress	2,363	623
	32,674	36,830
Less: accumulated depreciation and amortization	(19,899)	(19,524)
	$12,775	$17,306

Depreciation expense was $2.6 million, $3.7 million, and $4.9 million for the years ended 2006, 2005, and 2004, respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands) :

	Investment Balance As of December 31,		Accounting	Ownership
Company	2006	2005	Method	Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Germanium Co. Ltd	1,304	864	Equity	25
Emeishan Jia Mei High Purity Metals Co., Ltd	670	596	Equity	25

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (Ji Ya) at inception was 51%. During 2005, our ownership share was reduced to 46% as 5% of our ownership was given to Ji Ya’s  management upon fulfillment of working at Ji Ya for at least four years. There are no further outstanding commitments. We will continue to consolidate Ji Ya as we have significant influence in management and have a majority control of the board. Our chief financial officer is chairman of the board, while our chief executive officer, our chief operating officer, and our president of joint venture operations are members of the board.

We have a similar arrangement with Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) where our ownership at inception was 88%. During 2005, our ownership share was reduced to 83% as 5% of our ownership was given to Jin Mei’s management upon fulfillment of working at Jin Mei for at least three years. There are no further outstanding commitments. We will continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief operating officer is chairman of the board, while our chief executive officer and our president of joint venture operations are members of the board.

We have significant influence in management over Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), have a controlling financial interest of 70%, and have a majority control of the board. Our chief executive officer is chairman of the board, while our chief operating officer and our president of joint venture operations are members of the board.

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $2.0 million and $1.5 million at December 31, 2006 and 2005, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

•       both companies have sustainable businesses of their own;

•       our voting power is proportionate to our ownership interests;

•       we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•       we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to either company.

Undistributed retained earnings relating to our investments in these privately-held companies were $4.4 million and $2.6 million as of December 31, 2006 and 2005, respectively. Net income recorded from our investments was $1.8 million, $1.1 million, and $0.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 7. Investments

As of December 31, 2006 we only maintain minority investments in private companies. During 2006 we sold all of our shares of common stock of the only publicly traded company we held, Finisar Corporation, generating net proceeds of $4.4 million and recording a gain of $3.3 million, which is included in other income and (expense). Our investments in private companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2006 and 2005, the minority investments totaled approximately $0.4 million for both years.

Note 8. Restructuring Costs

As of December 31, 2006 and 2005, our restructuring accruals are as follows (in thousands):

2006	Restructuring Accrual as of December 31, 2005	Reversals/ Additions	Payments	Restructuring Accrual as of December 31, 2006
Future lease payments related to abandoned facilities	$250	$—	$(250)	$—
Workforce reduction	215	(2)	(213)	—
Total	$465	$(2)	$(463)	$—

2005	Restructuring Accrual as of December 31, 2004	Additions	Payments	Restructuring Accrual as of December 31, 2005
Future lease payments related to abandoned facilities	$552	$236	$(538)	$250
Workforce reduction	—	329	(114)	215
Japan office closure	—	271	(271)	—
Total	$552	$836	$(923)	$465

2004	Restructuring Accrual as of December 31, 2003	Additions	Payments	Restructuring Accrual as of December 31, 2004
Future lease payments related to abandoned facilities	$—	$845	$(293)	$552
Workforce reduction	—	463	(463)	—
Total	$—	$1,308	$(756)	$552

In March 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Accordingly, we recorded a restructuring charge of $0.1 million in March 2005 relating to the reduction in work force, which we completed in June 2005. We anticipate annual savings of $0.3 million relating to this reduction in force.

In April 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Accordingly, we recorded restructuring charges of $0.1 million in the second and third quarters of 2005, respectively, relating to the closure of our Japan office. We also anticipate payroll and related expense annual savings of approximately $0.3 million.

In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that are no longer required to support production and operations, or approximately 29 percent, over the next 120 days. This measure was being taken as part of our ongoing effort to downsize our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $0.3 million in December 2005 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. We anticipate that the cash outflow from this charge to be incurred over the two quarters commencing in the first quarter of 2006 and we expect to save $0.9 million annually in payroll and related expenses. Also in December 2005, we recorded an additional restructuring charge of approximately $0.2 million, primarily related to the final liquidation procedures of AXT’s Japan office so as to eliminate the remaining assets. There is no expected cash outflow of this charge.

Overall for the year ended December 31, 2005, we recorded restructuring charges of $0.2 million relating to lease costs associated with facilities located in California that are no longer required to support production. The remaining restructuring accrual for future lease payments related to abandoned U.S. facilities of $0.3 million was paid out during 2006, and was included on the accompanying consolidated balance sheet as accrued restructuring.

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

Note 9. Debt

Credit Facility

As of December 31, 2006, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $7.2 million. We have pledged and placed cash and certain investment securities with the trust department of the bank as additional collateral for this facility. Accordingly, $7.2 million of cash and short-term investments are restricted.

Long-Term Debt

The components of long-term debt are summarized below (in thousands):

	As of December 31,
	2006	2005
Taxable revenue bonds, collateralized by a letter of credit from a bank, bearing interest at the H15 30 day bond yield for commercial paper which was 5.47% as of December 31, 2006, maturing December 2023	$7,150	$7,450
Joint venture long term debt by outside shareholder at zero% interest maturing in 2008	139	270
	7,289	7,720
Less current portion	(450)	(300)
	$6,839	$7,420
Maturities of long-term debt as of December 31, 2006 were as follows:
2007	$450
2008	589
2009	450
2010	450
2011	450
Thereafter	4,900
	$7,289

Note 10. Stockholders’ Equity

In August 2004, we announced the adoption of a stock repurchase program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of our common stock. This plan was extended for one year in July 2005. Repurchases were made from time to time in the open market during the twelve-month period ended July 31, 2006, at prevailing market prices using our own cash resources. As of December 31, 2005, we had 22,977,301 shares of common stock outstanding and 201,516 shares were repurchased in 2005 under this program. As of December 31, 2006, we had 29,010,546 shares of common stock outstanding and no shares were repurchased in 2006 under this program, which has now expired.

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding at December 31, 2006, and 2005, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock. These preferred shares were issued when we completed our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following summarizes our stock option activity under the 1993 Plan and the 1997 Plan, and related weighted average exercise price within each category for each of the years ended December 31, 2004, 2005, and 2006 (in thousands, except per share data):

	Available for Grant	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)
Options outstanding as of December 31, 2003	2,398	2,588	$10.79
Granted	(600)	600	1.51
Exercised	—	(56)	2.73
Canceled	822	(822)	15.47
Options outstanding as of December 31, 2004	2,620	2,310	2.70
Granted	(866)	866	1.27
Exercised	—	(5)	1.28
Canceled	254	(254)	2.45
Options outstanding as of December 31, 2005	2,008	2,917	2.30
Granted	(180)	180	4.52
Exercised	—	(284)	1.96
Canceled	85	(85)	1.50
Options outstanding as of December 31, 2006	1,913	2,728	$2.51	6.37	$7,091
Options vested and expected to vest as of December 31, 2006		2,516	$2.55	6.20	$6,508
Options exercisable as of December 31, 2006		1,857	$2.74	5.41	$4,715

The options outstanding and exercisable as of December 31, 2006 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2006			Options Vested and Exercisable as of December 31, 2006
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,475	$1.29	7.01	851	$1.30
$1.39 - $ 1.44	11	$1.41	8.39	4	$1.41
$1.45 - $ 2.24	620	$2.17	5.68	556	$2.18
$2.25 - $ 5.00	504	$3.99	6.17	328	$3.65
$5.01 - $41.50	118	$13.41	2.77	118	$13.41
	2,728	$2.51	6.37	1,857	$2.74

The total intrinsic value of options exercised for the year ended December 31, 2006 was $0.4 million. Cash received from option exercises for the year ended December 31, 2006 was $0.6 million. The total fair value of options vested for the year ended December 31, 2006 was $2.0 million.

As of December 31, 2005 and 2004, options to purchase 1,536,000 shares and 1,114,000 shares at weighted average exercise prices of $3.03 and $3.40 per share were vested and exerciseable, respectively.

Employee Stock Purchase Plan

In February 1998, our board of directors approved the 1998 Employee Stock Purchase Plan (1998 Purchase Plan). Our stockholders approved the 1998 Purchase Plan in March 1998. A total of 900,000 shares of our common stock were reserved for issuance under the 1998 Purchase Plan, of which a total of approximately 845,000 shares were purchased as of December 31, 2005. The 1998 Purchase Plan permited eligible employees to acquire shares of our common stock through payroll deductions. The common stock purchase price was 85% of the lower of the market price of the common stock at the purchase date or the date of offer to the employee. A total of approximately 55,000 and 106,000 shares, respectively, of common stock have been issued under the 1998 Purchase Plan for the years ended December 31, 2005 and 2004, respectively. We suspended the 1998 Purchase Plan in February 2005.

Retirement Savings Plan

We have a 401(k) Savings Plan (Savings Plan) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. In 2005 we amended the savings plan to allow all full-time participants (as defined) to contribute up to 10% of their earnings to the Savings Plan with a discretionary matching amount provided by us. Our contributions to the Savings Plan were $0.4 million, $0.3 million, and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual during 2006 and 2005 (in thousands):

	Years Ended December 31,
	2006	2005
Beginning accrued warranty and related costs	$120	$135
Charged to cost of revenue	668	54
Actual warranty expenditures	(329)	(69)
Ending accrued warranty and related costs	$459	$120

Sales Returns

In March 2004, we recorded a reserve for sales returns of $0.7 million related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of December 31, 2006, this reserve was zero since approximately $0.5 million had been utilized and approximately $0.2 million had been reversed to revenue in 2005 as we favorably resolved an outstanding matter with a customer.

Note 13. Income Taxes

The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(2,064)	$(1,099)	$—
State	4	—	—
Foreign	606	149	71
Total current	(1,454)	(950)	71
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net benefit for income taxes	$(1,454)	$(950)	$71

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefits	0.5	(1.8)	(1.7)
Change in valuation allowance	50.3	30.9	30.1
Stock compensation	60.8	—	—
Foreign rate differences	(470.7)	(2.2)	5.4
Dividend from PRC investee	45.0	—	—
Net loss from privately-held PRC investments	(15.3)	—	—
Other	3.4	0.9	1.7
Effective tax rate	(291.0)%	(7.2)%	0.5%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Net operating loss	$43,149	$42,546
Accruals and reserves not yet deductible	4,648	5,345
Credits	3,359	4,329
	51,156	52,220
Deferred tax liabilities:
State taxes	—	(72)
Unrepatriated foreign earnings	(1,239)	(1,239)
	(1,239)	(1,311)
Net deferred tax assets	49,917	50,909
Valuation allowance	(49,917)	(50,909)
Net deferred tax assets	$—	$—

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $120.1 million and $46.8 million, respectively, which will expire beginning in 2020 and 2007, respectively. In addition, we had federal tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2019. We also had state tax credit carryforwards of approximately $2.7 million which will expire beginning 2007.

In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result of this, we reversed approximately $2.1 million in 2006 and $1.1 million in 2005 of income taxes payable accrued for potential exposures relating to those years. This amount is shown as a benefit from income taxes on our consolidated statements of operations.

The deferred tax asset valuation allowance as of December 31, 2006 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased by $1.0 million, increased by $12.1 million, and increased by $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Note 14. Net loss per Share

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Income (loss) from continuing operations	$926	$(12,759)	$(14,524)
Gain from discontinued operations, net of tax	18	544	891
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) to common stockholders	$767	$(12,392)	$(13,810)
Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	23,303	23,047	23,063
Effect of dilutive securities:
Common stock options	1,297	—	—
Denominator for dilutive net income (loss) per share	24,600	23,047	23,063
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of taxes	—	0.02	0.04
Net income (loss) to common stockholders	$0.03	$(0.54)	$(0.60)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of taxes	—	0.02	0.04
Net income (loss) to common stockholders	$0.03	$(0.54)	$(0.60)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	362	2,917	2,310

Note 15. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the company. All material operating units qualify for aggregation due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2006	2005	2004
Product revenue:
North America*	$13,029	$5,168	$7,514
Europe	8,365	6,186	6,840
Japan	3,347	2,854	5,156
Taiwan	7,647	3,843	8,397
Asia Pacific (excluding Japan and Taiwan)	12,057	8,485	7,547
	$44,445	$26,536	$35,454

*                    Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2006	2005
Long-lived assets:
North America	$426	$6,547
Asia Pacific	12,349	10,759
	$12,775	$17,306

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

We discontinued the use of short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements since 2004. As of December 31, 2006, and 2005, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange losses (gains) of $123,000, $222,000, and ($60,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

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

We entered into an operating lease in July 2001 for warehouse space in Fremont, CA with 4160 Business Center, LLC, a real estate holding company, in which Davis Zhang, our president of joint venture operations, was the sole shareholder. Lease payments to 4160 Business Center, LLC were approximately $484,000 for the year ended December 31, 2002 and $121,000 for the three months ended March 31, 2003. In April of 2003, Mr. Zhang sold this warehouse to a party unrelated to us. We began leasing this warehouse from the new owner on the date of sale. Mr. Zhang no longer holds a $3.7 million note on the property as of December 31, 2006.

Note 18. Commitments and Contingencies

Legal Matters

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our former chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we have moved to dismiss. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our former chief technology officer and one of our suppliers. The lawsuit is brought on behalf of two former employees and their minor child. The complaint alleges personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. We believe that there are meritorious defenses against this litigation and intend to vigorously defend it. Our commercial general liability insurance carrier has agreed to fund our defense of the case, but has reserved the right to deny coverage, in whole or in part, in the future under selected policy provisions and applicable law. The plaintiffs have made an initial settlement demand within our insurance limits. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of the litigation could have an adverse impact on our business, financial condition and results of operations.

Leases

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expenses under these operating leases were $0.9 million, $1.3 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total minimum lease payments under these leases as of December 31, 2006 are summarized below (in thousands):

Lease Payment
2007	$645
2008	712
2009	734
2010	754
2011	776
Thereafter	956
$4,577

Contract Commitments

We had entered into contracts to supply several large customers with GaAs wafers. The contracts guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2004. The contract sales prices were subject to review quarterly and could be adjusted in the event that raw material prices changed. In the event of non-delivery of the determined wafer quantities in any monthly delivery period, we could be subject to non-performance penalties of between 5% and 10% of the value of the delinquent monthly deliveries. We have not received any claims for non-performance penalties due to non-delivery. As of December 31, 2006, we had met all of our current delivery obligations under these contracts and do not show any amount owing. Partial prepayments received for these supply contracts totaling $125,000 was included in customer prepayments in the accompanying consolidated balance sheet as of December 31, 2005.

Note 19. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2005:
Revenue	$6,634	$6,032	$6,153	$7,717
Gross profit	279	127	1,145	648
Net loss	(4,123)	(3,279)	(2,082)	(2,731)
Net loss per share, basic and diluted	$(0.18)	$(0.14)	$(0.09)	$(0.12)
2006:
Revenue	$8,471	$10,355	$12,547	$13,072
Gross profit	1,510	2,759	3,479	4,988
Net income (loss)	(2,203)	(876)	639	3,384
Net income (loss) per share, basic	$(0.10)	$(0.04)	$0.03	$0.14
Net income (loss) per share, diluted	$(0.10)	$(0.04)	$0.02	$0.13

Note 20. Subsequent Events

On January 9, 2007 we announced the closing of the sale of an additional 862,500 shares of common stock from our December 19, 2006 public offering pursuant to the underwriter’s exercise of their over-allotment option at a price of $4.50 per share. We received additional net proceeds from the exercise of the over-allotment option of approximately $3.6 million, after deducting the underwriting discount and estimated offering expenses.

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the PRC with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008.

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
Date: March 23, 2007

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

Signature	Title	Date
/s/ PHILIP C.S. YIN	Chief Executive Officer and Director	March 23, 2007
Philip C.S. Yin	(Principal Executive Officer)
/s/ WILSON W. CHEUNG	Chief Financial Officer	March 23, 2007
Wilson W. Cheung	(Principal Financial Officer and Principal Accounting Officer)
/s/ RAYMOND A. LOW	Vice President, Corporate Controller	March 23, 2007
Raymond A. Low
/s/ JESSE CHEN	Chairman of the Board of Directors	March 23, 2007
Jesse Chen
/s/ DAVID C. CHANG	Director	March 23, 2007
David C. Chang
/s/ LEONARD LEBLANC	Director	March 23, 2007
Leonard LeBlanc
/s/ MORRIS S. YOUNG	Director	March 23, 2007
Morris S. Young

AXT, Inc.
EXHIBITS
TO
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2006

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

10.17(9)	Offer letter to Mr. Philip C.S. Yin.*
10.18(10)	Offer letter to Mr. Minsheng Lin.*
10.19(11)	Employement agreement between the Company and Mr. Wilson W. Cheung.*
10.20(12)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.21(13)	Employement agreement between the Company and Mr. Davis Zhang.*
10.22(14)	Agreement dated February 27, 2007 by and between AXT, Inc. and Recapture Metals Limited. **
21.1(15)	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Burr, Pilger & Mayer LLP.
24.1	Power of Attorney (see signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(14)   Incorporated by reference to exhibit 10.22 to registrant’s Form 8-K filed with the SEC on March 5, 2007.

(15)   Incorporated by reference to exhibit 21.1 to registrant’s Form S-3/A (333-135474) filed with the SEC on July 28, 2006.

*                    Management contract or compensatory plan.

**             Confidential treatment has been requested of the SEC for portions of the exhibit.