Form 10-Q
period 2007-03-31
AXT INC
filed 2007-05-11
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.001 par value	29,894,949

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$15,064	$16,116
Short-term investments	21,529	19,428
Accounts receivable, net of allowances of $110 and $140 as of March 31, 2007 and December 31, 2006, respectively	8,561	9,658
Inventories, net	24,389	20,263
Prepaid expenses and other current assets	3,630	3,985
Assets held for sale	4,659	4,659
Total current assets	77,832	74,109
Property, plant and equipment, net	13,757	12,775
Restricted deposits	7,000	7,150
Other assets	4,499	4,298
Total assets	$103,088	$98,332

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,115	$3,764
Accrued liabilities	4,052	3,358
Current portion of long-term debt	450	450
Income taxes payable	130	178
Total current liabilities	7,747	7,750
Long-term debt, net of current portion	6,611	6,839
Other long-term liabilities	2,099	2,543
Total liabilities	16,457	17,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2007 and December 31, 2006.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 29,895 and 29,011 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	184,763	180,936
Accumulated deficit	(102,488)	(103,832)
Accumulated other comprehensive income	794	535
Total stockholders’ equity	86,631	81,200
Total liabilities and stockholders’ equity	$103,088	$98,332

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenue	$12,526	$8,471
Cost of revenue	7,121	6,961
Gross profit	5,405	1,510
Operating expenses:
Selling, general and administrative	3,703	3,230
Research and development	460	534
Restructuring charge	—	(2)
Total operating expenses	4,163	3,762
Income (loss) from continuing operations	1,242	(2,252)
Interest income, net	224	128
Other income (expense), net	(11)	238
Income (loss) before provision for income taxes	1,455	(1,886)
Provision for incomes taxes	111	318
Income (loss) from continuing operations	1,344	(2,204)
Discontinued operations:
Gain from discontinued operations, net of tax	—	1
Net income (loss)	$1,344	$(2,203)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.10)
Gain from discontinued operations, net of tax	—	—
Net income (loss)	$0.04	$(0.10)
Shares used in computing basic net income (loss) per share	29,798	22,986
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.10)
Gain from discontinued operations, net of tax	—	—
Net income (loss)	$0.04	$(0.10)
Shares used in computing diluted net income (loss) per share	31,324	22,986

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,344	$(2,203)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	321	838
Accretion of marketable securities premium/discount	(29)	(9)
Loss on disposal of property, plant and equipment	—	48
Stock-based compensation	120	257
Realized loss (gain) on sale of investments	10	(376)
Changes in assets and liabilities:
Accounts receivable, net	1,112	(691)
Inventories	(4,096)	354
Prepaid expenses	380	(1,058)
Other assets	(191)	147
Accounts payable	(658)	(607)
Accrued liabilities	684	(1,078)
Income taxes	(49)	471
Other long-term liabilities	(464)	(254)
Net cash used in operating activities	(1,516)	(4,161)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,167)	(98)
Proceeds from disposal of property, plant and equipment	—	159
Purchases of marketable securities	(5,113)	(3,670)
Proceeds from sale of marketable securities	3,060	3,382
Decrease in restricted deposits	150	—
Net cash used in investing activities	(3,070)	(227)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,708	66
Long-term debt payments	(229)	(168)
Net cash provided by (used in) financing activities	3,479	(102)
Effect of exchange rate changes on cash and cash equivalents	55	(129)
Net decrease in cash and cash equivalents	(1,052)	(4,619)
Cash and cash equivalents at the beginning of the period	16,116	17,472
Cash and cash equivalents at the end of the period	$15,064	$12,853

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, “Company”, “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our subsidiaries for all periods presented.

Our management  has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2007.

Note 2. Discontinued Operations

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Revenue	$—	$—
Cost of revenue
Gross profit	—	—
Operating expenses:
Selling, general and administrative	$	$(1)
Total operating expenses	—	(1)
Gain from operations, net of tax	—
Gain on disposal, net of tax	—	—
Net income	$—	$1

In the three month period ended March 31, 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In the three month period ended March 31, 2006, the $1,000 in income was from interest on cash balances held in the discontinued operations.

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets was as follows (in thousands):

	March 31, 2007	December 31, 2006
Current assets:
Cash	$—	$395
Total current assets	—	395
Total assets	$—	$395

Net assets	—	395
Total liabilities and net assets	$—	$395

Note 3. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS No. 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.

Impact of the Adoption of SFAS 123(R)

Under the modified prospective application transition method as provided by SFAS 123(R), we recorded $120,000 and $257,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three months ended March  31, 2007, and 2006, respectively. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation plan (in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$13	$28
Selling, general and administrative	89	173
Research and development	18	56

Total stock-based compensation	120	257
Tax effect on stock-based compensation		—

Net effect on net income (loss)	$120	$257

Effect on basic net income (loss) per share	$—	$(0.01)
Effect on diluted net income (loss) per share	$	$(0.01)

As of March 31, 2007 and 2006, the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $ 995,000 and $1.2 million, respectively, net of estimated forfeitures of $33,000 and $158,000, respectively. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2007 and 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). There were no stock option grants made in the three months ended March 31, 2007. The fair value of our stock options granted to employees for the three months ended March 31, 2006 was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
2006
Expected term (in years)	5.0

Volatility	86.20%

Expected dividend	0%

Risk-free interest rate	4.82%

Estimated forfeitures	9.59%

Weighted-average fair value	$1.53

The following table summarizes the stock option transactions during the three months ended March 31, 2007 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2006	2,728	$2.51

Granted		—

Exercised	(22)	2.04

Canceled	(16)	1.28

Options outstanding as of March 31, 2007	2,690	$2.52	6.19	$7,140

Options vested and expected to vest as of March 31, 2007	2,666	$2.52	6.17	$7,073

Options exercisable as of March 31, 2007	1,918	$2.70	5.31	$5,046

The options outstanding and exercisable as of March 31, 2007 were in the following exercise price ranges:

Options Outstanding as of March 31, 2007				Options Exercisable as of March 31, 2007
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,451,180	$1.29	6.86	910,442	$1.30
$1.39 - $ 1.44	11,500	$1.41	8.14	5,167	$1.41
$1.45 - $ 2.24	610,530	$2.17	5.49	558,489	$2.18
$2.25 - $ 5.00	499,723	$4.00	5.91	326,490	$3.65
$5.01 - $41.50	117,500	$13.41	2.52	117,500	$13.41
	2,690,433	$2.52	6.19	1,918,088	$2.70

The total intrinsic value of options exercised for the three months ended March 31, 2007 was $70,000. Cash received from option exercises for the three months ended March 31, 2007 was $45,000. The total fair value of options vested for the three months ended March 31, 2007 was $314,000. The total intrinsic value of options exercised for the three months ended March 31, 2006 was $66,000. Cash received from option exercises for the three months ended March 31, 2006 was $66,000. The total fair value of options vested for the three months ended March 31, 2006 was $509,000.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$8,630	$—	$—	$8,630	$6,892	$—	$—	$6,892
Cash equivalents:
Money market fund	4,242	—	—	4,242	7,045	—	—	7,045
U.S. Treasury and agency securities	2,192	—	—	2,192	2,179	—	—	2,179
Commercial paper	—	—	—	—	—	—	—	—

Total cash equivalents	6,434	—	—	6,434	9,224	—	—	9,224
Total cash and cash equivalents	15,064	—	—	15,064	16,116	—	—	16,116

Investments:
U.S. Treasury and agency securities	12,773	—	(25)	12,748	12,277	—	(39)	12,238
Asset-backed securities	83	—	—	83	809	—	(1)	808
Commercial paper	—	—	—	—	500	—	—	500
Corporate bonds	15,687	61	(50)	15,698	13,035	—	(3)	13,032
Total investments	28,543	61	(75)	28,529	26,621	—	(43)	26,578
Total cash, cash equivalents and investments	$43,607	$61	$(75)	$43,593	$42,737	$—	$(43)	$42,694

Contractual maturities on investments:
Due within 1 year	$11,454			$11,435	$13,767			$13,727
Due after 1 through 5 years	17,086			17,094	12,854			12,851
	$28,540			$28,529	$26,621			$26,578

The investments include $7.0 million and $7.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended March 31, 2007, we had $10,000 in gross realized losses on sales of our available-for-sale securities. For the three months ended March 31, 2006, we had $376,000 in gross realized gains on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006 and the first three months of 2007. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2007 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2007 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
U.S. Treasury and agency securities	$9,398	$(18)	$1,952	$(7)	$11,350	$(25)
Corporate bonds	839	(1)	3,301	(49)	4,140	(50)
Total in loss position	$10,237	$(19)	$5,253	$(56)	$15,490	$(75)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2007	2006
Inventories, net:
Raw materials	$10,715	$8,419
Work in process	12,963	11,222
Finished goods	711	622
	$24,389	$20,263

Note 6. Restructuring Charges

During the three months ended March 31, 2007, there were no restructuring charges. During the three months ended March 31, 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual.

Note 7. Net Income (Loss) Per Share

Basic net income (loss) per common share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issueable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$1,344	$(2,203)
Less: Preferred stock dividends	(44)	(44)
Net income (loss) available to common stockholders	$1,300	$(2,247)
Denominator:
Denominator for basic net loss per share - weighted average common shares	29,798	22,986
Effect of dilutive securities:
Common stock options	1,526	—
Denominator for dilutive net loss per common share	31,324	22,986
Basic net income (loss) per share	$0.04	$(0.10)
Diluted net income (loss) per share	$0.04	$(0.10)
Options excluded from diluted net loss per share as the impact is anti-dilutive	362	2,835

Note 8. Comprehensive Income

The components of comprehensive gain are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$1,344	$(2,203)
Foreign currency translation gain (loss)	230	(129)
Unrealized gain on available for sale investments	29	3,311
Less: reclassification adjustment for realized gain included in net loss	—	(376)
Comprehensive income	$1,603	$603

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating our resources and assessing our performance. All material operating units qualify for aggregation under SFAS No. 131 due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2007	2006
Net revenues:
North America*	$3,342	$1,959
Europe	2,065	1,406
Japan	2,386	666
Taiwan	1,812	1,514
Asia Pacific	2,921	2,926
Consolidated total	$12,526	$8,471

*   Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2007	2006
Long-lived assets:
North America	$264	$426
China	13,493	12,349
	$13,757	$12,775

Significant Customers

No customer represented more than 10% of revenues for the three month period ended March 31, 2007. Two customers represented 14.3% and 12.1%, respectively, of revenues for the three month period ended March 31, 2006. Our top five customers represented 34.0% and 45.8% of revenue for the three month periods ended March 31, 2007 and 2006, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	March 31, 2007	December 31, 2006	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Ge Co. Ltd	1,516	1,304	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	662	670	Equity	25

The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

•                       both companies have sustainable businesses of their own;

•                       our voting power is proportionate to our ownership interests;

•                       we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•                       we do not have a controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to, either company.

Undistributed retained earnings relating to our investments were $5.0 million and $4.4 million as of March 31, 2007 and December 31, 2006, respectively. Net income recorded from our investments was $611,000 and $269,000 for the three months ended March 30, 2007 and 2006, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Beginning accrued warranty and related costs	$459	$120
Charged to cost of revenue	452	105
Actual warranty expenditures	(128)	(41)
Ending accrued warranty and related costs	$783	$184

Purchase Commitment

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the PRC with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008. Our total commitment under this agreement is approximately $7.3 million.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $44,000 and $36,000 for the three month periods ended March 31, 2007, and 2006, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $14.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Note 14. Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes, which was effective for us beginning January 1, 2007. We report these taxes on a net basis, excluding them from revenue.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations or cash flows and do not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” “(SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations or cash flows and do not believe the impact of the adoption will be material.

Note 15. Subsequent Events

On April 23, 2007, we reached a settlement in the lawsuit filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The total amount of the settlement payable is covered by our insurance carrier.

On April 24, 2007, we reached a settlement in the purported securities class action lawsuit filed against AXT C 04 4362 MJJ. Of the amount payable, we are responsible only for the amount remaining in our insurance retention. We accrued the remaining amount of the retention (approximately $350,000) as of March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to our expectations regarding results of operations, customer demand, improvements in our product quality, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, favorable pricing, reliable supply and enhanced sourcing lead-times of raw materials, and our reserve balances.  These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below,  which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products:

Product
Substrates	Diameter	Applications
GaAs (semi-insulating)	2”, 4”, 6”	• Power amplifiers and integrated circuits for wireless handsets
• Direct broadcast television
• High-performance transistors
• Satellite communications
GaAs (semi-conducting)	2”, 4”	• LEDs
• Lasers
• Optical couplers
InP	2”, 4”, 6”	• Broadband and Fiber optic communications
Ge	2”, 4”	• Satellite solar cells

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

Revenue increased $4.1 million, or 47.9%, to $12.5 million for the three months ended March 31, 2007 from $8.5 million for the same period of 2006 primarily due to our improved quality, higher customer demands for six-inch diameter wafers, and an increase in raw material sales. As of March 31, 2007, we had available cash, cash equivalents and short-term investments of $36.6 million, excluding restricted deposits.

Discontinued Opto-Electronics Business

In the three months ended March 31, 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In the three month period ended March 31, 2006, the $1,000 in income was from interest income on cash balances held in the discontinued operations.

Restructuring Charges

During the three month period ended March 31, 2007, we incurred no restructuring charges. During the three month period ended March 31, 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual. As of March 31, 2007 and December 31, 2006, we had a zero balance for the restructuring accrual for workforce reduction and for future lease payments related to abandoned U.S. facilities located in California that are no longer required to support production, as these have all been paid.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. We have historically presented, and will continue to present sales tax, value added tax, and other similar taxes on a net basis, excluding them from revenue.

Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We provide a 100% allowance for receivables from U.S. customers in excess of 90 days and for receivables from customers located outside the U.S. in excess of 120 days. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of March 31, 2007 and December 31, 2006, our accounts receivable, net, balance was $8.6 million and $9.7 million, respectively, which was net of an allowance for doubtful accounts of $0.1 million and $0.1 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2007 and December 31, 2006, accrued product warranties totaled $783,000 and $459,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2007 and December 31, 2006, we had an inventory reserve of $14.5 million and $15.4 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Results for prior periods have not been restated, as provided for under the modified prospective application transition method. As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policy on employee stock options during the three months ended March 31, 2007 compared to that disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 filed with the SEC on March 23, 2007. See Note 3 to our condensed consolidated financial statements.

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

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each country, including particularly the People’s Republic of China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as the People’s Republic of China.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $14.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
GaAs	$8,792	$6,755	$2,037	30.2%
InP	518	296	222	75.0%
Ge	541	36	505	1,402.8%
Raw materials	2,630	1,384	1,246	90.0%
Other	45	—	45	NM
Total revenue	$12,526	$8,471	$4,055	47.9%

NM = % not meaningful

Revenue increased $4.1 million, or 47.9%, to $12.5 million for the three months ended March 31, 2007 from $8.5 million for the three months ended March 31, 2006. Total GaAs substrate revenue increased $2.0 million, or 30.2%, to $8.8 million for the three months ended March 31, 2007 from $6.8 million for the three months ended March 31, 2006.

Sales of 5 inch and 6 inch diameter GaAs substrates were $4.0 million for the three months ended March 31, 2007 compared to $2.8 million for the three months ended March 31, 2006. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints, particularly in 6 inch; with our excess capacity, we were able to benefit from the overflow business from our competition.  In the three months ended March 31, 2007, we experienced a decrease in 6-inch diameter wafer sales from the prior quarter which was primarily due to the delay in BIFET qualifications of certain customers and less than expected orders from a few handset market customers.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $4.8 million for the three months ended March 31, 2007 compared with $3.8 million for the three months ended March 31, 2006. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue increased $222,000, or 75.0%, to $518,000 for the three months ended March 31, 2007 from $296,000 for the three months ended March 31, 2006. The increase in InP substrate revenue was due to greater overall demand from customers in the optical networking industry.

Ge substrate revenue increased $505,000, or 1,402.8%, to $541,000 for the three months ended March 31, 2007 from $36,000 for the three months ended March 31, 2006. The increase in Ge substrate revenue was due to an increase in customers in the People’s Republic of China and to a customer in Germany who has now qualified our product, as demand for photovoltaic applications increases.

Raw materials revenue increased $1.2 million, or 90.0%, to $2.6 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. The increase in raw materials revenue was primarily due to sales of gallium to three new customers in Japan as the demand for gallium increases. We do not expect this demand to continue at this pace.

Revenue by Geographic Region

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
North America *	$3,342	$1,959	$1,383	70.6%
% of total revenue	27%	23%
Europe	2,065	1,406	659	46.9%
% of total revenue	17%	17%
Japan	2,386	666	1,720	258.3%
% of total revenue	19%	8%
Taiwan	1,812	1,514	298	19.7%
% of total revenue	14%	18%
Asia Pacific (excluding Japan and Taiwan)	2,921	2,926	(5)	(0.2)%
% of total revenue	23%	34%
Total revenue	$12,526	$8,471	$4,055	47.9%

*                                         Primarily the United States

North America revenue increased by $1.4 million, or 70.6%, to $3.3 million for the three months ended March 31, 2007 from $2.0 million for the three months ended March 31, 2006. We believe our quality has improved as shown by customers that have qualified our products manufactured in the PRC as sales to existing customers increased by $0.8 million, while we gained $0.6 million in sales to new customers.

Europe revenue increased by $0.7 million, or 46.9%, to $2.1 million for the three months ended March 31, 2007 from $1.4 million for the three months ended March 31, 2006. This increase came primarily from increased substrate sales to customers in Germany, France and Switzerland.

Japan revenue increased by $1.7 million, or 258.3%, to $2.4 million for the three months ended March 31, 2007 from $0.7 million for the three months ended March 31, 2006. The increase came from 3 new customers for raw materials amounting to $1.2 million, while substrate sales to existing customers increased by $0.5 million.

Taiwan revenue increased by $0.3 million, or 19.7%, to $1.8 million for the three months ended March 31, 2007 from $1.5 million for the three months ended March 31, 2006. The increase of $0.3 million was due to slightly higher demand from existing customers.

Asia Pacific (excluding Japan and Taiwan) revenue remained steady at $2.9 million for the three months ended March 31, 2007 and 2006. Sales to customers in the PRC increased by $0.3 million, and to customers in Korea and Malaysia by $0.1 million, offset by a decrease in sales to customers in Singapore of $0.4 million.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,405	$1,510	$3,895	257.9%
Gross Margin%	43.2%	17.8%

Gross margin increased to 43.2% of total revenue for the three months ended March 31, 2007 from 17.8% of total revenue for the three months ended March 31, 2006. Gross margin in the three months ended March 31, 2007 was positively impacted by sales of approximately $785,000 of gallium arsenide (GaAs) wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of InP substrates, as well as larger diameter GaAs wafers, both of which contributed higher gross margins. In addition, we had manufacturing equipment that became fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment contributed approximately 2.6 percentage points to gross margin in the three months ended March 31, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic. Gross margin in the three months ended March 31, 2006 was positively impacted by sales of approximately $569,000 of GaAs wafers that were previously fully reserved.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,703	$3,230	$473	14.6%
% of total revenue	29.6%	38.1%

Selling, general and administrative expenses increased $0.5 million to $3.7 million for the three months ended March 31, 2007 from $3.2 million for the three months ended March 31, 2006. The increase was primarily due to $0.4 million in accrued legal fees, which is our portion of the settlement of the securities class action lawsuit reached on April 24, 2007. Of the total amount of the settlement, we are responsible only for the amount remaining in our insurance retention, approximately $0.4 million which we accrued as of March 31, 2007. The remaining $0.1 million increase in selling, general and administrative expenses in the quarter was due to increased consulting fees for compliance with the Sarbanes-Oxley Act of 2002.

Research and Development

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Research and development	$460	$534	$(74)	(13.9)%
% of total revenue	3.7%	6.3%

Research and development expenses decreased $0.1 million, or 13.9% to $0.5 million for the three months ended March 31, 2007 from $0.5 million for the three months ended March 31, 2006, from savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former Chief Technology Officer effective December 31, 2006.

Restructuring Charges

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Restructuring charges	$—	$(2)	$2	(100.0)%
% of total revenue	0.0%	(0.0)%

During the three months ended March 31, 2007, we incurred no restructuring charges. During the three months ended March 31, 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual.

Interest Income, net

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Interest income, net	$224	$128	$96	75.0%
% of total revenue	1.8%	1.5%

Interest income, net increased $96,000 to $224,000 for the three months ended March 31, 2007 from $128,000 for the three months ended March 31, 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Other Income and Expense, net

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(11)	$238	$(249)	104.6%
% of total revenue	(0.1)%	2.8%

Other expense was $11,000 for the three months ended March 31, 2007 due to the minority interests in our joint ventures. Other income was $238,000 for the three months ended March 31, 2006 due to a realized gain of $376,000 on the sale of shares of common stock of Finisar Corporation held by us, partially offset by minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$111	$318	$(207)	(65.1%)
% of total revenue	0.9%	3.8%

We provided for income taxes of $111,000 for our China operations for the three months ended March 31, 2007 compared to $318,000 for the three month period ended March 31, 2006. The decrease in provision is due to lower tax rates in one of our China joint ventures.

Gain from Discontinued Operations

	Three Months Ended
	March 31,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$—	$1	$(1)	100.0%
% of total revenue	0.0%	0.0%

In the three months ended March 31, 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In the three months ended March 31, 2006, the $1,000 in income was from interest income on cash balances held in the discontinued operations.

Liquidity and Capital Resources

As of March 31, 2007, our principal sources of liquidity were $36.6 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments increased $1.1 million to $36.6 million as of March 31, 2007 compared with $35.5 million as of December 31, 2006. Included in this increase are the net proceeds of $3.7 million received from the public offering of 862,500 shares of our common stock in January 2007, partially offset by the purchase of machinery and equipment of $1.2 million, payments of long-term debt of $0.2 million, and the continual funding of our operations.

Net cash used in operating activities of $1.5 million for the three month period ended March 31, 2007 was primarily comprised of our net income of $1.3 million, adjusted for non-cash items of depreciation of $0.3 million, and stock based compensation of $0.1 million, and offset by a net increase of $3.3 million in assets and liabilities. The net increase in assets and liabilities resulted from a $4.1 million increase in inventories, $0.5 million decrease in other long-term liabilities, $0.7 million decrease in accounts payable, $0.2 million increase in other assets, partially offset by a $1.1 million decrease in accounts receivable, net, $0.7 million increase in accrued liabilities, and a $0.4 million decrease in prepaid expenses.

Inventories, increased by $4.1 million, or 20.4%, to $24.4 million as of March 31, 2007 compared with $20.3 million as of December 31, 2006, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales.

Accounts receivable, net decreased by $1.1 million, or 11.4%, to $8.6 million as of March 31, 2007 compared with $9.7 million as of December 31, 2006. The decrease was primarily a result of our improved collections. Our days sales outstanding is 62 days as of March 31, 2007 compared to 68 days as of December 31, 2006.

Net cash used in investing activities of $3.1 million for the three months ended March 31, 2007 was primarily for the purchase of investments totaling $5.1 million, the purchase of property, plant and equipment, of $1.2 million, partially offset by the proceeds from sale of investments of $3.1 million and the decrease of restricted cash of $0.2 million.

We expect to invest approximately $3.7 million in capital projects for the remainder of 2007. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash provided by financing activities of $3.5 million for the three months ended March 31, 2007 consisted of $3.7 million net proceeds from the issuance of 862,500 shares of common stock as a result of our January 2007 follow-on stock offering, partially offset by payments of $0.2 million related to long-term borrowings.

Our main Fremont, California facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 5.42% as of March 31, 2007. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of March 31, 2007, $7.0 million was outstanding under these bonds.

As of March 31, 2007, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $7.0 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility.

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

Outstanding contractual obligations as of March 31, 2007 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$7,061	$450	$961	$900	$4,750
Operating leases	4,407	650	1,456	1,541	760
Purchase obligation	7,290	3,555	3,735	—	—
Total	$18,758	$4,655	$6,152	$2,441	$5,510

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.2 million and $0.3 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. This guidance requires that companies disclose their accounting policy related to sales tax and other similar taxes, which was effective for us beginning January 1, 2007. We report these taxes on a net basis, excluding them from revenue.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157 on our financial position, results of operations or cash flows and do not believe the impact of the adoption will be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” “(SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with the objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The provisions of SFAS 159 are effective for the fiscal year beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159 on our financial position, results of operations or cash flows and do not believe the impact of the adoption will be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in the People’s Republic of China (“PRC”), and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our PRC operations are incurred in the PRC’s Renminbi. As a result, currency fluctuations between the U.S. dollar and the Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. For example, a 10% fluctuation in the dollar at March 31, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

In July 2005, the PRC uncoupled the Renminbi from the U.S. dollar and began to permit it to float in a narrow band against a basket of foreign currencies. The move revalued Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments will follow. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.

We expect our international revenues and expenses to continue to be denominated largely in U.S. dollars. We also believe that our PRC operations will likely expand in the future as our business continues to grow. As a result, we anticipate that we may experience increased exposure to the risks of fluctuating currencies and may choose to engage in currency hedging activities to reduce these risks. However, we cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2007	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$8,630	0.50%	$43	$39	$47
Cash equivalents	6,434	5.23	336	303	370
Investment in debt and equity instruments	28,529	4.84	1,381	1,243	1,519
Long-term debt	(7,000)	5.42	(379)	(341)	(417)
			$1,381	$1,243	$1,519

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The minority investments totaled $0.4 million as of December 31, 2006 and March 31, 2007.

ITEM 4T. CONTROLS AND PROCEDURES

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

(b) No change in our internal control over financial reporting was made during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation for which we are responsible only for the amount remaining in our insurance retention. We accrued the remaining amount of the retention (approximately $350,000) as of March 31, 2007.

On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our chief technology officer and one of our suppliers. The lawsuit was brought on behalf of two former employees and their minor child. The complaint alleged personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. On April 23, 2007, we reached a settlement of this litigation, all of which is covered by our insurance carriers.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, provided, however, that the two litigation matters described under the risks disclosed under the captions “If we fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations; in addition, we could be subject to suits for personal injuries caused by hazardous materials” and “Existing or future litigation could result in significant judgments against us, or cause us to incur costly settlements.”  These two settled matters comprise (i) the complaint filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages as a result of exposure of plaintiffs, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol, and (ii) the ongoing securities litigation matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 19, 2006 and January 9, 2007, we sold 5,750,000 shares and 862,500 shares, respectively, of our common stock in a firmly underwritten public offering pursuant to a registration statement on Form S-3 (SEC file number 333-135474), which was declared effective by the SEC on August 3, 2006, and a registration statement on Form S-3MEF (SEC file number 333-139365), which was effective upon filing with the SEC on December 15, 2006.  Needham & Company, LLC acted as the sole underwriter.  The price per share to the public was $4.50.  We received net proceeds of $24.1 million and $3.7 million, for aggregate net proceeds of $27.8 million.  The net proceeds have been and will continue to be used for corporate and joint venture capacity expansion, research and development and working capital requirements, as well as potential acquisitions of complementary products, technologies or businesses.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description
10.22(1)	Agreement with recapture Metals Limited dated February 27, 1007.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit of the same number filed with the SEC with our Current Report on Form 8-K on March 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 11, 2007	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.22(1)	Agreement with Recapture Metals Limited dated February 27, 2007.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Current Report on Form 8-K on March 5, 2007.