Form 10-Q
period 2007-06-30
AXT INC
filed 2007-08-13
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.001 par value	30,021,987

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$15,416	$16,116
Short-term investments	18,262	19,428
Accounts receivable, net of allowances of $674 and $140 as of June 30, 2007 and December 31, 2006, respectively	9,882	9,658
Inventories, net	24,953	20,263
Prepaid expenses and other current assets	4,121	3,985
Assets held for sale	5,140	4,659
Total current assets	77,774	74,109
Property, plant and equipment, net	14,814	12,775
Restricted deposits	6,850	7,150
Other assets	4,843	4,298
Total assets	$104,281	$98,332

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,141	$3,764
Accrued liabilities	3,426	3,358
Current portion of long-term debt	450	450
Income taxes payable	335	178
Total current liabilities	6,352	7,750
Long-term debt, net of current portion	6,456	6,839
Other long-term liabilities	2,592	2,543
Total liabilities	15,400	17,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2007 and December 31, 2006.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 29,975 and 29,011 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	184,988	180,936
Accumulated deficit	(101,275)	(103,832)
Accumulated other comprehensive income	1,606	535
Total stockholders’ equity	88,881	81,200
Total liabilities and stockholders’ equity	$104,281	$98,332

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$13,639	$10,355	$26,165	$18,826
Cost of revenue	8,607	7,596	15,728	14,557
Gross profit	5,032	2,759	10,437	4,269
Operating expenses:
Selling, general and administrative	3,743	3,853	7,446	7,083
Research and development	348	571	808	1,105
Recovery of impairment on assets held for sale	(481)	—	(481)	—
Restructuring benefit	—	—	—	(2)
Total operating expenses	3,610	4,424	7,773	8,186
Income (loss) from continuing operations	1,422	(1,665)	2,664	(3,917)
Interest income, net	225	111	449	239
Other income (expense), net	(272)	814	(283)	1,052
Income (loss) before provision for income taxes	1,375	(740)	2,830	(2,626)
Provision for income taxes	162	138	273	456
Income (loss) from continuing operations	1,213	(878)	2,557	(3,082)
Discontinued operations:
Gain from discontinued operations, net of tax	—	2	—	3
Net income (loss)	$1,213	$(876)	$2,557	$(3,079)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.04)	$0.08	$(0.14)
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.04	$(0.04)	$0.08	$(0.14)

Shares used in computing basic income (loss) per share	29,943	23,052	29,871	23,019
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.04)	$0.08	$(0.14)
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.04	$(0.04)	$0.08	$(0.14)

Shares used in computing diluted income (loss) per share	31,142	23,052	31,233	23,019

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,557	$(3,079)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	686	1,761
Accretion of marketable securities premium/discount	(48)	(30)
Loss on disposal of property, plant and equipment	—	67
Stock-based compensation	211	443
Realized loss (gain) on sale of investments	29	(1,438)
Recovery of impairment on assets held for sale	(481)	—
Changes in assets and liabilities:
Accounts receivable, net	(183)	(2,203)
Inventories	(4,590)	(36)
Prepaid expenses	(36)	(1,801)
Other assets	(512)	89
Accounts payable	(1,656)	383
Accrued liabilities	51	(975)
Income taxes payable	149	13
Other long-term liabilities	(26)	61
Net cash used in operating activities	(3,849)	(6,745)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,298)	(1,331)
Proceeds from disposal of property, plant and equipment	—	161
Purchases of marketable securities	(10,254)	(4,697)
Proceeds from sale of marketable securities	11,911	5,985
Decrease in restricted deposits	300	150
Net cash used in investing activities	(341)	268

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,842	298
Long-term debt payments	(387)	(318)
Net cash provided by (used in) financing activities	3,455	(20)
Effect of exchange rate changes on cash and cash equivalents	35	78
Net decrease in cash and cash equivalents	(700)	(6,419)
Cash and cash equivalents at the beginning of the period	16,116	17,472
Cash and cash equivalents at the end of the period	$15,416	$11,053

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007 and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007.

Note 2. Discontinued Operations

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative	—	(2)	—	(3)
Total operating expenses	—	—	—	—
Gain from operations, net of tax	—	2	—	3
Net income	$—	$2	$—	$3

In the first quarter of 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In the three and six months ended June 30, 2006, the $2,000 and $3,000, respectively, in income was interest earned on cash balances held in the discontinued operations.

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets was as follows (in thousands):

	June 30, 2007	December 31, 2006
Current assets:
Cash	$—	$395
Total current assets	—	395
Total assets	$—	$395

Net assets	—	395
Total liabilities and net assets	$—	$395

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

Impact of the Adoption of SFAS 123(R)

Under the modified prospective application transition method as provided by SFAS 123(R), we recorded $91,000 and $186,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three months ended June 30, 2007, and 2006, respectively, and $211,000 and $443,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the six months ended June 30, 2007, and 2006, respectively. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes the compensation expense related to our stock-based compensation plan (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$13	$32	$26	$60
Selling, general and administrative	60	91	149	264
Research and development	18	63	36	119

Total stock-based compensation	91	186	211	443
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$91	$186	$211	$443

Effect on basic net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.02)
Effect on diluted net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.02)

Stock options

As of June 30, 2007 and 2006, the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $851,000 and $1.0 million, respectively, net of estimated forfeitures of $60,000 and $44,000, respectively, and will be adjusted for subsequent changes in estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2007 and 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). There were no stock option grants made in the three and six months ended June 30, 2007. The fair value of our stock options granted to employees for the three and six months ended June 30, 2006 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Expected term (in years)	5.0	5.0

Volatility	83.95%	85.91%

Expected dividend	0%	0%

Risk-free interest rate	5.10%	4.86%

Estimated forfeitures	2.90%	9.59%

Weighted-average fair value	$2.67	$1.68

The following table summarizes the stock option transactions during the six months ended June 30, 2007 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2006	2,728	$2.51

Granted	—	—

Exercised	(91)	2.49

Canceled	(17)	1.36

Options outstanding as of June 30, 2007	2,620	$2.52	6.04	$5,949

Options vested and expected to vest as of June 30, 2007	2,575	$2.53	6.00	$5,843

Options exercisable as of June 30, 2007	1,926	$2.65	5.27	$4,365

The options outstanding and exercisable as of June 30, 2007 were in the following exercise price ranges:

Options Outstanding as of June 30, 2007				Options Exercisable as of June 30, 2007
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,436,169	$1.29	6.60	961,148	$1.30
$1.39 - $ 1.44	11,500	$1.41	7.89	5,886	$1.41
$1.45 - $ 2.24	602,530	$2.17	5.23	559,896	$2.18
$2.25 - $ 5.00	452,005	$4.09	6.27	281,754	$3.74
$5.01 - $41.50	117,500	$13.41	2.27	117,500	$13.41
	2,619,704	$2.52	6.04	1,926,184	$2.65

The total intrinsic value of options exercised for the three and six months ended June 30, 2007 was $90,000 and $160,000, respectively. Cash received from option exercises for the three and six months ended June 30, 2007 was $183,000 and $228,000, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $167,000 and $233,000, respectively. Cash received from option exercises for the three and six months ended June 30, 2006 was $232,000 and $298,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended June 30, 2007 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of the year	—	$—
Restricted stock shares granted	10,608	$3.77
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding at June 30, 2007	10,608	$3.77

At June 30, 2007, we had $39,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.9 years. During the three and six months ended June 30, 2007 no shares of restricted stock vested.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$6,427	$—	$—	$6,427	$6,892	$—	$—	$6,892
Cash equivalents:
Money market fund	6,797	—	—	6,797	7,045	—	—	7,045
U.S. Treasury and agency securities	2,192	—	—	2,192	2,179	—	—	2,179

Total cash equivalents	8,989	—	—	8,989	9,224	—	—	9,224
Total cash and cash equivalents	15,416	—	—	15,416	16,116	—	—	16,116

Investments:
U.S. Treasury and agency securities	4,613	—	(18)	4,595	12,277	—	(39)	12,238
Asset-backed securities	22	—	—	22	809	—	(1)	808
Commercial paper	—	—	—	—	500	—	—	500
Corporate bonds	20,048	484	(37)	20,495	13,035	—	(3)	13,032
Total investments	24,683	484	(55)	25,112	26,621	—	(43)	26,578
Total cash, cash equivalents and investments	$40,099	$484	$(55)	$40,528	$42,737	$—	$(43)	$42,694
Contractual maturities on investments:
Mature within 1 year	$12,694			$12,770	$13,767			$13,727
Mature after 1 through 5 years	11,989			12,342	12,854			12,851
	$24,683			$25,112	$26,621			$26,578

The investments include $6.9 million and $7.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three and six months ended June 30, 2007, we had $19,000 and $29,000, respectively, in gross realized losses on sales of our available-for-sale securities. For the three and six months ended June 30, 2006, we had $0.4 million and $1.4 million, respectively, in gross realized gains on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006 and the first six months of 2007. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2007 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2007 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
U.S. Treasury and agency securities	$2,644	$(4)	$1,951	$(14)	$4,595	$(18)
Corporate bonds	5,811	(37)	—	—	5,811	(37)
Total in loss position	$8,455	$(41)	$1,951	$(14)	$10,406	$(55)

Note 5. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2007	2006
Inventories, net:
Raw materials	$11,081	$8,419
Work in process	12,059	11,222
Finished goods	1,813	622
	$24,953	$20,263

Note 6. Recovery of Impairment on Assets Held for Sale

During the three months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale  We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. We expect the sale to be completed in the third quarter of 2007. This property has been classified as “assets held for sale” in the amount of $5.1 million on the condensed consolidated balance sheet as of June 30, 2007.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$1,213	$(876)	$2,557	$(3,079)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$1,169	$(920)	$2,469	$(3,167)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	29,943	23,052	29,871	23,019
Effect of dilutive securities:
Common stock options	1,199	—	1,362	—
Denominator for dilutive net income (loss) per common share	31,142	23,052	31,233	23,019
Basic net income (loss) per share	$0.04	$(0.04)	$0.08	$(0.14)
Diluted net income (loss) per share	$0.04	$(0.04)	$0.08	$(0.14)
Options excluded from diluted net loss per share as the impact is anti-dilutive	372	2,722	362	2,722

Note 8. Comprehensive Income

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income (loss)	$1,213	$(876)	$2,557	$(3,079)
Foreign currency translation gain	369	207	599	78
Unrealized gain (loss) on available-for-sale investments	443	(1,409)	472	1,902
Less: reclassification adjustment for realized gain included in net loss	—	(1,062)	—	(1,438)
Comprehensive income (loss)	$2,025	$(3,140)	$3,628	$(2,537)

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped during the respective periods to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
North America*	$2,756	$2,703	$6,098	$4,662
Europe	2,606	2,258	4,671	3,664
Japan	3,012	1,130	5,398	1,796
Taiwan	2,228	1,415	4,040	2,929
Asia Pacific	3,037	2,849	5,958	5,775
Consolidated	$13,639	$10,355	$26,165	$18,826

*   Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2007	2006
Long-lived assets:
North America	$208	$426
China	14,606	12,349
	$14,814	$12,775

Significant Customers

No customer represented more than 10% of revenue for the three months ended June 30, 2007. One customer represented 11.4% of revenue for the three months ended June 30, 2006. No customer represented more than 10% of revenue for the six months ended June 30, 2007. One customer represented 12.7% of revenue for the six months ended June 30, 2006. Our top five customers represented 35.2% and 40.6% of revenue for the three months ended June 30, 2007, and 2006, respectively. Our top five customers represented 33.6% and 38.5% of revenue for the six months ended June 30, 2007, and 2006, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	June 30, 2007	December 31, 2006	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Ge Co. Ltd	1,839	1,304	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	680	670	Equity	25

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

Undistributed retained earnings relating to our investments were $6.0 million and $4.4 million as of June 30, 2007 and December 31, 2006, respectively. Net income recorded from our investments was $955,000 and $455,000 for the three months ended June 30, 2007 and 2006, respectively. Net income recorded from our investments was $1.6 million and $724,000 for the six months ended June 30, 2007 and 2006, respectively.

The minority interest for those investments that are consolidated is included in “Other long-term liabilities” in the condensed consolidated balance sheets and in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 11. Commitments and Contingencies

Indemnification Agreements

Included in our standard terms and conditions of sale that we enter into in the ordinary course of business with our customers are standard indemnification arrangements. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party in connection with any claim by a third party that our products violate or infringe any U.S. patent, or any copyright or other intellectual property right. The term of these indemnification provisions is generally perpetual from the date of the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors, officers and key employees that may require us to indemnify our directors, officers and key employees against liabilities that may arise by reason of their status or service as directors or officers or key employees, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which we currently have in place.

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual, which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Beginning accrued warranty and related costs	$783	$184	$459	$120
Charged to cost of revenue	244	41	696	146
Actual warranty expenditures	(78)	(21)	(206)	(62)
Ending accrued warranty and related costs	$949	$204	$949	$204

Purchase Commitment

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the People’s Repiblic of China with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008. Our total commitment under this agreement is approximately $7.3 million.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $246,000 and $47,000 for the three months ended June 30, 2007, and 2006, respectively. We incurred foreign currency transaction exchange losses of $290,000 and gains of $11,000 for the six months ended June 30, 2007, and 2006, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, particularly statements relating to our expectations regarding results of operations, customer demand, improvements in our product quality, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, favorable pricing, reliable supply and enhanced sourcing lead-times of raw materials, and our reserve balances.  These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under Item 1A “Risk Factors” below,  which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

Revenue increased $7.3 million, or 39.0%, to $26.2 million for the six months ended June 30, 2007 from $18.8 million for the same period of 2006 primarily due to our improved product quality, higher customer demands for larger diameter wafers, and an increase in raw material sales. As of June 30, 2007, we had available cash, cash equivalents and short-term investments of $33.7 million, excluding restricted deposits.

Recovery of Impairment on Assets Held for Sale

During the three months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale, to market value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. We expect the sale to be completed in the third quarter of 2007. This property has been classified as “assets held for sale” in the amount of $5.1 million on the condensed consolidated balance sheet as of June 30, 2007.

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

Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We typically provide a 100% allowance for receivables from U.S. customers in excess of 90 days and for receivables from customers located outside the U.S. in excess of 120 days. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of June 30, 2007 and December 31, 2006, our accounts receivable, net, balance was $9.9 million and $9.7 million, respectively, which was net of an allowance for doubtful accounts of $0.7 million and $0.1 million, respectively. The increase in the allowance for doubtful accounts was mainly for our slow-paying customers in Asia. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2007 and December 31, 2006, accrued product warranties totaled $949,000 and $459,000, respectively. The increase in accrued warranties is attributable to increased claims experienced as well as to an increase in revenue. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2007 and December 31, 2006, we had an inventory reserve of $12.7 million and $15.4 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and, other than companies that we consolidate, are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and would record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

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

Employee Stock Options

We grant options to purchase our common stock to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Results for prior periods have not been restated, as provided for under the modified prospective application transition method. As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policy on employee stock options during the three months and six months ended June 30, 2007 compared to that disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 filed with the SEC on March 23, 2007 and our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007. See Note 3 to our condensed consolidated financial statements.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Results of Operations

Revenue

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
GaAs	$9,296	$8,125	$1,171	14.4%
InP	660	613	47	7.7%
Ge	402	169	233	137.9%
Raw materials	3,281	1,448	1,833	126.6%
Total revenue	$13,639	$10,355	$3,284	31.7%

Revenue increased $3.3 million, or 31.7%, to $13.6 million for the three months ended June 30, 2007 from $10.4 million for the three months ended June 30, 2006. Total GaAs substrate revenue increased $1.2 million, or 14.4%, to $9.3 million for the three months ended June 30, 2007 from $8.1 million for the three months ended June 30, 2006.

Sales of 5 inch and 6 inch diameter GaAs substrates were $4.0 million for the three months ended June 30, 2007 compared to $3.3 million for the three months ended June 30, 2006. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints, particularly in 6 inch; with our excess capacity, we were able to benefit from the overflow business from our competition.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $5.3 million for the three months ended June 30, 2007 compared with $4.9 million for the three months ended June 30, 2006. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP revenue increased $47,000, or 7.7%, to $660,000 for the three months ended June 30, 2007 from $613,000 for the three months ended June 30, 2006. The increase in InP revenue was primarily due to a one-time sale of $251,000 indium scrap metal. Excluding the impact of the one-time sale, InP substrate revenue decreased due to a fall in demand from customers in the optical networking industry.

Ge substrate revenue increased $233,000, or 137.9%, to $402,000 for the three months ended June 30, 2007 from $169,000 for the three months ended June 30, 2006. The increase in Ge substrate revenue was due to a customer in Germany who has now qualified our product, as demand for photovoltaic applications increases.

Raw materials revenue increased $1.8 million, or 126.6%, to $3.3 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. The increase in raw materials revenue was primarily due to sales of gallium to new customers in Europe as the demand for gallium increases, as well as an increase in raw materials pricing. We expect this demand for gallium to continue at this pace.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
GaAs	$18,088	$14,880	$3,208	21.6%
InP	1,178	909	269	29.6%
Ge	943	205	738	360.0%
Raw materials	5,911	2,832	3,079	108.7%
Other	45	—	45	NM
Total revenue	$26,165	$18,826	$7,339	39.0%

NM = % not meaningful

Revenue increased $7.3 million, or 39.0%, to $26.2 million for the six months ended June 30, 2007 from $18.8 million for the six months ended June 30, 2006. Total GaAs substrate revenue increased $3.2 million, or 21.6%, to $18.1 million for the six months ended June 30, 2007 from $14.9 million for the six months ended June 30, 2006.

Sales of 5 inch and 6 inch diameter GaAs substrates were $8.0 million for the six months ended June 30, 2007 compared to $6.0 million for the six months ended June 30, 2006. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry has been experiencing capacity constraints, particularly in 6 inch; with our excess capacity, we were able to benefit from the overflow business from our competition.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $10.1 million for the six months ended June 30, 2007 compared to $8.7 million for the six months ended June 30, 2006. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP revenue increased $269,000, or 29.6%, to $1.2 million for the six months ended June 30, 2007 from $0.9 million for the six months ended June 30, 2006. The increase in InP revenue was primarily due to a one-time sale of $251,000 indium scrap metal, while InP substrate revenue was flat from customers in the optical networking industry.

Ge substrate revenue increased $738,000, or 360.0%, to $943,000 for the six months ended June 30, 2007 from $205,000 for the six months ended June 30, 2006. The increase in Ge substrate revenue was due to an increase in customers in the People’s Republic of China and to a customer in Germany who has now qualified our product, as demand for photovoltaic applications continues to increase.

Raw materials revenue increased $3.1 million, or 108.7%, to $5.9 million for the six months ended June 30, 2007 from $2.8 million for the six months ended June 30, 2006. The increase in raw materials revenue was primarily due to sales of gallium to new customers in Japan and Europe as the demand for gallium increases, as well as an increase in raw materials pricing. We expect this demand for gallium to continue at this pace.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
North America *	$2,756	$2,703	$53	2.0%
% of total revenue	20%	26%
Europe	2,606	2,258	348	15.4%
% of total revenue	19%	22%
Japan	3,012	1,130	1,882	166.5%
% of total revenue	22%	11%
Taiwan	2,228	1,415	813	57.5%
% of total revenue	16%	14%
Asia Pacific (excluding Japan and Taiwan)	3,037	2,849	188	6.6%
% of total revenue	22%	27%
Total revenue	$13,639	$10,355	$3,284	31.7%

*                                        Primarily the United States

North America revenue increased by $53,000, or 2.0%, to $2.8 million for the three months ended June 30, 2007 from $2.7 million for the three months ended June 30, 2006.

Europe revenue increased by $0.3 million, or 15.4%, to $2.6 million for the three months ended June 30, 2007 from $2.3 million for the three months ended June 30, 2006. This increase came primarily from increased raw materials sales to customers in the Netherlands.

Japan revenue increased by $1.9 million, or 166.5%, to $3.0 million for the three months ended June 30, 2007 from $1.1 million for the three months ended June 30, 2006. The increase came from 2 new customers for raw materials amounting to $1.1 million, while sales to existing customers increased by $0.8 million, of which $0.7 million was from raw material sales.

Taiwan revenue increased by $0.8 million, or 57.5%, to $2.2 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. $0.7 million of this increase came from existing customers for an even mix of small diameter wafers and large diameter wafers, while $0.1 million came from sales to a new customer for smaller diameter wafers.

Asia Pacific (excluding Japan and Taiwan) revenue increased by $0.2 million, or 6.6%, to $3.0 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006. Sales to customers in Singapore increased by $0.7 million mainly from large diameter wafers, partially offset by $0.2 million decreased sales in the People’s Republic of China (“PRC”) mainly from decreased raw materials sales.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
North America *	$6,098	$4,662	$1,436	30.8%
% of total revenue	23%	25%
Europe	4,671	3,664	1,007	27.5%
% of total revenue	18%	19%
Japan	5,398	1,796	3,602	200.6%
% of total revenue	21%	10%
Taiwan	4,040	2,929	1,111	37.9%
% of total revenue	15%	16%
Asia Pacific (excluding Japan and Taiwan)	5,958	5,775	183	3.2%
% of total revenue	23%	31%
Total revenue	$26,165	$18,826	$7,339	39.0%

*                                        Primarily the United States

North America revenue increased by $1.4 million, or 30.8%, to $6.1 million for the six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006. We believe our quality has improved as shown by customers that have qualified our products manufactured in the PRC as substrate sales increased by $1.1 million, while raw material sales increased by $0.3 million.

Europe revenue increased by $1.0 million, or 27.5%, to $4.7 million for the six months ended June 30, 2007 from $3.7 million for the six months ended June 30, 2006. This increase came primarily from increased raw materials sales to customers in the Netherlands, and increased substrate sales to customers in Germany, partially offset by decreased substrate sales to customers in France.

Japan revenue increased by $3.6 million, or 200.6%, to $5.4 million for the six months ended June 30, 2007 from $1.8 million for the six months ended June 30, 2006. The increase came from 5 new customers for raw materials amounting to $2.3 million, while sales to existing customers increased by $1.3 million, of which $0.7 million was from increased substate sales, while $0.6 million was from increased raw material sales.

Taiwan revenue increased by $1.1 million, or 37.9%, to $4.0 million for the six months ended June 30, 2007 from $2.9 million for the six months ended June 30, 2006. $1.0 million of this increase came from existing customers for an even mix of small diameter wafers and large diameter wafers, while $0.1 million came from sales to 2 new customers for smaller diameter wafers.

Asia Pacific (excluding Japan and Taiwan) revenue increased by $0.2 million, or 3.2%, to $6.0 million for the six months ended June 30, 2007 from $5.8 million for the six months ended June 30, 2006. Substrate sales to customers in the PRC increased by $0.5 million mainly from small diameter wafers, while substrate sales to customers in Singapore increased by $0.4 million mainly from large diameter sales, partially offset by $0.7 million decreased raw materials sales in the PRC mainly from large one-time raw materials sales in 2006.

Gross Margin

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,032	$2,759	$2,273	82.4%
Gross Margin %	36.9%	26.6%

Gross margin. Gross margin increased to 36.9% of total revenue for the three months ended June 30, 2007 from 26.6% of total revenue for the three months ended June 30, 2006. Gross margin for the three months ended June 30, 2007 was positively impacted by sales of approximately $0.4 million of gallium arsenide (“GaAs”) wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of larger diameter GaAs wafers, InP scrap metal, as well as raw materials, all of which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 3.3 percentage points to gross margin in the three months ended June 30, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic. Gross margin for the three months ended June 30, 2006 was positively impacted by sales of approximately $802,000 of GaAs wafers which were previously fully reserved.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gross profit	$10,437	$4,269	$6,168	144.5%
Gross Margin %	39.9%	22.7%

Gross margin. Gross margin increased to 39.9% of total revenue for the six months ended June 30, 2007 from 22.7% of total revenue for the six months ended June 30, 2006. Gross margin for the six months ended June 30, 2007 was positively impacted by sales of approximately $1.1 million of GaAs wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of larger diameter GaAs wafers, InP scrap metal, as well as raw materials, all of which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 3.2 percentage points to gross margin in the six months ended June 30, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic. Gross margin for the six months ended June 30, 2006 was positively impacted by sales of approximately $1.4 million of GaAs wafers, which were previously fully reserved, and by approximately $53,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,743	$3,853	$(110)	(2.9)%
% of total revenue	27.4%	37.2%

Selling, general and administrative expenses decreased $0.1 million to $3.7 million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006. The decrease was primarily due to the absence in 2007 of $0.3 million decontamination fees on our property owned in Fremont, California, and $0.2 million sales compensation expenses given to customers as compensation for their epitaxial costs on defective wafers supplied to them. We also had $0.1 million lower professional fees, and $0.1 million lower severance payments, partially offset by $0.6 million higher bad debt expenses mainly for our slow-paying customers in Asia.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,446	$7,083	$363	5.1%
% of total revenue	28.5%	37.6%

Selling, general and administrative expenses increased $0.4 million to $7.4 million for the six months ended June 30, 2007 from $7.1 million for the six months ended June 30, 2006. The increase was primarily due to $0.5 million higher bad debt expenses mainly for our slow-paying customers in Asia, $0.2 million higher legal expenses which was mainly our portion of the settlement of the securities class action lawsuit reached on April 24, 2007, $0.1 million higher overseas travel expenses, and $0.1 million higher sales commission due to increased sales volume, partially offset by the absence in 2007 of $0.3 million sales compensation expenses given to customers as compensation for their epitaxial costs on defective wafers supplied to them and $0.2 million decontamination fees on our property owned in Fremont, California.

Research and Development

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Research and development	$348	$571	$(223)	(39.1)%
% of total revenue	2.6%	5.5%

Research and development expenses decreased $0.2 million, or 39.1% to $0.3 million for the three months ended June 30, 2007 from $0.6 million for the three months ended June 30, 2006, mainly from $0.1 million savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former Chief Technology Officer effective December 31, 2006. New products testing expenses decreased by $0.1 million.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Research and development	$808	$1,105	$(297)	(26.9)%
% of total revenue	3.1%	5.9%

Research and development expenses decreased $0.3 million, or 26.9% to $0.8 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006, mainly from $0.2 million savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former Chief Technology Officer effective December 31, 2006. New products testing expenses and severance pay decreased by $0.1 million.

Recovery of impairment on assets held for sale

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Recovery of impairment on assets held for sale	$(481)	$—	$481	NA	%
% of total revenue	(3.5)%	NA

During the three months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses.

	Six Months Ended
	June 30,		Increase
	2006	2005	(Decrease)	% Change
	($ in thousands)
Recovery of impairment on assets held for sale	$(481)	$—	$481	NA
% of total revenue	(1.8)%	NA

During the six months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses.

Interest Income, net

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Interest income, net	$225	$111	$114	102.7%
% of total revenue	1.6%	1.1%

Interest income, net increased $0.1 million to $0.2 million for the three months ended June 30, 2007 from $0.1 million for the three months ended June 30, 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Interest income, net	$449	$239	$210	87.9%
% of total revenue	1.7%	1.3%

Interest income, net increased $0.2 million to $0.4 million for the six months ended June 30, 2007 from $0.2 million for the six months ended June 30, 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Other Income and Expense, net

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(272)	$814	$(1,086)	(1,334.2)%
% of total revenue	(2.0)%	7.9%

Other expense was $0.3 million for the three months ended June 30, 2007 due to the minority interests in our joint ventures. Other income was $814,000 for the three months ended June 30, 2006 due to a realized gain of $1.1 million on the sale of shares of common stock of Finisar Corporation held by us, partially offset by minority interests in our joint ventures.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(283)	$1,052	$(1,335)	(126.9)%
% of total revenue	(1.1)%	5.6%

Other expense was $0.3 million for the six months ended June 30, 2007 due to the minority interests in our joint ventures. Other income was $1.1 million for the six months ended June 30, 2006 due to a realized gain of $1.4 million on the sale of shares of common stock of Finisar Corporation held by us, partially offset by minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$162	$138	$24	17.4%
% of total revenue	1.2%	1.3%

We provided for income taxes of $0.2 million for our China operations for the three months ended June 30, 2007 compared to $0.1 million for the three month period ended June 30, 2006. The increase in provision is due to higher income in two of our China joint ventures.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$273	$456	$(183)	(40.1)%
% of total revenue	1.0%	2.4%

We provided for income taxes of $0.3 million for our China operations for the six months ended June 30, 2007 compared to $0.5 million for the six month period ended June 30, 2006. The decrease in provision in 2007 compared to 2006 is due to an overprovision in the first three months of 2006 in our China subsidiary.

Gain from Discontinued Operations

	Three Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$—	$2	$(2)	(100.0)%
% of total revenue	NA	0.0%

In January, 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. For the three months ended June 30, 2006, the $2,000 in income was from interest income earned on cash balances held in the discontinued operations.

	Six Months Ended
	June 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$—	$3	$(3)	(100.0)%
% of total revenue	NA	0.0%

In January 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. For the six months ended June 30, 2006, the $3,000 in income was from interest income earned on cash balances held in the discontinued operations.

Liquidity and Capital Resources

As of June 30, 2007, our principal sources of liquidity were $33.7 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments decreased $1.9 million to $33.7 million as of June 30, 2007 compared with $35.5 million as of December 31, 2006. Included in this decrease are the purchase of machinery and equipment of $2.3 million, payments of long-term debt of $0.4 million, and the continual funding of our operations, partially offset by the net proceeds of $3.7 million received from the public offering of 862,500 shares of our common stock in January 2007.

Net cash used in operating activities of $3.9 million for the six months ended June 30, 2007 was primarily comprised of our net income of $2.6 million, adjusted for non-cash items of depreciation of $0.7 million, stock based compensation of $0.2 million, partially offset by a recovery of impairment on assets held for sale of $0.5 million, and offset by a net increase of $6.8 million in assets and liabilities. The net increase in assets and liabilities resulted from a $4.6 million increase in inventories, $1.7 million decrease in accounts payable, $0.5 million increase in other assets and a $0.2 million increase in accounts receivable, net, partially offset by a $0.2 million decrease in income taxes payable.

Inventories, increased by $4.7 million, or 23.1%, to $24.9 million as of June 30, 2007 compared with $20.3 million as of December 31, 2006, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales. The value of finished goods increased by $0.7 million with respect to consignment inventory as we increased our number of consignees from four to six.

Accounts receivable, net increased by $0.2 million, or 2.3%, to $9.9 million as of June 30, 2007 compared to $9.7 million as of December 31, 2006. Gross accounts receivable increased by $0.8 million from $9.8 million to $10.6 million as revenue increased. The allowance for doubtful accounts increased by $0.6 million from $0.1 million to $0.7 million mainly for some slow-paying customers in Asia. We continue to pursue collections on slow-paying customers. Our days sales outstanding is 66 days as of June 30, 2007 compared to 68 days as of December 31, 2006.

Net cash used in investing activities of $0.3 million for the six months ended June 30, 2007 was primarily for the purchase of investments totaling $10.3 million, the purchase of property, plant and equipment of $2.3 million, partially offset by the proceeds from sale of investments of $11.9 million and the decrease of restricted cash of $0.3 million.

We expect to invest approximately $2.6 million in capital projects for the remainder of 2007. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2007 consisted of $3.7 million net proceeds from the issuance of 862,500 shares of common stock as a result of our January 2007 closing of our public offer of our common stock and $0.2 million from employee stock options exercised, partially offset by payments of $0.4 million related to long-term borrowings.

Our main Fremont, California facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 5.42% as of June 30, 2007. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of June 30, 2007, $6.9 million was outstanding under these bonds.

As of June 30, 2007, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $6.9 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility.

On June 15, 2007, we entered into a sales agreement with an independent third party to sell our main Fremont, California facility. We estimate our net proceeds will be approximately $5.1 million after deducting sales commission and other selling expenses. We expect to close escrow in the third quarter, pending timely sign off on the closure report by the local fire department.

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

Outstanding contractual obligations as of June 30, 2007 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt	$6,906	$450	$956	$900	$4,600
Operating leases	4,232	655	1,466	1,553	558
Purchase obligation	7,290	4,800	2,490	—	—
Total	$18,428	$5,905	$4,912	$2,453	$5,158

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.2 million and $0.3 million for the six month periods ended June 30, 2007 and 2006, respectively.

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the People’s Republic of China with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in the People’s Republic of China (“PRC”), and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our PRC operations are incurred in the PRC’s Renminbi. As a result, currency fluctuations between the U.S. dollar and the Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. However, a 10% fluctuation in the dollar at June 30, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2007	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$6,427	0.50%	$32	$29	$35
Cash equivalents	8,989	5.21	468	421	515
Investment in debt and equity instruments	25,112	4.71	1,183	1,064	1,301
Taxable variable rate revenue bonds	(6,850)	5.42	(371)	(334)	(408)

			$1,312	$1,180	$1,443

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The minority investments totaled $0.4 million as of December 31, 2006 and June 30, 2007.

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

(b) No change in our internal control over financial reporting was made during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation for which we are responsible only for the amount remaining in our insurance retention. We paid the remaining amount of the retention (approximately $350,000) as of June 30, 2007.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, provided, however, that the two litigation matters described under the risks disclosed under the captions “If we fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations; in addition, we could be subject to suits for personal injuries caused by hazardous materials” and “Existing or future litigation could result in significant judgments against us, or cause us to incur costly settlements.”  These two settled matters comprise (i) the complaint filed against us and a current and former officer, alleging personal injury, general negligence, intentional tort, wage loss and other damages as a result of exposure of plaintiffs, who are former employees of AXT, including a minor child in utero, to high levels of gallium arsenide in gallium arsenide wafers, and methanol, and (ii) the ongoing securities litigation matter.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 22, 2007. Of the 29,894,949 shares outstanding as of the record date, 20,778,717 shares were represented in person or by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, AXT’s stockholders voted on the following matters:

(1)               Proposal to elect a class III director to hold office for a three-year term, and until the successor is elected and qualified.

Class III directors	For	Abstain
Leonard J. LeBlanc	20,667,345	5,688,543

In addition, the term of office as directors of Dr. Morris Young, Mr. Leonard Le Blanc and Dr. David Chang continued after the meeting.

(2)               Proposal to ratify the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

	For	Against	Abstain
Burr, Pilger & Mayer LLP	20,769,270	28,774	683,901

(3)               Proposal to restate the AXT, Inc. 1997 Stock Option Plan as the AXT, Inc. 2007 Equity Incentive Plan.

	For	Against	Abstain
AXT, Inc. 2007 Equity Incentive Plan	10,460,637	5,500,658	77,350

Accordingly, all three proposals were approved by the stockholders.

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

AXT, INC.

Dated: August 13, 2007	By:	/s/ Philip C. S. Yin
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