Form 10-Q
period 2007-09-30
AXT INC
filed 2007-11-07
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Stock, $0.001 par value	30,287,889

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$17,067	$16,116
Short-term investments	18,174	19,428
Accounts receivable, net of allowances of $560 and $140 as of September 30, 2007 and December 31, 2006, respectively	11,948	9,658
Inventories, net	25,124	20,263
Prepaid expenses and other current assets	3,590	3,985
Assets held for sale	5,140	4,659
Total current assets	81,043	74,109
Property, plant and equipment, net	15,072	12,775
Restricted deposits	6,700	7,150
Other assets	5,036	4,298
Total assets	$107,851	$98,332

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,770	$3,764
Accrued liabilities	3,877	3,358
Current portion of long-term debt	450	450
Income taxes payable	446	178
Total current liabilities	7,543	7,750
Long-term debt, net of current portion	6,295	6,839
Other long-term liabilities	3,129	2,543
Total liabilities	16,967	17,132
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2007 and December 31, 2006.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,288 and 29,011 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	30	29
Additional paid-in capital	185,666	180,936
Accumulated deficit	(100,417)	(103,832)
Accumulated other comprehensive income	2,073	535
Total stockholders’ equity	90,884	81,200
Total liabilities and stockholders’ equity	$107,851	$98,332

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$14,474	$12,547	$40,639	$31,373
Cost of revenue	9,944	9,068	25,672	23,625
Gross profit	4,530	3,479	14,967	7,748
Operating expenses:
Selling, general and administrative	3,083	2,641	10,529	9,724
Research and development	382	392	1,190	1,497
Impairment (recovery of impairment) on assets held for sale	—	1,417	(481)	1,417
Restructuring benefit	—	—	—	(2)
Total operating expenses	3,465	4,450	11,238	12,636
Income (loss) from continuing operations	1,065	(971)	3,729	(4,888)
Interest income, net	102	103	551	342
Other income (expense), net	(156)	641	(439)	1,693
Income (loss) before provision for income taxes	1,011	(227)	3,841	(2,853)
Provision (benefit) for income taxes	153	(862)	426	(406)
Income (loss) from continuing operations	858	635	3,415	(2,447)
Discontinued operations:
Gain from discontinued operations, net of tax	—	4	—	7
Net income (loss)	$858	$639	$3,415	$(2,440)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.03	$0.11	$(0.11)
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.03	$0.03	$0.11	$(0.11)

Shares used in computing basic income (loss) per share	30,150	23,158	29,940	23,066
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.02	$0.10	$(0.11)
Gain from discontinued operations, net of tax	—	—	—	—
Net income (loss)	$0.03	$0.02	$0.10	$(0.11)

Shares used in computing diluted income (loss) per share	31,464	24,378	31,287	23,066

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,415	$(2,440)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation	1,064	2,365
Accretion of marketable securities premium/discount	(51)	(55)
Loss on disposal of property, plant and equipment	—	89
Stock-based compensation	341	649
Realized loss (gain) on sale of investments	83	(2,032)
Impairment (recovery of impairment) on assets held for sale	(481)	1,417
Changes in assets and liabilities:
Accounts receivable, net	(2,193)	(3,574)
Inventories	(4,712)	(1,203)
Prepaid expenses	512	(2,278)
Other assets	(696)	26
Accounts payable	(1,050)	1,008
Accrued liabilities	475	(773)
Income taxes payable	251	(1313)
Other long-term liabilities	467	340
Net cash used in operating activities	(2,575)	(7,774)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,786)	(2,157)
Proceeds from disposal of property, plant and equipment	6	161
Purchases of marketable securities	(22,704)	(7,924)
Proceeds from sale of marketable securities	24,508	10,174
Decrease in restricted deposits	450	300
Net cash (used in)/ provided by investing activities	(526)	554

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,390	528
Long-term debt payments	(546)	(467)
Net cash provided by financing activities	3,844	61
Effect of exchange rate changes on cash and cash equivalents	208	274
Net increase (decrease) in cash and cash equivalents	951	(6,885)
Cash and cash equivalents at the beginning of the period	16,116	17,472
Cash and cash equivalents at the end of the period	$17,067	$10,587

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2007 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 filed with the SEC on May 11, 2007 and August 13, 2007, respectively.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net income (loss).

Note 2. Discontinued Operations

Our condensed consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—
Operating expenses:
Selling, general and administrative	—	(4)	—	(7)
Total operating expenses	—	(4)	—	(7)
Gain from operations, net of tax	—	4	—	7
Net income	$—	$4	$—	$7

In the first quarter of 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In the three and nine months ended September 30, 2006, the $4,000 and $7,000, respectively, in income was interest earned on cash balances held in discontinued operations.

The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2007	December 31, 2006
Current assets:
Cash	$—	$395
Total current assets	—	395
Total assets	$—	$395

Net assets	—	395
Total liabilities and net assets	$—	$395

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

Impact of the Adoption of SFAS 123(R)

Under the modified prospective application transition method as provided by SFAS 123(R), we recorded $130,000 and $206,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the three months ended September 30, 2007, and 2006, respectively, and $341,000 and $649,000 of stock compensation expense in our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2007, and 2006, respectively. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2006 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes the compensation expense related to our stock-based compensation plan (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$12	$20	$38	$80
Selling, general and administrative	96	148	245	412
Research and development	22	38	58	156

Total stock-based compensation	130	206	341	649
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$130	$206	$341	$649

Effect on basic net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.03)
Effect on diluted net income (loss) per share	$0.00	$(0.01)	$0.01	$(0.03)

Stock options

As of September 30, 2007, the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $811,000, net of estimated forfeitures of $60,000, and will be adjusted for subsequent changes in estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2007 and 2006, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net income (loss), including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of our stock options granted to employees for the three and nine months ended September 30, 2007, and 2006, was estimated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected term (in years)	4.0	5.0	4.0	5.0

Volatility	64.08%	82.26%	64.08%	84.86%

Expected dividend	0.00%	0.00%	0.00%	0.00%

Risk-free interest rate	4.62%	4.59%	4.62%	4.80%

Estimated forfeitures	5.99%	1.49%	5.99%	12.33%

Weighted-average fair value	$4.92	$2.17	$4.92	$1.82

The following table summarizes the stock option transactions during the nine months ended September 30, 2007 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2006	2,728	$2.51

Granted	31	4.92

Exercised	(391)	1.98

Canceled	(127)	4.59

Options outstanding as of September 30, 2007	2,241	$2.52	6.64	$9,092

Options vested and expected to vest as of September 30, 2007	2,177	$2.53	6.60	$8,838

Options exercisable as of September 30, 2007	1,594	$2.58	6.05	$6,622

The options outstanding and exercisable as of September 30, 2007 were in the following exercise price ranges:

Options Outstanding as of September 30, 2007				Options Exercisable as of September 30, 2007
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,287,010	$1.28	6.97	875,972	$1.29
$1.39 - $ 1.44	11,500	$1.41	7.64	6,605	$1.41
$1.45 - $ 2.24	473,530	$2.17	5.66	440,176	$2.18
$2.25 - $ 5.00	371,468	$4.00	7.81	174,031	$3.16
$5.01 - $41.50	97,500	$15.03	2.46	97,500	$15.03
	2,241,008	$2.52	6.64	1,594,284	$2.58

The total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $929,000 and $1,089,000, respectively. Cash received from option exercises for the three and nine months ended September 30, 2007 was $548,000 and $776,000, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $203,000 and $395,000, respectively. Cash received from option exercises for the three and nine months ended September 30, 2006 was $229,000 and $527,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended September 30, 2007 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of the quarter	10,608	$3.77
Restricted stock shares granted	12,872	$4.66
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding as of September 30, 2007	23,480	$4.26

A summary of activity related to restricted stock awards for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of the year	—	$—
Restricted stock shares granted	23,480	$4.26
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding as of September 30, 2007	23,480	$4.26

As of September 30, 2007, we had $92,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.76 years. During the three and nine months ended September 30, 2007, no shares of restricted stock were vested.

Note 4. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$6,800	$—	$—	$6,800	$6,892	$—	$—	$6,892
Cash equivalents:
Money market fund	8,075	—	—	8,075	7,045	—	—	7,045
U.S. Treasury and agency securities	2,192	—	—	2,192	2,179	—	—	2,179

Total cash equivalents	10,267	—	—	10,267	9,224	—	—	9,224
Total cash and cash equivalents	17,067	—	—	17,067	16,116	—	—	16,116

Investments:
U.S. Treasury and agency securities	1,400	—	—	1,400	12,277	—	(39)	12,238
Asset-backed securities	3,985	—	(10)	3,975	809	—	(1)	808
Commercial paper	3,300	—	(115)	3,185	500	—	—	500
Corporate bonds	15,650	665	(1)	16,314	13,035	—	(3)	13,032
Total investments	24,335	665	(126)	24,874	26,621	—	(43)	26,578
Total cash, cash equivalents and investments	$41,402	$665	$(126)	$41,941	$42,737	$—	$(43)	$42,694
Contractual maturities on investments:
Mature within 1 year	$2,048			$2,048	$13,767			$13,727
Mature after 1 through 5 years	18,302			18,851	12,854			12,851
Mature after 5 years	3,985			3,975	—			—
	$24,335			$24,874	$26,621			$26,578

The investments include $6.7 million and $7.2 million recorded as restricted deposits on the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three and nine months ended September 30, 2007, we had $54,000 and $83,000 in gross realized losses on sales of our available-for-sale securities. For the three and nine months ended September 30, 2006, we had $0.7 million and $2.0 million, respectively, in gross realized gains on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2006 and the first nine months of 2007. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2007 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2007 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
U.S. Treasury and agency securities	$—	$—	$3,975	$(10)	$3,975	$(10)
Asset-backed securities	—	—	3,185	(115)	3,185	(115)
Corporate bonds	298	(1)	—	—	298	(1)
Total in loss position	$298	$(1)	$7,160	$(125)	$7,458	$(126)

Note 5. Inventories, Net

Inventories are stated at the lower of cost or market.  The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2007	2006
Inventories, net:
Raw materials	$11,426	$8,419
Work in process	11,614	11,222
Finished goods	2,084	622
	$25,124	$20,263

Note 6. Recovery of Impairment on Assets Held for Sale

During the three months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale.  Accordingly, we recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses.  Subsequent to the three and nine months ended  September 30, 2007, we received a notice from this third party purchaser terminating the agreement to purchase the property.  On October 22, 2007, we entered into a new agreement with a different independent third party purchaser to purchase the property for $5.65 million, subject to certain contingencies.  See Note 14 below.  This property has been classified as “assets held for sale” in the amount of $5.1 million on the condensed consolidated balance sheet as of September 30, 2007.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$858	$639	$3,415	$(2,440)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$814	$595	$3,283	$(2,572)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,150	23,158	29,940	23,066
Effect of dilutive securities:
Common stock options	1,314	1,220	1,347	—
Denominator for dilutive net income (loss) per common share	31,464	24,378	31,287	23,066
Basic net income (loss) per share	$0.03	$0.03	$0.11	$(0.11)
Diluted net income (loss) per share	$0.03	$0.02	$0.10	$(0.11)
Options excluded from diluted net loss per share as the impact is anti-dilutive	98	120	822	2,589

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income (loss)	$858	$639	$3,415	$(2,440)
Foreign currency translation gain	357	196	956	274
Unrealized gain on available-for-sale investments	110	151	582	1,997
Less: reclassification adjustment for realized gain included in net income (loss)	—	(650)	—	(2,032)
Comprehensive income (loss)	$1,325	$336	$4,953	$(2,201)

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped during the respective periods to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
North America*	$2,820	$3,033	$8,918	$7,704
Europe	2,521	2,012	7,163	5,684
Japan	3,301	842	8,699	2,638
Taiwan	2,444	2,869	6,512	5,782
Asia Pacific	3,388	3,791	9,347	9,565
Consolidated	$14,474	$12,547	$40,639	$31,373

*   Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2007	2006
Long-lived assets:
North America	$139	$426
China	14,933	12,349
	$15,072	$12,775

Significant Customers

No customer represented more than 10% of revenue for the three months ended September 30, 2007. One customer represented 18.4% of revenue for the three months ended September 30, 2006. No customer represented more than 10% of revenue for the nine months ended September 30, 2007. One customer represented 15.0% of revenue for the nine months ended September 30, 2006. Our top five customers represented 30.9% and 44.1% of revenue for the three months ended September 30, 2007, and 2006, respectively. Our top five customers represented 31.8% and 40.3% of revenue for the nine months ended September 30, 2007, and 2006, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	September 30, 2007	December 31, 2006	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Manufacturing Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Ge Co. Ltd	1,998	1,304	Equity	25
Emeishan Jia Mei High Pure Metals Co., Ltd	721	670	Equity	25

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

Undistributed retained earnings relating to our investments were $6.7 million and $4.4 million as of September 30, 2007 and December 31, 2006, respectively. Net income recorded from our investments was $729,000 and $609,000 for the three months ended September 30, 2007 and 2006, respectively. Net income recorded from our investments was $2.3 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual, which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Beginning accrued warranty and related costs	$949	$204	$459	$120
Charged (credited) to cost of revenue	(116)	553	580	699
Actual warranty expenditures	(14)	(186)	(220)	(248)
Ending accrued warranty and related costs	$819	$571	$819	$571

Purchase Commitment

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the People’s Repiblic of China with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008. As of September 30, 2007, our total remaining commitment under this agreement is approximately $6.1 million.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $162,000 and losses of $59,000 for the three months ended September 30, 2007, and 2006, respectively. We incurred foreign currency transaction exchange losses of $128,000 and $48,000 for the nine months ended September 30, 2007, and 2006, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Note 14. Subsequent Events

On October 4, 2007, we received a notice from Mr. and Mrs. Allen and Janette Blazick (collectively, the “Original Buyers”) terminating the Purchase and Sale Agreement (the “Old Agreement”) dated June 15, 2007, under section 2.2.1 of the Old Agreement.  Pursuant to the Old Agreement, AXT had agreed to sell its property and building at 4311 Solar Way in Fremont, California to the Original Buyers, in return of a cash payment of $5.35 million, subject to certain contingencies.

On October 19, 2007, our board of directors appointed our chief executive officer, Dr. Philip C.S. Yin, as chairman of the board, succeeding Jesse Chen.  Mr. Chen has been named as lead independent director of the company.  Both appointments are effective October 19, 2007.

On October 22, 2007, we entered into a Purchase and Sale Agreement (the “New Agreement”) with SBC&D Co., Inc., a California corporation, dba South Bay Development (the “Buyer”) under which it agreed to sell its property and building at 4311 Solar Way in Fremont, California in return for a cash payment of $5.65 million, subject to certain contingencies.  In connection with the execution of the New Agreement, the Buyer deposited $250,000 with an escrow agrent, which shall be fully refundable to Buyer prior to the expiration of the 30-day Due Diligence Period, then, after the expiration of the Due Diligence Period, the deposit shall be deemed non-refundable to Buyer for any reason other than as a result of a breach or default by Seller or the occurrence of certain casualty or condemnation events prior to the close of escrow.  The closing of the sale of the property is to occur within fifteen days of the lapse of the Due Diligence Period.

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

Revenue increased $9.3 million, or 29.5%, to $40.6 million for the nine months ended September 30, 2007 from $31.4 million for the same period of 2006 primarily from an increase in raw material sales and higher customer demands for smaller diameter wafers, offset by inventory adjustments of select handset manufacturers and foundaries. As of September 30, 2007, we had available cash, cash equivalents and short-term investments of $35.2 million, excluding restricted deposits.

Recovery of Impairment on Assets Held for Sale

During the three months ended June 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which has been decontaminated and is being prepared for sale, to market value. Accordingly, we recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. Subsequent to the three and nine months ended  September 30, 2007, we received a notice from this third party purchaser terminating the agreement to purchase the property.  On October 22, 2007, we entered into a new agreement with a different independent third party purchaser to purchase the property for $5.65 million, subject to certain contingencies. See Note 14 to our condensed consolidated financial statements.  This property has been classified as “assets held for sale” in the amount of $5.1 million on the condensed consolidated balance sheet as of September 30, 2007.

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

As of September 30, 2007 and December 31, 2006, our accounts receivable, net, balance was $11.9 million and $9.7 million, respectively, which was net of an allowance for doubtful accounts of $0.6 million and $0.1 million, respectively. The increase in gross accounts receivable balance was primarily due to increased sales, while the increase in allowance for doubtful accounts was mainly for our slow-paying customers in Asia. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2007 and December 31, 2006, accrued product warranties totaled $819,000 and $459,000, respectively. The increase in accrued warranties is primarily attributable to increased claims on quality experienced by some customers as well as an increase in revenues. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2007 and December 31, 2006, we had an inventory reserve of $13.2 million and $15.4 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

As of the date of the filing of this quarterly report, there have been no material changes to our critical accounting policies and procedures during the three months and nine months ended September 30, 2007 compared to that disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2006 filed with the SEC on March 23, 2007 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 filed with the SEC on May 11, 2007 and August 13, 2007, respectively.

Results of Operations

Revenue

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
GaAs	$9,909	$10,561	$(652)	(6.2)%
InP	408	340	68	20.0%
Ge	536	387	149	38.5%
Raw materials	3,621	1,251	2,370	189.4%
Other	—	8	(8)	NM
Total revenue	$14,474	$12,547	$1,927	15.4%

NM = % not meaningful

Revenue increased $1.9 million, or 15.4%, to $14.5 million for the three months ended September 30, 2007 from $12.5 million for the three months ended September 30, 2006. Total GaAs substrate revenue decreased $0.7 million, or 6.2%, to $9.9 million for the three months ended September 30, 2007 from $10.6 million for the three months ended September 30, 2006.

Sales of 5 inch and 6 inch diameter GaAs substrates were $3.1 million for the three months ended September 30, 2007 compared to $5.3 million for the three months ended September 30, 2006. The decrease was due mainly to held shipments by a major customer who was transitioning to a new device in the third quarter of 2007 and encountered an issue with our substrates due to a change in their specifications, and held orders by another major customer that had an inventory adjustment causing 6 inch orders to be lower than normal. We expect both customers to resume orders beginning the fourth quarter of 2007.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $6.8 million for the three months ended September 30, 2007 compared to $5.3 million for the three months ended September 30, 2006. The increase in revenue from smaller diameter substrates was due to the continued market growth of LED laser diodes and commercial epitaxy.

InP revenue increased $68,000, or 20.0%, to $408,000 for the three months ended September 30, 2007 from $340,000 for the three months ended September 30, 2006. InP substrate revenue increased due to some continued demand of specialized automotive applications, and overall optical communications applications. However, we do not expect significant near term changes in the market for InP.

Ge substrate revenue increased $149,000, or 38.5%, to $536,000 for the three months ended September 30, 2007 from $387,000 for the three months ended September 30, 2006. The increase in Ge substrate revenue was due to a customer in Germany who has now qualified our product, as demand for photovoltaic and opto-electronic applications increases.

Raw materials revenue increased $2.4 million, or 189.4%, to $3.6 million for the three months ended September 30, 2007 from $1.3 million for the three months ended September 30, 2006. The increase in raw materials revenue was primarily due to sales of gallium to a customer in North America as the demand for gallium increases, as well as an increase in raw materials pricing. We expect this demand for gallium to continue at this pace.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
GaAs	$27,997	$25,441	$2,556	10.0%
InP	1,586	1,249	337	27.0%
Ge	1,479	592	887	149.8%
Raw materials	9,532	4,083	5,449	133.5%
Other	45	8	37	462.5%
Total revenue	$40,639	$31,373	$9,266	29.5%

Revenue increased $9.3 million, or 29.5%, to $40.6 million for the nine months ended September 30, 2007 from $31.4 million for the nine months ended September 30, 2006. Total GaAs substrate revenue increased $2.6 million, or 10.0%, to $28.0 million for the nine months ended September 30, 2007 from $25.4 million for the nine months ended September 30, 2006.

Sales of 5 inch and 6 inch diameter GaAs substrates were $11.1 million for the nine months ended September 30, 2007 compared to $11.4 million for the nine months ended September 30, 2006. The decrease was mainly due to the impact in the three months ended March 31, 2007 when we experienced a decrease in 6 inch diameter wafer sales from the prior quarter primarily due to less than expected orders from a few handset market customers, as well as less than expected sales to certain customers that did not materialize due to the delay in BIFET qualifications of those customers. In addition, in the three months ended September 30, 2007, a major customer who was transitioning to a new device delayed shipments of our products pending this transition, and encountered an issue with our substrates due to a change in their specifications. We also experienced a delay in shipments by another major customer that had an inventory adjustment causing 6 inch orders to be lower than normal. We expect to resume orders beginning the fourth quarter of 2007.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $16.9 million for the nine months ended September 30, 2007 compared to $13.9 million for the nine months ended September 30, 2006. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP revenue increased $337,000, or 27.0%, to $1.6 million for the nine months ended September 30, 2007 from $1.2 million for the nine months ended September 30, 2006. The increase in InP revenue was primarily due to a one-time sale of $251,000 indium scrap metal, while InP substrate revenue increased slightly from customers in the optical networking industry.  However, we do not expect significant near term changes in the market for InP, and we do not expect to sustain this increased level of InP revenue.

Ge substrate revenue increased $887,000, or 149.8%, to $1.5 million for the nine months ended September 30, 2007 from $592,000 for the nine months ended September 30, 2006. The increase in Ge substrate revenue was due to a customer in Germany who has now qualified our product, as demand for photovoltaic and opto-electronic applications continues to increase.

Raw materials revenue increased $5.4 million, or 133.5%, to $9.5 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006. The increase in raw materials revenue was primarily due to sales of gallium to new customers in Japan and Europe, and increased demand by a customer in North America as the demand for gallium increases, as well as an increase in raw materials pricing. We expect this demand for gallium to continue at this pace.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
North America *	$2,820	$3,033	$(213)	(7.0)%
% of total revenue	19.5%	24.2%
Europe	2,521	2,012	509	25.3%
% of total revenue	17.4%	16.0%
Japan	3,301	842	2,459	292.0%
% of total revenue	22.8%	6.7%
Taiwan	2,444	2,869	(425)	(14.8)%
% of total revenue	16.9%	22.9%
Asia Pacific (excluding Japan and Taiwan)	3,388	3,791	(403)	(10.6)%
% of total revenue	23.4%	30.2%
Total revenue	$14,474	$12,547	$1,927	15.4%

*                                        Primarily the United States

North America revenue decreased by $0.2 million, or 7.0%, to $2.8 million for the three months ended September 30, 2007 from $3.0 million for the three months ended September 30, 2006. In the three months ended September 30, 2006 one new customer bought $0.3 million 4” semi-insulating wafers for the first time, and has never purchased from us since. That decline in substrate wafer sales was partially offset by an increase in raw material sales.

Europe revenue increased by $0.5 million, or 25.3%, to $2.5 million for the three months ended September 30, 2007 from $2.0 million for the three months ended September 30, 2006. This increase came primarily from increased substrate sales to customers in Germany partially offset by decreased sales to customers in France.

Japan revenue increased by $2.5 million, or 292.0%, to $3.3 million for the three months ended September 30, 2007 from $0.8 million for the three months ended September 30, 2006. The increase came from three new customers for raw materials sales amounting to $1.9 million, while substrate sales to existing customers increased by $0.6 million.

Taiwan revenue decreased by $0.4 million, or 14.8%, to $2.4 million for the three months ended September 30, 2007 from $2.9 million for the three months ended September 30, 2006. The decrease was due mainly to a major customer who was transitioning to a new device delayed shipments of our products pending this transition, and encountered an issue with our substrates due to a change in their specifications. We expect this customer to resume orders beginning the fourth quarter of 2007.

Asia Pacific (excluding Japan and Taiwan) revenue decreased by $0.4 million, or 10.6%, to $3.4 million for the three months ended September 30, 2007 from $3.8 million for the three months ended September 30, 2006. The decrease was due mainly to reduced sales to our customers in Malaysia and Singapore from a fall in demand.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
North America *	$8,918	$7,704	$1,214	15.8%
% of total revenue	21.9%	24.6%
Europe	7,163	5,684	1,479	26.0%
% of total revenue	17.6%	18.1%
Japan	8,699	2,638	6,061	229.8%
% of total revenue	21.4%	8.4%
Taiwan	6,512	5,782	730	12.6%
% of total revenue	16.0%	18.4%
Asia Pacific (excluding Japan and Taiwan)	9,347	9,565	(218)	(2.3)%
% of total revenue	23.0%	30.5%
Total revenue	$40,639	$31,373	$9,266	29.5%

*                                        Primarily the United States

North America revenue increased by $1.2 million, or 15.8%, to $8.9 million for the nine months ended September 30, 2007 from $7.7 million for the nine months ended September 30, 2006. The increase was due to approximately $0.7 million more raw material sales, a one-time sale of $0.3 million indium scrap metal, and $0.2 million of increased substrate sales.

Europe revenue increased by $1.5 million, or 26.0%, to $7.2 million for the nine months ended September 30, 2007 from $5.7 million for the nine months ended Septembere 30, 2006. This increase came primarily from increased substrate sales to customers in Germany and Russia, partially offset by decreased substrate sales to customers in France, and increased raw materials sales to customers in the Netherlands.

Japan revenue increased by $6.1 million, or 229.8%, to $8.7 million for the nine months ended September 30, 2007 from $2.6 million for the nine months ended September 30, 2006. The increase came from five new customers for raw materials amounting to $4.8 million, while substrate sales to existing customers increased by $1.3 million due to higher demand.

Taiwan revenue increased by $0.7 million, or 12.6%, to $6.5 million for the nine months ended September 30, 2007 from $5.8 million for the nine months ended September 30, 2006. We had $2.2 million increased sales in small diameter wafers as demand grew, partially offset by $1.4 million decrease in sales of large diameter wafers from a major customer who was transitioning to a new device delayed shipments of our products pending this transition, and encountered an issue with our substrates due to a change in their specifications. We expect this customer to resume orders beginning the fourth quarter of 2007.

Asia Pacific (excluding Japan and Taiwan) revenue decreased by $0.2 million, or 2.3%, to $9.3 million for the nine months ended September 30, 2007 from $9.6 million for the nine months ended September 30, 2006. We had a decrease in raw material sales of $1.0 million as demand dropped slightly in P.R. China, offset by an increase of $0.8 million in small diameter substrate sales to customers in P.R. China.

Gross Margin

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,530	$3,479	$1,051	30.2%
Gross Margin %	31.3%	27.7%

Gross margin. Gross margin increased to 31.3% of total revenue for the three months ended September 30, 2007 from 27.7% of total revenue for the three months ended September 30, 2006. Gross margin for the three months ended September 30, 2007 was positively impacted by sales of approximately $0.6 million of gallium arsenide (“GaAs”) wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold a greater amount of  raw materials which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 1.8 percentage points to gross margin for the three months ended September 30, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic. Gross margin for the three months ended September 30, 2006 was positively impacted by sales of approximately $0.8 million of GaAs wafers which were previously fully reserved.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gross profit	$14,967	$7,748	$7,219	93.2%
Gross Margin %	36.8%	24.7%

Gross margin. Gross margin increased to 36.8% of total revenue for the nine months ended September 30, 2007 from 24.7% of total revenue for the nine months ended September 30, 2006. Gross margin for the nine months ended September 30, 2007 was positively impacted by sales of approximately $1.7 million of GaAs wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold InP scrap metal, as well as raw materials, both of which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 2.5 percentage points to gross margin for the nine months ended September 30, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes, partially offset by higher prices of raw materials for gallium and arsenic. Gross margin for the nine months ended September 30, 2006 was positively impacted by sales of approximately $2.2 million of GaAs wafers, which were previously fully reserved, and by approximately $53,000 as a result of a reversal of a sales return reserve established in 2004 as we favorably resolved an outstanding matter with a customer.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,083	$2,641	$442	16.7%
% of total revenue	21.3%	21.0%

Selling, general and administrative expenses increased $0.4 million to $3.1 million for the three months ended September 30, 2007 from $2.6 million for the three months ended September 30, 2006. The increase was primarily $0.2 million in general increases in employee salaries and related costs in 2007 over 2006, as well as $0.2 million higher bad debt expenses mainly for our slow-paying customers in Asia, $0.3 million in higher legal fees mainly because 2006 included a $0.3 million refund from insurance, partially offset by $0.3 million lower decontamination fees on our property in Fremont, California.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$10,529	$9,724	$805	8.3%
% of total revenue	25.9%	31.0%

Selling, general and administrative expenses increased $0.8 million to $10.5 million for the nine months ended September 30, 2007 from $9.7 million for the nine months ended September 30, 2006. The increase was primarily due to $0.2 million higher bad debt expenses mainly for our slow-paying customers in Asia, a $0.4 million bad debt recovery taken in 2006 which was provided for an Asian customer in late 2005, and $0.2 million in higher salaries and related costs in 2007 over 2006.

Research and Development

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Research and development	$382	$392	$(10)	(2.6)%
% of total revenue	2.6%	3.1%

Research and development expenses decreased $10,000, or 2.6% to $382,000 for the three months ended September 30, 2007 from $392,000 for the three months ended September 30, 2006, mainly from $70,000 savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former Chief Technology Officer effective December 31, 2006, partially offset by $60,000 in increased new products testing expenses.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Research and development	$1,190	$1,497	$(307)	(20.5)%
% of total revenue	2.9%	4.8%

Research and development expenses decreased $0.3 million, or 20.5% to $1.2 million for the nine months ended September 30, 2007 from $1.5 million for the nine months ended September 30, 2006, mainly from $0.4 million savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former Chief Technology Officer effective December 31, 2006 and the reduction in engineering headcount including severance pay, partially offset by increased new products testing expenses of $0.1 million.

Impairment (recovery of impairment) on assets held for sale

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Impairment on assets held for sale	$—	$1,417	$(1,417)	NA
% of total revenue	NA	11.3%

During the three months ended September 30, 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property located in Fremont, California, which had been decontaminated and was being prepared for sale. That property had been classified as “Assets held for sale” in the amount of $4.7 million on the condensed consolidated balance sheet as of December 31, 2006.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery of impairment) on assets held for sale	$(481)	$1,417	$(1,898)	(133.9)%
% of total revenue	(1.2)%	4.5%

During the nine months ended September 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of our U.S. property located in Fremont, California, which had been decontaminated and is being prepared for sale. Accordingly, we recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. Subsequent to the three and nine months ended  September 30, 2007, we received a notice from this third party purchaser terminating the agreement to purchase the property.  On October 22, 2007, we entered into a new agreement with a different independent third party purchaser to purchase the property for $5.65 million, subject to certain contingencies.

During the nine months ended September 30, 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property located in Fremont, California, which had been decontaminated and was being prepared for sale. That property had been classified as “Assets held for sale” in the amount of $4.7 million on the condensed consolidated balance sheet as of December 31, 2006.

Interest Income, net

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Interest income, net	$102	$103	$(1)	(1.0)%
% of total revenue	0.7%	0.8%

Interest income, net was comparable at $0.1 million for the three months ended September 30, 2007 and 2006.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Interest income, net	$551	$342	$209	61.1%
% of total revenue	1.4%	1.1%

Interest income, net increased $0.2 million to $0.6 million for the nine months ended September 30, 2007 from $0.3 million for the nine months ended September 30, 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Other Income and Expense, net

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(156)	$641	$(797)	(124.3)%
% of total revenue	(1.1)%	5.1%

Other expense was $0.2 million for the three months ended September 30, 2007 due to the minority interests in our joint ventures. Other income was $0.6 million for the three months ended September 30, 2006 due to a realized gain of $0.7 million on the sale of shares of common stock of Finisar Corporation which we no longer hold, partially offset by minority interests in our joint ventures.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$(439)	$1,693	$(2,132)	(125.9)%
% of total revenue	(1.1)%	5.4%

Other expense was $0.4 million for the nine months ended September 30, 2007 due to the minority interests in our joint ventures. Other income was $1.7 million for the nine months ended September 30, 2006 due to a realized gain of $2.2 million on the sale of shares of common stock of Finisar Corporation which we no longer hold, partially offset by minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$153	$(862)	$(1,015)	(117.7)%
% of total revenue	1.1%	(6.9)%

We provided for income taxes of $0.2 million for our China operations for the three months ended September 30, 2007. For the three months ended September 30, 2006, we reversed approximately $1.0 million of income tax payable accrued for potential exposures relating to 1999 and 2000 net operating loss carryback as a benefit from income taxes in 2006, offset by a provision for income taxes of $0.1 million, which was related to our China operations.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Provision (benefit) for income taxes	$426	$(406)	$(832)	(204.9)%
% of total revenue	1.0%	(1.3)%

We provided for income taxes of $0.4 million for our China operations for the nine months ended September 30, 2007.  For the nine months ended September 30, 2006, we reversed approximately $1.0 million of income tax payable accrued for potential exposures relating to 1999 and 2000 net operating loss carryback as a benefit from income taxes in 2006, partially offset by a provision for income taxes of $0.5 million, which was related to our China operations.

Gain from Discontinued Operations

	Three Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$—	$4	$(4)	(100.0)%
% of total revenue	NA	0.0%

In January, 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. For the three months ended September 30, 2006, the $4,000 in income was from interest income earned on cash balances held in the discontinued operations.

	Nine Months Ended
	September 30,		Increase
	2007	2006	(Decrease)	% Change
	($ in thousands)
Gain from discontinued operations	$—	$7	$(7)	(100.0)%
% of total revenue	NA	0.0%

In January 2007, we dissolved the corporation that operated our discontinued operations that related to our opto-electronics business and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. For the nine months ended September 30, 2006, the $7,000 in income was from interest income earned on cash balances held in the discontinued operations.

Liquidity and Capital Resources

As of September 30, 2007, our principal sources of liquidity were $35.2 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments decreased $0.3 million to $35.2 million as of September 30, 2007 compared with $35.5 million as of December 31, 2006. Included in this decrease are the purchase of machinery and equipment of $2.8 million, payments of long-term debt of $0.5 million, and the continual funding of our operations, partially offset by the net proceeds of $3.7 million received from the public offering of 862,500 shares of our common stock in January 2007, and a China tax refund of $0.9 million from our PRC subsidiary.

Net cash used in operating activities of $2.6 million for the nine months ended September 30, 2007 was primarily comprised of our net income of $3.4 million, adjusted for non-cash items of depreciation of $1.1 million, stock based compensation of $0.3 million, partially offset by a recovery of impairment on assets held for sale of $0.5 million, and offset by a net increase of $6.9 million in assets and liabilities. The net increase in assets and liabilities resulted from a $4.7 million increase in inventories, a $2.2 million increase in accounts receivable, net, a $1.1 million decrease in accounts payable, and a $0.7 million increase in other assets and partially offset by a $0.5 million decrease in prepaid expenses, an increase of $0.5 million in accrued liabilities, and a $0.3 million decrease in income taxes payable.

Inventories increased by $4.9 million, or 24.0%, to $25.1 million as of September 30, 2007 compared with $20.3 million as of December 31, 2006, as we increased inventory in raw materials, work-in-process, and finished goods to increase production in anticipation of increased forecast sales and increased costs of raw materials. The value of finished goods held as consignment inventory increased by $0.6 million as we increased our number of consignees from four to six.

Accounts receivable, net increased by $2.3 million, or 23.7%, to $11.9 million as of September 30, 2007 compared to $9.7 million as of December 31, 2006. Gross accounts receivable increased by $2.7 million from $9.8 million to $12.5 million as revenue increased. The allowance for doubtful accounts increased by $0.5 million from $0.1 million to $0.6 million mainly for slow-paying customers in Asia. We continue to pursue collections on slow-paying customers. Our days sales outstanding is 76 days as of September 30, 2007 compared to 68 days as of December 31, 2006.

Net cash used in investing activities of $0.5 million for the nine months ended September 30, 2007 was primarily for the purchase of investments totaling $22.7 million, the purchase of property, plant and equipment of $2.8 million, partially offset by the proceeds from sale of investments of $24.5 million and the decrease of restricted cash of $0.5 million.

We expect to invest approximately $2.1 million in capital projects for the remainder of 2007. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash provided by financing activities of $3.8 million for the nine months ended September 30, 2007 consisted of $3.7 million net proceeds from the issuance of 862,500 shares of common stock as a result of our January 2007 closing of our public offer of our common stock and $0.7 million from employee stock options exercised, partially offset by payments of $0.5 million related to long-term borrowings.

Our main Fremont, California facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 5.23% as of September 30, 2007. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of September 30, 2007, $6.7 million was outstanding under these bonds.

As of September 30, 2007, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $6.7 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility.

On October 22, 2007, we entered into a new sales agreement with an independent third party to sell our main Fremont, California facility. We estimate our net proceeds will be approximately $5.4 million after deducting sales commission and other selling expenses. We expect to close escrow in the fourth quarter of 2007.  Please refer to Note 14 to the condensed consolidated financial statements for further details.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

Outstanding contractual obligations as of September 30, 2007 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt	$6,745	$450	$945	$750	$4,600
Operating leases	4,057	659	1,476	1,564	357
Purchase obligation	6,105	4,860	1,245	—	—
Total	$16,907	$5,969	$3,666	$2,314	$4,957

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.5 million and $0.8 million for the nine month periods ended September 30, 2007 and 2006, respectively.

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the People’s Republic of China with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007 for a total value of $7.3 million. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008.  As of September 30, 2007, our total remaining commitment under this agreement is approximately $6.1 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Exposure

We operate in the United States, manufacture in the People’s Republic of China (“PRC”), and the substantial majority of our sales to date have been made in U.S. dollars. Certain expenses from our PRC operations are incurred in the PRC’s Renminbi. As a result, currency fluctuations between the U.S. dollar and the Renminbi could cause foreign currency transaction gains or losses that we would recognize in the period incurred. However, a 10% fluctuation in the dollar at September 30, 2007 would have an immaterial impact on our net dollar position in outstanding trade payables and receivables.

Since July 2005, when the PRC uncoupled the Renminbi from the U.S. dollar and began to permit it to float in a narrow band against a basket of foreign currencies, the Renminbi has progressively appreciated at an accelerating rate against the U.S. dollar.  However, the government of the PRC has yet to allow the Renminbi to ”float,” or to be freely traded against foreign currencies.  Accordingly, it is uncertain whether, and to what extent, further adjustments will follow.  Regardless of whether the PRC government allows the Renminbi-U.S. dollar exchange rate to float in the future, the Renminbi could likely continue to appreciate further relative to the U.S. dollar.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2007	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$6,800	0.50%	$34	$31	$37
Cash equivalents	10,267	5.29	543	489	597
Investment in debt and equity instruments	24,874	4.99	1,241	1,117	1,365
Taxable variable rate revenue bonds	(6,700)	5.23	(350)	(315)	(385)

			$1,468	$1,322	$1,614

Equity Risk

We maintain minority investments in two privately-held U.S. companies. We maintain a minority investment in Global Communication Semiconductors, Inc. (GCS) as a result of its acquisition of Alpha Photonics, Inc.  We also maintain a minority investment in Intelligent Epitaxy Technology, Inc. (IntelliEPI) as a result of certain in-kind contracts whereby we delivered GaAs and InP wafers to IntelliEPI and IntelliEPI agreed to issue shares of its Series B Preferred Stock in return in year 2000. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The minority investments totaled $0.4 million as of December 31, 2006 and September 30, 2007.

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

(b) No change in our internal control over financial reporting was made during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation for which we are responsible only for the amount remaining in our insurance retention. We paid the remaining amount of the retention (approximately $350,000) as of September 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On December 19, 2006 and January 9, 2007, we sold 5,750,000 shares and 862,500 shares, respectively, of our common stock in a firmly underwritten public offering pursuant to a registration statement on Form S-3 (SEC file number 333-135474), which was declared effective by the SEC on August 3, 2006, and a registration statement on Form S-3MEF (SEC file number 333-139365), which was effective upon filing with the SEC on December 15, 2006.  Needham & Company, LLC acted as the sole underwriter.  The price per share to the public was $4.50.  We received net proceeds of $24.1 million and $3.7 million, for an aggregate net proceeds of $27.8 million.  The net proceeds have been and will continue to be used for corporate and joint venture capacity expansion, research and development and working capital requirements, as well as potential acquisitions of complementary products, technologies or businesses.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated here in reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(3)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.24(4)	Purchase and Sale Agreement dated October 22, 2007 by and between AXT, Inc. and SBC&D Co., Inc., a California Corporation, dba South Bay Development.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on October 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 7, 2007	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated here in reference to Exhibit 2.1 to the registrant’s Form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(3)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.24(4)	Purchase and Sale Agreement dated October 22, 2007 by and between AXT, Inc. and SBC&D Co., Inc., a California Corporation, dba South Bay Development.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)                      Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on October 25, 2007.