Form 10-K
period 2007-12-31
AXT INC
filed 2008-03-14
CIK 1051627

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2007 as reported on the Nasdaq National Market, was approximately $102,257,678. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 29, 2008, 30,375,403 shares, $0.001 par value, of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

        This Annual Report (including the following section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

        Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading "Risk Factors" in Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.    Business

        AXT, Inc. ("AXT", "we," "us," and "our" refer to AXT, Inc. and all of its subsidiaries) is a leading developer and producer of high-performance compound and single element semiconductor substrates, including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Substrates	Substrate Diameter	Applications
GaAs (semi-insulating)	2", 3", 4", 5", 6"	•	Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
		•	Direct broadcast television
		•	High-performance transistors
		•	Satellite communications
GaAs (semi-conducting)	2", 3", 4"	•	High brightness light emitting diodes
		•	Lasers
		•	Optical couplers
InP	2", 3", 4"	•	Broadband and fiber optic communications
Ge	2", 4"	•	Satellite and terrestrial solar cells
		•	Optical applications

        We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People's Republic of China (PRC or China), which generally has favorable costs for facilities and labor. We also have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. We consolidate, for accounting purposes, three of these joint ventures and have equity interests of 25% in each of the other two. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. Our ten largest customers for 2007 were: Avago Technologies Manufacturing (Singapore) Pte. Ltd., IQE, plc. MAC Corporation, MBE Technology Pte. Ltd., Osram Opto Semiconductors GmbH, Picogiga International SAS, Sumika Epi Solution Co., Ltd., Tokyo Supply Ltd., Visual Photonics Epitaxy Co., Ltd., and Xiamen Xinde Co., Ltd. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

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

        The total market for high performance GaAs and Ge substrates is expected to grow from $607 million in 2008 to $676 million in 2012, according to an October 2007 report from Strategy Analytics, an independent research firm.

        The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Substrate manufacturers are shifting production to larger wafers to reduce manufacturing costs.

        Suppliers of compound semiconductor substrates typically compete on product quality, product lead-time, price, device performance, meeting customer specifications and providing customer support. A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers' current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share.

The AXT Advantage

        We believe that we benefit from the following advantages:

  •
  Low-cost manufacturing operation in the PRC.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. Approximately 1,019 of our 1,057

    employees are in China. Our primary competitors have their manufacturing operations in Germany or Japan.

  •
  Favorable access to raw materials.  Our joint ventures provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. These materials include gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride crucibles and boron oxide. As a result, we believe that our joint ventures will enable us to meet potential increases in demand from our customers by providing a more stable supply of raw materials at lower prices.

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

Strategy

        Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

        Continue to provide customers high and consistent quality products and service.    We seek to improve our manufacturing processes continually in order to meet and exceed our customers' high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2008 by adding new or additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

        Increase market share.    We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless handsets and HBLED markets.

        Add capacity to meet customers' increasing demand for substrates.    We believe that the markets for our substrates are currently capacity constrained. We are adding additional capacity in order to meet our customers' current and anticipated increased demands, specifically in 6" GaAs substrates.

        Establish leadership in emerging substrate applications.    We intend to expand our served markets by exploring new opportunities for our substrates. For example, due to Ge's inherent high efficiency and the increasing supply constraints of traditional poly-silicon, some customers have begun to use of Ge substrates for terrestrial solar cell applications.

        Technology enhancements.    We continue to focus on technology development in the areas of VGF technology enhancements and Czochralski (CZ) and Liquid Encapsulated Czochralski (LEC) crystal growth for semi-conducting GaAs and Ge substrates. We also continue to focus on applying our technological expertise to the design of our manufacturing processes, to upgrade and improve these processes and deliver high quality products to our customers more efficiently and in higher volumes.

Technology

        Our core technologies include our proprietary VGF technique used to produce high quality crystals that are processed into compound substrates, and the technologies of our joint venture companies, which enable us to manufacture a range of products that are used in the manufacture of compound semiconductor substrates or can be sold as raw materials to third parties.

        Our VGF technique is designed to control the crystal-growth process with minimal temperature variation and is the current technique we use to produce our GaAs, InP and Ge substrates. Unlike traditional techniques, our VGF technique places the hot compound melt above the cool crystal, and minimizes the temperature gradient between the crystal and the melt which reduces the turbulence at the interface of the melt and the solid crystal. In comparison, in the LEC technique the melt and crystal are inverted, there is a higher temperature gradient between the melt and the crystal, and more turbulence at the interface of the melt and solid crystal. These aspects of the VGF technique enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate are mechanically strong, resulting in lower breakage rates during a customer's manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed as it may be during some competitors' VGF-like growth processes. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

        Although we are exploring the use of other methods to control the crystal-growth process, including the CZ and LEC methods for select applications, for our traditional GaAs substrates, our VGF technique offers several benefits for producing our GaAs substrates when compared to traditional crystal growing technologies. The Horizontal Bridgman (HB) technique is the traditional method for producing semi-conducting GaAs substrates for opto-electronic applications, but because of the techniques used to hold the GaAs melt, the HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. In addition, the HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

        Our VGF technique also offers advantages over the LEC technique for producing semi-insulating GaAs substrates for wireless applications. Unlike the VGF technique, the LEC technique can result in greater turbulence in the melt, and at a temperature gradient that is significantly higher than the VGF technique, which can cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals, resulting in a higher rate of breakage during the device manufacturing process. However, the LEC technique can be useful for GaAs semi-conducting substrates since the LED application specifications and requirements are less stringent than those of wireless applications.

Products

        We design, develop, manufacture and distribute high-performance semiconductor substrates. We make semi-insulating GaAs substrates used in applications such as amplifiers and switches for wireless handsets, and semi-conducting GaAs substrates used to create opto-electronic products including HBLEDs, which are often used to backlight wireless handsets and LCD TVs and for automotive and general illumination applications. InP is a high performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

        The table below sets forth our products and selected applications:

Product	Applications
Substrates	Electronic		Opto-electronic
GaAs	•	Cellular phones	•	LEDs
	•	Direct broadcast television	•	Lasers
	•	High-performance transistors	•	Optical couplers
	•	Satellite communications
InP	•	Fiber optic communications	•	Lasers
	•	Satellite communications
	•	High-performance transistors
	•	Automotive collision avoidance radar
Ge	•	Satellite solar cells	•	Optical applications

        Substrates.    We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply GaAs substrates in two-, three-, four-, five- and six-inch diameters. We manufacture InP substrates in two-, three- and four-inch diameters and Ge substrates in two- and four-inch diameters.

        Materials.    We participate in five joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2007 and 2006, sales of raw materials to parties other than us were approximately $13.8 million and $5.3 million, respectively, which comprised of all of these products.

Customers

        We sell our compound semiconductor substrates and materials worldwide. Our top revenue producing customers include:

•	Avago Technologies Manufacturing (Singapore) Pte. Ltd.	•	Intelligent Epitaxy Technology	•	Picogiga International SAS
•	Bookham	•	IQE (Europe) Limited	•	Recapture Metals Limited
•	China Electronics Technology Group	•	IQE, plc.	•	Sumika Epi Solution Co., Ltd.
•	Continental Metals, Inc.	•	Ningbo Ker Ning Da Ri Fang Magnet Co., Ltd.	•	Visual Photonics Epitaxy Co., Ltd.
•	Epitech Technology Corporation	•	MBE Technology Pte. Ltd.	•	Xiamen Sanan Electronics Co., Ltd.
•	Epiworks, Inc.	•	MCP, UK.	•	Xiamen Xinde Co., Ltd.
•	Freescale Semiconductor, Inc.	•	Osram Opto Semiconductors GmbH

        Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. No customer represented greater than 10% of revenue for the year ended December 31, 2007, while one customer, Visual Photonics Epitaxy Co., Ltd., represented greater than 10% of revenue, totaling 12.8%, for the year ended December 31, 2006, while two customers, Osram Opto Semiconductors GmbH, and MBE Technology Pte. Ltd., represented greater than 10% of revenue, totaling 20.7%, for the year ended December 31, 2005. Our top five customers represented 33.0% of our revenue for the year ended December 31, 2007, 40.0% of our revenue for the year ended December 31, 2006, and 37.5% of our revenue for the year ended December 31, 2005. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

        There have been no third party customers for our raw materials that account for greater than 10% of revenue for the years ended December 31, 2007, 2006 and 2005. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

Manufacturing, Raw Materials and Supplies

        We believe that our results are partially due to our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the U.S. Many of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, and we expect to continue to improve our processes and increase the number of automated processes in 2008. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit.

        We have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our manufactured productsm including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures and investments will be advantageous in procuring materials to support our growth and cost management goals. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, there may be shortages of certain key materials, such as gallium.

Sales and Marketing

        We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products.

        We sell our substrate products direct to customers through our direct sales force in the U.S. and through independent sales representatives in France, Germany, Japan, South Korea, Taiwan and the United Kingdom. Our direct sales force is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer's specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

        International Sales.    International sales are an important part of our business. Sales to customers outside North America (primarily United States) accounted for 80% of our revenue in 2007, 71% of our revenue in 2006 and 81% of our revenue in 2005. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

        We also sell through our joint ventures raw materials including 4N, 6N, and 7N gallium, boron oxide, germanium, arsenic, germanium dioxide, paralytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements.

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

        Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including haze reduction, improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2007, we continued to spend some research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. We continue to work on issues related to surface quality.

        Research and development expenses were $1.7 million in 2007, compared with $2.4 million in 2006 and $1.7 million in 2005. We expect to modestly increase our rate of expenditure on research and development costs in 2008 as we explore other methods to grow our crystals.

        Research and development at our joint ventures has been minimal.

Competition

        The semiconductor substrate industry is characterized by rapid technological change and price erosion, as well as intense foreign and domestic competition. We believe we currently have a leading position in the market for GaAs substrates for HBLED applications primarily as a result of our expertise in VGF technology, overall product quality, response times and prices. However, we face actual and potential competition from a number of established domestic and international companies who may have advantages not available to us including substantially greater financial, technical and marketing resources; greater name recognition; and more established relationships in the industry and may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.

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

  •
  general economic conditions.

        A compound semiconductor substrate customer typically has two or three substrates suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers' current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market shares. Our primary competition in the market for compound semiconductor substrates includes China Crystal Technologies, Freiberger Compound Materials, Japan Energy, Mitsubishi Chemical Corporation, and Sumitomo Electric Industries. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, as a result of quality problems that we have experienced, we believe that some customers have allocated some of their requirements for VGF grown substrates across more competitors and we believe that we may have lost revenue and market share as a result of these customer decisions. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, including Hitachi, and from companies such as IBM that are actively developing alternative compound semiconductor materials.

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

        To date, we have been issued two US patents which relate to our VGF products and processes that expire in 2021 and 2016, respectively. We have two US patent applications pending, seven foreign patent applications pending (in Patent Cooperation Treaty ("PCT")/national stage process) in Europe, Canada, China, Japan and South Korea which are based on our US patents that relate to our VGF processes. We have two issued foreign patents.

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

Employees

        As of December 31, 2007, we had 1,057 employees, of whom 857 were principally engaged in manufacturing, 116 in sales and administration, and 84 in research and development. Of these employees, 38 are located in the U.S., and 1,019 in China. As of December 31, 2006, we had 1,022 employees, of whom 819 were principally engaged in manufacturing, 119 in sales and administration, and 84 in research and development. Of these employees, 39 were located in the U.S., and 983 in China.

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

Available Information

        Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number is (510) 683-5900. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, http://www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        Our web site is www.axt.com. We make available, free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable after those reports are filed with the SEC. The information on our seb site does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein.

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

Risks Related to Our General Business

The Chinese Government has indicated that it plans to shutdown polluting factories for nine weeks within a 200 kilometer radius of Beijing to clear the smog for the 2008 Olympics, and if such restrictions are imposed on our facilities, it could materially and adversely impact our results of operations and our financial condition.

        Although we do not currently believe that we will have any of the following restrictions imposed on us, and we currently understand from the Chinese authorities that our operations are not a polluting factory and will not be affected by these restrictions, the Chinese government has indicated that it plans to shutdown polluting factories for nine weeks from July 17, 2008 through September 20, 2008 within a 200 kilometer radius of Beijing to clear the smog for the 2008 Olympics and Paralympics. The areas reported to be affected include Beijing, Tianjin, Hebei, Shanxi, Inner Mongolia and Shandong provinces. The radius could be expanded by the Chinese Government if the air quality does not improve sufficiently prior to the Olympic Games. In addition, there could be a shut down of material transportation and power plants to clear the air. Some polluting factories have been given time limits to reduce emissions and others will have restricted operations from August 8, 2008 to August 24, 2008. Some companies may have to adjust their production time, some may have to reduce production and some may have to suspend their operations during this period, particularly businesses in heavily-polluting industries of power, iron and steel, chemicals and concrete. If, in the future, restrictions are imposed on our operations, including any requirement to curtail or close production during the Olympic Games, our ability to meet customer demand or supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us, and could result in our customers supplying future needs from our competitors. Land transportation and air transportation of certain raw materials is likely to be restricted during this period as well. Restrictions on material transport could limit our ability to transport our product, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. We may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase in inventory level. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

        A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 33.0% of revenues for the year ended December 31, 2007, 40.0% of revenue for the year ended December 31, 2006, and 37.5% of revenue for the year ended December 31, 2005. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

        If our manufacturing processes result in defects in our products making them unfit for use by our customers, our products would be rejected, resulting in compensation costs paid to our customers, and possible disqualification. This could lead to revenue loss and market share loss.

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

        Many of our customers are facing business downturns that have reduced their cash balances and their prospects. We frequently allow our customers extended payment terms after shipping products to them. Subsequent to our shipping a product, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. Customers may also be forced to file for bankruptcy. If our customers do not pay their accounts when due, we will be required to incur charges that would reduce our earnings.

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

        We may incur increases in costs due to changes in tariffs, import or export restrictions, or other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. For example, in 2006, tax authorities in the PRC changed the treatment of refunds of value-added taxes that companies pay when they purchase certain raw materials, including gallium and arsenic. The cumulative effect is that our PRC joint venture companies no longer receive a refund of value-added tax for exports of gallium or arsenic, including certain shipments to our wholly-owned PRC subsidiary that are treated as exports under PRC tax regulations. Given the relatively fluid regulatory environment in the PRC, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

Problems incurred by our joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations.

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

Changes in global economic conditions on our customers may adversely impact us, resulting in a decline in our revenue and profitability.

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

        Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 80%, 71% and 81% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively. We expect that sales to customers outside the U.S., particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

If there are power shortages in the PRC, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

        In the past, the Chinese government has faced a power shortage resulting in power demand outstripping supply in peak periods. Instability in electrical supply in past years has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage, and as a result, we closed most of our operations for a week in late July 2004 in conformance with this policy.

        In 2006 we were able to switch the electrical supply for our manufacturing facility onto the same power grid as that used by vital PRC government services such as hospitals and police. However, if even despite this switch, further problems with power shortages are incurred in the future, and we are required to make temporary closures of our subsidiary and joint venture operations, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at our Beijing subsidiary at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

Changes in China's political, social and economic environment may affect our financial performance.

        Our financial performance may be affected by changes in China's political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

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

        In 2003 one employee at our production facility in China contracted SARS, prompting us to close the facility for ten days. There was no significant impact to our ability to fill customer orders. Any reoccurrence of SARS or a different contagious disease, such as Avian Flu may cause us to temporarily close our manufacturing operations if any of our employees are again affected. Similarly, if one of our key suppliers is required to close for an extended period, we might not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our US-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable, as it was during parts of 2003. None of our substrate competitors is as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Risks Related to Our Financial Results and Capital Structure

The compound semiconductor industry is cyclical and has experienced a downturn which has adversely impacted our operating results.

        Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic compound semiconductor devices, as well as the current and anticipated market demand for these devices and products using these devices. As a supplier to the compound semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The compound semiconductor industry has historically been cyclical because of sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in compound semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers' purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income.

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

        During periods of increasing demand for compound semiconductor devices, we must have sufficient manufacturing capacity and inventory to meet customer demand, and must be able to attract, hire, train and retain qualified employees to meet demand. We must effectively manage our resources and production capacity to meet rapidly changing demand. During periods of decreasing demand, we must be able to appropriately align our cost structure with prevailing market conditions, motivate and retain key employees and effectively manage our supply chain. During periods of increasing demand, we must have sufficient manufacturing capacity and inventory to meet customer demand. If we are unable to effectively manage our resources and production capacity during an industry upturn, there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to manage periodic contractions, we may utilize our cash balances, resulting in the decline of our existing cash, cash equivalents and investment balances.

        We anticipate that our existing cash resources will fund our operations and purchases of capital equipment, as well as provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our production, and other factors related to the uncertainties of the industry and global economies. If we fail to manage our contractions successfully we may draw down our cash reserves, which would adversely affect our operating results and financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might be required to raise additional cash. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all. As part of our effort to reduce costs, we may lose key staff, production resources and technology that we will need to grow when end markets recover. These events could reduce our ability to grow profitably as markets recover.

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

  •
  decreases in the prices of our or our competitors' products;

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

        In addition, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or change of control, or changes in our management, which could adversely affect the market price of our common stock. The following are some examples of these provision:

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

        Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. For example, we have in the past been involved in two separate lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

        For example, in the past we have been involved in litigation with Sumitomo Electric Industries, Ltd. ("SEI") in Japan as well as interference actions in the United States. We and SEI approved a settlement of this litigation during the fourth quarter of 2004 and the litigation was withdrawn and we abandoned the interference proceeding. We made an initial payment of approximately $1.4 million and will have to pay ongoing royalties to SEI on certain of our products pursuant to a four-year cross-licensing agreement for all intellectual property used by either company related to compound semiconductor substrates, which will expire on December 31, 2008, with the exception of the patents that were the basis for the litigation in Japan and the interference in the U.S. where the license agreement shall last for the life of these patents. There can be no assurance that the cross-license expiring on December 31, 2008 will be renewed, or on terms acceptable to us.

Risks Related to Compliance and Other Legal Matters

We need to continue to improve or implement our systems, procedures and controls.

        The shift of our manufacturing operations to China and growth of our business has placed and continues to place a significant strain on our operations and management resources. We have upgraded our inventory control systems, but continue to rely on certain manual processes in our operations and in connection with consolidation of our financial results. If we fail to manage these changes effectively, our operations may be disrupted.

        To manage our business effectively, we may need to implement additional and improved management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) we fail to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not timely deliver an unqualified opinion as to the effectiveness of our internal controls, we could be subject to regulatory sanctions and the public's perception of us may decline.

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

        We have in the past been the subject of claims made by the California Occupational Safety and Health Administration, or Cal-OSHA, in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. We were also previously the target of press allegations and correspondence purportedly on behalf of current and/or former employees concerning our environmental compliance programs and exposure of our employees to hazardous materials. In addition, a complaint was previously filed against us and two current officers, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

        Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by litigation pending and any additional litigation brought against us. In addition, future litigation could divert management's attention from our business and operations, causing our business and financial results to suffer. We could incur defense or settlement costs in excess of the insurance covering these litigation matters, or that could result in significant judgments against us or cause us to incur costly settlements, in excess of our insurance limits.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal properties as of February 21, 2008 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	80,000	Vacant	Owned
Fremont, CA	55,000	Production and Administration	Operating lease, expires March 2013
Beijing, China	31,000	Production and Administration	Owned
Beijing, China	31,000	Production	Owned
Beijing, China	32,000	Production	Owned
Beijing, China	16,000	Housing	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and	Owned
		Administration
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	1,000	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*

*
Joint ventures in which we hold an interest. We hold a 46% interest in Beijing Ji Ya Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

        On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our former chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation. On February 27, 2008, the district court approved the settlement, and subsequently entered a judgment of dismissal.

        On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our former chief technology officer and one of our suppliers. The lawsuit was brought on behalf of two former employees and their minor child. The complaint alleged personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. On April 23, 2007, we reached a settlement of this litigation.

        A former employee, Steve X. Chen, has demanded arbitration of his claim that his position with AXT, Inc. was eliminated due to his race and national origin. We believe there is no merit to this claim and intend to contest it vigorously. This proceeding is at a very early stage, and no arbitrator has been selected.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been trading publicly on the NASDAQ Global Market, (NASDAQ) under the symbol "AXTI" since May 20, 1998, the date we consummated our initial public offering. The following table sets forth the range of high and low sales prices of the common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2007
First Quarter	$5.45	$4.16
Second Quarter	$5.05	$3.53
Third Quarter	$6.20	$4.18
Fourth Quarter	$6.84	$3.83
2006
First Quarter	$3.87	$1.98
Second Quarter	$4.47	$2.84
Third Quarter	$4.26	$2.84
Fourth Quarter	$5.37	$4.19

        As of December 31, 2007, there were 91 holders of record of our common stock. Because many shares of AXT's common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

        We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock.

Issuer Purchases of Equity Securities

        During the years ended December 31, 2007 and 2006, we did not repurchase any shares of our common stock.

Use of Proceeds

        On December 19, 2006 and January 9, 2007, we sold 5,750,000 shares and 862,500 shares, respectively, of our common stock in a firmly underwritten public offering pursuant to a registration statement on Form S-3 (SEC file number 333-135474), which was declared effective by the SEC on August 3, 2006, and a registration statement on Form S-3MEF (SEC file number 333-139365), which was effective upon filing with the SEC on December 15, 2006. Needham & Company, LLC acted as the sole underwriter. The price per share to the public was $4.50. We received net proceeds of $24.1 million and $3.6 million, for aggregate net proceeds of $27.7 million. The net proceeds have been and will continue to be used for corporate and joint venture capacity expansion, research and development and working capital requirements, as well as potential acquisitions of complementary products, technologies or businesses.

Comparison of Stockholder Return

        Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2002, and ending December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AXT, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
AXT, Inc.	100.00	172.78	87.78	118.89	262.22	344.44
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Electronic Components	100.00	196.18	153.08	166.42	155.47	180.19

        Other consolidated financial statements and supplementary data required by this item are set forth at the pages indicated at Item 15(a).

Item 6.    Selected Consolidated Financial Data

        The following selected consolidated financial data is derived from and should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8 below, and in our previously filed reports on Form 10-K. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information relating to items reflecting our results of operations and financial condition.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations
Revenue	$58,203	$44,445	$26,536	$35,454	$34,713
Cost of revenue	37,942	31,709	24,337	35,705	32,478

Gross profit (loss)	20,261	12,736	2,199	(251)	2,235

Operating expenses:
Selling, general, and administrative	13,746	12,650	12,955	11,561	10,475
Research and development	1,699	2,351	1,723	1,479	1,337
Impairment (recovery of impairment) on assets held for sale	(481)	1,417	—	210	—
Restructuring charge (benefit)	—	(2)	836	1,308	—

Total operating expenses	14,964	16,416	15,514	14,558	11,812

Income (loss) from continuing operations	5,297	(3,680)	(13,315)	(14,809)	(9,577)
Interest income, net	704	443	516	262	172
Other income (expense), net	16	2,709	(910)	94	(1,688)

Income (loss) from continuing operations before provision (benefit) for income taxes	6,017	(528)	(13,709)	(14,453)	(11,093)
Provision (benefit) for income taxes	728	(1,454)	(950)	71	—

Income (loss) from continuing operations	5,289	926	(12,759)	(14,524)	(11,093)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	—	18	(59)	472	(6,163)
Gain (loss) from disposal, net of tax	—	—	603	419	(9,475)

Gain (loss) from discontinued operations, net of taxes	—	18	544	891	(15,638)

Net income (loss)	$5,289	$944	$(12,215)	$(13,633)	$(26,731)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.17	$0.03	$(0.56)	$(0.64)	$(0.49)
Gain (loss) from discontinued operations, net of tax	—	—	0.02	0.04	(0.69)

Net income (loss)	$0.17	$0.03	$(0.54)	$(0.60)	$(1.18)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.03	$(0.56)	$(0.64)	$(0.49)
Gain (loss) from discontinued operations, net of tax	—	—	0.02	0.04	(0.69)

Net income (loss)	$0.16	$0.03	$(0.54)	$(0.60)	$(1.18)

Shares used in per share calculations:
Basic	30,035	23,303	23,047	23,063	22,781
Diluted	31,348	24,600	23,047	23,063	22,781

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,380	$16,116	$17,472	$12,117	$24,339
Short-term investments	20,825	19,428	5,555	20,062	14,669
Working capital	75,350	66,359	36,347	46,141	57,335
Restricted deposits	6,700	7,150	7,450	8,215	9,302
Total assets	112,772	98,332	74,798	87,540	107,023
Long-term debt, net of current portion	6,250	6,839	7,420	7,880	8,842
Stockholders' equity	93,250	81,200	55,618	68,017	82,298

        All periods have been restated to reflect the accounting for discontinued operations. As a result, the discontinued opto-electronics and consumer products divisions have been eliminated from continuing operations in the statements of operations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. "Risk Factors" and elsewhere in this Annual Report. This discussion should be read in conjunction with Item 6. "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

        We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments that could have a material impact on our consolidated financial statements. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. We also refer you to our "The Company and Summary of Significant Accounting Policies" discussed in the accompanying notes to our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition

        We manufacture and sell high-performance compound semiconductor substrates and sell certain raw materials including gallium, germanium dioxide, and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer's dock, or removal from consignment inventory at the customer's location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services. Additionally, we do not provide discounts or other incentives to customers.

        We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $0.7 million related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of December 31, 2007, this reserve was zero since approximately $0.5 million had been utilized and approximately $0.2 million had been reversed to revenue in 2006 as we favorably resolved an outstanding matter with a customer.

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

        As of December 31, 2005, our allowance for doubtful accounts was $0.5 million primarily from an increase in the allowance for a large customer in China of $0.4 million. During 2006, we increased our collection efforts and collected the entire amount from this large customer in China requiring us to reverse this $0.4 million allowance resulting in the allowance for doubtful accounts of $0.1 million at December 31, 2006. During 2007, we increased this allowance by $0.3 million primarily for slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $0.4 million as of December 31, 2007. As of December 31, 2007, our accounts receivable balance was $12.1 million, which was net of an allowance for doubtful accounts of $0.4 million. As of December 31, 2006, our accounts receivable balance was $9.7 million, which was net of an allowance for doubtful accounts of $0.1 million. The increase in gross accounts receivable balance was primarily due to increased sales, while the increase in allowance for doubtful accounts was mainly for our slow-paying customers in Asia. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

        The allowance for sales returns is also deducted from gross accounts receivable. The total allowance deducted from gross accounts receivable as of December 31, 2007 and 2006 was less than $0.1 million.

Warranty Reserve

        We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2007 and 2006, accrued product warranties totaled $1.0 million and $0.5 million, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some customers as well as an increase in revenues. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

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

Impairment of Investments

        We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

        We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee's management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2007, 2006 or 2005.

Impairment of Long-Lived Assets

        We evaluate the recoverability of property, plant and equipment, and intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset's fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. We expect the sale to be completed in the first or second quarter of 2008. This property has been classified as "Assets held for sale" in the amount of $5.1 million on the consolidated balance sheet as of December 31, 2007.

Stock Based Compensation

        We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)") using the modified prospective transition method. Under this transition method, stock compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Stock compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenue, research and development, and selling, general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options as we adopted the provisions of SFAS No. 123(R) on January 1, 2006 (see Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

        We account for stock compensation costs in accordance with SFAS No. 123(R) and apply the provisions of SAB 107. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected term. Historical and implied volatility were used in estimating the fair value of our stock compensation awards, while the expected term for our options was estimated based on historical trends. Further, as required under SFAS No. 123(R), we now estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. We charge the estimated fair value to earnings on a straight-line basis over the vesting period of the underlying awards, which is generally four years for our stock option awards.

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

        Prior to the adoption of SFAS No. 123(R), we measured compensation expense for stock compensation made to our employee and members of our board of directors, primarily in the form of stock options and purchases under the employee stock purchase plan, using the intrinsic value method provided by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". We applied the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures" as if the fair-value-based method had been applied in measuring compensation expense.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Accounting Position No. FAS 123 (R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of the employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Income Taxes

        We account for income taxes in accordance with SFAS No. 109 (SFAS 109), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

        We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

        Effective January 1, 2007, we adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." See Note 13—"Income Taxes" in the consolidated financial statements for additional information.

Results of Operations

Overview

        We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. We had the capability to manufacture germanium substrates for use in satellite solar cells but withdrew from this business during 2000 so that we could more profitably use our then constrained capacity. We are now in the process of qualifying our germanium substrates with the few existing satellite solar cell system manufacturers.

Continuing Operations

        Our sales of substrate products is dependant on the semiconductor industry, which is highly cyclical and has historically experienced downturns both as a result of economic changes and overcapacity.

        Since 2006, we made a number of important changes to our management team. Philip C.S. Yin, Ph.D., joined AXT in March 2006 as chief executive officer and restructured the organization from the top down. In June 2006, two new positions were created: chief operating officer and chief technology officer. Also, the former president of AXT's China operations became president of joint venture operations. In September 2006, our new vice president of global sales and marketing joined the company. In December 2007, we announced the appointment of our new chief technology officer. This new structure enabled us to maximize the expertise and skill sets of our team while placing enhanced emphasis on manufacturing, production and quality, and quality systems improvement.

        With the new management team in place, quality, quality systems and revenue began to improve beginning the third quarter of 2005 and we turned profitable by the third quarter of 2006.

        During 2006 we sold all of our shares of common stock of Finisar Corporation generating net proceeds of $4.4 million and recorded a gain of $3.3 million. In December 2006, we received net proceeds of $24.1 million from the public offering of 5,750,000 shares of our common stock, and in January 2007, we received net proceeds of another $3.6 million from the issuance of an additional 862,500 shares of our common stock as a result of the follow-on stock offering. During the fourth quarter of 2006 we completed an increase in our production capacity for 6 inch diameter GaAs substrates by fifty percent and increased capacity by an additional forty percent by the second quarter of 2007.

Revenue

				2006 to 2007		2005 to 2006
	Year Ended Dec. 31,
($ in thousands)				Increase (Decrease)	% Change	Increase (Decrease)
	2007	2006	2005				% Change
GaAs	$40,219	$36,511	$20,831	$3,708	10.2%	$15,680	75.3%
InP	1,916	1,705	906	211	12.4	799	88.2
Ge	2,225	909	42	1,316	144.8	867	2,064.3
Raw Materials	13,790	5,293	4,752	8,497	160.5	541	11.4
Other	53	27	5	26	96.3	22	440.0

Total revenue	$58,203	$44,445	$26,536	$13,758	31.0%	$17,909	67.5%

        Revenue increased by $13.8 million or 31.0%, to $58.2 million in 2007 from $44.4 million in 2006. Total GaAs substrate revenue increased $3.7 million, or 10.2%, to $40.2 million in 2007 from $36.5 million in 2006. Sales of 5 inch and 6 inch diameter GaAs substrates were $16.3 million in 2007 compared to $16.7 million in 2006. The decrease of $0.4 million in larger diameter substrate revenue was due to less than expected orders from a few handset market customers and inventory adjustments. Total revenue increased $17.9 million or 67.5%, to $44.4 million in 2006 from $26.5 million in 2005.

        Total GaAs substrate revenue increased by $15.7 million, or 75.3%, to $36.5 million in 2006 from $20.8 million in 2005. Sales of 5 inch and 6 inch diameter GaAs substrates were $16.7 million in 2006 compared with $4.8 million in 2005. The increase in larger diameter substrate revenue was due to the fact that, while the GaAs device market grew in strength for both cellular and the WLAN (Wide Local Area Network) markets, the compound semiconductor industry had been experiencing capacity constraints. With our excess capacity and our ability to increase capacity in a timely and cost efficient manner, we were able to benefit from the overflow business from our competition.

        Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $23.9 million in 2007 compared to $19.7 million in 2006. The increase in revenue from smaller diameter substrates was generally due to the continued market growth of LED laser diodes and commercial epitaxy. Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $19.7 million in 2006 compared with $15.9 million in 2005. The increase in revenue from smaller diameter substrates was generally due to the continued market growth of LED laser diodes and commercial epitaxy.

        InP revenue increased by $211,000, or 12.4%, to $1.9 million in 2007 compared to $1.7 million in 2006. The increase in InP revenue was primarily due to a one-time sale of $251,000 indium scrap metal, while InP substrate revenue from customers in the optical networking industry decreased slightly. We do not expect significant near term changes in the market for InP. InP substrate revenue increased $0.8 million, or 88.2%, to $1.7 million in 2006 from $0.9 million in 2005 as a result of one large customer order for a government contract which was not repeated.

        Ge substrate revenue increased by $1.3 million, or 144.8%, to $2.2 million in 2007 from $0.9 million in 2006. The increase in Ge substrate revenue was mainly due to a customer in Germany who has now qualified our product, as demand for photovoltaic and opto-electronic applications continues to increase. We had our first significant Ge substrate revenue in 2006, which increased $0.9 million, or 2,064.3%, to $0.9 million in 2006 from $42,000 in 2005. The increase in Ge substrate revenue was due to an increase in customers in the PRC that had qualified our product, as demand for photovoltaic applications was strong in the PRC.

        Raw materials revenue increased by $8.5 million, or 160.5%, to $13.8 million in 2007 from $5.3 million in 2006. The increase in raw materials revenue was primarily due to sales of gallium to new customers in Japan and Europe, and increased demand by a customer in North America as the demand for gallium increased, as well as an increase in sales prices of raw materials. Raw materials revenue increased $0.5 million, or 11.4%, to $5.3 million in 2006 from $4.8 million in 2005. The increase in raw materials revenue was primarily due to sales of germanium dioxide to a new customer, and increased sales of gallium to existing customers. The new customer for germanium dioxide was located in North America, and had been purchasing consistently in 2006. Our raw materials business is increasingly becoming an important part of our business, both in terms of providing us protection against raw materials pricing increases and supply constraints, and in opportunities for sales of raw materials. Accordingly, we expect to continue to expand our raw materials sales efforts.

        No customer represented greater than 10% revenue for the year ended December 31, 2007, while only one customer represented greater than 10% of our total revenue, totaling 12.8% for the year ended December 31, 2006. Two customers each represented greater than 10% of our total revenue, totaling 20.7% for the year ended December 31, 2005. Our top five customers represented 33.0%, 40.0%, and 37.5% of revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Revenue by Geographic Region

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
North America*	$11,839	$13,029	$5,168	$(1,190)	(9.1)%	$7,861	152.1%
% of total revenue	20%	29%	19%
Europe	9,930	8,365	6,186	1,565	18.7	2,179	35.2
% of total revenue	17%	19%	23%
Japan	13,280	3,347	2,854	9,933	296.8	493	17.3
% of total revenue	23%	8%	11%
Taiwan	9,329	7,647	3,843	1,682	22.0	3,804	99.0
% of total revenue	16%	17%	15%
Asia Pacific (excluding Japan and Taiwan)	13,825	12,057	8,485	1,768	14.7	3,572	42.1
% of total revenue	24%	27%	32%

Total revenue	$58,203	$44,445	$26,536	$13,758	31.0%	$17,909	67.5%

*
Primarily the United States.

        Sales to customers located outside of North America represented approximately 80%, 71%, and 81% of our revenue during 2007, 2006 and 2005, respectively.

        Revenue from customers located in North America decreased by $1.2 million, or 9.1%, to $11.8 million in 2007 from $13.0 million in 2006. This decrease in 2007 was caused mainly by a one-time purchase of $1.7 million of large diameter wafers by a customer in the fourth quarter of 2006 and a $0.2 million decrease in raw material sales, partially offset by $0.7 million in increased revenue from three large customers in 2007. We expect our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc for $15.1 million, with an option to purchase an additional $3.5 million, primarily in 6-inches GaAs substrates.

        Revenue from customers located in Europe increased by $1.6 million, or 18.7%, to $9.9 million in 2007 from $8.4 million in 2006. This increase resulted mainly from $1.9 million in increased sales to customers in Germany, which was mainly in Ge sales, $0.6 million in increased sales of raw materials to customers in the Netherlands, $0.3 million in increased sales of smaller diameter substrates to customers in Russia, partially offset by a $0.8 million decrease in sales to a major customer in the United Kingdom, as this customer moved to a new supplier, and $0.4 million decrease in sales to customers in France, as one major customer's end user delayed its purchases from us.

        Revenue from customers in Japan increased by $9.9 million, or 296.8%, to $13.3 million in 2007 from $3.3 million in 2006. The increase mainly came from sales of raw materials to three new customers amounting to $7.1 million, while substrate sales to existing customers increased by $2.8 million, mainly in large diameter substrates.

        Revenue from customers in Taiwan increased by $1.7 million, or 22.0%, to $9.3 million in 2007 from $7.6 million in 2006. We had increased sales of mostly small diameter substrates to three major existing customers in Taiwan of $2.6 million, partially offset by a $0.9 million decrease in revenue from a major customer who had transitioned to a new device and delayed purchases of our products in the third quarter of 2007 pending this transition. That customer encountered an issue with our substrates due to a change in the customer specifications, but resumed orders from us in the fourth quarter of 2007.

        Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) increased by $1.8 million, or 14.7%, to $13.8 million in 2007 from $12.1 million in 2006. Of this increase, sales to customers in the PRC increased by $2.5 million due to an increase in demand for raw materials and substrates, and sales to customers in Korea increased by $0.2 million, partially offset by decreased in sales to customers in Malaysia and Singapore by $0.9 million, mainly due to the relocation by one of our major customers of its headquarters from Singapore to North America resulting in our inclusion of revenue from this customer with revenue from customers located in North America.

Gross Margin

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Gross profit	$20,261	$12,736	$2,199	$7,525	59.1%	$10,537	479.2%
Gross Margin %	34.8%	28.7%	8.3%

        Gross margin increased to 34.8% of total revenue in 2007 from 28.7% of total revenue in 2006. Gross margin in 2007 was positively impacted by sales of approximately $2.2 million of GaAs wafers that were previously fully reserved. Product mix also contributed to higher gross margins as we sold InP scrap metal, as well as raw materials, both of which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 2.5 percentage points to gross margin for the twelve months ended December 31, 2007.

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

Selling, General and Administrative Expenses

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Selling, general and administrative expenses	$13,746	$12,650	$12,955	1,096	8.7%	$(305)	(2.4)%
% of total revenue	23.6%	28.5%	48.8%

        Selling, general and administrative expenses increased $1.1 million to $13.8 million for 2007 compared to $12.7 million for 2006. The increase was primarily due to (i) $0.6 million higher legal expenses in 2007, including $0.3 million paid by us in connection with the settlement of the securities class action lawsuit reached on April 24, 2007, offset by our receipt in 2006 of a $0.3 million refund from insurance, (ii) $0.5 million higher bad debt expenses, mainly from a $0.1 million increase to bad debt expense in 2007 for our slow-paying customers in Asia, compared to a $0.4 million bad debt recovery in 2006 following recovery of an expense in 2005 provided for an Asian customer, (iii) $0.4 million for increased consulting and audit fees for compliance with the Sarbanes-Oxley Act of 2002, (iv) $0.4 million for higher joint venture labor related costs, and (v) $0.2 million higher sales commission due to increased sales volume, partially offset by (vi) the absence in 2007 of $0.6 million decontamination fees on our property owned in Fremont, California, (vii) $0.3 million sales compensation expenses given to customers as compensation for their epitaxial costs on defective wafers supplied to them, and (viii) $0.1 million reduced depreciation and other expenses.

        Selling, general and administrative expenses decreased $0.3 million to $12.7 million for 2006 compared to $13.0 million for 2005. The decrease was primarily due to decreases of (i) $1.3 million for decontamination expenses as we prepared our U.S. property in Fremont, California for sale, (ii) $0.8 million for bad debt expenses as we collected on past due accounts and improved aging, (iii) $0.3 million for legal fees reimbursed by our insurance company for fees incurred in connection with ongoing litigation, (iv) $0.2 million for legal and professional fees, (v) $0.1 million for recruiting fees, partially offset by increases of (vi) $0.5 million for compensation related payments, (vii) $0.5 million for stock-based compensation expense, (viii) $0.4 million for consulting fees for compliance with the Sarbanes-Oxley Act of 2002, (ix) $0.3 million for customer compensation costs, (x) $0.3 million for sales commissions and other miscellaneous expenses, (xi) $0.2 million for consulting fees for corporate design and human resources, and (xii) $0.2 million for joint venture labor related costs.

Research and Development Expenses

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Research and development expenses	$1,699	$2,351	$1,723	$(652)	(27.7)%	$628	36.4%
% of total revenue	2.9%	5.3%	6.5%

        Research and development expenses decreased $0.7 million, or 27.7%, to $1.7 million for 2007, from $2.4 million for 2006 mainly from $0.4 million in savings in salary and related costs as a result of the retirement of Dr. Morris Young, our former chief technology officer. We only appointed a new chief technology officer in the fourth quarter of 2007. In 2007, we also had the absence of $0.4 million in severance payments that we incurred in 2006, partially offset by $0.1 million increased consulting fees to enhance our production facilities at one of our joint ventures.

        Research and development expenses increased $0.6 million, or 36.4%, to $2.4 million for 2006, from $1.7 million for 2005. During 2006, we incurred $0.4 million in severance payments to Dr. Morris Young, our former chief technology officer who retired on December 31, 2006. We also incurred $0.2 million for stock-based compensation expense.

        We believe that continued investment in product development is critical to attaining our strategic objectives of maintaining and enhancing our technology leadership. As a result, we expect research and development expenses to modestly increase in 2008 as we explore other methods to grow our crystals.

Impairment (recovery of impairment) on Assets Held for Sale, and Restructuring Charges (Benefit)

					2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
					Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007		2006	2005
	($ in thousands)
Impairment (recovery of impairment) on assets held for sale		$(481)	$1,417	$—	$(1,898)	(133.9)%	$1,417	NM
% of total revenue		(0.8)%	3.2%	—%
Restructuring charge (benefit)	$		$(2)	$836	$2	NM	$(838)	(100.2)%
% of total revenue		—%	0.0%	3.2%

NM:
percentage not meaningful

Impairment (recovery of impairment) on Assets Held for Sale

        In the second quarter of 2007, we benefited from a recovery of impairment on our U.S. property located in Fremont, California in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. We expect the sale to be completed in the first or second quarter of 2008. This property has been classified as "Assets held for sale" in the amount of $5.1 million on the consolidated balance sheet as of December 31, 2007.

        In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down this asset held for sale as the property had been decontaminated and was being prepared for sale. That property had been classified as "Assets held for sale" in the amount of $4.7 million on the consolidated balance sheet as of December 31, 2006.

Restructuring Charges (Benefit)

        In 2007 we had no restructuring charges. In 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual.

        In March 2005, we announced that we would be reducing the workforce at our Beijing, China manufacturing facility by approximately 100 positions or approximately 15%. This measure was taken as part of our ongoing effort to reduce our cost structure and bring capacity in line with current market demand. Accordingly, we recorded a restructuring charge of $56,000 in March 2006 relating to the reduction in work force, which we completed in June 2005. We saved approximately $0.3 million in payroll and related expense relating to this reduction in force.

        In April 2005, we closed our Japan office as part of our ongoing effort to reduce our cost structure. Accordingly, we recorded restructuring charges of $98,000 and $9,000, in the second and third quarters of 2005, respectively, relating to the closure of our Japan office. We saved approximately $0.3 million in payroll and related expense.

        In December 2005, we further reduced the workforce at our Fremont, California facility by approximately 15 positions that were longer required to support production and operations, or approximately 29 percent. This measure was being taken as part of our ongoing effort to downsize our Fremont, California facility headcount. Accordingly, we recorded a restructuring charge of approximately $0.3 million in December 2005 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. The cash outflow from this charge was incurred over the first two quarters of 2006. We saved approximately $0.9 million annually in payroll and related expenses. Also in December 2005, we recorded an additional restructuring charge of approximately $0.2 million, primarily related to the final liquidation procedures of AXT's Japan office so as to eliminate the remaining assets. There was no further cash outflow from this charge.

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

Interest Income, Net

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Interest income, net	$704	$443	$516	$261	58.9%	$(73)	(14.1)%
% of total revenue	1.2%	1.0%	1.9%

        Interest income, net increased $0.3 million to $0.7 million for 2007 from $0.4 million for 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

        Interest income, net decreased $0.1 million to $0.4 million for 2006 from $0.5 million for 2005 as a result of higher interest rates on our debt and lower overall cash balances.

Other Income and (Expense), Net

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Other income and (expense), net	$16	$2,709	$(910)	$(2,693)	(99.4)%	$3,619	397.7%
% of total revenue	0.0%	6.1%	(3.4)%

        Other income and expense, net, was $16,000 in 2007 compared to other income and expense, net, of $2.7 million in 2006. Other income, net was $16,000 for 2007 primarily due to a realized gain of $1.0 million on the sale of investments, receipt of $0.3 million mainly comprising of insurance proceeds and sale of fully depreciated assets, partially offset by a $1.0 million expense incurred from our minority interests in our joint ventures, and a $0.3 million expense for foreign exchange losses primarily related to the Japanese yen.

        Other income and expense, net, was $2.7 million in 2006 compared to other expense, net, of $0.9 million in 2005. Other income, net was $2.7 million for 2006 primarily due to a realized gain of $3.3 million on the sale of all of our shares of common stock of Finisar Corporation, partially offset by expenses incurred from our minority interests in our joint ventures. Other expense was $0.9 million for 2005 due to $0.7 million for minority interests in our joint ventures, and $0.2 million for foreign exchange losses primarily related to the Japanese yen.

        Minority interest in earnings of consolidated subsidiaries is included in other income and (expense), net and for the years ended December 31, 2007, 2006, and 2005 were ($1.9) million ($1.0) million, and ($0.7) million, respectively, as the consolidated subsidiaries' profitability increased.

Provision (benefit) for Income Taxes

				2006 to 2007		2005 to 2006
	Years Ended Dec. 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Provision (benefit) for income taxes	$728	$(1,454)	$(950)	$2,182	150.1%	$(504)	(53.1)%
% of total revenue	1.3%	3.3%	3.6%

        Provision for income taxes for 2007 was $728,000, which was related to our foreign subsidiaries. In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result, we reversed approximately $2.1 million and $1.1 million of income tax payable accrued for potential exposures relating to 2006 and 2005, respectively. These amounts are shown as benefits from income taxes in 2006 and 2005. The other amounts in 2006 and 2005 relate to provisions for income taxes related to our foreign subsidiaries. Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $53.7 million in 2007, $49.9 million in 2006, and $50.9 million in 2005.

Gain or Loss from Discontinued Operations

				2006 to 2007		2005 to 2006
	Years Ended December 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2007	2006	2005
	($ in thousands)
Gain (loss) from discontinued operations, net of tax	$—	$18	$544	$(18)	NM	$(526)	(96.7)%

NM:
percentage not meaningful

        In the first quarter of 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In 2006, we recorded $18,000 in interest income on cash balances held in discontinued operations.

        In 2005, the $0.5 million gain from discontinued operations was made up of a gain of $0.6 million, which was the remaining portion of the first $0.8 million held in escrow due to us from the sale of our opto-electronics business, and was partially offset by $0.1 million in expenses for consulting fees, rent and tax payments.

Liquidity and Capital Resources

	Years Ended December 31,
	2007	2006	2005
	($ in thousands)
Net cash provided by (used in):
Operating activities	$1,320	$(10,263)	$(7,746)
Investing activities	(3,514)	(15,809)	13,886
Financing activities	3,924	24,248	(792)
Effect of exchange rate changes	534	468	7

Net change in cash and cash equivalents	2,264	(1,356)	5,355
Cash and cash equivalents—beginning period	16,116	17,472	12,117

Cash and cash equivalents—end of period	18,380	16,116	17,472
Short-term investments—end of period	20,825	19,428	5,555

Total cash, cash equivalents and short-term investments	$39,205	$35,544	$23,027

        We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also historically included in short-term investments was our investment in common stock of Finisar Corporation, a United States publicly-traded company. During 2006 we sold all of our shares of common stock of Finisar Corporation generating net proceeds of $4.4 million and recorded a gain of $3.3 million, which was included in other income (expense). As of December 31, 2007, our principal sources of liquidity were $39.2 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

        Cash and cash equivalents and short-term investments, increased $3.7 million to $39.2 million as of December 31, 2007 from $35.5 million as of December 31, 2006. The combined increase in cash and cash equivalents and short-term investments was primarily due to the net proceeds of $3.6 million received from the public offering of 862,500 shares of our common stock in January 2007 and the generation of funds from our operations, partially offset by the purchase of machinery and equipment of $3.7 million, and payments of long-term debt of $0.6 million.

        Net cash provided by operating activities of $1.3 million for 2007 was primarily comprised of our net income of $5.3 million, adjusted for non-cash items of depreciation of $1.5 million, stock-based compensation of $0.5 million, partially offset by a realized gain on sale of investments of $1.1 million, a recovery of impairment on assets held for sale of $0.5 million, and by a net increase of $4.4 million in assets and liabilities. The net increase in assets and liabilities of $4.4 million resulted from a $4.3 million increase in inventories, net, a $2.4 million increase in accounts receivable, net, and a $0.9 million increase in other assets, partially offset by a $1.0 million increase in other long-term liabilities, primarily minority interests, a $0.9 million increase in accrued liabilities, primarily for warranty reserves and accounting fees, a $0.6 million decrease in prepaid expenses, primarily for insurance premiums, a $0.5 million increase in accounts payable, and a $0.2 million increase in income taxes payable. Inventories, net, increased $4.3 million, or 21.1% to $24.8 million as of December 31, 2007 from $20.3 million as of December 31, 2006, as we increased inventory in raw materials, work in process and finished goods to increase production in anticipation of increased forecast sales. Accounts receivable, net, increased by $2.4 million, or 24.3%, to $12.1 million as of December 31, 2007 from $9.7 million as of December 31, 2006. The increase was primarily a result of our increased sales, partially offset by an increase in accounts receivable allowances of $0.4 million as of December 31, 2007 compared to $0.1 million as of December 31, 2006 as we provided for our slow paying Asian customers. Our days sales outstanding was 64 days as of December 31, 2007 compared to 68 days as of December 31, 2006.

        Net cash provided by operating activities was $1.3 million in 2007, compared to net cash used in operations of $10.3 million in 2006, which was primarily comprised of our net income of $0.9 million, adjusted for non-cash items of depreciation of $2.6 million, stock-based compensation of $0.8 million, a loss on disposal of property, plant and equipment of $0.1 million, impairment of assets held for sale of $1.4 million, which was offset by a net increase of $12.8 million in assets and liabilities and a realized gain of $3.3 million.

        Net cash used in investing activities of $3.5 million for the year ended December 31, 2007 included net purchases of investment securities totaling $0.3 million, net purchases of property and equipment of $3.7 million, partially offset by a decrease in our restricted deposits of $0.5 million.

        Net cash used in investing activities of $15.8 million for the year ended December 31, 2006 included net purchases of investment securities totaling $11.8 million, net purchases of property and equipment of $4.3 million, partially offset by a decrease in our restricted deposits of $0.3 million.

        We are currently expanding capacity at our China facilities and we expect to invest up to approximately $5.8 million in capital expansion and other projects in 2008 related to our China facilities.

        Net cash provided by financing activities of $3.9 million for the year ended December 31, 2007 consisted of $3.6 million net proceeds from the issuance of 862,500 shares of common stock as a result of our December 2006 public stock offering, $0.9 million from the proceeds from the exercise of employee stock options, partially offset by payments of $0.6 million related to long-term borrowings.

        Net cash provided by financing activities of $24.2 million for the year ended December 31, 2006 consisted of $24.1 million net proceeds from the issuance of 5,750,000 shares of common stock as a result of our December 2006 public stock offering, $0.6 million from the proceeds from the exercise of employee stock options, partially offset by payments of $0.4 million related to long-term borrowings.

        We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us. Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A. "Risk Factors" above.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet financing arrangements and have never established any special purpose entities. We have not entered into any options on non-financial assets.

        We previously had contracts to supply several large customers with GaAs substrates that guaranteed delivery of a certain number of wafers between January 1, 2001 and December 31, 2005. As of December 31, 2007, we had met all of our current delivery obligations under these contracts and have no future obligations pursuant thereto. Partial prepayments received for these supply contracts totaling $125,000 was included in customer prepayments in the accompanying consolidated balance sheet as of December 31, 2006.

Contractual Obligations

        As of December 31, 2007, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of approximately $6.7 million. We have pledged and placed certain investment securities with an affiliate of the bank as additional collateral for this facility. Accordingly, $6.7 million of our cash and short-term investments are restricted.

        We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. On March 11, 2003, we completed the sale of our property located at 4281 Technology Drive, Fremont, California, for $6.3 million. Net cash proceeds from the sale were $5.2 million. The gain incurred by us on this transaction was less than $15,000. Under the terms of the sale agreement, we have agreed to lease back the property for a ten-year period. Accordingly, on March 11, 2003, we signed an operating lease for this property through March 2013. Total rent expense under these operating leases were approximately $0.5 million, $0.9 million and $1.3 million for years ended December 31, 2007, 2006 and 2005, respectively.

        The following table summarizes our contractual obligations as of December 31, 2007 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$6,700	$450	$900	$750	$4,600
Operating leases	3,932	714	1,486	1,576	156
Less: Sublease income	(1,051)	(188)	(393)	(416)	(54)
Purchase obligation	4,920	4,920	—	—	—

Total	$14,501	$5,896	$1,993	$1,910	$4,702

Selected Quarterly Results of Operations

        The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2007. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
Revenue	$17,564	$14,474	$13,639	$12,526	$13,072	$12,547	$10,355	$8,471
Cost of revenue	12,270	9,944	8,607	12,270	8,084	9,068	7,596	6,961

Gross profit	5,294	4,530	5,032	5,405	4,988	3,479	2,759	1,510

Operating expenses:
Selling, general and administrative	3,218	3,082	3,743	3,703	2,926	2,641	3,853	3,230
Research and development	508	383	348	460	854	392	571	534
Impairment (recovery of impairment) on assets held for sale	—	—	(481)	—	—	1,417	—	—
Restructuring charge (benefit)	—	—	—	—	—	—	—	(2)

Total operating expenses	3,726	3,465	3,610	4,163	3,780	4,450	4,424	3,762

Income (loss) from continuing operations	1,568	1,065	1,422	1,242	1,208	(971)	(1,665)	(2,252)
Interest income, net	153	102	225	224	101	103	111	128
Other income and (expense), net	455	(156)	(272)	(11)	1,016	641	814	238

Income (loss) from continuing operations before provision (benefit) for income taxes	2,176	1,011	1,375	1,455	2,325	(227)	(740)	(1,886)
Provision (benefit) for income taxes	302	153	162	111	(1,048)	(862)	138	318

Income (loss) from continuing operations	1,874	858	1,213	1,344	3,373	635	(878)	(2,204)
Discontinued operations:
Gain from discontinued operations, net of tax	—	—	—	—	11	4	2	1

Net income (loss)	$1,874	$858	$1,213	$1,344	$3,384	$639	$(876)	$(2,203)

Income (loss) per share—basic	$0.06	$0.03	$0.04	$0.04	$0.14	$0.03	$(0.04)	$(0.04)

Income (loss) per share—diluted	$0.06	$0.03	$0.04	$0.04	$0.13	$0.02	$(0.04)	$(0.04)

Shares used in computing income (loss) per share—basic	30,337	30,150	29,943	29,798	24,009	23,158	23,052	22,986

Shares used in computing income (loss) per share—diluted	31,550	31,464	31,142	31,324	25,543	24,378	23,052	22,986

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations", ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective beginning with the Company's fiscal 2009. The impact of the adoption of SFAS 141(R) on the Company's results of operations and financial position will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on our current operations, we do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires that minority interest be separately reported in the consolidated entity's equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

        A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the Renminbi, the local currency of China, where our operating expenses are predominantly in the local currency. Since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for thse subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuations and revaluations of the Chinese Renminbi. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float systems with opportunistic interventions. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

        We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of December 31, 2007 and 2006, we had no outstanding commitments with respect to foreign exchange contracts.

        During 2007, we recorded net realized foreign exchange losses of $320,000, included as part of other expense in our consolidated statements of operations. The foreign exchange losses were primarily due to fluctuation in the Chinese Renminbi versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2007, we recorded unrealized foreign currency gain of $2.3 million, in cumulative other comprehensive income on our consolidated balance sheets.

Interest Rate Risk

        Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2007	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$10,818	0.50%	$54	$49	$59
Cash equivalents	7,562	4.99	377	340	415
Investment in debt and equity instruments	27,525	5.16	1,420	1,278	1,562
Long-term debt	(6,700)	5.16	(346)	(311)	(380)

			$1,505	$1,356	$1,656

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

        We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Three customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2007 at 13%, 10% and 10%, respectively. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2006 at 20.4% and 13.7%, respectively.

Equity Risk

        We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2007 and 2006, the minority investments totaled $0.4 million for both years.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 55, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption "Quarterly Results of Operations" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated by reference here.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act rules. This evaluation was done under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and other management. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms. Management believes that the financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows in accordance with the accounting principles generally accepted in the United States ("GAAP") for the periods presented.

  Management's report on internal control over financial reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting that occurred during the year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AXT, Inc.

        We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 13, 2008

PART III

        The United States Securities and Exchange Commission ("SEC") allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called "Incorporation by Reference." We intend to file our definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Information About our Board of Directors" in the Proxy Statement. The information with respect to our executive officers, is incorporated by reference to the information contained in the section captioned "Executive Officers" in the Proxy Statement. Information with respect to Items 405 and 406 of Regulation S-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance—Code of Conduct. There will be no disclosure under Item 407(c)(3). Information with respect to Items 407(d)(4) and 407(d)(5) is incorporated by reference to the information contained in the sections of the Proxy Statement captioned "Corporate Governance—Committees of the Boadr of Directors."

        The Board of Directors of AXT, Inc. has adopted a Code of Conduct and Ethics (the "Code") that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this Code has been posted on our Internet website at www.axt.com. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 20, 2008, under the section entitled "Executive Compensation and Other Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 20, 2008, under the section entitled "Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item will be set forth in the Proxy Statement for the 2008 Annual Meeting of Stockholders under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 20, 2008, under the section entitled "Principal Accounting Firm Fees."

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AXT, Inc.

        We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 and Note 13 to the consolidated financial statements, on January 1, 2007 the Company changed its method of accounting for uncertain tax positions as a result of adopting Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" and as discussed in Note 1 to the consolidated financial statements, on January 1, 2006 the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" applying the modified prospective method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 13, 2008

AXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$18,380	$16,116
Short-term investments	20,825	19,428
Accounts receivable, net of allowances of $379 and $140 as of December 31, 2007 and 2006, respectively	12,149	9,658
Inventories, net	24,781	20,263
Prepaid expenses and other current assets	3,569	3,985
Assets held for sale	5,140	4,659

Total current assets	84,844	74,109
Property, plant and equipment, net	15,986	12,775
Restricted deposits	6,700	7,150
Other assets	5,242	4,298

Total assets	$112,772	$98,332

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,328	$3,764
Accrued liabilities	2,330	1,797
Accrued compensation and related charges	966	1,102
Accrued product warranty	1,030	459
Current portion of long-term debt	450	450
Income taxes payable	390	178

Total current liabilities	9,494	7,750
Long-term debt, net of current portion	6,250	6,839
Other long-term liabilities	3,778	2,543

Total liabilities	19,522	17,132

Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2007 and 2006	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 30,358 and 29,011 shares issued and outstanding as of December 31, 2007 and 2006, respectively	30	29
Additional paid-in-capital	185,949	180,936
Accumulated deficit	(98,543)	(103,832)
Other comprehensive income	2,282	535

Total stockholders' equity	93,250	81,200

Total liabilities and stockholders' equity	$112,772	$98,332

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Revenue	$58,203	$44,445	$26,536
Cost of revenue	37,942	31,709	24,337

Gross profit	20,261	12,736	2,199

Operating expenses:
Selling, general, and administrative	13,746	12,650	12,955
Research and development	1,699	2,351	1,723
Impairment (recovery of impairment) on assets held for sale	(481)	1,417	—
Restructuring charge (benefit)	—	(2)	836

Total operating expenses	14,964	16,416	15,514

Income (loss) from continuing operations	5,297	(3,680)	(13,315)
Interest income, net	704	443	516
Other income (expense), net	16	2,709	(910)

Income (loss) from continuing operations before provision (benefit) for income taxes	6,017	(528)	(13,709)
Provision (benefit) for income taxes	728	(1,454)	(950)

Income (loss) from continuing operations	5,289	926	(12,759)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	—	18	(59)
Gain from disposal, net of tax	—	—	603

Gain from discontinued operations, net of tax	—	18	544

Net income (loss)	$5,289	$944	$(12,215)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.17	$0.03	$(0.56)
Gain from discontinued operations, net of tax	—	—	0.02

Net income (loss)	$0.17	$0.03	$(0.54)

Shares used in computing basic net income (loss) per share	30,035	23,303	23,047

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.03	$(0.56)
Gain from discontinued operations, net of tax	—	—	0.02

Net income (loss)	$0.16	$0.03	$(0.54)

Shares used in computing diluted net income (loss) per share	31,348	24,600	23,047

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Common Stock
	Preferred Stock
					Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)		Comprehensive Income/(loss)
	Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance as of December 31, 2004	883	$3,532	23,119	$23	$155,431	$(92,561)	$1,592	$68,017
Common stock options exercised			5		5			5
Issuance of Employee Stock Purchase Plan stock			55		59			59
Common stock repurchased			(202)		(246)			(246)
Compensation related to stock options					192			192
Comprehensive loss:
Net loss						(12,215)		(12,215)	$(12,215)
Unrealized (loss) gain on marketable securities							(201)	(201)	(201)
Currency translation adjustment							7	7	7

Balance as of December 31, 2005	883	3,532	22,977	23	155,441	(104,776)	1,398	55,618	(12,409)

Common stock options exercised			284		556			556
Stock-based compensation					822			822
Issuance of common stock, net of stock issuance costs of $1,752			5,750	6	24,117			24,123
Comprehensive income:
Net income						944		944	944
Unrealized (loss) gain on marketable securities							(1,331)	(1,331)	(1,331)
Currency translation adjustment							468	468	468

Balance as of December 31, 2006	883	3,532	29,011	29	180,936	(103,832)	535	81,200	81

Common stock options exercised			461		902			902
Stock-based compensation					498			498
Issuance of common stock, net of stock issuance costs of $60			863	1	3,613			3,614
Issuance of common stock in the form of restricted stock			23
Comprehensive income:
Net income						5,289		5,289	5,289
Unrealized (loss) gain on marketable securities							(3)	(3)	(3)
Currency translation adjustment							1,750	1,750	1,750

Balance as of December 31, 2007	883	$3,532	30,358	$30	$185,949	$(98,543)	$2,282	$93,250	$7,036

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,289	$944	$(12,215)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	1,473	2,625	3,745
Amortization (accretion) of marketable securities premium/discount	(52)	(79)	192
Stock-based compensation	498	822	192
Non-cash restructuring charge	—	—	736
Impairment (recovery of impairment) on assets held for sale	(481)	1,417	—
Realized gain on sale of investments	(1,028)	(3,301)	—
Loss (gain) on disposal of property, plant and equipment	(16)	115	290
Gain on disposal of discontinued operations	—	—	(53)
Changes in assets and liabilities:
Accounts receivable, net	(2,351)	(4,432)	(1,192)
Inventories	(4,269)	(4,107)	306
Prepaid expenses	591	(2,184)	722
Other assets	(874)	(466)	—
Accounts payable	461	694	1,175
Accrued liabilities	893	(640)	(1,775)
Income taxes	188	(2,317)	(430)
Other long-term liabilities	998	646	561

Net cash provided by (used in) operating activities	1,320	(10,263)	(7,746)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,706)	(4,458)	(2,329)
Proceeds from disposal of property, plant and equipment	62	173	33
Purchases of marketable securities	(36,105)	(27,346)	(10,227)
Proceeds from sale of marketable securities	35,785	15,522	24,341
Proceeds from sale of assets held for sale	—	—	1,303
Decrease in restricted deposits	450	300	765

Net cash provided by (used in) investing activities	(3,514)	(15,809)	13,886

Cash flows from financing activities:
Proceeds from issuance of common stock	4,516	24,679	64
Repurchase of common stock	—	—	(246)
Proceeds from long-term debt borrowings	—	—	49
Long-term debt payments	(592)	(431)	(659)

Net cash provided by (used in) financing activities	3,924	24,248	(792)

Effect of exchange rate changes	534	468	7

Net increase (decrease) in cash and cash equivalents	2,264	(1,356)	5,355
Cash and cash equivalents at the beginning of the year	16,116	17,472	12,117

Cash and cash equivalents at the end of the year	$18,380	$16,116	$17,472

Supplemental Disclosures:
Interest paid	$382	$372	$266
Income taxes paid	$483	$1,978	$111

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

        AXT, Inc. ("AXT", "we," "us," and "our" refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through five joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. AXT's ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the three ventures in which we own a majority share and employ equity accounting for the two joint ventures in which we have a 25 percent interest. We purchase the materials produced by these ventures for our use and sell other portions of their production to third parties.

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

Fair Value of Financial Instruments

        The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying amounts of short-term and long-term debt approximate fair value due to the market interest rates that these debts bear and interest rates currently available to us.

Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current year presentation. These reclassifications had no impact on previously reported total assets, stockholders' equity or net loss.

Foreign Currency Translation

        The functional currencies of our Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in other income and (expense) and income, net for the periods presented.

        The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

        We recognize revenue upon the shipment of our products to customers when:

  •
  we have received a signed purchase order placed by our customers,

  •
  the price is fixed or determinable,

  •
  title and risk of ownership has transferred to our customers upon shipment from our dock, receipt at customer's dock, or removal from consignment inventory at customer's location,

  •
  collection of resulting receivables is probable, and

  •
  product returns are reasonably estimable.

        We do not provide training, installation or commissioning services. Our terms and conditions of sale do not require customer acceptance. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness. We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. Additionally, we do not provide discounts or other incentives to customers. We present our revenue net of any taxes assessed by any governmental authority.

Accounting for Sales Taxes in Net Revenues

        We report sales taxes collected on sales of our products as a component of net revenues and as an expense in selling, general and administrative in the consolidated statements of operations. The amount is immaterial for fiscal years 2007, 2006 and 2005.

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

        Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities with high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

        We perform ongoing credit evaluations of our customers' financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. No customer represented greater than 10% of revenue for the year ended December 31, 2007, while one customer represented greater than 10% of revenue, totaling 12.8%, for the year ended December 31, 2006, and two customers represented greater than 10% of revenue, totaling 20.7%, for the year ended December 31, 2005. Our top five customers represented 33.0% of revenue for the year ended December 31, 2007, 40.0% of revenue for the year ended December 31, 2006, and 37.5% of revenue for the year ended December 31, 2005. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future. Three customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2007 at 13.0%, 10.0% and 10.0%, respectively. Two customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2006 at 20.4% and 13.7%, respectively.

Cash Equivalents and Short-Term Investments

        We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders' equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income and (expense) and income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other income and (expense) and income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

        As of December 31, 2005, our allowance for doubtful accounts was $0.5 million primarily from an increase in the allowance for a large customer in China of $0.4 million. During 2006, we increased our collection efforts and collected the entire amount from this large customer in China requiring us to reverse this $0.4 million allowance resulting in the allowance for doubtful accounts of $0.1 million as of December 31, 2006. During 2007, we increased this allowance by $0.3 million primarily for slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $0.4 million at December 31, 2007. As of December 31, 2007, our accounts receivable balance was $12.1 million, which was net of an allowance for doubtful accounts of $0.4 million. As of December 31, 2006, our accounts receivable balance was $9.7 million, which was net of an allowance for doubtful accounts of $0.1 million. The increase in gross accounts receivable balance was primarily due to increased sales, while the increase in allowance for doubtful accounts was mainly for our slow-paying customers in Asia. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

        The allowance for sales returns is also deducted from gross accounts receivable. From our allowance for sales returns of $0.6 million as of December 31, 2004, we utilized $0.5 million for investigation related returns, resulting in the allowance for sales returns of $86,000 as of December 31, 2005. During 2006 and 2007, we utilized $38,000 and $45,000, respectively resulting in the allowance for sales returns of $48,000 and $3,000 as of December 31, 2006 and 2007, respectively.

Inventories

        Inventories are stated at the lower of cost (approximated by standard cost) or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Provision for potentially obsolete or slow moving inventory is made based on management's analysis of inventory levels and sales forecasts.

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

Impairment of Long-Lived Assets

        We evaluate the recoverability of property, plant and equipment, and intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events and circumstance indicate that long-lived assets may be impaired, management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset's fair value. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. We expect the sale to be completed in the first or second quarter of 2008. This property has been classified as "Assets held for sale" in the amount of $5.1 million on the consolidated balance sheet as of December 31, 2007 and $4.7 million as of December 31, 2006.

Segment Reporting

        Our business is conducted in a single operating segment. Our chief executive officer reviews a single set of financial data that encompasses our entire operations for purposes of making operating decisions and assessing financial performance.

Investments

        We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee's management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

Stock-Based Compensation

        We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period of the award. All of the Company's stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures."

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

  Prior to the Adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosures." SFAS 123(R) requires us to present pro forma information for the comparative period prior to adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (in thousands, except per share data):

Year Ended December 31, 2005
Net loss:
As reported	$(12,392)
Add: Stock-based employee compensation expense included in net loss as reported	192
Less: Stock-based compensation expense using the fair value based method, net of related tax	(1,035)

Pro forma net loss	$(13,235)

Basic and diluted net loss per common share
As reported	$(0.54)

Pro forma	$(0.57)

Shares used in computing basic and diluted net loss per share	23,047

  Impact of the Adoption of SFAS 123(R)

        We elected to adopt the modified prospective application transition method as provided by SFAS 123(R), and we recorded $499,000 and $822,000 in our consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2007 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). In accordance with the modified prospective application transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended December 31, 2007	Year Ended December 31, 2006
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$53	$96
Selling, general and administrative	360	539
Research and development	85	187

Total stock-based compensation	498	822
Tax effect on stock-based compensation	—	—

Net effect on net income	$498	$822

Shares used in computing basic net income per share	30,035	23,303

Shares used in computing diluted net income per share	31,348	24,600

Effect on basic net income per share	$(0.02)	$(0.04)
Effect on diluted net income per share	$(0.02)	$(0.03)

        As of December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $1,500,000, net of estimated forfeitures of $53,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.55 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of December 31, 2007, as the amount is not significant.

        The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

        We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and our prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The weighted-average grant date fair value of our stock options granted to employees during 2007, 2006, and 2005 was $2.60, $2.89, and $0.89 per share, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	3.11%	4.7%	4.3%
Expected life (in years)	3.9	3.9	5.0
Dividend yield	—	—	—
Estimated forfeitures	5.7%	12.4%	—
Volatility	59.8%	78.2%	89.7%

        The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company's common stock and the expected future volatility over the period commensurate with the expected life of the options. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by our employees. Assumptions related to the Employee Stock Purchase Plan are not presented as the related compensation expense amounts are insignificant. The Employee Stock Purchase Plan was suspended in February 2006.

Research and Development

        Research and development costs consisting primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing are expensed as incurred.

Advertising Costs

        Advertising costs, included in selling, general and administrative, are expensed as incurred. Advertising costs for the years ended December 31, 2007, 2006, and 2005 were $75,000, $52,000 and $22,000, respectively.

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

        We adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109)," on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of FIN 48 is more fully described in Note 13.

Comprehensive Income (Loss)

        We report comprehensive income or loss in accordance with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders' equity. The balance of accumulated other comprehensive income is as follows (in thousands):

	As of December 31,
	2007	2006
Accumulated other comprehensive income:
Unrealized loss on investments, net	$(46)	$(43)
Cumulative translation adjustment	2,328	578

	$2,282	$535

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

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations",

("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective beginning with the Company's fiscal 2009. The impact of the adoption of SFAS 141(R) on the Company's results of operations and financial position will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Based on our current operations, we do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Based on our current operations, we do not expect that the adoption of SFAS 159 will have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 requires that minority interest be separately reported in the consolidated entity's equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Note 2. Discontinued Operations

        In the first quarter of 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations.

        In 2006, the $18,000 in income was from interest on cash balances held in the discontinued operations.

        In June 2003, we announced the discontinuation of our opto-electronics division, which we had established as part of our acquisition of Lyte Optronics, Inc. in May 1999, and thereafter segregated the results of operations of the opto-electronics division from continuing operations and reported them separately as discontinued operations in our consolidated statements of operations for all periods presented.

        In September 2003, we completed the sale of substantially all of the assets of our opto-electronics business to Lumei Optoelectronics Corp. (Lumei) and Dalian Luming Science and Technology

Group, Co., Ltd. for the Chinese Renminbi (RMB) equivalent of $9.6 million. A portion of the purchase price equal to $1.0 million was held in escrow to satisfy any claims that the purchasers might make for breaches of representations or warranties by us. After resolution of all claims made against the escrow, approximately $0.2 million was received from escrow in 2004, while the remaining $0.6 million was received in 2005. For the year ended December 31, 2005, we recorded a $0.6 million gain from escrow refund, a $0.1 million gain in property tax refunds and gain on disposal of properties, offset by $0.2 million in expenses totaling a net gain of $0.5 million.

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

        Our consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenue	$—	$—	$—
Cost of revenue	—	—	—

Gross loss	—	—	—

Operating expenses:
Selling, general and administrative	—	—	(59)

Total operating expenses	—	—	(59)

Gain (loss) from operations		—	59
Other income (expense), net	—	18	—

Gain (loss) from discontinued operations before gain on disposal	—	18	(59)
Gain on disposal	—	—	603

Net gain from discontinued operations	$—	$18	$544

        The carrying value of the assets and liabilities of the discontinued opto-electronics business included in the consolidated balance sheets are as follows (in thousands):

	As of December 31,
	2007	2006
Current assets:
Cash	$—	$395

Total current assets	—	395
Other assets	—	—

Total assets	$—	$395

Current liabilities:
Accrued liabilities	$—	$—

Total liabilities	—	—
Net assets	—	395

Total liabilities and net assets	$—	$395

Note 3. Cash, Cash Equivalents and Investments

        Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$10,818	$—	$—	$10,818	$6,892	$—	$—	$6,892

Cash equivalents:
Money market fund	7,562	—	—	7,562	7,045	—	—	7,045
US Treasury and agency securities	—	—	—	—	2,179	—	—	2,179

Total cash equivalents	7,562	—	—	7,562	9,224	—	—	9,224

Total cash and cash equivalents	18,380	—	—	18,380	16,116	—	—	16,116

Investments:
US Treasury and agency securities	1,400	—	—	1,400	12,277	—	(39)	12,238
Asset-backed securities	3,820	—	(77)	3,743	809	—	(1)	808
Commercial paper	3,300	—	(115)	3,185	500	—	—	500
Corporate bonds	19,051	260	(114)	19,197	13,035	—	(3)	13,032

Total investments	27,571	260	(306)	27,525	26,621	—	(43)	26,578

Total cash, cash equivalents and investments	$45,951	$260	$(306)	$45,905	$42,735	$—	$(43)	$42,694

Contractual maturities on investments:
Due within 1 year	$2,050			$2,050	$13,767			$13,727
Due after 1 through 5 years	25,521			25,475	12,854			12,851

	$27,571			$27,525	$26,621			$26,578

        The investments include $6.7 million and $7.2 million recorded as restricted deposits on the consolidated balance sheets as of December 31, 2007 and 2006, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

        We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the year ended December 31, 2007, we had $1.0 million of gross realized gains on sales of our available-for-sale securities. For the year ended December 31, 2006, we had $3.3 million of gross realized gains on sales of our available-for-sale securities.

        The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2007. We have determined that the gross unrealized losses on our available-for-sale securities as of December 31, 2007 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2007 and 2006 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2007	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Asset-backed securities	$3,743	$(77)	$—	$—	$3,743	$(77)
Commercial paper	3,185	(115)	—	—	3,185	(115)
Corporate bonds	13,286	(114)	—	—	13,286	(114)

Total in loss position	$20,214	$(306)	$—	$—	$20,214	$(306)

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2006	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
US Treasury and agency securities	$10,542	$(36)	$1,696	$(3)	$12,238	$(39)
Asset-backed securities	499	—	310	(1)	809	(1)
Corporate bonds	1,683	(3)	—	—	1,683	(3)

Total in loss position	$12,724	$(39)	$2,006	$(4)	$14,730	$(43)

Note 4. Inventories, Net

        The components of inventory are summarized below (in thousands):

	As of December 31,
	2007	2006
Inventories:
Raw materials	$11,154	$8,419
Work in process	12,254	11,222
Finished goods	1,373	622

	$24,781	$20,263

Note 5. Property, Plant and Equipment, Net

        The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2007	2006
Property, plant and equipment:
Building	$12,642	$10,019
Machinery and equipment	22,835	19,523
Leasehold improvements	861	769
Construction in progress	2,290	2,363

	38,628	32,674
Less: accumulated depreciation and amortization	(22,642)	(19,899)

	$15,986	$12,775

        Depreciation expense was $1.5 million, $2.6 million, and $3.7 million for the years ended 2007, 2006, and 2005, respectively.

Note 6. Investments in Privately-held Companies

        We have made strategic investments in private companies located in China in order to gain access to raw materials at competitive cost that are critical to our substrate business.

        Our investments are summarized below (in thousands):

	Investment Balance As of December 31,
Company			Accounting Method	Ownership Percentage
	2007	2006
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70
Xilingol Tongli Germanium Co. Ltd	2,138	1,304	Equity	25
Emeishan Jia Mei High Purity Metals Co., Ltd	761	670	Equity	25

        Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (Ji Ya) at inception was 51%. During 2006, our ownership share was reduced to 46% as 5% of our ownership was given to Ji Ya's management upon fulfillment of working at Ji Ya for at least four years. There are no further outstanding commitments. We will continue to consolidate Ji Ya as we have significant influence in management and have a majority control of the board. Our chief financial officer is chairman of the board, while our chief executive officer, our chief operating officer, and our president of joint venture operations are members of the board.

        We have a similar arrangement with Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) where our ownership at inception was 88%. During 2006, our ownership share was reduced to 83% as 5% of our ownership was given to Jin Mei's management upon fulfillment of working at Jin Mei for at least three years. There are no further outstanding commitments. We will continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief operating officer is chairman of the board, while our chief executive officer and our president of joint venture operations are members of the board.

        We have significant influence over management of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), have a controlling financial interest of 70%, and have a majority control of the board. Our chief executive officer is chairman of the board, while our chief operating officer and our president of joint venture operations are members of the board.

        The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $2.9 million and $2.0 million as of December 31, 2007 and 2006, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

        Undistributed retained earnings relating to our investments in these privately-held companies were $7.8 million and $4.4 million as of December 31, 2007 and 2006, respectively. Net income recorded from our investments was $3.5 million, $1.8 million, and $1.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 7. Investments

        As of December 31, 2007 we only maintain minority investments in private companies. During 2006 we sold all of our shares of common stock of the only publicly traded company we held, Finisar Corporation, generating net proceeds of $4.4 million and recording a gain of $3.3 million, which is included in other income and (expense). Our investments in private companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2007 and 2006, the minority investments totaled approximately $0.4 million for both years.

Note 8. Restructuring Costs

        Our restructuring accrual balance as of December 31, 2007 and 2006 was zero. We did not have any restructuring in 2007 nor 2006.

	Restructuring Accrual as of December 31, 2005	Reversals/ Additions	Payments	Restructuring Accrual as of December 31, 2006
Future lease payments related to abandoned facilities	$250	$—	$(250)	$—
Workforce reduction	215	(2)	(213)	—

Total	$465	$(2)	$(463)	$—

        During 2006, we paid down the remaining $250,000 relating to lease costs associated with facilities located in California that were no longer required to support production. During the first quarter of 2006, we paid down $213,000 relating to the reduction in force for severance-related expenses from the reduction in force. We also recognized a $2,000 benefit related to an adjustment to this prior accrual.

Note 9. Debt

Credit Facility

        As of December 31, 2007, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our industrial bonds with an outstanding amount of $6.7 million. We have pledged and placed cash and certain investment securities with the trust department of the bank as additional collateral for this facility. Accordingly, $6.7 million of cash and short-term investments are restricted.

Long-Term Debt

        The components of long-term debt are summarized below (in thousands):

	As of December 31,
	2007	2006
Taxable revenue bonds, collateralized by a letter of credit from a bank, bearing interest at the H15 30 day bond yield for commercial paper which was 5.16% as of December 31, 2007, maturing December 2023	$6,700	$7,150
Joint venture long term debt by outside shareholder at zero% interest maturing in 2007	—	139

	6,700	7,289
Less current portion	(450)	(450)

	$6,250	$6,839

Maturities of long-term debt as of December 31, 2007 were as follows:
2008	$450
2009	450
2010	450
2011	450
2012	450
Thereafter	4,450

	$6,700

Note 10. Stockholders' Equity

        In August 2004, we announced the adoption of a stock repurchase program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of our common stock. This plan was extended for one year in July 2005. Repurchases were made from time to time in the open market during the twelve-month period ended July 31, 2006, at prevailing market prices using our own cash resources. As of December 31, 2007, we had 30,357,982 shares of common stock outstanding and no shares were repurchased in 2007 under this program, which has now expired.

        The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding at December 31, 2007 and 2006, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock. These preferred shares were issued when we completed our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 11. Employee Benefit Plans

Stock Option Plans and Equity Incentive Plans

        In July 1997, our board of directors approved the 1997 Stock Option Plan ("1997 Plan"), which provides for granting of incentive and non-qualified stock options to our employees and directors. Under the 1997 Plan, 5,423,583 shares of common stock have been authorized for issuance. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

        In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan is a restatement of the 1997 Plan which was scheduled to expire in 2007. The share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. As of December 31, 2007, approximately 2.9 million shares remained available for grant under the 2007 Plan. Awards may be made under the 2007 Plan of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure).

        The following summarizes our stock option activity under the 1997 Plan and the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2005, 2006, and 2007 (in thousands, except per share data):

	Available for Grant	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)
Balance as of December 31, 2004	2,620	2,310	$2.70
Granted	(866)	866	1.27
Exercised	—	(5)	1.28
Canceled	254	(254)	2.45

Balance as of December 31, 2005	2,008	2,917	2.30
Granted	(180)	180	4.52
Exercised	—	(284)	1.96
Canceled	85	(85)	1.50

Balance as of December 31, 2006	1,913	2,728	2.51	6.37	$7,091
Additional shares authorized	1,300
Plan shares expired	(124)
Granted	(354)	354	5.89
Exercised	—	(461)	1.95
Canceled	144	(144)	5.04

Balance as of December 31, 2007	2,879	2,477	$2.95	6.93	$8,858

Options vested and expected to vest as of December 31, 2007		2,366	$2.93	6.86	$8,557
Options exercisable as of December 31, 2007		1,638	$2.56	6.08	$6,747

        The options outstanding and exercisable as of December 31, 2007 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2007			Options Vested and Exercisable as of December 31, 2007
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,230	$1.28	6.91	891	$1.29
$1.39 - $ 1.44	12	$1.41	7.39	7	$1.41
$1.45 - $ 2.24	466	$2.17	5.38	442	$2.18
$2.25 - $ 6.31	677	$4.95	8.67	206	$3.48
$6.32 - $41.50	92	$14.69	2.33	92	$14.69

	2,477	$2.95	6.93	1,638	$2.56

        The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 were $1.4 million, $0.4 million and $2,000, respectively. Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 were $0.9 million, $0.6 million, and $5,600, respectively.

        As of December 31, 2006 and 2005, options to purchase 1,857,000 shares and 1,536,000 shares at weighted average exercise prices of $2.74 and $3.03 per share were vested and exercisable, respectively.

Restricted stock awards

        A summary of activity related to restricted stock awards for the year ended December 31, 2007 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of the year	—	$—
Restricted stock shares granted	23,480	$4.26
Restricted stock shares vested	—	$—

Non-vested restricted stock shares outstanding as of December 31, 2007	23,480	$4.26

        As of December 31, 2007, we had $84,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.51 years. During the year ended December 31, 2007, no shares of restricted stock were vested.

Retirement Savings Plan

        We have a 401(k) Savings Plan ("Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. In 2006 we amended the savings plan to allow all full-time participants (as defined) to contribute up to 10% of their earnings to the Savings Plan with a discretionary matching amount provided by us. Our contributions to the Savings Plan were $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from wilful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which we currently have in place.

Product Warranty

        We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represents the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual during 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006
Beginning accrued warranty and related costs	$459	$120
Charged to cost of revenue	792	668
Actual warranty expenditures	(221)	(329)

Ending accrued warranty and related costs	$1,030	$459

Note 13. Income Taxes

        Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $6.5 million, $7.8 million, and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$(2,064)	$(1,099)
State	9	4	—
Foreign	719	606	149

Total current	728	(1,454)	(950)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total net provision (benefit) for income taxes	$728	$(1,454)	$(950)

        A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefits	0.1	0.5	(1.8)
Change in valuation allowance	(3.8)	50.3	30.9
Stock compensation	1.6	60.8	—
Foreign rate differences	(19.7)	(470.7)	(2.2)
Dividend from PRC investee	—	45.0	—
Net loss from privately-held PRC investments	(4.2)	(15.3)	—
Other	0.2	3.4	0.9

Effective tax rate	9.2%	(291.0)%	(7.2)%

        Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss	$48,925	$43,149
Accruals and reserves not yet deductible	3,960	4,648
Credits	1,972	3,359

	54,857	51,156

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,239)	(1,239)

	(1,239)	(1,239)

Net deferred tax assets	53,618	49,917
Valuation allowance	(53,618)	(49,917)

Net deferred tax assets	$—	$—

        As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $138.0 million and $41.0 million, respectively, which will expire beginning in 2022 and 2013, respectively. In addition, we had federal tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2019. We also had state tax credit carryforwards of approximately $639,000, of which $286,000 in manufacturing investment credit will expire beginning 2010.

        In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result of this, we reversed approximately $2.1 million in 2006 and $1.1 million in 2005 of income taxes payable accrued for potential exposures relating to those years. These amounts were shown as benefits from income taxes on our consolidated statements of operations.

        The deferred tax asset valuation allowance as of December 31, 2007 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding our ability to realize the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $3.7 million, decreased by $1.0 million, and increased by $12.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

        In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions. As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. As of the date of adoption, we recorded a $16.4 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the consolidated balance sheet.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2007 includes no interest and penalties. As of December 31, 2007, we have no accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Note 14. Net inome (loss) per Share

        A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$5,289	$926	$(12,759)
Gain from discontinued operations, net of tax	—	18	544
Less: Preferred stock dividends	(177)	(177)	(177)

Net income (loss) to common stockholders	$5,112	$767	$(12,392)

Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	30,035	23,303	23,047
Effect of dilutive securities:
Common stock options	1,310	1,297	—
Restricted stock awards	3	—	—

Denominator for dilutive net income (loss) per share	31,348	24,600	23,047

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.17	$0.03	$(0.56)
Gain from discontinued operations, net of taxes	—	—	0.02

Net income (loss) to common stockholders	$0.17	$0.03	$(0.54)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.16	$0.03	$(0.56)
Gain from discontinued operations, net of taxes	—	—	0.02

Net income (loss) to common stockholders	$0.16	$0.03	$(0.54)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	360	362	2,917

Note 15. Segment Information and Foreign Operations

Segment Information

        We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the company. All material operating units qualify for aggregation due to their identical customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Geographical Information

        The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2007	2006	2005
Product revenue:
North America*	$11,839	$13,029	$5,168
Europe	9,930	8,365	6,186
Japan	13,280	3,347	2,854
Taiwan	9,329	7,647	3,843
Asia Pacific (excluding Japan and Taiwan)	13,825	12,057	8,485

	$58,203	$44,445	$26,536

*
Primarily the United States

        Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2007	2006
Long-lived assets:
United States of America	$149	$426
China	15,837	12,349

	$15,986	$12,775

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

        As of December 31, 2007, and 2006, we had no outstanding commitments with respect to foreign exchange contracts.

        We incurred foreign currency transaction exchange losses of $320,000, $123,000, and $222,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 17. Related Party Transactions

        Our executive officers retain board seats of our investments in our China joint ventures. See Note 6 for further details.

Note 18. Commitments and Contingencies

Legal Matters

        On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v.

AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit complaint names AXT, Inc. and our former chief technology officer as defendants, and is brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleges that we announced financial results during this period that were false and misleading. No specific amount of damages is claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation. On February 27, 2008, the district court approved the settlement and subsequently entered a judgment of dismissal.

        On June 1, 2005, a lawsuit was filed in the Superior Court of California, County of Alameda, Zhao et al. v. American Xtal Technology, et al., No. R 605215713. The lawsuit complaint names as defendants AXT, Inc., our former chief technology officer and one of our suppliers. The lawsuit was brought on behalf of two former employees and their minor child. The complaint alleged personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of the child while in utero to high levels of gallium arsenide and methanol used in the production of gallium arsenide wafers. On April 23, 2007, we reached a settlement of this litigation.

        A former employee, Steve X. Chen, has demanded arbitration of his claim that his position with AXT, Inc. was eliminated due to his race and national origin. We believe there is no merit to this claim and intend to contest it vigorously. This proceeding is at a very early stage, and no arbitrator has been selected.

Leases

        We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent expenses under these operating leases were $0.5 million, $0.7 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, which were net of sublease income of $0.2 million, $0.2 million and $0.2 million, respectively. Total minimum lease payments under these leases as of December 31, 2007 are summarized below (in thousands):

	Lease Payment	Sublease Income	Net Lease Payment
2008	$714	$(188)	$526
2009	732	(193)	539
2010	754	(199)	555
2011	776	(205)	571
2012	800	(212)	588
Thereafter	156	(54)	102

	$3,932	$(1,051)	$2,881

Purchase Obligations

        Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where it may incur a penalty if the agreement was canceled. We estimate that our contractual obligations as of December 31, 2007 were approximately $4.9 million, of which all are due within the following twelve months. This amount does not include contractual obligations recorded on the consolidated balance sheets as current liabilities.

Note 19. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006:
Revenue	$8,471	$10,355	$12,547	$13,072
Gross profit	1,510	2,759	3,479	4,988
Net income (loss)	(2,203)	(876)	639	3,384
Net income (loss) per share, basic	$(0.10)	$(0.04)	$0.03	$0.14
Net income (loss) per share, diluted	$(0.10)	$(0.04)	$0.02	$0.13
2007:
Revenue	$12,526	$13,639	$14,474	$17,564
Gross profit	5,405	5,032	4,530	5,294
Net income	1,344	1,213	858	1,874
Net income per share, basic	$0.04	$0.04	$0.03	$0.06
Net income per share, diluted	$0.04	$0.04	$0.03	$0.06

Note 20. Subsequent Event

        On February 19, 2008, we entered into a Purchase and Sale Agreement with Car West Auto Body, Inc., a California corporation, under which we agreed to sell our property and building at 4311 Solar Way in Fremont, California in return for a cash payment of $5.6 million, subject to certain contingencies. The closing of the sale of the property is expected to occur on or about the end of the first quarter of 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.
	By:	/s/ PHILIP C.S. YIN Philip C.S. Yin Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
/s/ WILSON W. CHEUNG Wilson W. Cheung Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
Date: March 14, 2008

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

Signature	Title	Date

/s/ PHILIP C.S. YIN Philip C.S. Yin	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2008
/s/ WILSON W. CHEUNG Wilson W. Cheung	Chief Financial Officer and Corporate Secretary (Principal Financial Officer and Principal Accounting Officer)	March 14, 2008
/s/ RAYMOND A. LOW Raymond A. Low	Vice President, Corporate Controller	March 14, 2008
/s/ JESSE CHEN Jesse Chen	Lead Director	March 14, 2008
/s/ DAVID C. CHANG David C. Chang	Director	March 14, 2008
/s/ LEONARD LEBLANC Leonard LeBlanc	Director	March 14, 2008
/s/ MORRIS S. YOUNG Morris S. Young	Director	March 14, 2008

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2007

Exhibit Number	Description
3.1(3)	Restated Certificate of Incorporation
3.2(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form 8-K dated May 28, 1999).
3.3(5)	Second Amended and Restated By Laws
3.1(3)	Restated Certificate of Incorporation
3.1(3)	Restated Certificate of Incorporation
4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(1)	Form of Indemnification Agreement for directors and officers.*
10.2(1)	1993 Stock Option Plan and forms of agreements thereunder.*
10.3(1)	1997 Stock Option Plan and forms of agreements thereunder.*
10.5(1)	1998 Employee Stock Purchase Plan and forms of agreements thereunder.*
10.6(1)	2007 Stock Option Plan and forms of agreements thereunder.*
10.7(2)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998.
10.10(3)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.11(3)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.15(6)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003.
10.16(7)	Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.
10.17(8)	Offer letter to Mr. Philip C.S. Yin.*
10.18(9)	Offer letter to Mr. Minsheng Lin.*
10.19(10)	Employement agreement between the Company and Mr. Wilson W. Cheung.*
10.20(11)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.21(12)	Employement agreement between the Company and Mr. Davis Zhang.*
10.22(13)	Agreement dated February 27, 2007 by and between AXT, Inc. and Recapture Metals Limited.**
10.25(14)	6-inch Supply Agreement dated December 12, 2007 between AXT, Inc. and IQE plc.**
10.26(14)	4-inch Supply Agreement dated December 12, 2007 between AXT, Inc. and IQE plc.**
10.27(15)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008.
21.1(16)	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Burr, Pilger & Mayer LLP.
24.1	Power of Attorney (see signature page).
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)
Incorporated by reference to exhibit 99.1 to registrant's Form 8-K filed with the SEC on March 17, 2006.

(9)
Incorporated by reference to exhibit 99.1 to registrant's Form 8-K filed with the SEC on June 30, 2006.

(10)
Incorporated by reference to exhibit 99.2 to registrant's Form 8-K filed with the SEC on June 30, 2006.

(11)
Incorporated by reference to exhibit 99.1 to registrant's Form 8-K filed with the SEC on March 30, 2006.

(12)
Incorporated by reference to exhibit 99.1 to registrant's Form 8-K filed with the SEC on January 17, 2007.

(13)
Incorporated by reference to exhibit 10.22 to registrant's Form 8-K filed with the SEC on March 5, 2007.

(14)
Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on December 18, 2007.

(15)
Incorporated by reference to exhibit 10.25 to registrant's Form 8-K filed with the SEC on February 20, 2008.

(16)
Incorporated by reference to exhibit 21.1 to registrant's Form S-3/A (333-135474) filed with the SEC on July 28, 2007.

*
Management contract or compensatory plan.

**
Confidential treatment has been requested of the SEC for portions of the exhibit.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AXT, INC. CONSOLIDATED BALANCE SHEETS
AXT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
AXT, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AXT, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
AXT, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
POWER OF ATTORNEY
AXT, Inc. EXHIBITS TO FORM 10-K ANNUAL REPORT For the Year Ended December 31, 2007