Form 10-Q
period 2008-03-31
AXT INC
filed 2008-05-12
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $0.001 par value	30,408,403

AXT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$23,225	$18,380
Short-term investments	16,217	20,825
Accounts receivable, net of allowances of $187 and $379 as of March 31, 2008 and December 31, 2007, respectively	16,693	12,149
Inventories, net	29,077	24,781
Prepaid expenses and other current assets	5,405	3,569
Assets held for sale	—	5,140
Total current assets	90,617	84,844
Property, plant and equipment, net	17,120	15,986
Restricted deposits	6,550	6,700
Other assets	5,468	5,242
Total assets	$119,755	$112,772

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$8,973	$4,328
Accrued liabilities	4,279	4,326
Current portion of long-term debt	735	450
Income taxes payable	633	390
Total current liabilities	14,620	9,494
Long-term debt, net of current portion	6,100	6,250
Other long-term liabilities	2,983	3,778
Total liabilities	23,703	19,522
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2008 and December 31, 2007.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,395 and 30,358 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	186,187	185,949
Accumulated deficit	(96,584)	(98,543)
Accumulated other comprehensive income	2,887	2,282
Total stockholders’ equity	96,052	93,250
Total liabilities and stockholders’ equity	$119,755	$112,772

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$19,634	$12,526
Cost of revenue	13,413	7,121
Gross profit	6,221	5,405
Operating expenses:
Selling, general and administrative	3,667	3,703
Research and development	504	460
Impairment on assets held for sale	83	—
Total operating expenses	4,254	4,163
Income from operations	1,967	1,242
Interest income, net	124	224
Other income (expense), net	428	(11)
Income before provision for income taxes	2,519	1,455
Provision for incomes taxes	560	111
Net income	$1,959	$1,344

Net income per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Shares used in computing net income per share:
Basic	30,367	29,798
Diluted	31,585	31,324

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$1,959	$1,344

Adjustments to reconcile net income to net cash used in operations:
Depreciation	478	321
Accretion of marketable securities premium/discount	—	(29)
Impairment on assets held for sale	83	—
Stock-based compensation	170	120
Realized loss (gain) on sale of investments	(459)	10
Changes in assets and liabilities:
Accounts receivable, net	(4,366)	1,112
Inventories	(4,028)	(4,096)
Prepaid expenses	(1,701)	380
Other assets	(185)	(191)
Accounts payable	4,469	(658)
Accrued liabilities	(100)	684
Income taxes	221	(49)
Other long-term liabilities	(902)	(464)
Net cash used in operating activities	(4,361)	(1,516)

Cash flows from investing activities:
Purchases of property, plant and equipment	(986)	(1,167)
Proceeds from sale of assets held for sale	5,057	—
Purchases of marketable securities	(6,808)	(5,113)
Proceeds from sale of marketable securities	11,328	3,060
Decrease in restricted deposits	150	150
Net cash provided by (used in) investing activities	8,741	(3,070)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	68	3,708
Long-term debt payments	(150)	(229)
Long-term debt proceeds	274	—
Net cash provided by financing activities	192	3,479
Effect of exchange rate changes on cash and cash equivalents	273	55
Net increase (decrease) in cash and cash equivalents	4,845	(1,052)
Cash and cash equivalents at the beginning of the period	18,380	16,116
Cash and cash equivalents at the end of the period	$23,225	$15,064

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT”, the “Company”, “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our subsidiaries for all periods presented.

Our management  has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

Note 2. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

We elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS No. 123, “ Accounting for Stock-Based Compensation,” as disclosed in our previous quarterly and annual reports.

The effect of recording stock compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$16	$13
Selling, general and administrative	122	89
Research and development	32	18

Total stock-based compensation	170	120
Tax effect on stock-based compensation	—	—

Net effect on net income	$170	$120

Effect on basic net income per share	$—	$—
Effect on diluted net income per share	$—	$—

As of March 31, 2008, the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1,391,000 net of estimated forfeitures of $449,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2008 and December 31, 2007, due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), and Securities and Exchange Commission Staff Accounting Bulletin No. 107. There were no stock option grants made in the three months ended March 31, 2007. The fair value of our stock options granted to employees for the three months ended March 31, 2008 was estimated using the following weighted-average assumptions:

Three Months Ended March 31,
2008
Expected term (in years)	4.0

Volatility	60.79%

Expected dividend	0%

Risk-free interest rate	2.69%

Estimated forfeitures	14.64%

Weighted-average fair value	$5.09

The following table summarizes the stock option transactions during the three months ended March 31, 2008 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2007	2,477	$2.95

Granted	2	5.09

Exercised	(38)	1.82

Canceled	(34)	7.00

Options outstanding as of March 31, 2008	2,407	2.91	6.79	$5,732

Options vested and expected to vest as of March 31, 2008	2,164	$2.83	6.61	$5,351

Options exercisable as of March 31, 2008	1,650	$2.45	6.00	$4,677

As of December 31, 2007, options to purchase 1,638,139 shares at a weighted average exercise price of $2.56 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.77 as of March 31, 2008, which would have been received by the optionholder had all optionholders exercised their options as of that date. The total number of in-the-money options exerciseable as of March 31, 2008 was 1,919,444.

The options outstanding and exercisable as of March 31, 2008 were in the following exercise price ranges:

Options Outstanding as of March 31, 2008				Options Exercisable as of March 31, 2008
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$ 1.17 - $ 1.38	1,213,281	$1.28	6.66	936,458	$1.29
$ 1.39 - $ 1.44	11,500	$1.41	7.14	8,042	$1.41
$ 1.45 - $ 2.24	445,863	$2.17	5.09	430,571	$2.17
$ 2.25 - $ 6.31	677,995	$4.95	8.43	216,431	$3.54
$ 6.32 - $41.50	58,500	$19.17	3.35	58,500	$19.17
	2,407,139	$2.91	6.79	1,650,002	$2.45

The total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007, was $128,000 and $70,000, respectively. Cash received from option exercises for the three months ended March 31, 2008 and 2007 was $68,000 and $45,000, respectively.

A summary of activity related to restricted stock awards for the three months ended March 31, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding at beginning of the quarter	23,480	$4.26
Restricted stock shares granted	—	$—
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding as of March 31, 2008	23,480	$4.26

As of March 31, 2008, we had $76,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.43 years. During the three months ended March 31, 2008, no shares of restricted stock vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	March 31, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$8,308	$—	$—	$8,308	$10,818	$—	$—	$10,818
Cash equivalents:
Money market fund	14,917	—	—	14,917	7,562	—	—	7,562

Total cash equivalents	14,917	—	—	14,917	7,562	—	—	7,562

Total cash and cash equivalents	23,225	—	—	23,225	18,380	—	—	18,380

Investments:
U.S. Treasury and agency securities	—	—	—	—	1,400	—	—	1,400
Asset-backed securities	—	—	—	—	3,820	—	(77)	3,743
Commercial paper	3,300	—	(115)	3,185	3,300	—	(115)	3,185
Corporate bonds	20,060	—	(478)	19,582	19,051	260	(114)	19,197
Total investments	23,360	—	(593)	22,767	27,571	260	(306)	27,525
Total cash, cash equivalents and investments	$46,585	$—	$(593)	$45,992	$45,951	$260	$(306)	$45,905
Contractual maturities on investments:
Due within 1 year	$—			$—	$2,050			$2,050
Due after 1 through 5 years	23,360			22,767	25,521			25,475
	$23,360			$22,767	$27,571			$27,525

The investments include $6.6 million and $6.7 million recorded as restricted deposits on the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended March 31, 2008, we had $459,000 in gross realized gains on sales of our available-for-sale securities. For the three months ended March 31, 2007 we had $10,000 in gross realized losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2007 and the first three months of 2008. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2008 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2008 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
	Fair	Gross	Fair	Gross	Fair	Gross
	Value	Unrealized	Value	Unrealized	Value	Unrealized
		(Loss)		(Loss)		(Loss)
Investments:
U.S. Treasury and agency securities	$3,185	$(115)	$—	$—	$3,185	$(115)
Corporate bonds	19,582	(478)	—	—	19,582	(478)
Total in loss position	$22,767	$(593)	$—	$—	$22,767	$(593)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. (See Note 9). At March 31, 2008 and December 31, 2007, our investments in privately-held companies had a carrying value of $5.1 million and $4.9 million, respectively. The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets. We own 25% of the ownership interests in each of these companies.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008 (in thousands):

	Balance as of March 31, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents:
Money market funds .	$14,917	$14,917	$—
Short-term investments:
Commercial paper	3,185	—	3,185
Corporate bonds	19,582	—	19,582
Total	$37,684	$14,917	$22,767

Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first quarter of 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2008	2007
Inventories, net:
Raw materials	$13,325	$11,154
Work in process	13,515	12,254
Finished goods	2,237	1,373
	$29,077	$24,781

Note 5. Impairment on Assets Held For Sale

During the three months ended March 31, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same three month period ended March 31, 2007.

Note 6. Net Income Per Share

Basic net income per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common and common equivalent shares include the dilutive effect of common stock equivalents outstanding during the period calculated using the treasury stock method. Common stock equivalents consist of the shares issuable upon the exercise of stock options.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income	$1,959	$1,344
Less: Preferred stock dividends	(44)	(44)
Net income available to common stockholders	$1,915	$1,300
Denominator:
Denominator for basic net loss per share - weighted average common shares	30,367	29,798
Effect of dilutive securities:
Common stock options	1,218	1,526
Denominator for dilutive net loss per common share	31,585	31,324
Basic net income per share	$0.06	$0.04
Diluted net income per share	$0.06	$0.04
Options excluded from diluted net loss per share as the impact is anti-dilutive	511	362

Note 7. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income	$1,959	$1,344

Change in foreign currency translation gain	1,152	230
Change in unrealized gain (loss) on available for sale investments	(547)	29
Comprehensive income	$2,564	$1,603

Note 8. Segment Information and Foreign Operations

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2008	2007
Net revenues:
North America*	$4,999	$3,342
Europe	2,817	2,065
Japan	4,140	2,386
Taiwan	2,807	1,812
Asia Pacific	4,871	2,921
Consolidated total	$19,634	$12,526

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2008	2007
Long-lived assets:
North America	$149	$149
China	16,971	15,837
	$17,120	$15,986

Significant Customers

No customer represented more than 10% of revenues for the three month periods ended March 31, 2008 and 2007. Our top five customers represented 33.2% and 34.0% of revenue for the three month periods ended March 31, 2008 and 2007, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	March 31, 2008	December 31, 2007	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co., Ltd	2,319	2,138	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	780	761	Equity	25%

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

Undistributed retained earnings relating to our investments were $8.9 million and $7.8 million as of March 31, 2008 and December 31, 2007, respectively. Net income recorded from our investments was $1,035,000 and $611,000 for the three months ended March 31, 2008 and 2007, respectively.

The minority interest for those investments that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and within “Other income (expense), net” on the condensed consolidated statements of operations.

We also have investments in two privately-held companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. As of March 31, 2008 and December 31, 2007, these investments totaled approximately $0.4 million and are included in “other assets” on the condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Beginning accrued warranty and related costs	$1,030	$459
Charged to cost of revenue	29	452
Actual warranty expenditures	(63)	(128)
Ending accrued warranty and related costs	$996	$783

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $189,000 and foreign exchange losses of $44,000 for the three month periods ended March 31, 2008, and 2007, respectively. These amounts are included in other income (expense), net on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”)  , “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109),”,  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2006.

Note 13. Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective beginning with the Company’s fiscal 2009. The impact of the adoption of SFAS 141(R) on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Product
Substrates	Diameter	Applications
GaAs (semi-insulating)	2” to 6”	• Power amplifiers and integrated circuits for wireless handsets
• Direct broadcast television
• High-performance transistors
• Satellite communications

GaAs (semi-conducting)	2”, 3”, 4”	• High brightness LEDs
• Lasers
• Optical couplers

InP	2”, 3”, 4”	• Broadband and fiber optic communications

Ge	2”, 4”	• Satellite and terrestrial solar cells
• Optical applications

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

Revenue increased $7.1 million, or 56.7%, to $19.6 million for the three months ended March 31, 2008 from $12.5 million for the same period of 2007 primarily due to our improved quality, higher customer demands for six-inch diameter wafers, and an increase in raw material sales. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. As of March 31, 2008, we had available cash, cash equivalents and short-term investments of $39.4 million, excluding restricted deposits.

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

As of March 31, 2008 and December 31, 2007, our accounts receivable, net, balance was $16.7 million and $12.1 million, respectively, which was net of an allowance for doubtful accounts of $187,000 and $379,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2008 and December 31, 2007, accrued product warranties totaled $1.0 million. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2008 and December 31, 2007, we had an inventory reserve of $13.5 million and $13.6 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for either under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and would record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

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

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS

123(R)”), using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation.” We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. Results for prior periods have not been restated, as provided for under the modified prospective application transition method.

As of the date of the filing of this quarterly report, we believe there have been no material changes to our critical accounting policy on employee stock options during the three months ended March 31, 2008 compared to that disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008. See Note 2 to our condensed consolidated financial statements.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” See Note 12 — “Income Taxes” in the condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
GaAs	$13,720	$8,792	$4,928	56.1%
InP	478	518	(40)	(7.7)%
Ge	1,385	541	844	156.0%
Raw materials	4,041	2,630	1,411	53.7%
Other	10	45	(35)	(77.8)%
Total revenue	$19,634	$12,526	$7,108	56.7%

Revenue increased $7.1 million, or 56.7%, to $19.6 million for the three months ended March 31, 2008 from $12.5 million for the three months ended March 31, 2007. Total GaAs substrate revenue increased $4.9 million, or 56.1%, to $13.7 million for the three months ended March 31, 2008 from $8.8 million for the three months ended March 31, 2007.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.9 million for the three months ended March 31, 2008 compared to $4.0 million for the three months ended March 31, 2007. The increase in larger diameter semi-insulating substrates came from the growth in demand for both cellular and WLAN (Wide Local Area Network) markets. Our growth came particularly from IQE plc that awarded us a large production order during the fourth quarter of 2007 for their 2008 requirements.

 Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $6.9 million for the three months ended March 31, 2008 compared with $4.8 million for the three months ended March 31, 2007. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue decreased $40,000, or 7.7%, to $478,000 for the three months ended March 31, 2008 from $518,000 for the three months ended March 31, 2007. The decrease in InP substrate revenue was due to lower overall demand from customers in the optical networking industry.

Ge substrate revenue increased $844,000, or 156.0%, to $1.4 million for the three months ended March 31, 2008 from $541,000 for the three months ended March 31, 2007. The increase in Ge substrate revenue was due to an increase in sales to customers in the People’s Republic of China and an increase in sales to a major customer in Europe who has now qualified our product, as demand for photovoltaic applications increases.

Raw materials revenue increased $1.4 million, or 53.7%, to $4.0 million for the three months ended March 31, 2008 from $2.6 million for the three months ended March 31, 2007. The increase in raw materials revenue was primarily due to a combination of increased sales to customers as demand increased and higher raw materials prices. We do not expect demand to continue at this pace.

Revenue by Geographic Region

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
North America *	$4,999	$3,342	$1,657	49.6%
% of total revenue	26%	27%
Europe	2,817	2,065	752	36.4%
% of total revenue	14%	16%
Japan	4,140	2,386	1,754	73.5%
% of total revenue	21%	19%
Taiwan	2,807	1,812	995	54.9%
% of total revenue	14%	15%
Asia Pacific (excluding Japan and Taiwan)	4,871	2,921	1,950	66.8%
% of total revenue	25%	23%
Total revenue	$19,634	$12,526	$7,108	56.7%

*Primarily the United States

Revenue from customers in North America increased by $1.7 million, or 49.6%, to $5.0 million for the three months ended March 31, 2008 from $3.3 million for the three months ended March 31, 2007. We expected our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc. Under the terms of the agreement, IQE plc shall purchase from us a minimum of approximately $15.1 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates.  IQE plc has an option to purchase an additional $3.5 million of 6-inch substrates from us under the agreement.  All substrates ordered pursuant to the agreement are to be shipped by the end of 2008.

Revenue from customers in Europe increased by $0.8 million, or 36.4%, to $2.8 million for the three months ended March 31, 2008 from $2.1 million for the three months ended March 31, 2007. This increase came primarily from increased substrate sales to customers in Germany and France, and from increased raw materials sales to a customer in the Netherlands.

Revenue from customers in Japan increased by $1.8 million, or 73.5%, to $4.1 million for the three months ended March 31, 2008 from $2.4 million for the three months ended March 31, 2007. The increase came mainly from substrate sales to two major existing customers, particularly in large diameter wafers.

Revenue from customers in Taiwan increased by $1.0 million, or 54.9%, to $2.8 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. The increase of $1.0 million came mainly from one major existing customer for large diameter wafers.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $2.0 million, or 66.8%, to $4.9 million for the three months ended March 31, 2008 from $2.9 million for the three months ended March 31, 2007. Sales to customers in the People’s Republic of China increased by $1.7 million, of which raw materials was $0.7 million. The other $1.0 million increase was from $0.6 million from increased sales to existing customers for small diameter GaAs wafers, and $0.4 million from sales to a new customer for 4” Ge wafers. Sales to customers in Singapore increased by $0.2 million, mainly from a customer that is part of the IQE plc group with whom we signed a supply agreement in the fourth quarter of 2007.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,221	$5,405	$816	15.1%
Gross Margin %	31.7%	43.2%

Gross margin decreased to 31.7% of total revenue for the three months ended March 31, 2008 from 43.2% of total revenue for the three months ended March 31, 2007. Gross margins in the three months ended March 31, 2008 and 2007 were positively impacted by sales of approximately $620,000 and $785,000, respectively, of gallium arsenide (GaAs) wafers that were previously fully reserved.. Product mix contributed to higher gross profit for the three months ended March 31, 2008 as we sold a greater amount of larger diameter GaAs wafers which contributed higher gross profit. In addition, we had manufacturing equipment that became fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment contributed approximately 2.6 percentage points to gross margin for the three months ended March 31, 2007. Finally, higher substrate gross margins were also achieved through better slicing techniques, longer length ingot growth, shorter runtimes, and higher production volumes. In the subsequent four quarters since March 31, 2007, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion. For the three months ended March 31, 2008, product mix also contributed to lower gross margins as we sold a lesser amount of InP substrates that have higher gross margins, and we sold more Ge wafers that have lower gross margins.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)

Selling, general and administrative expenses	$3,667	$3,703	$(36)	-1.0%
% of total revenue	18.7%	29.6%

Selling, general and administrative expenses decreased $36,000 to $ 3.7 million for the three months ended March 31, 2008 from $3.7 million for the three months ended March 31, 2007. The decrease was primarily due to $378,000 lower legal and professional fees since we accrued $350,000 in legal fees in connection with the  settlement reached in April 2007 of the securities class action lawsuit filed against us, and $184,000 lower bad debt expenses as we collected from our slow-paying customers in Asia, partially offset by $436,000 from increases in general annual salary and related costs, $60,000 from increased sales commissions based on increased sales volumes, and $30,000 in additional decontamination expenses.

Research and Development

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Research and development	$504	$460	$44	9.6%
% of total revenue	2.6%	3.7%

Research and development expenses increased $ 44,000, or 9.6% to $ 504,000 for the three months ended March 31, 2008 from $460,000 for the three months ended March 31, 2007. The increase was due to increases in salary and related costs as a result of the appointment of a new chief technology officer effective December 31, 2007, and general annual salary and related cost increases partially offset by lower new products testing costs.

Impairment on Assets Held For Sale

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Impairment on assets held for sale	$83	$—	$83	NM
% of total revenue	0.4%	0.0%

NM = % not meaningful

During the three months ended March 31, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price was closed on March 28, 2008  The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same three month period ended March 31, 2007.

Interest Income, net

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Interest income, net	$124	$224	$(100)	-44.6%
% of total revenue	0.6%	1.8%

Interest income, net decreased $100,000 to $124,000 for the three months ended March 31, 2008 from $224,000 for the three months ended March 31, 2007 as a result of higher balances of our investments in the three months ended March 31, 2007, which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Other Income and Expense, net

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Other income (expense) net	$428	$(11)	$439	3990.9%
% of total revenue	2.2%	(0.1)%

Other income was $428,000 for the three months ended March 31, 2008 due to a realized gain of $459,000 on the sale of short-term investments held by us, partially offset by minority interests in our joint ventures. Other expense was $11,000 for the three months ended March 31, 2007 due to the minority interests in our joint ventures.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$560	$111	$449	404.5%
% of total revenue	2.9%	0.9%

We provided for income taxes of $560,000 for our China operations for the three months ended March 31, 2008 compared to $111,000 for the three months ended March 31, 2007. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China .

Liquidity and Capital Resources

As of March 31, 2008, our principal sources of liquidity were $39.4 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments of $39.4 million increased by $0.2 million in the first quarter of 2008 compared to the fourth quarter of 2007.

Net cash used in operating activities of $4.4 million for the three months  ended March 31, 2008 was primarily comprised of our net income of $2.0 million, adjusted for non-cash items of depreciation of $0.5 million, stock-based compensation of $0.2 million, partially offset by a realized gain on sale of investments of $0.5 million, and offset by a net increase of $6.6 million in assets and liabilities. The $6.6 million net increase in assets and liabilities primarily resulted from a $4.4 million increase in accounts receivable, $4.0 million increase in inventories, $1.7 million increase in prepaid expenses, $0.9 million decrease in other long-term liabilities, primarily minority interests, a $0.2 million increase in other assets, a $0.1 million decrease in accrued liabilities, partially offset by a $4.5 million decrease in accounts payable, and a $0.2 million decrease in income taxes payable.

Inventories, net, increased by $4.0 million, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

Accounts receivable, net increased by $4.4 million, as a result of our increased sales volume. Our days sales outstanding is 77 days as of March 31, 2008 compared to 64 days as of December 31, 2007.

Net cash provided by investing activities of $8.7 million for the three months ended March 31, 2008 was primarily from the proceeds from the sale of investments of $10.8 million, proceeds from sale of assets held for sale of $5.1 million and the decrease of restricted cash of $0.2 million, partially offset by the purchase of investments totaling $6.4 million, and the purchase of property, plant and equipment, of $1.0 million,

We expect to invest approximately $4.8 million in capital projects for the remainder of 2008. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash provided by financing activities of $0.2 million for the three months ended March 31, 2008 consisted of $0.1 million from the proceeds from the exercise of employee stock options, and $0.3 million from the proceeds of a long term borrowing in one of our joint ventures, partially offset by a scheduled payment of $0.2 million related to long-term borrowings.

Our main Fremont, California facility is financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds mature in 2023 and bear interest at a variable rate that was 3.25% as of March 31, 2008. The bonds are traded in the public market. Repayment of principal and interest under the bonds is supported by a letter of credit from our bank and is paid on a quarterly basis. We have the option to redeem the bonds in whole or in part during their term. As of March 31, 2008, $6.6 million was outstanding under these bonds.

As of March 31, 2008, the credit facility maintained by us with a bank included a letter of credit supporting repayment of our revenue bonds with an outstanding amount of $6.6 million. We have pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility. We completed the sale of our Fremont, California facility on March 28, 2008, and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. We plan to repay the outstanding principal and accrued interest on the revenue bond of approximately $6.6 million in July 2008, thereby releasing our restricted cash in such amount.

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

Outstanding contractual obligations as of March 31, 2008 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt	$6,835	$735	$900	$900	$4,300
Operating leases	3,756	$719	$1,496	$1,541	—
Less: Sublease income	(1,004)	$(189)	$(395)	$(420)	—
Purchase obligation	3,735	3,735	—	—	—
Total	$13,322	$5,000	$2,001	$2,021	$4,300

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.2 million and $0.2 million for the three month periods ended March 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective beginning with the Company’s fiscal 2009. The impact of the adoption of SFAS 141(R) on the Company’s results of operations and financial position will depend on the nature and extent of business combinations that the Company completes, if any, in or after fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact of SFAS 160 on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of March 31, 2008, we had no outstanding commitments with respect to foreign exchange contracts.

During the first quarter of 2008, we recorded net realized foreign exchange gains of $189,000, included as part of other expense in our consolidated statements of operations. The foreign exchange gains were primarily due to fluctuation in the Chinese Renminbi versus the U.S. dollar. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the first quarter of 2008, we recorded unrealized foreign currency gains of $1.2 million, in cumulative other comprehensive income on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2008	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$8,308	0.50%	$41	$46	$37
Cash equivalents	14,917	3.00%	448	492	403
Investment in debt and equity instruments	22,767812	3.19%	726	799	654
Long-term debt	(6,550)	3.25%	(213)	(192)	(234)
			$1,002	$1,145	$860

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are accounted for either under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2008, the minority investments accounted for under the cost method totaled $0.4 million, while minority investments accounted for under the equity method totaled $3.1 million.

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

(b) No change in our internal control over financial reporting was made during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

A former employee, Steve X. Chen, has demanded arbitration of his claim that his position with AXT, Inc. was eliminated due to his race and national origin. We believe there is no merit to this claim and intend to contest it vigorously. An arbitrator has been selected, but discovery has not yet begun.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(2)	Second Amended and Restated By Laws

3.1(1)	Restated Certificate of Incorporation

3.1(1)	Restated Certificate of Incorporation

4.2(3)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AXT, INC.

Dated: May 12, 2008	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(2)	Second Amended and Restated By Laws

3.1(1)	Restated Certificate of Incorporation

3.1(1)	Restated Certificate of Incorporation

4.2(3)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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