Form 10-K/A
period 2007-12-31
AXT INC
filed 2008-05-21
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1 to Form 10-K

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

As of February 28, 2008, 30,357,982 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2008 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

AMENDMENT NO. 1 TO FORM 10-K

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2007 as originally filed with the Securities and Exchange Commission on March 14, 2008 (the “Original Filing”).  The Amendment solely amends Part IV, Item 15 of the Original Filing to refile paragraphs 1, 2, 4 and 5 of exhibits 31.1 and 31.2, certification of principal executive officer and principal financial officer, respectively.

Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing in any respect. This Amendment does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

AXT, Inc.

TABLE OF CONTENTS

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures

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
Date: May 21, 2008

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ PHILIP C.S. YIN	Chief Executive Officer and Chairman of the Board	May 21, 2008
	Philip C.S. Yin	(Principal Executive Officer)

	/s/ WILSON W. CHEUNG	Chief Financial Officer and Corporate Secretary	May 21, 2008
	Wilson W. Cheung	(Principal Financial Officer and Principal Accounting Officer)

	/s/ RAYMOND A. LOW*	Vice President, Corporate Controller	May 21, 2008
Raymond A. Low

	/s/ JESSE CHEN*	Lead Director	May 21, 2008
Jesse Chen

	/s/ DAVID C. CHANG*	Director	May 21, 2008
David C. Chang

	/s/ LEONARD LEBLANC*	Director	May 21, 2008
Leonard LeBlanc

	/s/ MORRIS S. YOUNG*	Director	May 21, 2008
Morris S. Young
*By:	/s/ WILSON W. CHEUNG
ATTORNEY-IN-FACT

AXT, Inc.

EXHIBITS

TO

FORM 10-K/A ANNUAL REPORT

For the Year Ended December 31, 2007

Exhibit Number	Description
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.