Form 10-Q/A
period 2008-03-31
AXT INC
filed 2008-05-21
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q/A

Amendment No. 1

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

AMENDMENT NO. 1 TO FORM 10-Q

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 as originally filed with the Securities and Exchange Commission on May 12, 2008 (the “Original Filing”).  The Amendment solely amends Part II, Item 6 of the Original Filing to refile paragraphs 1, 2, 4 and 5 of exhibits 31.1 and 31.2, certification of principal executive officer and principal financial officer, respectively.

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

AXT, Inc.

TABLE OF CONTENTS

PART IV

Item 6.	Exhibits
Signatures

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

/s/ WILSON W. CHEUNG
Wilson W. Cheung
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer)
Date: May 21, 2008

AXT, Inc.

EXHIBITS

TO

FORM 10-Q/A QUARTERLY REPORT

For the Quarter Ended March 31, 2008

Exhibit Number	Description
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.