Form 10-Q
period 2008-06-30
AXT INC
filed 2008-08-11
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2008
Common Stock, $0.001 par value	30,435,403

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$19,292	$18,380
Short-term investments	17,698	20,825
Accounts receivable, net of allowances of $126 and $379 as of June 30, 2008 and December 31, 2007, respectively	13,640	12,149
Inventories, net	38,887	24,781
Prepaid expenses and other current assets	5,970	3,569
Assets held for sale	—	5,140
Total current assets	95,487	84,844
Property, plant and equipment, net	19,100	15,986
Restricted deposits	6,400	6,700
Other assets	5,739	5,242
Total assets	$126,726	$112,772

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,228	$4,328
Accrued liabilities	4,639	4,326
Current portion of long-term debt	450	450
Income taxes payable	947	390
Total current liabilities	20,264	9,494
Long-term debt, net of current portion	5,962	6,250
Other long-term liabilities	3,028	3,778
Total liabilities	29,254	19,522
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2008 and December 31, 2007.	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,435 and 30,358 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	186,419	185,949
Accumulated deficit	(95,847)	(98,543)
Accumulated other comprehensive income	3,338	2,282
Total stockholders’ equity	97,472	93,250
Total liabilities and stockholders’ equity	$126,726	$112,772

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$19,932	$13,639	$39,566	$26,165
Cost of revenue	13,488	8,607	26,901	15,728
Gross profit	6,444	5,032	12,665	10,437

Operating expenses:
Selling, general and administrative	3,578	3,743	7,245	7,446
Research and development	569	348	1,073	808
Impairment (recovery) on assets held for sale	—	(481)	83	(481)
Total operating expenses	4,147	3,610	8,401	7,773
Income from operations	2,297	1,422	4,264	2,664
Interest income, net	241	225	365	449
Minority interests	(648)	(493)	(1,147)	(753)
Other income (expense), net	(518)	221	409	470

Income before provision for income taxes	1,372	1,375	3,891	2,830
Provision for income taxes	635	162	1,195	273
Net income	$737	$1,213	$2,696	$2,557

Net income per share:
Basic	$0.02	$0.04	$0.09	$0.08
Diluted	$0.02	$0.04	$0.08	$0.08

Shares used in computing net income per share:
Basic	30,421	29,943	30,403	29,871
Diluted	31,562	31,142	31,573	31,233

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,696	$2,557

Adjustments to reconcile net income to net cash used in operations:
Depreciation	967	686
Accretion of marketable securities premium/discount	(2)	(48)
Gain on disposal of property, plant and equipment	(2)	—
Impairment (recovery) on assets held for sale	83	(481)
Stock-based compensation	321	211
Realized loss (gain) on sale of investments	(326)	29
Changes in assets and liabilities:
Accounts receivable	(1,361)	(183)
Inventories	(13,598)	(4,590)
Prepaid expenses	(2,143)	(36)
Other assets	(439)	(512)
Accounts payable	9,459	(1,656)
Accrued liabilities	242	51
Income taxes	510	149
Other long-term liabilities	(908)	(26)
Net cash used in operating activities	(4,501)	(3,849)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,079)	(2,298)
Proceeds from sale of property, plant and equipment	4	—
Proceeds from sale of assets held for sale	5,057	—
Purchases of marketable securities	(11,737)	(10,254)
Proceeds from sale of marketable securities	14,495	11,911
Decrease in restricted deposits	300	300
Net cash provided by (used in) investing activities	5,040	(341)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	149	3,842
Long-term debt payments	(288)	(387)
Net cash provided by (used in) financing activities	(139)	3,455
Effect of exchange rate changes on cash and cash equivalents	512	35
Net increase (decrease) in cash and cash equivalents	912	(700)
Cash and cash equivalents at the beginning of the period	18,380	16,116
Cash and cash equivalents at the end of the period	$19,292	$15,416

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed with the SEC on May 12, 2008.

Note 2. Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. All of our stock compensation is accounted for as an equity instrument. We previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”.

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

The effect of recording stock compensation for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$15	$13	$31	$26
Selling, general and administrative	93	60	215	149
Research and development	43	18	75	36

Total stock-based compensation	151	91	321	211
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$151	$91	$321	$211

Effect on basic net income per share	$0.00	$0.00	$0.01	$0.01
Effect on diluted net income per share	$0.00	$0.00	$0.01	$0.01

As of June 30, 2008 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1,096,000, net of estimated forfeitures of $133,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2008 due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), and the SEC Staff Accounting Bulletin No. 107. There were no stock option grants made in the three and six months ended June 30, 2007 and no options were granted in the three months ended June 30, 2008. The fair value of our stock options granted to employees for the six months ended June 30, 2008 was estimated using the following weighted-average assumptions:

Six Months Ended
June 30, 2008
Expected term (in years)	4.0

Volatility	60.79%

Expected dividend	0%

Risk-free interest rate	2.69%

Estimated forfeitures	4.3%

Weighted-average fair value	$5.09

The following table summarizes the stock option transactions during six months ended June 30, 2008 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2007	2,477	$2.95

Granted	2	5.09

Exercised	(78)	1.92

Canceled	(34)	7

Options outstanding as of June 30, 2008	2,367	$2.93	6.54	$4,556

Options vested and expected to vest as of June 30, 2008	2,331	$2.90	6.51	$4,539

Options exercisable as of June 30, 2008	1,699	$2.44	5.82	$3,901

As of December 31, 2007, options to purchase 1,638,139 shares at a weighted average exercise price of $2.56 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.19 as of June 30, 2008, which would have been received by the option holder had all option holders exercised their options as of that date. The total number of in-the-money options exerciseable as of June 30, 2008 was 1,572,927.

The options outstanding and exercisable as of June 30, 2008 were in the following exercise price ranges:

Options Outstanding as of June 30, 2008				Options Exercisable as of June 30, 2008
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $1.38	1,203,281	$1.28	6.40	989,436	$1.28
$1.39 - $1.44	11,500	$1.41	6.89	8,761	$1.41
$1.45 - $2.24	415,863	$2.16	4.76	407,728	$2.16
$2.25 - $5.09	410,320	$4.07	7.44	234,624	$3.64
$5.10 - $41.50	326,175	$8.62	8.20	58,500	$19.17
	2,367,139	$2.93	6.54	1,699,049	$2.44

The total intrinsic value of options exercised for the three and six months ended June 30, 2008, was $117,000 and $245,000, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2007, was $90,000 and $160,000, respectively.  Cash received from option exercises for the three and six months ended June 30, 2008 was $81,000 and $149,000, respectively.  Cash received from option exercises for the three and six months ended June 30, 2007 was $183,000 and $228,000, respectively.

A summary of activity related to restricted stock awards for the six months ended June 30, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2007	23,480	$4.26
Restricted stock shares granted	—	$—
Restricted stock shares vested	(3,536)	$3.77
Non-vested restricted stock shares outstanding as of June 30, 2008	19,944	$4.26

As of June 30, 2008, we had $68,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.02 years. During the six months ended June 30, 2008, 3,536 shares of restricted stock vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	June 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$19,292	$—	$—	$19,292	$10,818	$—	$—	$10,818
Cash equivalents:
Money market fund	—	—	—	—	7,562	—	—	7,562

Total cash equivalents	—	—	—	—	7,562	—	—	7,562

Total cash and cash equivalents	19,292	—	—	19,292	18,380	—	—	18,380

Investments:
U.S. Treasury, agency securities	—	—	—	—	1,400	—	—	1,400
Asset-backed securities	—	—	—	—	3,820	—	(77)	3,743
Commercial paper	—	—	—	—	3,300	—	(115)	3,185
Corporate bonds	24,841	—	(743)	24,098	19,051	260	(114)	19,197
Total investments	24,841	—	(743)	24,098	27,571	260	(306)	27,525
Total cash, cash equivalents and investments	$44,133	—	$(743)	$43,390	$45,951	$260	$(306)	$45,905
Contractual maturities on investments:
Due within 1 year	$			$—	$2,050			$2,050
Due after 1 through 5 years	24,841			24,098	25,521			25,475
	$24,841			$24,098	$27,571			$27,525

The investments include $6.4 million and $6.7 million recorded as restricted deposits on the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively, as a result of the outstanding principal amount on our industrial revenue bonds.  Subsequently on July 1, 2008, we paid down the entire principal amount of $6.4 million plus accrued interest and accordingly the restricted deposits were released.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three and six months ended June 30, 2008, we had $133,000 in gross realized losses and $326,000 in gross realized gains on sales of our available-for-sale securities, respectively. For the three and six months ended June 30, 2007 we had $19,000 and $29,000 in gross realized losses on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2008 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2008 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$24,098	$(743)	$—	$—	$24,098	$743)
Total in loss position	$24,098	$(743)	$—	$—	$24,098	$(743)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). As of June 30, 2008 and December 31, 2007, our investments in privately-held companies had a carrying value of $5.4 million and $4.9 million, respectively. The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets. We own 25% of the ownership interests in each of these companies.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008 (in thousands):

	Balance as of June 30, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Corporate bonds	$24,098	$—	$24,098
Total	$24,098	$—	$24,098

Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurement are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first six months of 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2008	2007
Inventories, net:
Raw materials	$18,605	$11,154
Work in process	15,249	12,254
Finished goods	5,033	1,373
	$38,887	$24,781

Note 5. Recovery (Impairment) on Assets Held For Sale

During the first six months of 2008, we completed the sale of our property in Fremont, California for $5.3 million in gross proceeds and $5.1 million in net proceeds after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000.

During the first six months of 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of the same property in Fremont, California, which has been decontaminated and was being prepared for sale.  We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007.  However, the sale ultimately was not consummated.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$737	$1,213	$2,696	$2,557
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income available to common stockholders	$693	$1,169	$2,608	$2,469
Denominator:
Denominator for basic net income per share - weighted average common shares	30,421	29,943	30,403	29,871
Effect of dilutive securities:
Common stock options	1,141	1,199	1,170	1,362
Denominator for dilutive net income per common share	31,562	31,142	31,573	31,233
Basic net income per share	$0.02	$0.04	$0.09	$0.08
Diluted net income per share	$0.02	$0.04	$0.08	$0.08
Options excluded from diluted net loss per share as the impact is anti-dilutive	130	372	130	362

Note 7. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$737	$1,213	$2,696	$2,557
Change in foreign currency translation gain	601	369	1,753	599
Change in unrealized gain (loss) on available-for-sale investments	(150)	443	(697)	472
Comprehensive income	$1,188	$2,025	$3,752	$3,628

Note 8. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating our resources and assessing our performance. We manage the Company on a consolidated basis with a review of revenue by product.  We discuss revenue and capacity for both AXT and our China joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies.  While we consolidate three of the joint ventures, we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them.  Accordingly, we have determined that our joint venture operations do not constitute an operating segment in accordance with SFAS No. 131.  Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Product Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product by type:
GaAs substrates	$13,142	$9,296	$26,862	$18,088
InP substrates	500	660	978	1,178
Ge substrates	1,384	402	2,769	943
Raw materials and other	4,906	3,281	8,957	5,956
Consolidated	$19,932	$13,639	$39,566	$26,165

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2008	2007	2008	2007
Net revenues:
North America*	$5,437	$2,756	$10,436	$6,098
Europe	3,966	2,606	6,783	4,671
Japan	4,595	3,012	8,735	5,398
Taiwan	2,061	2,228	4,868	4,040
Asia Pacific	3,873	3,037	8,744	5,958
Consolidated	$19,932	$13,639	$39,566	$26,165

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2008	2007
Long-lived assets:
North America	$209	$149
China	18,891	15,837
	$19,100	$15,986

Significant Customers

Two customers represented 11.6% and 11.1% of revenues for the three month period ended June 30, 2008 while no customers represented more than 10% of revenues for the three month period ended June 30, 2007. No customers represented more than 10% of revenues for the six month periods ended June 30, 2008 and 2007.  Our top five customers represented 45.5% and 35.2% of revenue for the three month periods ended June 30, 2008 and 2007, respectively.  Our top five customers represented 34.6% and 33.6% of revenue for the six month periods ended June 30, 2008 and 2007, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	June 30, 2008	December 31, 2007	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co., Ltd	2,494	2,138	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	888	761	Equity	25%

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

Undistributed retained earnings relating to our investments were $10.1 million and $7.8 million as of June 30, 2008 and December 31, 2007, respectively. Net income recorded from our investments was $1.2 million and $955,000 for the three months ended June 30, 2008 and 2007, respectively. Net income recorded from our investments was $2.2 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.

The minority interest for the three majority-owned joint ventures that are consolidated is included within “Other long-term liabilities” in the condensed consolidated balance sheets and separately disclosed under “Minority interests” on the condensed consolidated statements of operations.  The equity earnings from the two minority-owned joint ventures that are not consolidated are recorded as “Other income (expense), net” on the condensed consolidated statements of operations.

We also have investments in two privately-held companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. As of June 30, 2008 and December 31, 2007, these investments totaled approximately $0.4 million and are included in “Other assets” on the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Beginning accrued warranty and related costs	$996	$783	$1,030	$459
Charged to cost of revenue	379	244	408	696
Actual warranty expenditures	(66)	(78)	(129)	(206)
Ending accrued warranty and related costs	$1,309	$949	$1,309	$949

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $593,000 and $246,000 for the three month periods ended June 30, 2008, and 2007, respectively. We incurred foreign currency transaction exchange losses due to operations in general of $404,000 and $290,000 for the six month periods ended June 30, 2008, and 2007, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109)”  (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2007.

Note 13. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact that the adoption of SFAS 160 will have on our consolidated financial position, results of operations or cash flows.

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

Note 14. Subsequent Events

On July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interest under the terms of the revenue bond of approximately $6.4 million.  Accordingly, all of our remaining obligations under the revenue bond have terminated and the restricted deposits on the condensed consolidated balance sheets as of June 30, 2008 have been released.

On July 2, 2008, we entered into a new lease agreement with T. Drive Partners, L.P., a California partnership, for the approximately 27,760 square foot facility located at 4281 Technology Drive, Fremont California.  The new lease commences on December 1, 2008 for a term of seven years. We have the option to cancel the lease at any time after December 1, 2013, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.  The base rent for the new lease shall be $0.72 per square foot per month triple net, with annual rental increases of 4.5% per annum, payment of $50,000 security deposit, and tenant improvements of $575,000 to be amortized over seven years at 4% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, improvements in our product quality, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, favorable pricing, reliable supply and enhanced sourcing lead-times of raw materials, and our reserve balances. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

Revenue increased $13.4 million, or 51.2%, to $39.6 million for the six months ended June 30, 2008 from $26.2 million for the same period of 2007 primarily due to higher customer demands for six-inch diameter wafers, and an increase in germanium substrates and raw material sales. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. As of June 30, 2008, we had available cash, cash equivalents and short-term investments of $37.0 million, excluding restricted deposits.  Subsequently on July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interests under the terms of the revenue bond of approximately $6.4 million.  Accordingly, all of our remaining obligations under the revenue bond have terminated and the restricted deposits on the condensed consolidated balance sheets as of June 30, 2008 have been released.

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

As of June 30, 2008 and December 31, 2007, our accounts receivable, net, balance was $13.6 million and $12.1 million, respectively, which was net of an allowance for doubtful accounts of $126,000 and $379,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2008 and December 31, 2007, accrued product warranties totaled $1.3 million and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2008 and December 31, 2007, we had an inventory reserve of $12.8 million and $13.6 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Results of Operations

Revenue

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
GaAs	$13,142	$9,296	$3,846	41.4%
InP	500	660	(160)	(24.2)%
Ge	1,384	402	982	244.3%
Raw materials	4,906	3,281	1,625	49.5%
Total revenue	$19,932	$13,639	$6,293	46.1%

Revenue increased $6.3 million, or 46.1%, to $19.9 million for the three months ended June 30, 2008 from $13.6 million for the three months ended June 30, 2007. Total GaAs substrate revenue increased $3.8 million, or 41.4%, to $13.1 million for the three months ended June 30, 2008 from $9.3 million for the three months ended June 30, 2007.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.1 million for the three months ended June 30, 2008 compared to $3.9 million for the three months ended June 30, 2007. The increase in larger diameter semi-insulating substrates came from the growth in demand for both cellular and WLAN (Wide Local Area Network) markets. Our growth came particularly from production orders pursuant to a supply agreement we signed in the fourth quarter of 2007 with IQE plc.

 Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $7.1 million for the three months ended June 30, 2008 compared with $5.3 million for the three months ended June 30, 2007. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue decreased $160,000, or 24.2%, to $500,000 for the three months ended June 30, 2008 from $660,000 for the three months ended June 30, 2007. In the three months ended June 30, 2007 we had a one-time sale of $251,000 indium scrap metal. Excluding the impact of the one-time sale, InP substrate revenue increased by $91,000 for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to a slight increase in demand from customers in the optical networking industry.

Ge substrate revenue increased $982,000, or 244.3%, to $1.4 million for the three months ended June 30, 2008 from $402,000 for the three months ended June 30, 2007. The increase in Ge substrate revenue was due to an increase in sales to customers in the People’s Republic of China and an increase in sales to a major customer in Europe who has now qualified our product, as demand for photovoltaic applications increases.

Raw materials revenue increased $1.6 million, or 49.5%, to $4.9 million for the three months ended June 30, 2008 from $3.3 million for the three months ended June 30, 2007. The increase in raw materials revenue was primarily due to a combination of increased sales to customers as demand increased and higher raw materials prices. We do not expect demand to continue at this pace for the remainder of 2008.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
GaAs	$26,862	$18,088	$8,774	48.5%
InP	978	1,178	(200)	(17.0)%
Ge	2,769	943	1,826	193.6%
Raw materials	8,947	5,911	3,036	51.4%
Other	10	45	(35)	(77.8)%
Total revenue	$39,566	$26,165	$13,401	51.2%

Revenue increased $13.4 million, or 51.2%, to $39.6 million for the six months ended June 30, 2008 from $26.2 million for the six months ended June 30, 2007. Total GaAs substrate revenue increased $8.8 million, or 48.5%, to $26.9 million for the six months ended June 30, 2008 from $18.1 million for the six months ended June 30, 2007.

Sales of 5 inch and 6 inch diameter GaAs substrates were $12.9 million for the six months ended June 30, 2008 compared to $8.0 million for the six months ended June 30, 2007. The increase in larger diameter semi-insulating substrates came from the growth in demand for both cellular and WLAN (Wide Local Area Network) markets. Our growth came particularly from production orders pursuant to a supply agreement we signed in the fourth quarter of 2007 with IQE plc.

 Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $13.9 million for the six months ended June 30, 2008 compared with $10.1 million for the six months ended June 30, 2007. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy.

InP substrate revenue decreased $200,000, or 17.0%, to $978,000 for the six months ended June 30, 2008 from $1.2 million for the six months ended June 30, 2007. In the three months ended June 30, 2007 we had a one-time sale of $251,000 indium scrap metal. Excluding the impact of the one-time sale, InP substrate revenue increased $51,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007due to a slight increase in demand from customers in the optical networking industry.

Ge substrate revenue increased $1.8 million, or 193.6%, to $2.8 million for the six months ended June 30, 2008 from $943,000 for the six months ended June 30, 2007. The increase in Ge substrate revenue was due to an increase in sales to customers in the People’s Republic of China and an increase in sales to a major customer in Europe who has now qualified our product, as demand for photovoltaic applications increases.

Raw materials revenue increased $3.0 million, or 51.4%, to $8.9 million for the six months ended June 30, 2008 from $5.9 million for the six months ended June 30, 2007. The increase in raw materials revenue was primarily due to a combination of increased sales to customers as demand increased and higher raw materials prices. We do not expect demand to continue at this pace for the remainder of 2008.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
North America *	$5,437	$2,756	$2,681	97.3%
% of total revenue	27%	20%
Europe	3,966	2,606	1,360	52.2%
% of total revenue	20%	19%
Japan	4,595	3,012	1,583	52.6%
% of total revenue	23%	22%
Taiwan	2,061	2,228	(167)	(7.5)%
% of total revenue	10%	17%
Asia Pacific (excluding Japan and Taiwan)	3,873	3,037	836	27.5%
% of total revenue	20%	22%
Total revenue	$19,932	$13,639	$6,293	46.1%

*Primarily the United States

Revenue from customers in North America increased by $2.7 million, or 97.3%, to $5.4 million for the three months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. We expected our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc. Under the terms of the agreement, IQE plc shall purchase from us a minimum of approximately $15.1 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates.  IQE plc has an option to purchase an additional $3.5 million of 6-inch substrates from us under the agreement.  All substrates ordered pursuant to the agreement are to be shipped by the end of 2008.

Revenue from customers in Europe increased by $1.4 million, or 52.2%, to $4.0 million for the three months ended June 30, 2008 from $2.6 million for the three months ended June 30, 2007. This increase came primarily from increased substrate sales to customers in Germany and France, and to a lesser extent from increased sales to a customer in the United Kingdom that is part of the IQE plc group with whom we signed a supply agreement in the fourth quarter of 2007.

Revenue from customers in Japan increased by $1.6 million, or 52.6%, to $4.6 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007. The increase came from $1.2 million increased substrate sales to two major existing customers, particularly in large diameter wafers, and from $0.4 million increased raw material sales of 4N gallium.

Revenue from customers in Taiwan decreased by $167,000, or 7.5%, to $2.1 million for the three months ended June 30, 2008 from $2.2 million for the three months ended June 30, 2007. The decrease came mainly from one major existing customer for large diameter wafers.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $0.8 million, or 27.5%, to $3.9 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007. Sales to customers in the People’s Republic of China increased by $1.1 million, of which raw materials was $0.5 million, while $0.6 million was from increased sales to existing customers for small diameter GaAs wafers. Sales to a major customer in Singapore that is part of the IQE plc group decreased by $0.5 million as they shifted some purchases to other geographic areas. Sales to customers in Korea increased by $0.2 million as demand increased in smaller diameter wafers.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
North America *	$10,436	$6,098	$4,338	71.1%
% of total revenue	27%	23%
Europe	6,783	4,671	2,112	45.2%
% of total revenue	17%	18%
Japan	8,735	5,398	3,337	61.8%
% of total revenue	22%	21%
Taiwan	4,868	4,040	828	20.5%
% of total revenue	12%	15%
Asia Pacific (excluding Japan and Taiwan)	8,744	5,958	2,786	46.8%
% of total revenue	22%	23%
Total revenue	$39,566	$26,165	$13,401	51.2%

*Primarily the United States

Revenue from customers in North America increased by $4.3 million, or 71.1%, to $10.4 million for the six months ended June 30, 2008 from $6.1 million for the six months ended June 30, 2007. We expected our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc. Under the terms of the agreement, IQE plc shall purchase from us a minimum of approximately $15.1 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates.  IQE plc has an option to purchase an additional $3.5 million of 6-inch substrates from us under the agreement.  All substrates ordered pursuant to the agreement are to be shipped by the end of 2008.

Revenue from customers in Europe increased by $2.1 million, or 45.2%, to $6.8 million for the six months ended June 30, 2008 from $4.7 million for the six months ended June 30, 2007. This increase came primarily from increased substrate sales to customers in Germany and France, and to a lesser extent from increased sales to a customer in the United Kingdom that is part of the IQE plc group with whom we signed a supply agreement in the fourth quarter of 2007.

Revenue from customers in Japan increased by $3.3 million, or 61.8%, to $8.7 million for the six months ended June 30, 2008 from $5.4 million for the six months ended June 30, 2007. The increase came from $2.8 million increased substrate sales to two major existing customers, particularly in large diameter wafers, and from $0.5 million increased raw material sales of 4N gallium.

Revenue from customers in Taiwan increased by $0.8 million, or 20.5%, to $4.9 million for the six months ended June 30, 2008 from $4.0 million for the six months ended June 30, 2007. The increase came mainly from one major existing customer for large diameter wafers.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $2.8 million, or 46.8%, to $8.7 million for the six months ended June 30, 2008 from $6.0 million for the six months ended June 30, 2007. Sales to customers in the People’s Republic of China increased by $2.8 million, of which raw materials was $1.1 million, while $1.7 million was from increased sales to existing customers for small diameter GaAs wafers. Sales to a major customer in Singapore that is part of the IQE plc group decreased by $0.3 million as they shifted some purchases to other geographic areas. Sales to customers in Korea increased by $0.3 million as demand increased in smaller diameter wafers.

Gross Margin

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,444	$5,032	$1,412	28.1%
Gross Margin %	32.3%	36.9%

Gross margin decreased to 32.3% of total revenue for the three months ended June 30, 2008 from 36.9% of total revenue for the three months ended June 30, 2007. Gross margins in the three months ended June 30, 2008 and 2007 were positively impacted by sales of approximately $735,000 and $387,000, respectively, of GaAs wafers that were previously fully reserved. In the three months ended June 30, 2007 we had manufacturing equipment that had become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 3.3 percentage points to gross margin in the three months ended June 30, 2007. In addition, we had a one-time sale of $251,000 indium scrap metal that contributed approximately 1.8 percentage points to gross margin in the three months ended June 30, 2007. In the subsequent four quarters since June 30, 2007, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Gross profit	$12,665	$10,437	$2,228	21.3%
Gross Margin %	32.0%	39.9%

Gross margin decreased to 32.0% of total revenue for the six months ended June 30, 2008 from 39.9% of total revenue for the six months ended June 30, 2007. Gross margins in the six months ended June 30, 2008 and 2007 were positively impacted by sales of approximately $1.4 million and $1.2 million, respectively, of GaAs wafers that were previously fully reserved. In the six months ended June 30, 2007 we had manufacturing equipment that had become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 3.2 percentage points to gross margin in the six months ended June 30, 2007. In addition, we had a one-time sale of $251,000 indium scrap metal that contributed approximately 1.0 percentage points to gross margin in the six months ended June 30, 2007. In the subsequent four quarters since June 30, 2007, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,578	$3,743	$(165)	-4.4%
% of total revenue	18.0%	27.4%

Selling, general and administrative expenses decreased $165,000 to $3.6 million for the three months ended June 30, 2008 from $3.7 million for the three months ended June 30, 2007. The decrease was primarily due to $629,000 lower bad debt expenses as we collected from our slow-paying customers in Asia, partially offset by increases of $297,000 in general annual salary and related labor costs, $51,000 in stock based compensation expenses, $42,000 in health insurance costs, $32,000 in rent expenses, and $24,000 in sales commissions based on increased sales volumes.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,245	$7,446	$(201)	-2.7%
% of total revenue	18.3%	28.5%

Selling, general and administrative expenses decreased $201,000, or 2.7% to $7.2 million for the six months ended June 30, 2008 from $7.4 million for the six months ended June 30, 2007. The decrease was primarily due to $813,000 lower bad debt expenses as we collected from our slow-paying customers in Asia and $412,000 lower legal fees, partially offset by increases of $733,000 in general annual salary and related labor costs, $86,000 in sales commissions based on increased sales volumes, and $84,000 in stock based compensation.

Research and Development

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Research and development	$569	$348	$221	63.5%
% of total revenue	2.9%	2.6%

Research and development expenses increased $221,000, or 63.5% to $569,000 for the three months ended June 30, 2008 from $348,000 for the three months ended March 31, 2007. The increase was due to salary and related costs associated with the appointment of a new chief technology officer effective December 31, 2007, higher consulting fees and general annual salary and related cost increases.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Research and development	$1,073	$808	$265	32.8%
% of total revenue	2.7%	3.1%

Research and development expenses increased $265,000, or 32.8% to $1.1 million for the six months ended June 30, 2008 from $808,000 for the six months ended March 31, 2007. The increase was due to salary and related costs associated with the appointment of a new chief technology officer effective December 31, 2007, higher consulting fees and general annual salary and related cost increases.

Impairment (Recovery) on Assets Held For Sale

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$—	$(481)	$481	NM
% of total revenue	0.0%	-3.5%

NM = % not meaningful

There was no impairment (recovery) charge for the three months ended June 30, 2008.  During the three months ended June 30, 2007, we benefited from a recovery of impairment of assets held for sale in connection with our adjustment of the fair value of our property located in Fremont, California, which had been decontaminated and was being prepared for sale.  We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses.  However, this independent third party purchaser backed out of the transaction and the sale was not consummated.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$83	$(481)	$(564)	NM
% of total revenue	0.2%	-1.8%

NM = % not meaningful

During the six months ended June 30, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price was closed on March 28, 2008.  The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000.

Interest Income, net

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Interest income, net	$241	$225	$16	7.1%
% of total revenue	1.2%	1.6%

Interest income, net increased $16,000 to $241,000 for the three months ended June 30, 2008 from $225,000 for the three months ended June 30, 2007.  Interest income, net for the three months ended June 30, 2008 was the result of interest income received on a maturing investment, partially offset by lower interest expense from lower rates and a lower balance on our taxable revenue bond, while interest income, net for the three months ended June 30, 2007 was primarily generated from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Interest income, net	$365	$449	$(84)	-18.7%
% of total revenue	0.9%	1.7%

Interest income, net decreased $84,000 to $365,000 for the six months ended June 30, 2008 from $449,000 for the six months ended June 30, 2007 as a result of higher balances of our investments in the six months ended June 30, 2007, which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Minority interests

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Minority interests	$(648)	$(493)	$155	31.4%
% of total revenue	(3.3)%	(3.6)%

Minority interests increased $155,000 or 31.4% to $648,000 for the three months ended June 30, 2008 from $493,000 for the three months ended June 30, 2007 as each of our three majority-owned joint ventures increased sales due to capacity expansion, and were more profitable, and consequently the minority interests increased.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Minority interests	$(1,147)	$(753)	$394	52.3%
% of total revenue	(2.9)%	(2.9)%

Minority interests increased $394,000 or 52.3% to $1,147,000 for the six months ended June 30, 2008 from $753,000 for the six months ended June 30, 2007 as each of our three majority-owned joint ventures increased sales due to capacity expansion, and were more profitable, and consequently the minority interests increased.

Other Income and Expense, net

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Other income and expense, net	$(518)	$221	$(739)	(334.4)%
% of total revenue	(2.6)%	1.6%

Other expense, net was $518,000 for the three months ended June 30, 2008 primarily due to foreign currency transaction exchange losses of $593,000, partially offset by $75,000, net, of other income, mainly from our investments. Other income, net was $221,000 for the three months ended June 30, 2007 primarily $341,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated and $126,000 other income, mainly insurance proceeds from a fire loss in China, partially offset by foreign currency transaction exchange losses of $246,000.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Other income and expense, net	$409	$470	$(61)	(13.0)%
% of total revenue	1.0%	1.8%

Other income, net was $409,000 for the six months ended June 30, 2008 primarily from $460,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated, $326,000 from our realized gain on sale of investments, and $27,000 other income, partially offset by foreign currency transaction exchange losses of $404,000. Other income, net was $470,000 for the six months ended June 30, 2007 primarily $568,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated and $192,000 other income, mainly insurance proceeds from a fire loss in China, partially offset by foreign currency transaction exchange losses of $290,000.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$635	$162	$473	292.0%
% of total revenue	3.2%	1.2%

We provided for income taxes of $635,000 for our China operations for the three months ended June 30, 2008 compared to $162,000 for the three months ended June 30, 2007. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

	Six Months Ended
	June 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,195	$273	$922	337.7%
% of total revenue	3.0%	1.0%

We provided for income taxes of $1.2 million for our China operations for the six months ended June 30, 2008 compared to $273,000 for the six months ended June 30, 2007. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

Liquidity and Capital Resources

As of June 30, 2008, our principal sources of liquidity were $37.0 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments of $37.0 million decreased by $2.5 million in the second quarter of 2008 compared to the first quarter of 2008.

Net cash used in operating activities of $4.5 million for the six months ended June 30, 2008 was primarily comprised of our net income of $2.7 million, adjusted for non-cash items of depreciation of $1.0 million, stock-based compensation of $0.3 million, partially offset by a realized gain on sale of investments of $0.3 million, and offset by a net increase of $8.2 million in assets and liabilities. The $8.2 million net increase in assets and liabilities primarily resulted from a $13.6 million increase in inventories, $2.1 million increase in prepaid expenses, $1.4 million increase in accounts receivable, $0.9 million decrease in other long-term liabilities, primarily minority interests, a $0.4 million increase in other assets, partially offset by a $9.5 million increase in accounts payable, a $0.5 million increase in income taxes payable, and a $0.2 million increase in accrued liabilities.

Inventories, net, increased by $13.6 million, as we increased inventory in raw materials to avoid certain transportation restrictions prior to the commencement of the Beijing Olympics, and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

Accounts receivable, net increased by $1.4 million, as a result of increased sales and a slight reduction in our allowance for doubtful accounts. Our days sales outstanding (DSO) is 62 days as of June 30, 2008 compared to 77 days as of March 31, 2008, and compared to 64 days as of December 31, 2007.

Net cash provided by investing activities of $5.0 million for the six months ended June 30, 2008 was primarily from the proceeds from the sale of investments of $14.5 million, proceeds from sale of assets held for sale of $5.1 million and the decrease of restricted cash of $0.3 million, partially offset by the purchase of investments totaling $11.7 million, and the purchase of property, plant and equipment, of $3.1 million.

We expect to invest approximately $2.7 million in capital projects for the remainder of 2008. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $0.1 million for the six months ended June 30, 2008 consisted of scheduled payments of $0.3 million related to long-term borrowings, partially offset by $0.1 million from the proceeds from the exercise of employee stock options.

Our main Fremont, California facility was financed by long-term borrowings, which were refinanced by taxable variable rate revenue bonds in 1998. These bonds were traded on the public market, were set to mature in 2023 and bore a variable interest rate that was 3.0% as of June 30, 2008. Repayment of principal and interest under the bonds was supported by a letter of credit from our bank and was being paid on a quarterly basis. As of June 30, 2008, the credit facility maintained by us with a bank included a letter of credit supporting repayment of these bonds with an outstanding amount of $6.4 million.

We had pledged and placed a like amount of investment securities with an affiliate of the bank as additional collateral for this facility, and had the option to redeem the bonds in whole or part during their term. We completed the sale of our Fremont, California facility on March 28, 2008, and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. Subsequently on July 1, 2008, we have repaid the outstanding principal and accrued interest on the revenue bond of approximately $6.4 million, and accordingly our restricted cash in such amount has been released.

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

Outstanding contractual obligations as of June 30, 2008, which do not reflect our repayment of the revenue bonds on July 1, 2008, are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt	$6,412	$450	$912	$900	$4,150
Operating leases	3,576	723	1,507	1,346	—
Less: Sublease income	(956)	(190)	(398)	(368)	—
Purchase obligation	2,490	2,490	—	—	—
Total	$11,522	$3,473	$2,021	$1,878	$4,150

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.2 million and $0.2 million for the three month periods ended June 30, 2008 and 2007, respectively.  On July 2, 2008, we entered into a new lease agreement with T. Drive Partners, L.P., a California partnership of the facility located at 4281 Technology Drive, Fremont California with approximately 27,760 square feet.  The new lease shall commence on December 1, 2008 for a term of seven years, with an option by us to cancel after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.  The base rent for the new lease shall be $0.72 per square foot per month triple net, with annual rental increases of 4.5% per annum, payment of $50,000 security deposit, and tenant improvements of $575,000 to be amortized over seven years at 4% per annum.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applicable beginning with our fiscal 2009. The impact of the adoption of SFAS 141(R) on our results of operations and financial position will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not yet evaluated the impact that the adoption of of SFAS 160 will have on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the Renminbi, the local currency of China, where our operating expenses are predominantly in the local currency. Since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuations and revaluations of the Chinese Renminbi. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float systems with opportunistic interventions. We also have certain trade accounts receivable denominated in Japanese Yen. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of June 30, 2008, we had no outstanding commitments with respect to foreign exchange contracts.

In the three months ended June 30, 2008, we recorded net realized foreign exchange losses of $593,000, included as part of other expense in our consolidated statements of operations. The foreign exchange losses were primarily due to fluctuation in the Japanese Yen versus the U.S. dollar on our Yen-denominated accounts receivables. During the second quarter of 2008, we recorded unrealized foreign currency gains of $601,000 in cumulative other comprehensive income on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2008	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$19,292	0.50%	$96	$87	$106
Investment in debt and equity instruments	24,098	2.38%	574	516	631
Long-term debt	(6,400)	3.00%	(192)	(173)	(211)
			$478	$430	$526

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

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are accounted for either under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2008, the minority investments accounted for under the cost method totaled $0.4 million, while minority investments accounted for under the equity method totaled $3.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

On October 15, 2004, a purported securities class action lawsuit was filed in the United States Court for the Northern District of California, City of Harper Woods Employees Retirement System v. AXT, Inc. et al., No. C 04 4362 MJJ. The Court consolidated the case with a subsequent related case and appointed a lead plaintiff. On April 5, 2005, the lead plaintiff filed a consolidated complaint, captioned as Morgan v. AXT, Inc. et al., No. C 04 4362 MJJ. The lawsuit named AXT, Inc. and our former chief technology officer as defendants, and was brought on behalf of a class of all purchasers of our securities from February 6, 2001 through April 27, 2004. The complaint alleged that we announced financial results during this period that were false and misleading. No specific amount of damages was claimed. On September 23, 2005, the Court granted our motion to dismiss the complaint, with leave to amend. The lead plaintiff filed an amended complaint, which we had moved to dismiss. On April 24, 2007, we reached a settlement of this litigation. On February 27, 2008, the district court approved the settlement, and subsequently entered a judgment of dismissal.

The claims of a former employee, Steve X. Chen, that his layoff was due to his race and national origin were resolved without cost to the Company.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 20, 2008.  Of the 30,989,501 shares outstanding as of the record date, 26,007,714 shares were represented in person or by proxy at the meeting.  Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  At the meeting, AXT’s stockholders voted on the following matters:

(1)               Proposal to elect two class I directors to hold office for a three-year term, and until their successors are elected and qualified.

Class I directors	For	Abstain
Morris S. Young	24,691,881	1,265,833
David C. Chang	25,459,209	548,505

In addition, the term of office as directors of Dr. Philip C.S. Yin, Mr. Jesse Chen and Mr. Leonard LeBlanc continued after the meeting.

(2)               Proposal to ratify the appointment of Burr, Pilger & Mayer LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008

	For	Against	Abstain
Burr, Pilger & Mayer LLP	25,918,343	64,463	24,908

Accordingly, both proposals were approved by the stockholders.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.28(5)	Lease Agreement executed July 2, 2008 by and between AXT, Inc. and T. Drive Partners, L.P. a California partnership.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on June 14, 1999.

(3)  Incorporated by reference to Exhibit 3.4 to our Form 8-K as filed with the SEC on May 30, 2001.

(4) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001.

(5) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on July 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 11, 2008	By:	/s/ Philip C. S. Yin
Philip C. S. Yin
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Wilson W. Cheung
Wilson W. Cheung
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.28(5)	Lease Agreement executed July 2, 2008 by and between AXT, Inc. and T. Drive Partners, L.P. a California partnership.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on June 14, 1999.

(3) Incorporated by reference to Exhibit 3.4 to our Form 8-K as filed with the SEC on May 30, 2001.

(4) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001

(5) Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on July 8, 2008.