Form 10-Q
period 2008-09-30
AXT INC
filed 2008-11-10
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2008
Common Stock, $0.001 par value	30,450,007

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$11,577	$18,380
Short-term investments	17,895	20,825
Accounts receivable, net of allowances of $681 and $379 as of September 30, 2008 and December 31, 2007, respectively	13,292	12,149
Inventories, net	39,150	24,781
Prepaid expenses and other current assets	2,964	3,569
Assets held for sale	—	5,140
Total current assets	84,878	84,844
Property, plant and equipment, net	21,462	15,986
Restricted deposits	3,000	6,700
Other assets	5,246	5,242
Total assets	$114,586	$112,772

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$8,674	$4,328
Accrued liabilities	3,415	4,326
Line of credit	3,000	—
Current portion of long-term debt	—	450
Income taxes payable	298	390
Total current liabilities	15,387	9,494
Long-term debt, net of current portion	18	6,250
Other long-term liabilities	3,233	3,778
Total liabilities	18,638	19,522
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2008 and December 31, 2007	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,450 and 30,358 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	186,588	185,949
Accumulated deficit	(96,861)	(98,543)
Accumulated other comprehensive income	2,659	2,282
Total stockholders’ equity	95,948	93,250
Total liabilities and stockholders’ equity	$114,586	$112,772

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$17,863	$14,474	$57,429	$40,639
Cost of revenue	13,326	9,944	40,227	25,672
Gross profit	4,537	4,530	17,202	14,967

Operating expenses:
Selling, general and administrative	4,901	3,083	12,146	10,529
Research and development	562	382	1,635	1,190
Impairment (recovery) on assets held for sale	—	—	83	(481)
Total operating expenses	5,463	3,465	13,864	11,238
Income (loss) from operations	(926)	1,065	3,338	3,729
Interest income, net	68	102	433	551
Minority interests	(277)	(537)	(1,424)	(1,290)
Other income, net	298	381	707	851

Income (loss) before provision for income taxes	(837)	1,011	3,054	3,841
Provision for income taxes	177	153	1,372	426
Net income (loss)	$(1,014)	$858	$1,682	$3,415

Net income (loss) per share:
Basic	$(0.03)	$0.03	$0.05	$0.11
Diluted	$(0.03)	$0.03	$0.05	$0.10

Shares used in computing net income (loss) per share:
Basic	30,455	30,150	30,410	29,940
Diluted	30,455	31,464	31,502	31,287

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$1,682	$3,415

Adjustments to reconcile net income to net cash used in operations:
Depreciation	1,494	1,064
Accretion of marketable securities premium/discount	(5)	(51)
Gain on disposal of property, plant and equipment	(2)	—
Impairment (recovery) on assets held for sale	83	(481)
Stock-based compensation	468	341
Realized loss (gain) on sale of investments	(326)	83
Changes in assets and liabilities:
Accounts receivable	(1,060)	(2,193)
Inventories	(13,904)	(4,712)
Prepaid expenses	709	512
Other assets	50	(696)
Accounts payable	4,106	(1,050)
Accrued liabilities	(934)	475
Income taxes	(103)	251
Other long-term liabilities	(693)	467
Net cash used in operating activities	(8,435)	(2,575)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,995)	(2,786)
Proceeds from sale of property, plant and equipment	4	6
Proceeds from sale of assets held for sale	5,057	—
Purchases of marketable securities	(22,638)	(22,704)
Proceeds from sale of marketable securities	24,495	24,508
Decrease in restricted deposits	3,700	450
Net cash provided by (used in) investing activities	4,623	(526)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	171	4,390
Proceeds from line of credit	3,000	—
Long-term debt payments	(6,682)	(546)
Net cash provided by (used in) financing activities	(3511)	3,844
Effect of exchange rate changes on cash and cash equivalents	520	208
Net increase (decrease) in cash and cash equivalents	(6,803)	951
Cash and cash equivalents at the beginning of the period	18,380	16,116
Cash and cash equivalents at the end of the period	$11,577	$17,067

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2008 and June 30, 2008 filed with the SEC on May 12, 2008 and August 11, 2008, respectively.

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

The effect of recording stock compensation for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$13	$12	$44	$38
Selling, general and administrative	109	96	324	245
Research and development	25	22	100	58

Total stock-based compensation	147	130	468	341
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$147	$130	$468	$341

Effect on basic net income (loss) per share	$0.00	$0.00	$0.02	$0.01
Effect on diluted net income (loss) per share	$0.00	$0.00	$0.01	$0.01

As of September 30, 2008 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1,037,000, net of estimated forfeitures of $49,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2008 due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), and the SEC Staff Accounting Bulletin No. 107. There were no stock option grants made in the three and nine months ended September 30, 2007 and no options were granted in the three months ended September 30, 2008. The fair value of our stock options granted to employees for the nine months ended September 30, 2008 was estimated using the following weighted-average assumptions:

Nine Months Ended
September 30, 2008
Expected term (in years)	4.0

Volatility	60.79%

Expected dividend	0%

Risk-free interest rate	2.69%

Estimated forfeitures	4.3%

Weighted-average fair value	$2.47

The following table summarizes the stock option transactions during nine months ended September 30, 2008 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2007	2,477	$2.95

Granted	2	5.09

Exercised	(92)	1.85

Canceled	(34)	7

Options outstanding as of September 30, 2008	2,353	$2.94	6.29	$721

Options vested and expected to vest as of September 30, 2008	2,343	$2.93	6.28	$720

Options exercisable as of September 30, 2008	1,758	$2.42	5.61	$626

As of December 31, 2007, options to purchase 1,638,139 shares at a weighted average exercise price of $2.56 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.88 on September 30, 2008, which would have been received by the option holder had all option holders exercised their options on of that date. The total number of in-the-money options exerciseable as of September 30, 2008 was 1,079,000.

The options outstanding and exercisable as of September 30, 2008 were in the following exercise price ranges:

Options Outstanding as of September 30, 2008				Options Exercisable as of September 30, 2008
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$ 1.17 - $1.38	1,198,583	$1.28	6.15	1,043,205	$1.28
$ 1.39 - $1.44	5,094	$1.43	6.89	3,074	$1.44
$ 1.45 - $2.24	412,363	$2.16	4.49	406,176	$2.17
$ 2.25 - $6.31	677,995	$4.95	7.93	247,310	$3.69
$ 6.32 - $41.50	58,500	$19.17	2.85	58,500	$19.17
	2,352,535	$2.94	6.29	1,758,265	$2.42

The total intrinsic value of options exercised for the three and nine months ended September 30, 2008, was $30,000 and $275,000, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2007, was $929,000 and $1,089,000, respectively.  Cash received from option exercises for the three and nine months ended September 30, 2008 was $22,000 and $171,000, respectively.  Cash received from option exercises for the three and nine months ended September 30, 2007 was $548,000 and $776,000, respectively.

A summary of activity related to restricted stock awards for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2007	23,480	$4.26
Restricted stock shares granted	—	$—
Restricted stock shares vested	(7,827)	$4.26
Non-vested restricted stock shares outstanding as of September 30, 2008	15,653	$4.26

As of September 30, 2008, we had $59,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 1.76 years. During the nine months ended September 30, 2008, 7,827 shares of restricted stock vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$11,577	$—	$—	$11,577	$10,818	$—	$—	$10,818
Cash equivalents:
Money market fund	—	—	—	—	7,562	—	—	7,562

Total cash equivalents	—	—	—	—	7,562	—	—	7,562

Total cash and cash equivalents	11,577	—	—	11,577	18,380	—	—	18,380

Investments:
U.S. Treasury, agency securities	—	—	—	—	1,400	—	—	1,400
Asset-backed securities	—	—	—	—	3,820	—	(77)	3,743
Commercial paper	—	—	—	—	3,300	—	(115)	3,185
Corporate bonds	22,345	—	(1,450)	20,895	19,051	260	(114)	19,197
Total investments	22,345	—	(1,450)	20,895	27,571	260	(306)	27,525
Total cash, cash equivalents and investments	$33,922	—	$(1,450)	$32,472	$45,951	$260	$(306)	$45,905
Contractual maturities on investments:
Due within 1 year	$448			$430	$2,050			$2,050
Due after 1 through 5 years	21,897			20,465	25,521			25,475
	$22,345			$20,895	$27,571			$27,525

The investments include $3.0 million and $6.7 million recorded as restricted deposits on the condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively. On July 1, 2008, we paid down the entire principal amount of $6.4 million plus accrued interest and accordingly the related restricted deposits were released. In September 2008, we obtained an express line of credit of $5.0 million from Citigroup Smith Barney and drew down $3.0 million for operating purposes and classified the same amount as restricted deposits as of September 30, 2008. The $3.0 million express line of credit carries an annual interest rate of 4.0%.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. For the three months ended September 30, 2008, we had no gross realized gains or losses and for the nine months ended September 30, 2008, we had $326,000 in gross realized gains on sales of our available-for-sale securities, respectively. For the three and nine months ended September 30, 2007 we had $54,000 and $83,000 in gross realized losses on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2008 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2008 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$20,895	$(1,450)	$—	$—	$20,895	$(1,450)
Total in loss position	$20,895	$(1,450)	$—	$—	$20,895	$(1,450)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). As of September 30, 2008 and December 31, 2007, our investments in unconsolidated privately-held companies had a carrying value of $4.1 million and $3.3 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

	Balance as of September 30, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Corporate bonds	$20,895	$—	$20,895
Total	$20,895	$—	$20,895

Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first nine months of 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2008	2007
Inventories, net:
Raw materials	$20,541	$11,154
Work in process	14,158	12,254
Finished goods	4,451	1,373
	$39,150	$24,781

Note 5. Recovery (Impairment) on Assets Held For Sale

During the first nine months of 2008, we completed the sale of our property in Fremont, California for $5.3 million in gross proceeds and $5.1 million in net proceeds after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000.

During the first nine months of 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of the same property in Fremont, California, which had been decontaminated and was being prepared for sale.  We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007.  However, the sale was not consummated with this purchaser under this agreement, and the property was not sold until March 2008 to a different independent third-party purchaser.

Note 6. Net Income (Loss) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(1,014)	$858	$1,682	$3,415
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$(1,058)	$814	$1,550	$3,283
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,455	30,150	30,410	29,940
Effect of dilutive securities:
Common stock options	—	1,314	1,092	1,347
Denominator for dilutive net income (loss) per common share	30,455	31,464	31,502	31,287
Basic net income (loss) per share	$(0.03)	$0.03	$0.05	$0.11
Diluted net income (loss) per share	$(0.03)	$0.03	$0.05	$0.10
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,353	98	679	822

Note 7. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income (loss)	$(1,014)	$858	$1,682	$3,415
Change in foreign currency translation gain	28	357	1,781	956
Change in unrealized gain (loss) on available-for-sale investments	(707)	110	(1,404)	582
Comprehensive income (loss)	$(1,693)	$1,325	$2,059	$4,953

Note 8. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of related materials. In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating our resources and assessing our performance. We manage the Company on a consolidated basis with a review of revenue by product.  We discuss revenue and capacity for both AXT and our China joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies.  While we consolidate three of the joint ventures, we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them.  Accordingly, we have determined that our joint venture operations do not constitute an operating segment in accordance with SFAS No. 131. Since we operate in one segment, all financial segment and product line information required by SFAS No. 131 can be found in the condensed consolidated financial statements.

Product Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue by product type:
GaAs substrates	$13,617	$9,909	$40,479	$27,997
InP substrates	484	408	1,462	1,586
Ge substrates	795	536	3,564	1,479
Raw materials and other	2,967	3,621	11,924	9,577
Consolidated	$17,863	$14,474	$57,429	$40,639

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
North America*	$5,030	$2,820	$15,466	$8,918
Europe	2,913	2,521	9,696	7,163
Japan	3,557	3,301	12,292	8,699
Taiwan	1,978	2,444	6,846	6,512
Asia Pacific	4,385	3,388	13,129	9,347
Consolidated	$17,863	$14,474	$57,429	$40,639

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2008	2007
Long-lived assets:
North America	$383	$149
China	21,079	15,837
	$21,462	$15,986

Significant Customers

Beginning 2008, we have grouped sales to all IQE companies as sales to one customer.  Two customers represented 28.7% and 10.2% of revenue for the three month period ended September 30, 2008 while no customers represented more than 10% of revenue for the three month period ended September 30, 2007. One customer represented 20.2% of revenue for the nine month period ended September 30, 2008 while no customer represented more than 10% of revenue for the nine month period ended September 30, 2007.  Our top five customers represented 62.0% and 35.9% of revenue for the three month periods ended September 30, 2008 and 2007, respectively.  Our top five customers represented 47.5% and 38.5% of revenue for the nine month periods ended September 30, 2008 and 2007, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our investments in these privately-held companies are summarized below (in thousands):

	Investment Balance as of
Company	September 30, 2008	December 31, 2007	Accounting Method	Ownership Percentage
Beijing Ji Ya Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co., Ltd	2,861	2,138	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	816	761	Equity	25%

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

Undistributed retained earnings relating to our investments were $10.9 million and $7.8 million as of September 30, 2008 and December 31, 2007, respectively. Net income recorded from our investments was $879,000 and $729,000 for the three months ended September 30, 2008 and 2007, respectively. Net income recorded from our investments was $3.1 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

We also have investments in two privately-held companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. As of September 30, 2008 and December 31, 2007, these investments totaled approximately $0.4 million and are included in “Other assets” on the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Beginning accrued warranty and related costs	$1,309	$949	$1,030	$459
Charged (credited) to cost of revenue	(95)	(116)	313	580
Actual warranty expenditures	(118)	(14)	(247)	(220)
Ending accrued warranty and related costs	$1,096	$819	$1,096	$819

Purchase Commitment

On February 27, 2007, we entered into an agreement with Recapture Metals Limited of Ontario, Canada (“Recapture”), pursuant to which Recapture will supply our subsidiary in the People’s Repiblic of China with one thousand kilograms per month of 99.99999% pure gallium, during the eighteen month period beginning July 1, 2007. Under the terms of the agreement, we are required to purchase a minimum of eighteen thousand kilograms of gallium, unless the agreement is terminated prior to the expiration of the eighteen month period on December 31, 2008. As of September 30, 2008, our total remaining commitment under this agreement is approximately $1.2 million.

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $69,000 and $162,000 for the three month periods ended September 30, 2008, and 2007, respectively. We incurred foreign currency transaction exchange losses of $473,000 and $128,000 for the nine month periods ended September 30, 2008, and 2007, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109)” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in unrecognized tax benefits. This amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2007.

Note 13. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect that SFAS No. 162 will result in a change in current practice.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157 and is effective upon issuance.  We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.

In various areas, including revenue recognition, stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

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
• Optical applications

We manufacture compound semiconductor substrates using our proprietary vertical gradient freeze, or VGF, technology. Our in-house VGF technology and manufacturing capabilities enables us to add capacity quickly and cost efficiently. We manufacture all of our products in China, which generally has lower costs for facilities, labor and materials than in the U.S. or Europe.

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

Revenue increased $16.8 million, or 41.3%, to $57.4 million for the nine months ended September 30, 2008 from $40.6 million for the same period of 2007 primarily due to higher customer demand for six-inch diameter wafers, and an increase in germanium substrates and raw material sales. While this is a large increase over the prior year, the demand for our GaAs products which are used in a number of consumer, industrial and automotive applications was softer than we expected. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business in the quarters to come. Despite the continuing margin pressure, our gallium arsenide and raw materials businesses have been solid.  Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future businesses in 2009. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. As of September 30, 2008, we had available cash, cash equivalents and short-term investments of $29.5 million, excluding restricted deposits.  On July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interest under the terms of the revenue bond of approximately $6.4 million.  Accordingly, all of our remaining obligations under the revenue bond have terminated and the related restricted deposits have been released.  In September 2008, we obtained an express line of credit from Citigroup Smith Barney and drew down $3.0 million and classified the same amount as restricted deposits as of September 30, 2008. The proceeds from the express line of credit was used in operations. The $3.0 million restricted cash carries an annual interest rate of 4.0%.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates and sell certain raw materials including gallium, germanium dioxide, and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services. Additionally, we may provide discounts or other incentives to customers in order to secure business.

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

As of September 30, 2008 and December 31, 2007, our accounts receivable, net, balance was $13.3 million and $12.1 million, respectively, which was net of an allowance for doubtful accounts of $681,000 and $379,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2008 and December 31, 2007, accrued product warranties totaled $1.1 million and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2008 and December 31, 2007, we had an inventory reserve of $12.3 million and $13.6 million for excess and obsolete inventory, respectively. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
GaAs	$13,617	$9,909	$3,708	37.4%
InP	484	408	76	18.6%
Ge	795	536	259	48.3%
Raw materials	2,967	3,621	(654)	(18.1)%
Total revenue	$17,863	$14,474	$3,389	23.4%

Revenue increased $3.4 million, or 23.4%, to $17.9 million for the three months ended September 30, 2008 from $14.5 million for the three months ended September 30, 2007. Total GaAs substrate revenue increased $3.7 million, or 37.4%, to $13.6 million for the three months ended September 30, 2008 from $9.9 million for the three months ended September 30, 2007. While this is a large increase over the prior year, the demand for our GaAs products which are used in a number of consumer, industrial and automotive applications was softer than we expected due to an overall market slowdown and lower than expected demand from customer orders. We are also continuing our efforts to resolve specific product specification issues with a few select customers from the prior quarter.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.1 million for the three months ended September 30, 2008 compared to $3.1 million for the three months ended September 30, 2007. The increase in larger diameter semi-insulating substrates came from the growth in demand for both cellular and WLAN (Wide Local Area Network) markets. Our growth came particularly from production orders pursuant to a supply agreement we signed in the fourth quarter of 2007 with IQE plc.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $7.5 million for the three months ended September 30, 2008 compared with $6.8 million for the three months ended September 30, 2007. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy primarily from 4 inch large semi-conducting customers offset by lesser demand from 2 inch customers.

InP substrate revenue increased $76,000, or 18.6%, to $484,000 for the three months ended September 30, 2008 from $408,000 for the three months ended September 30, 2007 primarily due to a slight increase in demand from customers in the optical networking industry.

Ge substrate revenue increased $259,000, or 48.3%, to $795,000 for the three months ended September 30, 2008 from $536,000 for the three months ended September 30, 2007. The increase in Ge substrate revenue was due to an overall increased demand for space applications.

Raw materials revenue decreased $654,000, or 18.1%, to $3.0 million for the three months ended September 30, 2008 from $3.6 million for the three months ended September 30, 2007. The decrease in raw materials revenue was primarily due to transportation restrictions imposed in the Beijing area during the Olympics and Paralympics which ended on September 30, 2008.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
GaAs	$40,479	$27,997	$12,482	44.6%
InP	1,462	1,586	(124)	(7.8)%
Ge	3,564	1,479	2,085	141.0%
Raw materials	11,912	9,532	2,380	25.0%
Other	12	45	(33)	(73.3)%
Total revenue	$57,429	$40,639	$16,790	41.3%

Revenue increased $16.8 million, or 41.3%, to $57.4 million for the nine months ended September 30, 2008 from $40.6 million for the nine months ended September 30, 2007. Total GaAs substrate revenue increased $12.5 million, or 44.6%, to $40.5 million for the nine months ended September 30, 2008 from $28.0 million for the nine months ended September 30, 2007. While this is a large increase over the prior year, the demand for our GaAs products which are used in a number of consumer, industrial and automotive applications was softer than we expected due to an overall market slowdown and lower than expected demand from customer orders. We are also continuing our efforts to resolve specific product specification issues with a few select customers from the prior quarter.

Sales of 5 inch and 6 inch diameter GaAs substrates were $19.0 million for the nine months ended September 30, 2008 compared to $11.1 million for the nine months ended September 30, 2007. The increase in larger diameter semi-insulating substrates came from the growth in demand for both cellular and WLAN (Wide Local Area Network) markets. Our growth came particularly from production orders pursuant to a supply agreement we signed in the fourth quarter of 2007 with IQE plc.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $21.5 million for the nine months ended September 30, 2008 compared with $16.9 million for the nine months ended September 30, 2007. The increase in revenue from smaller diameter substrates was due to the continued market growth generally of LED laser diodes and commercial epitaxy primarily from 4 inch large semi-conducting customers offset by lesser demand from 2 inch customers.

InP substrate revenue decreased $124,000, or 7.8%, to $1.5 million for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007. In the nine months ended June 30, 2007 we had a one-time sale of $251,000 indium scrap metal that was fully reserved. Excluding the impact of the one-time sale, InP substrate revenue actually increased $127,000 for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to a slight increase in demand from customers in the optical networking industry.

Ge substrate revenue increased $2.1 million, or 141.0%, to $3.6 million for the nine months ended September 30, 2008 from $1.5 million for the nine months ended September 30, 2007. The increase in Ge substrate revenue was due to an overall increased demand for space applications.

Raw materials revenue increased $2.4 million, or 25.0%, to $11.9 million for the nine months ended September 30, 2008 from $9.5 million for the nine months ended September 30, 2007. Despite the transportation restrictions imposed in the Beijing area during the Olympics and Paralympics which ended on September 30, 2008, the increase in raw materials revenue was primarily due to a combination of increased sales to customers as demand increased and higher raw materials prices.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
North America *	$5,030	$2,820	$2,210	78.4%
% of total revenue	28%	20%
Europe	2,913	2,521	392	15.5%
% of total revenue	16%	17%
Japan	3,557	3,301	256	7.8%
% of total revenue	20%	23%
Taiwan	1,978	2,444	(466)	(19.1)%
% of total revenue	11%	17%
Asia Pacific (excluding Japan and Taiwan)	4,385	3,388	997	29.4%
% of total revenue	25%	23%
Total revenue	$17,863	$14,474	$3,389	23.4%

*Primarily the United States

Revenue from customers in North America increased by $2.2 million, or 78.4%, to $5.0 million for the three months ended September 30, 2008 from $2.8 million for the three months ended September 30, 2007. We expected our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc. Under the terms of the agreement, IQE plc shall purchase from us a minimum of approximately $15.1 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates.  IQE plc has an option to purchase an additional $3.5 million of 6-inch substrates from us under the agreement.  All substrates ordered pursuant to the agreement are to be shipped by the end of 2008.

Revenue from customers in Europe increased by $0.4 million, or 15.5%, to $2.9 million for the three months ended September 30, 2008 from $2.5 million for the three months ended September 30, 2007. This increase came primarily from increased substrate sales to customers in Germany and France, and to a lesser extent from increased sales to a customer in the United Kingdom that is part of the IQE plc group with whom we signed a supply agreement in the fourth quarter of 2007.

Revenue from customers in Japan increased by $0.3 million, or 7.8%, to $3.6 million for the three months ended September 30, 2008 from $3.3 million for the three months ended September 30, 2007. The increase came from increased substrate sales to two major existing customers, particularly in large diameter wafers, and from increased raw material sales of 4N gallium.

Revenue from customers in Taiwan decreased by $0.5 million, or 19.1%, to $2.0 million for the three months ended September 30, 2008 from $2.4 million for the three months ended September 30, 2007. The decrease came mainly from one major existing customer for large diameter wafers as we continue our effort to resolving issues with product specifications.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $1.0 million, or 29.4%, to $4.4 million for the three months ended September 30, 2008 from $3.4 million for the three months ended September 30, 2007. The increase came mainly from one major customer in Singapore that is part of the IQE plc group that signed the supply agreement with us in the fourth quarter of 2007.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
North America *	$15,466	$8,918	$6,548	73.4%
% of total revenue	27%	22%
Europe	9,696	7,163	2,533	35.4%
% of total revenue	17%	18%
Japan	12,292	8,699	3,593	41.3%
% of total revenue	21%	21%
Taiwan	6,846	6,512	334	5.1%
% of total revenue	12%	16%
Asia Pacific (excluding Japan and Taiwan)	13,129	9,347	3,782	40.5%
% of total revenue	23%	23%
Total revenue	$57,429	$40,639	$16,790	41.3%

*Primarily the United States

Revenue from customers in North America increased by $6.5 million, or 73.4%, to $15.5 million for the nine months ended September 30, 2008 from $8.9 million for the nine months ended September 30, 2007. We expected our North America revenue to increase substantially in 2008 based upon a supply agreement we signed in the fourth quarter of 2007 with IQE plc. Under the terms of the agreement, IQE plc shall purchase from us a minimum of approximately $15.1 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates.  IQE plc has an option to purchase an additional $3.5 million of 6-inch substrates from us under the agreement.  All substrates ordered pursuant to the agreement are to be shipped by the end of 2008.

Revenue from customers in Europe increased by $2.5 million, or 35.4%, to $9.7 million for the nine months ended September 30, 2008 from $7.2 million for the nine months ended September 30, 2007. This increase came primarily from increased substrate sales to customers in Germany and France, and to a lesser extent from increased sales to a customer in the United Kingdom that is part of the IQE plc group with whom we signed a supply agreement in the fourth quarter of 2007.

Revenue from customers in Japan increased by $3.6 million, or 41.3%, to $12.3 million for the nine months ended September 30, 2008 from $8.7 million for the nine months ended September 30, 2007. The increase came from increased substrate sales to two major existing customers, particularly in large diameter wafers, and from increased raw material sales of 4N gallium.

Revenue from customers in Taiwan increased by $0.3 million, or 5.1%, to $6.8 million for the nine months ended September 30, 2008 from $6.5 million for the nine months ended September 30, 2007. The increase came mainly from one major existing customer for large diameter wafers as we continue our effort to resolving issues with product specifications.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $3.8 million, or 40.5%, to $13.1 million for the nine months ended September 30, 2008 from $9.3 million for the nine months ended September 30, 2007. Sales to customers in the People’s Republic of China increased by $2.7 million, of which raw materials was $1.4 million, while $0.7 million was from increased sales of substrates to existing customers, and $0.6 million was from sales of substrates to new customers. Sales to a major customer in Singapore that is part of the IQE plc group that signed the supply agreement with us in the fourth quarter of 2007 increased by $0.7 million. Sales to customers in Korea increased by $0.4 million as demand increased in smaller diameter wafers.

Gross Margin

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,537	$4,530	$7	0.2%
Gross Margin %	25.4%	31.3%

Gross margin decreased to 25.4% of total revenue for the three months ended September 30, 2008 from 31.3% of total revenue for the three months ended September 30, 2007. Gross margins in the three months ended September 30, 2008 and 2007 were positively impacted by sales of approximately $769,000 and $556,000, respectively, of GaAs wafers that were previously fully reserved. In the three months ended September 30, 2007 we had manufacturing equipment that had become fully depreciated.  Since the beginning of 2008, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion. The decline in sales in the third quarter of 2008 from the prior quarter also resulted in lower throughput of production with less recovery of overheads.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Gross profit	$17,202	$14,967	$2,235	14.9%
Gross Margin %	30.0%	36.8%

Gross margin decreased to 30.0% of total revenue for the nine months ended September 30, 2008 from 36.8% of total revenue for the nine months ended September 30, 2007. Gross margins in the nine months ended September 30, 2008 and 2007 were positively impacted by sales of approximately $2.1 million and $1.7 million, respectively, of GaAs wafers that were previously fully reserved. In the nine months ended September 30, 2007 we had manufacturing equipment that had become fully depreciated. In addition, during the nine months ended September 30, 2007, we had a one-time sale of $251,000 of indium scrap metal that was fully reserved.  Since the beginning of 2008, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,901	$3,083	$1,818	59.0%
% of total revenue	27.4%	21.3%

Selling, general and administrative expenses increased $1.8 million to $4.9 million for the three months ended September 30, 2008 from $3.1 million for the three months ended September 30, 2007. The increase was primarily due to $700,000 rent deposit forfeited, $394,000 higher bad debt expenses for our slow-paying customers in Asia, $225,000 increased selling, general and administrative expenses in our China joint ventures, mainly labor related, $219,000 increased compensation related expenses from general annual adjustments and increased headcount, $141,000 higher bank fees in connection with our paydown of the revenue bond in July 2008, $127,000 higher insurance costs, and $12,000 higher miscellaneous costs. The $700,000 rent deposit forfeited was a result of a termination of our existing lease. We entered into a new lease with the same landlord for smaller headquarters facilities at a saving of approximately $2.5 million over the next seven years.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$12,146	$10,529	$1,617	15.4%
% of total revenue	21.1%	25.9%

Selling, general and administrative expenses increased $1.6 million, or 15.4% to $12.1 million for the nine months ended September 30, 2008 from $10.5 million for the nine months ended September 30, 2007. The increase was primarily due to $702,000 higher compensation related expenses from general annual adjustments and increased headcount, $700,000 rent deposit forfeited, $585,000 increased selling, general and administrative expenses in our China joint ventures, mainly labor related, $205,000 higher insurance costs, $126,000 higher bank fees in connection with our paydown of the revenue bond in July 2008, and $41,000 higher miscellaneous costs, partially offset by $420,000 lower bad debt expense and $322,000 lower legal and professional fees. Legal fees in the nine months ended September 30, 2007 included $350,000 which was our portion of the settlement of the securities class action lawsuit reached on April 24, 2007. The $700,000 rent deposit forfeited was a result of a termination of our existing lease. We entered into a new lease with the same landlord for smaller headquarters facilities at a saving of approximately $2.5 million over the next seven years.

Research and Development

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Research and development	$562	$382	$180	47.1%
% of total revenue	3.1%	2.6%

Research and development expenses increased $180,000, or 47.1% to $562,000 for the three months ended September 30, 2008 from $382,000 for the three months ended September 30, 2007. The increase was due to salary and related costs associated with the appointment of a new chief technology officer effective December 31, 2007, higher consulting fees and general annual salary and related cost increases.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Research and development	$1,635	$1,190	$445	37.4%
% of total revenue	2.8%	2.9%

Research and development expenses increased $445,000, or 37.4% to $1.6 million for the nine months ended September 30, 2008 from $1.2 million for the nine months ended September 30, 2007. The increase was due to salary and related costs associated with the appointment of a new chief technology officer effective December 31, 2007, higher consulting fees and general annual salary and related cost increases.

Impairment (Recovery) on Assets Held For Sale

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$83	$(481)	$(564)	117.3%
% of total revenue	0.1%	-1.2%

During the nine months ended September 30, 2008, we completed the sale of our property in Fremont, California. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000.  During the nine months ended September 30, 2007, we benefited from a recovery of impairment on assets held for sale in connection with our adjustment of the fair value of the same property in Fremont, California, which had been decontaminated and was being prepared for sale.  We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007.  However, the sale was not consummated with this purchaser under this agreement, and the property was not sold until March 2008 to a different independent third-party purchaser.

.

Interest Income, net

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Interest income, net	$68	$102	$(34)	(33.3)%
% of total revenue	0.4%	0.7%

Interest income, net decreased $34,000 to $68,000 for the three months ended September 30, 2008 from $102,000 for the three months ended September 30, 2007.  Interest income, net for the three months ended September 30, 2008 was due to the overall lower balances of our cash and investments after we paid down on our taxable revenue bond and use of cash in operations, offset by lower interest expense related to the revenue bond, while interest income, net for the three months ended September 30, 2007 was primarily generated from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Interest income, net	$433	$551	$(118)	(21.4)%
% of total revenue	0.8%	1.4%

Interest income, net decreased $118,000 to $433,000 for the nine months ended September 30, 2008 from $551,000 for the nine months ended September 30, 2007 as a result of higher balances of our cash and investments in the nine months ended September 30, 2007, which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.  The lower balances of our cash and investments as of September 30, 2008 also resulted from our paydown of the taxable revenue bond.

Minority interests

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Minority interests	$(277)	$(537)	$(260)	(48.4)%
% of total revenue	(1.6)%	(3.7)%

Minority interests decreased $260,000 or 48.4% to $277,000 for the three months ended September 30, 2008 from $537,000 for the three months ended September 30, 2007 due to the transportation restrictions imposed in the Beijing area during the Olympics and Paralympics which impacted the sales of raw materials from our three majority-owned joint ventures, and accordingly the minority interests decreased.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Minority interests	$(1,424)	$(1,290)	$134	10.4%
% of total revenue	(2.5)%	(3.2)%

Minority interests increased $134,000 or 10.4% to $1.4 million for the nine months ended September 30, 2008 from $1.3 million for the nine months ended September 30, 2007 as each of our three majority-owned joint ventures increased sales due to capacity expansion, and were more profitable, and consequently the minority interests increased, offset by the temporary impact of decreased sales in the quarter ended September 30, 2008 due to the transportation restrictions imposed in the Beijing area during the Olympics and Paralympics.

Other Income, net

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Other income, net	$298	$381	$(83)	(21.8)%
% of total revenue	1.7%	2.6%

Other income, net was $298,000 for the three months ended September 30, 2008 primarily due to $367,000 from our equity earnings of the two minority-owned joint ventures that are not consolidated, partially offset by $69,000 in foreign exchanges losses. Other income, net was $381,000 for the three months ended September 30, 2007 primarily due to $199,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated, $162,000 in foreign exchange gains and $20,000 of miscellaneous items.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Other income, net	$707	$851	$(144)	(16.9)%
% of total revenue	1.2%	2.1%

Other income, net was $707,000 for the nine months ended September 30, 2008 primarily due to $812,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated, $326,000 from our realized gain on sale of investments, and $42,000 other income, partially offset by $473,000 in foreign exchange losses. Other income, net was $851,000 for the nine months ended September 30, 2007 primarily $767,000 from our equity earnings from the two minority-owned joint ventures that are not consolidated and $212,000 other income, mainly insurance proceeds from a fire loss in China, partially offset by foreign exchange losses of $128,000.

Provision for Income Taxes

	Three Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$177	$153	$24	15.7%
% of total revenue	1.0%	1.1%

We provided for income taxes of $177,000 for our China operations for the three months ended September 30, 2008 compared to $153,000 for the three months ended September 30, 2007. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

	Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,372	$426	$946	222.1%
% of total revenue	2.4%	1.0%

We provided for income taxes of $1.4 million for our China operations for the nine months ended September 30, 2008 compared to $426,000 for the nine months ended September 30, 2007. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

Liquidity and Capital Resources

As of September 30, 2008, our principal sources of liquidity were $29.5 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents and short-term investments of $29.5 million decreased by $7.5 million in the third quarter of 2008 compared to the second quarter of 2008.  On July 1, 2008, we spent approximately $6.4 million plus accrued interest to pay down our taxable revenue bond and approximately $4.0 million was spent in operations.  In September 2008, we obtained an express line of credit of $5.0 million from Citigroup Smith Barney and drew down $3.0 million for operating purposes and classified the same amount as restricted deposits as of September 30, 2008. The $3.0 million restricted cash carries an annual interest rate of 4.0%.

Net cash used in operating activities of $8.4 million for the nine months ended September 30, 2008 was primarily comprised of our net income of $1.7 million, adjusted for non-cash items of depreciation of $1.5 million, stock-based compensation of $0.5 million, partially offset by a realized gain on sale of investments of $0.3 million, and offset by a net increase of $11.8 million in assets and liabilities. The $11.8 million net increase in assets and liabilities primarily resulted from a $13.9 million increase in inventories, $1.1 million increase in accounts receivable, $0.9 million decrease in accrued liabilities, $0.7 million decrease in other long-term liabilities, primarily minority interests, a $0.1 million decrease in income taxes payable, partially offset by a $4.1 million increase in accounts payable, and a $0.8 million decrease in prepaid and other assets.

Inventories, net, increased by $13.9 million, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders. Inventory in raw materials in our joint ventures increased due to transportation restrictions during the Beijing Olympics and Paralympics.

Accounts receivable, net increased by $1.1 million, as a result of increased sales partially offset by an increase in our allowance for doubtful accounts. Our days sales outstanding (DSO) is 68 days as of September 30, 2008, compared to 64 days as of December 31, 2007.

Net cash provided by investing activities of $4.6 million for the nine months ended September 30, 2008 was primarily from the proceeds from the sale of investments of $24.4 million, proceeds from sale of assets held for sale of $5.1 million and the decrease of restricted cash of $3.7 million, partially offset by the purchase of investments totaling $22.6 million, and the purchase of property, plant and equipment of $6.0 million.

We expect to invest approximately $0.8 million in capital projects for the remainder of 2008. We believe that our existing and planned facilities and equipment are sufficient to fulfill current and expected future orders.

Net cash used in financing activities of $3.5 million for the nine months ended September 30, 2008 consisted of payments of $6.7 million related to long-term borrowings, partially offset by $3.0 million proceeds from our express line of credit, and $0.2 million from the proceeds from the exercise of employee stock options.

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

Outstanding contractual obligations as of September 30, 2008 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Line of credit	$3,000	$3,000	$—	$—	$—
Debt	18	—	18	—	—
Operating leases	2,045	321	509	556	659
Less: Sublease income	(31)	(31)	—	—	—
Tenant improvement loan	660	79	189	189	203
Purchase obligation	1,245	1,245	—	—	—
Total	$6,937	$4,614	$716	$745	$862

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through March 2013. Total rent payments under these operating leases were approximately $0.2 million and $0.5 million for the three month periods ended September 30, 2008 and 2007, respectively.  On July 2, 2008, we entered into a new lease agreement with T. Drive Partners, L.P., a California partnership of the facility located at 4281 Technology Drive, Fremont California with approximately 27,760 square feet.  The new lease shall commence on December 1, 2008 for a term of seven years, with an option by us to cancel after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.  The base rent for the new lease shall be $0.72 per square foot per month triple net, with annual rental increases of 4.5% per annum, payment of $50,000 security deposit, and tenant improvements of $575,000 to be amortized over seven years at 4% per annum.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect that SFAS No. 162 will result in a change in current practice.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3 of the Notes to Condensed Consolidated Financial Statements.

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-3 (“FSP 157-3”), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”), to clarify the application of SFAS 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157 and is effective upon issuance.  We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.

In various areas, including revenue recognition, stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of September 30, 2008, we had no outstanding commitments with respect to foreign exchange contracts.

In the three months ended September 30, 2008, we recorded net realized foreign exchange losses of $69,000, included as part of other expense in our consolidated statements of operations. The foreign exchange losses were primarily due to fluctuation in the Japanese Yen versus the U.S. dollar on our Yen-denominated accounts receivables. During the third quarter of 2008, we recorded unrealized foreign currency gains of $28,000 in cumulative other comprehensive income on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2008	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$11,577	0.50%	$58	$64	$52
Investment in debt and equity instruments	20,895	2.32%	485	534	437
Long-term debt	(3,000)	4.06%	(138)	(152)	(124)
			$405	$446	$365

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

Equity Risk

We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are accounted for either under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2008, the minority investments accounted for under the cost method totaled $0.4 million, while minority investments accounted for under the equity method totaled $3.7 million.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10K for the fiscal year ended December 31, 2007, we believe the following risk factors also apply to AXT during 2008:

The average selling prices of our products may decline over relatively short periods, which may reduce our gross margins.

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and average selling prices for our products may decline over relatively short time periods.  We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices.  On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 5 to 20% per year depending on the product.  It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market.  We anticipate that average selling prices will decrease in the future in response to product introductions by competitors or us, or by other factors, including pricing pressures from significant customers.  When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and could adversely affect our margins. In order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in delivering our products to market in a timely manner. We cannot assure you that any changes effected by us will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margins.

Shifts in our product mix may result in declines in gross margins.

Our gross profit margins vary among our product families, and are generally higher on our larger diameter wafers.  In addition, historically our gross margins have been higher on our raw materials sales.  Accordingly, our overall gross margins have fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for products and our ability to reduce product costs, and these fluctuations are expected to continue in the future.

We do not control the prices at which our joint venture companies sell their raw materials products to other third parties.  However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins.  One or more of our joint venture companies has in the past and may in the future sell raw materials at significantly reduced prices in order to gain volume sales, or sales to new customers.  In such an event, our gross margin may be adversely impacted.

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results

Our business and operating results could be significantly impacted by general economic conditions. In recent months, the U.S. and global economy has experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns.  Global market and economic conditions continue to be disruptive and volatile.  The possible duration and severity of this adverse economic cycle is unknown. Although the Company remains well-capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets.  Continued turbulence in U.S. and international markets and economies may adversely affect the Company’s liquidity, financial condition and profitability.  A severe or prolonged economic downturn could result in a variety of risks to our business, including:

•                  increased volatility in our stock price;

•                  increased volatility in foreign currency exchange rates;

•                  delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of overall economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

•                  increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn, such as financial services; and

•                  impairment of our intangible or other assets.

We have experienced and expect to continue to experience delays in customer purchasing decisions or disruptions in normal volume of customer orders that we believe are in part due to the uncertainties in the global economy and an adverse impact on consumer spending. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

AXT, INC.

Dated: November 10, 2008	By:	/s/ Philip C. S. Yin
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