Form 10-K
period 2008-12-31
AXT INC
filed 2009-03-31
CIK 1051627

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
 None

         Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

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

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2008 as reported on the Nasdaq Global Market, was approximately $104,478,383. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

         As of February 27, 2009, 30,512,899 shares, $0.001 par value, of the registrant's common stock were outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the registrant's 2009 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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

        We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People's Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. We also have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. We consolidate, for accounting purposes, three of these joint ventures and have equity interests of 25% in each of the other two. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. Our ten largest customers for 2008 were: IQE group, Osram Opto Semiconductors GmbH, Sumitomo Chemical Co., Ltd., MAC Corporation, Xiamen Xinde Co., Ltd., Visual Photonics Epitaxy Co., Ltd., MCP UK, Picogiga International SAS, and Avago Technologies Manufacturing (Singapore) Pte. Ltd. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share. However, the economic downturn in 2008 coupled with inventory overhang in the industry put pressure on our financial performance and will continue to have an impact on our results in 2009.

        On March 17, 2009, our chief executive officer resigned as chairman of our board and as chief executive officer. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future businesses in 2009. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. On July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interest under the terms of the revenue bond of approximately $6.4 million. Accordingly, all of our remaining obligations under the revenue bond have terminated and the related restricted deposits have been released. In September 2008, we obtained an express line of credit from our bank and drew down $3.0 million and classified the same amount as restricted deposits as of December 31, 2008. The proceeds from the express line of credit were used in operations. The $3.0 million restricted cash carries an annual interest rate of approximately 4% as of December 31, 2008. Also as of December 31, 2008, we had available cash, cash equivalents and short-term investments of $31.3 million, excluding restricted deposits.

        We were incorporated in California in December 1986 and reincorporated in Delaware in May 1998. We changed our name from American Xtal Technology, Inc. to AXT, Inc. in July 2000. Our principal corporate office is located at 4281 Technology Drive, Fremont, California 94538, and our telephone number at this address is (510) 683-5900.

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

        Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers and our business depends in part on worldwide economic conditions. The current period of severe recession being experienced by the United States and other key international economies, has been characterized by falling demand for a variety of goods and services, including those related to the semiconductor industry. These conditions have adversely affected the timing and volume of our customers' purchase of our products, particularly commencing with the fourth quarter of 2008, and delays in customer purchasing decisions is likely .to continue to impact our results in the beginning of 2009.

        Despite the challenging environment, however, we believe that there are some bright spots of opportunity as we move into 2009. One of the most interesting is the projected growth of WCDMA and CDMA 2000 handsets to support the new 3G and 3G+ networks around the world. We expect to see particular growth in China as the government has begun to issue 3G licenses and has also broadened the subsidy policy for consumer electronic purchases. Global smart phone sales are also expected to grow throughout the year as many new phones have been released by manufacturers such as Apple, Motorola, Nokia, RIM and Samsung, among others. These phones are expected to comprise more than 30 percent of the market by 2013. The benefit to AXT from the sales of more feature-rich, sophisticated handsets is that they require a greater content of gallium arsenide in order to meet the speed and functionality requirements that consumers have come to expect. Even with the steep decline in spending associated with 2G legacy networks, carriers continue to invest in 3G in order to remain competitive and attract new subscribers. This network upgrade enables full performance capability of the video, gaming and Internet browsing capabilities of these next generation handsets.

        Driven by rising demand for LCD televisions and other consumer products, it appears that the light emitting diodes (LED) market may also grow in 2009 by up to 3 percent, a sharp contrast to the expected 9.4 percent decrease in the overall semiconductor market over this same time period. The recent declines in average selling prices of HBLEDs have allowed LED-backlit sets to become more price-competitive with comparable cold cathode fluorescent lamp (CCFL) sets. In addition, while individual markets for LED may decline in 2009, the number of applications continues to broaden across a wide array of consumer, industrial and automotive products.

        The concentrator photovoltaic (CPV) market for germanium is also continuing to grow, albeit from a smaller base. Growth in the global solar industry is expected in 2009 as there is increasing interest in the replacement of fossil fuel resources with sustainable alternatives such as solar power and solar modules and a renewed interest in focus on investment in renewable energy technology in the United States and Europe. At the same time, we believe that improvements in conversion efficiency for germanium are occurring, which we believe will enable this technology to become more affordable and therefore, more widely utilized, in the future.

The AXT Advantage

        We believe that we benefit from the following advantages:

  •
  Low-cost manufacturing operation in the PRC.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. As of December 31, 2008, approximately 1,081 of our 1,120 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their manufacturing operations in Germany or Japan.

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

  •
  Flexible manufacturing infrastructure.  Our total manufacturing space in China is approximately 190,000 square feet, 90,000 square feet of which we currently use and the remainder of which we have configured for relatively rapid expansion. We believe that our competitors typically purchase crystal growing furnaces from original equipment manufacturers. In contrast, we design and build our own VGF crystal growing furnaces, which we believe should allow us to increase our production capacity more quickly and cost effectively.

        Given these advantages, we believe that, when the worldwide economies begin to improve and the current period of United States and international recession begins to lessen, the demand for compound semiconductor substrates may again increases. Once demand begins to recover, we believe that we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to begin to increase our market share.

Strategy

        Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

        Continue to provide customers high and consistent quality products and service.    We seek to improve our manufacturing processes continually in order to meet and exceed our customers' high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2009 by adding some additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

        Increase market share.    We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless handsets and HBLED markets.

        Add capacity to meet customers' increasing demand for substrates.    Since 2007, we have added additional capacity in order to meet our customers' increased demands, specifically in 6" GaAs substrates. However, the current economic downturn has caused a cessation of our capacity expansion, and we have placed any additional expansion of our China facilities on hold. We continue to monitor our capacity utilization and believe our flexible manufacturing infrastructure will allow us to ramp up production and capacity when the GaAs substrate market improves.

        Establish leadership in emerging substrate applications.    We intend to expand our served markets by exploring new opportunities for our substrates. For example, due to Ge's inherent high efficiency and the increasing supply constraints of traditional poly-silicon, some customers have begun to use Ge substrates for terrestrial solar cell applications. Also, we continue to monitor the market for GaAs in concentrator photovoltaics where triple junction solar cells are grown on GaAs substrates, representing a potentially new market for AXT.

        Technology enhancements.    We continue to focus on technology development in the areas of VGF technology enhancements and Czochralski (CZ) crystal growth for Ge substrates. We also continue to focus on applying our technological expertise to the design of our manufacturing processes, to upgrade and improve these processes and deliver high quality products to our customers more efficiently and in higher volumes.

Technology

        There are basically three technologies for crystal growth in our business: Vertical Gradient Freeze (VGF), Liquid Encapsulated Czochralski (LEC), and Czochralski (CZ). Our core technologies include our proprietary VGF technique used to produce high quality crystals that are processed into compound substrates, and the technologies of our joint venture companies, which enable us to manufacture a range of products that are used in the manufacture of compound semiconductor substrates or can be sold as raw materials to third parties.

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

        The table below sets forth our products and selected applications:

Product	Applications
Substrates	Electronic		Opto-electronic
GaAs	•	Cellular phones	•	LEDs
	•	Direct broadcast television	•	Lasers
	•	High-performance transistors	•	Optical couplers
	•	Satellite communications
InP	•	Fiber optic communications	•	Lasers
	•	Satellite communications
	•	High-performance transistors
	•	Automotive collision avoidance radar
Ge	•	Satellite and terrestrial solar cells	•	Optical applications

        Substrates.    We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply GaAs substrates in two-, three-, four-, five- and six-inch diameters. We manufacture InP substrates in two-, three- and four-inch diameters, and Ge substrates in two- and four-inch diameters.

        Materials.    We participate in five joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2008 and 2007, sales of raw materials to parties other than us were approximately $17.2 million and $13.8 million, respectively, which comprised of all of these products.

        The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Accordingly, substrate manufacturers, including us, are continuing to shift production to larger wafers to reduce manufacturing costs.

Customers

        We sell our compound semiconductor substrates and materials worldwide. Our top revenue producing customers include:

•	Avago Technologies Manufacturing (Singapore) Pte. Ltd.	•	MCP UK	•	Sumitomo Chemical Co., Ltd.
•	Beijing Compound Crystal Technology Ltd.	•	Osram Opto Semiconductors GmbH	•	Tekcore Co., Ltd.
•	IQE, Inc.	•	Picogiga International SAS	•	Tokyo Supply Ltd., Japan
•	IQE RF, LLC	•	Recapture Metals Limited	•	Visual Photonics Epitaxy Co., Ltd.
•	MAC Japan	•	Richwin Co., Nanjing PRC	•	Xiamen Xinde Co., Ltd.
•	MBE Technology Pte. Ltd.	•	Sumika Epi Solution Co., Ltd.
•	MCP (Asia) Limited	•	Sumika Electronic Materials Co., Ltd.

        Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. IQE group (IQE, Inc., IQE RF, LLC, IQE (Europe) Limited, and MBE Technology Pte. Ltd.) represented 19% of revenue for the year ended December 31, 2008, one customer represented greater than 10% of revenue for the year ended December 31, 2007, totaling 12%, and two customers represented greater than 10% of revenue, totaling 16% and 13%, for the year ended December 31, 2006. Our top five customers represented 46% of our revenue for the year ended December 31, 2008, 40% of our revenue for the year ended December 31, 2007, and 42% of our revenue for the year ended December 31, 2006. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

        There have been no third party customers for our raw materials that account for greater than 10% of revenue from raw materials sales for the years ended December 31, 2008, 2007 and 2006. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements. Our raw materials customers include chemical companies; additionally, we sell raw materials to some of our competitors of our substrate business.

Manufacturing, Raw Materials and Supplies

        We believe that our results are partially due to our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the U.S. Although some of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, we expect to continue to improve our processes and increase the number of automated processes in 2009, despite some cutback on our capital budget. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit.

        We have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures and investments will be advantageous in procuring materials to support our growth and cost management goals. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, there may be shortages of certain key materials, such as gallium.

        These five joint ventures include three companies included in our consolidated financial statements as consolidated entities: Beijing JiYa Semiconductor Material Co., Ltd. (JiYa), Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei), and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu). Our ownership in JiYa is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our chief financial officer is chairman of the board, while our chief operating officer, and our president of joint venture operations are members of the board. Our former chief executive officer, formerly a member of this board of directors, resigned from this board on March 17, 2009. Our ownership of Jin Mei is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief operating officer is chairman of the board, while our president of joint venture operations is a member of the board. Our former chief executive officer, formerly a member of this board, resigned from this board on March 17, 2009. We have significant influence over management of BoYu, have a controlling financial interest of 70%, and have a majority control of the board. Our chief operating officer and our president of joint venture operations are members of the board. Our former chief executive officer has resigned as chairman of the board of BoYu effective March 17, 2009.

        Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies, are managed by local management and not by us. Decisions concerning their respective short term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management without input from us.

        JiYa is housed in and receives services from an affiliated aluminum plant and has in the past had, to source finished products from another independent third party supplier in order to meet customer supply obligations when operations of its affiliated aluminum plant have been suspended or curtailed, resulting in a loss of supplies to the joint venture. In addition, even when capacity has been fully utilized, JiYa has had to source finished products from an independent third party supplier when demand has exceeded the joint venture's capacity, and will continue to source finished products from this independent third party supplier, if it experiences supply shortages or if customer demand again exceeds its capacity.

        The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $3.7 million and $2.9 million as of December 31, 2008 and 2007, respectively. We own 25% of the ownership interests in each of these companies.

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

        International Sales.    International sales are an important part of our business. Sales to customers outside North America (primarily United States) accounted for 74% of our revenue in 2008, 80% of our revenue in 2007, and 71% of our revenue in 2006. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

        We also sell through our joint ventures raw materials including 4N, 6N, and 7N gallium, boron oxide, germanium, arsenic, germanium dioxide, paralytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements. Our joint ventures have their own separate sales force where they also sell direct to their own customers in addition to their supply of raw materials to us.

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

        Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including haze reduction, improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2008, we continued to spend some research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. We continue to work on issues related to surface quality, and expect that research and development in this area will continue in 2009.

        Research and development expenses were $2.2 million in 2008, compared with $1.7 million in 2007 and $2.4 million in 2006. Given the current economic climate, we expect our rate of expenditure on research and development costs in 2009 to remain flat while exploring other methods to grow our crystals and improve on haze reduction. Research and development at our joint ventures has been minimal.

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

        To date, we have been issued four patents that relate to our VGF products and processes, two U.S., one Japanese and one Chinese, which expire in 2016 (1st U.S.), 2017 (JP), 2018 (CN), and 2022 (2nd U.S.). We have three U.S. patent applications pending, fifteen foreign patent applications pending (in Patent Cooperation Treaty ("PCT")/national stage process) in Europe, Canada, China, Japan and South Korea which are based on our US patents or pertain to our VGF/related wafer manufacturing processes.

        In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms. If we are not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms and/or successfully prosecute or defend its position, our business, financial condition and results of operations could be materially and adversely affected.

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

Employees

        As of December 31, 2008, we had 1,120 employees including employees of our consolidating joint ventures, of whom 902 were principally engaged in manufacturing, 125 in sales and administration, and 93 in research and development. Of these employees, 39 are located in the U.S., and 1,081 in China. As of December 31, 2007, we had 1,057 employees, of whom 857 were principally engaged in manufacturing, 116 in sales and administration, and 84 in research and development. Of these employees, 38 were located in the U.S., and 1,019 in China.

        Some of our employees in China are represented by a union, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

        Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number at this address is (510) 683-5900. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

Risks Related to Our General Business

The operation of our business could be adversely affected by the departure of our Chief Executive Officer and the search for a permanent Chief Executive Officer.

        Our Chief Executive Officer has recently resigned as an officer and director of AXT, and we have not yet appointed anyone to act as an interim chief executive officer. Although we have commenced our search for a permanent Chief Executive Officer, it will take time to identify and hire a Chief Executive Officer. Mr. Jesse Chen, a member of the Board of Directors since 1998 and our Lead Independent Director, has been appointed Chairman of the Board as a result of Dr. Yin's resignation. Although our board of directors has agreed to provide additional support to our management during this transition, they are available to assist on a periodic basis only. While we do not believe that our business has been adversely affected by the departure of our Chief Executive Officer, it is important to our success that we appoint a permanent Chief Executive Officer. Our failure to manage this transition, or to find and retain an experienced Chief Executive Officer, could adversely affect the management of our business, our ability to compete effectively and our operating results.

Our common stock may be delisted from The Nasdaq Global Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

        Our common stock is listed on The Nasdaq Global Market. The bid price of our common stock has recently closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(a)(5). Although Nasdaq has suspended the requirement to comply with the minimum bid price through July 6, 2009, if Nasdaq reinstates the rule, and if following any such reinstatement, the bid price of our common stock remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Global Market.

        Any delisting from The Nasdaq Global Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The Nasdaq Global Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities, as well as the loss of liquidity for our stockholders.

Current global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

        Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which have deteriorated significantly in many countries and regions and may remain depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid-state illumination, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If the current market conditions continue to deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.

        In addition, the recent tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers' ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

        Our business and operating results have been significantly impacted by general economic conditions, and we expect to continue to experience significant adverse effects from the continued decline in worldwide markets and the overall economic difficulties. In recent months, the U.S. and global economy has experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns. Global market and economic conditions continue to be disruptive and volatile. The possible duration and severity of this adverse economic cycle is unknown. Although the Company remains well-capitalized and has not suffered any liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect the Company's liquidity, financial condition and profitability. A severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

        The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 5 to 20% per year depending on the product. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the current difficult economic environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

        We do not control the prices at which our joint venture companies sell their raw materials products to other third parties. However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our joint venture companies has in the past and may in the future sell raw materials at significantly reduced prices in order to gain volume sales, or sales to new customers. In such an event, our gross margin may be adversely impacted. In addition, one of our joint venture companies has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase net sales and operating results during industry downturns.

        The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve. A downturn can result in lower unit volumes and rapid erosion of average selling prices. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies' and their customers' products or a decline in general economic conditions. We have experienced these conditions in our business in the past and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations and the value of our business.

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

        We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter.

We depend on high utilization of our manufacturing capacity.

        An important factor in our success is the extent to which we are able to utilize the available capacity in our Beijing facility. As many of our costs are fixed, a reduction in capacity utilization, as well as changes in other factors such as reduced yield or unfavorable product mix, could reduce our profit margins and adversely affect our operating results. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities.

The Chinese Government has previously imposed manufacturing restrictions that, if imposed again in the future on our facilities, could materially and adversely impact our results of operations and our financial condition.

        The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and Paralympics, including a shut down of material transportation and power plants to clean the air. If, in the future, restrictions are imposed on our operations, our ability to meet customer demand or supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us, and could result in our customers supplying future needs from our competitors. Restrictions on material transport could limit our ability to transport our product, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase in inventory level, such as occurred during 2008. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

        A small number of substrate customers have historically accounted for a substantial portion of our total revenue. Our top five customers represented 46% of revenue for the year ended December 31, 2008, 40% of revenue for the year ended December 31, 2007, and 42% of revenue for the year ended December 31, 2006. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

        Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past three years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including TriQuint Semiconductors, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

        The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable and Sumitomo Electric, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to become profitable. We face many competitors that have a number of significant advantages over us, including:

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

        We have invested in five joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the three ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. Several of these ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these five ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, during 2008, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, ceased production for five weeks during the fourth quarter of 2008 as a result of supply shortage from the aluminum plant which had reduced production and halted operations due to dropping aluminum prices in the second half of 2008. Accordingly, in order to meet customer supply obligations, our joint venture had to source finished products from another independent third party supplier, resulting in low gross margin for the quarter. Our joint venture may in the future continue to experience shortages in supply from the aluminum plant, requiring it to again source finished products from a third party, adversely impacting our gross margins.

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

        The United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to a significant event that we cannot foresee. Since we perform all of our manufacturing operations in China, and a significant portion of our customers are located outside of the United States, terrorist activity or threats against U.S.-owned enterprise are a particular concern to us.

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

        We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China-manufactured products. In addition, we have in the past experienced quality problems with our China-manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more competitors. We have continued to experience some issues relating to haze reduction. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. We may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

        Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 74%, 80% and 71% of our total revenue for the years ended

December 31, 2008, 2007 and 2006, respectively. We expect that sales to customers outside the U.S., particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

An outbreak of contagious disease such as Severe Acute Respiratory Syndrome (SARS) or the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

        Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu may cause us to temporarily close our manufacturing operations. Similarly, if one of our key suppliers is required to close for an extended period, we might not have enough raw material inventory to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. None of our substrate competitors is as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share during that period, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

        A substantial percentage of our operating expenses are fixed in the short term, and we may be unable to adjust spending to compensate for an unexpected shortfall in revenue. As a result, any delay in generating revenue could cause our operating results to be below the expectations of market analysts or investors, which could also cause our stock price to fall.

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

        In addition, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or change of control, or changes in our management, which could adversely affect the market price of our common stock. The following are some examples of these provisions:

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

        For example, we are currently in negotiations to renew a cross-license entered into with Sumitomo Electric Industries, Ltd. in Japan in connection with the settlement of prior litigation. There can be no assurance that the cross-license expiring on December 31, 2008 will be renewed, or on terms acceptable to us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal properties as of February 28, 2009 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	27,760	Administration	Operating lease, expires November 2015
Beijing, China	31,000	Production and Administration	Owned
Beijing, China	31,000	Production	Owned
Beijing, China	32,000	Production	Owned
Beijing, China	16,000	Housing	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and	Owned
		Administration
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing Ji Ya Semiconductor Material, Co., Ltd., expires February 2011
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*

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

        The claims of a former employee, Steve X. Chen, that his employment termination was due to his race and national origin were resolved without cost to us.

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

	High	Low
2008
First Quarter	$7.20	$4.22
Second Quarter	$5.11	$4.11
Third Quarter	$4.76	$1.85
Fourth Quarter	$2.09	$0.86
2007
First Quarter	$5.45	$4.16
Second Quarter	$5.05	$3.53
Third Quarter	$6.20	$4.18
Fourth Quarter	$6.84	$3.83

        As of December 31, 2008, there were 88 holders of record of our common stock. Because many shares of AXT's common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

        We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock.

Issuer Purchases of Equity Securities

        During the years ended December 31, 2008 and 2007, we did not repurchase any shares of our common stock.

Comparison of Stockholder Return

        Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2003, and ending December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AXT, Inc., The NASDAQ Composite Index
And The NASDAQ Electronic Components Index

*
$100 invested on 12/31/03 in stock & index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
AXT, Inc.	100.00	50.80	68.81	151.77	199.36	43.41
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Electronic Components	100.00	78.30	84.93	79.38	92.16	47.68

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$73,075	$58,203	$44,445	$26,536	$35,454
Cost of revenue	55,115	37,942	31,709	24,337	35,705

Gross profit (loss)	17,960	20,261	12,736	2,199	(251)

Operating expenses:
Selling, general, and administrative	15,751	13,746	12,650	12,955	11,561
Research and development	2,164	1,699	2,351	1,723	1,479
Impairment (recovery of impairment) on assets held for sale	83	(481)	1,417	—	210
Restructuring charge (benefit)	—	—	(2)	836	1,308

Total operating expenses	17,998	14,964	16,416	15,514	14,558

Income (loss) from continuing operations	(38)	5,297	(3,680)	(13,315)	(14,809)
Interest income, net	513	704	443	516	262
Other income (expense), net	(141)	16	2,709	(910)	94

Income (loss) from continuing operations before provision (benefit) for income taxes	334	6,017	(528)	(13,709)	(14,453)
Provision (benefit) for income taxes	1,023	728	(1,454)	(950)	71

Income (loss) from continuing operations	(689)	5,289	926	(12,759)	(14,524)

Discontinued operations:
Gain (loss) from discontinued operations, net of tax	—	—	18	(59)	472
Gain from disposal, net of tax	—	—	—	603	419

Gain from discontinued operations, net of taxes	—	—	18	544	891

Net income (loss)	$(689)	$5,289	$944	$(12,215)	$(13,633)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.17	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of tax	—	—	—	0.02	0.04

Net income (loss)	$(0.03)	$0.17	$0.03	$(0.54)	$(0.60)

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.16	$0.03	$(0.56)	$(0.64)
Gain from discontinued operations, net of tax	—	—	—	0.02	0.04

Net income (loss)	$(0.03)	$0.16	$0.03	$(0.54)	$(0.60)

Shares used in per share calculations:
Basic	30,400	30,035	23,303	23,047	23,063
Diluted	30,400	31,348	24,600	23,047	23,063

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,566	$18,380	$16,116	$17,472	$12,117
Short-term investments	17,756	20,825	19,428	5,555	20,062
Working capital	66,836	75,350	66,359	36,347	46,141
Restricted deposits	3,013	6,700	7,150	7,450	8,215
Total assets	111,662	112,772	98,332	74,798	87,540
Long-term debt, net of current portion	496	6,250	6,839	7,420	7,880
Stockholders' equity	93,664	93,250	81,200	55,618	68,017

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

        We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. In the first quarter of 2004, we recorded a reserve for sales returns of $0.7 million related to our failure to follow certain testing requirements and provision of testing data and information to certain customers. This reserve was based on discussions with some of the affected customers and review of specific shipments. As of December 31, 2008, this reserve was zero since approximately $0.5 million had been utilized and approximately $0.2 million had been reversed to revenue in 2006 as we favorably resolved an outstanding matter with a customer.

Allowance for Doubtful Accounts

        We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We generally provide a 100% allowance for U.S. receivables in excess of 90 days and for foreign receivables in excess of 120 days. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit worthiness.

        As of December 31, 2006, our allowance for doubtful accounts was $0.1 million. During 2007, we increased this allowance by $0.3 million primarily for slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $0.4 million as of December 31, 2007. As of December 31, 2007, our accounts receivable balance was $12.1 million, which was net of an allowance for doubtful accounts of $0.4 million. As of December 31, 2008, our accounts receivable balance was $11.5 million, which was net of an allowance for doubtful accounts of $0.6 million. The increase of $0.2 million in allowance for doubtful accounts from prior year was mainly for one slow-paying customer in the United States in the amount of $0.4 million, offset by subsequent collections from an Asian customer in the amount of $0.2 million. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

        The allowance for sales returns is also deducted from gross accounts receivable. The total allowance deducted from gross accounts receivable as of December 31, 2008 and 2007 were $133,000 and $3,000, respectively.

Warranty Reserve

        We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2008 and 2007, accrued product warranties totaled $1.6 million and $1.0 million, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some customers as well as an increase in revenues. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

Inventory Valuation

        Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and adjust the carrying value of certain inventories based upon the age and quality of the product and the projections for sale of the completed products. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

        We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee's management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2008, 2007 or 2006.

Fair Value of Investments

        In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today's financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value.

        Level 1 instruments represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments does not require significant management judgment, and the estimation is not difficult. Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

  •
  Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.

  •
  Determining whether a market is considered active requires management judgment. Our assessment of an active market for our marketable debt instruments generally takes into consideration activity during each week of the one-month period prior to the valuation date of each individual instrument, including the number of days each individual instrument trades and the average weekly trading volume in relation to the total outstanding amount of the issued instrument.

  •
  Determining which model-derived valuations to use in determining fair value requires management judgment. When observable market prices for identical securities or similar securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data or pricing models, such as discounted cash flow models, with all significant inputs derived from or corroborated with observable market data.

        Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

        We evaluate the recoverability of property, plant and equipment, and intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset's fair value. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital, and specific appraisal in certain instances. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rate and terminal growth rates. Changes in these estimates could have a material adverse effect on the assessment of long-lived assets, thereby requiring us to write down the assets. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. The sale of the property was consummated in March 2008 and we recorded an $83,000 adjustment due to the final sales price of the property. We no longer have "Assets held for sale" on the consolidated balance sheet.

Stock Based Compensation

        We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. We account for stock based compensation costs in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123(R)"). Stock compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in the adoption of SFAS No. 123(R). Stock compensation expense recorded in cost of revenue, research and development, and selling, general and administrative expenses is the amortization of the fair value of share-based payments made to employees and members of our board of directors, primarily in the form of stock options and restricted stock (see Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

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

Income Taxes

        We account for income taxes in accordance with SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Results of Operations

Overview

        We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs) and indium phosphide (InP) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs) and lasers. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. During 2008, we continue to qualify our germanium substrates with satellite and terrestrial solar cell system manufacturers in the U.S. and Europe.

Continuing Operations

        We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People's Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. We also have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products.

        Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers and our business depends in part on worldwide economic conditions. The current period of severe recession being experienced by the United States and other key international economies, has been characterized by falling demand for a variety of goods and services, including those related to the semiconductor industry. These conditions have adversely affected the timing and volume of our customers' purchase of our products, particularly commencing with the fourth quarter of 2008, and delays in customer purchasing decisions is likely to continue to impact our results in the beginning of 2009. Should the worldwide economic downturn begin to lessen, and purchasing again increase, we believe that, demand for compound semiconductor substrates will also increase, and we believe that we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share if such improvements occur. However, the economic downturn in 2008 coupled with inventory overhang in the industry put pressure on our financial performance and will continue to have an impact on our results in 2009.

        While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future businesses in 2009. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. On July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interest under the terms of the revenue bond of approximately $6.4 million. Accordingly, all of our remaining obligations under the revenue bond have terminated and the related restricted deposits have been released. In September 2008, we obtained an express line of credit from our bank and drew down $3.0 million and classified the same amount as restricted deposits as of December 31, 2008. The proceeds from the express line of credit were used in operations. The $3.0 million restricted cash carries an annual interest rate of approximately 4% as of December 31, 2008. Also as of December 31, 2008, we had available cash, cash equivalents and short-term investments of $31.3 million, excluding restricted deposits.

        Dr. Philip C.S. Yin, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors, effective March 17, 2009. The Board of Directors has invested Wilson W. Cheung, the Company's Chief Financial Officer, with the responsibility of administering day-to-day operations. Mr. Cheung is expected to perform the functions of principal executive officer in addition to his function as Chief Financial Officer during this transition period, and pending the appointment of an interim chief executive officer to serve until a successor Chief Executive Officer is named.

        In addition, Mr. Jesse Chen, a director since 1998 and our Lead Independent Director, has been named non-executive Chairman of the Board of Directors.

Revenue

				2007 to 2008		2006 to 2007
	Year Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
($ in thousands)	2008	2007	2006		% Change		% Change
GaAs	$49,610	$40,219	$36,511	$9,391	23.3%	$3,708	10.2%
InP	1,935	1,916	1,705	19	1.0	211	12.4
Ge	4,248	2,225	909	2,023	90.9	1,316	144.8
Raw Materials	17,232	13,790	5,293	3,442	25.0	8,497	160.5
Other	50	53	27	(3)	(5.7)	26	96.3

Total revenue	$73,075	$58,203	$44,445	$14,872	25.6%	$13,758	31.0%

        Revenue increased by $14.9 million or 25.6%, to $73.1 million in 2008 from $58.2 million in 2007. Total GaAs substrate revenue increased $9.4 million, or 23.3%, to $49.6 million in 2008 from $40.2 million in 2007. Sales of 5 inch and 6 inch diameter GaAs substrates were $21.6 million in 2008 compared to $16.3 million in 2007. The net increase of $5.3 million was primarily due to our 6 inch supply agreement with IQE group which commenced in January 2008, partially offset by a small decline on 5 inch substrates due to lesser demand from one customer.

        Revenue increased by $13.8 million or 31.0%, to $58.2 million in 2007 from $44.4 million in 2006. Total GaAs substrate revenue increased $3.7 million, or 10.2%, to $40.2 million in 2007 from $36.5 million in 2006. Sales of 5 inch and 6 inch diameter GaAs substrates were $16.3 million in 2007 compared to $16.7 million in 2006. The decrease of $0.4 million in larger diameter substrate revenue was due to less than expected orders from a few handset market customers, inventory overhang and certain push-out of customer shipments particularly during the fourth quarter of 2008 due to the decline in overall worldwide market conditions.

        Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $28.0 million in 2008 compared to $23.9 million in 2007. The increase in revenue from smaller diameter substrates was primarily due to our supply agreement with IQE group on 4 inch diameter substrates which commenced in January 2008, offset by lesser demand for 2 inch substrates from several large semi-conducting customers as the economy softens in the second half of 2008. Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $23.9 million in 2007 compared with $19.7 million in 2006. The increase in revenue from smaller diameter substrates was generally due to the continued market growth of LED laser diodes and commercial epitaxy.

        InP substrate revenue increased by $19,000, or 1.0%, to $1.9 million in 2008 compared to $1.9 million in 2007 as the demand for specialized automotive applications and overall optical communications applications have remained flat. InP revenue increased by $211,000, or 12.4%, to $1.9 million in 2007 compared to $1.7 million in 2006. The increase in InP revenue was primarily due to a one-time sale of $251,000 indium scrap metal, while InP substrate revenue from customers in the optical networking industry decreased slightly. We do not expect significant near term changes in the InP market.

        Ge substrate revenue increased by $2.0 million, or 90.9%, to $4.2 million in 2008 from $2.2 million in 2007. The increase in germanium substrate revenue was due to the continuing increased demand for space and terrestrial based applications from our German and Chinese customers. Ge substrate revenue increased by $1.3 million, or 144.8%, to $2.2 million in 2007 from $0.9 million in 2006. The increase in Ge substrate revenue was mainly due to a customer in Germany who has now qualified our product, as demand for photovoltaic and opto-electronic applications continues to increase.

        Raw materials revenue increased by $3.4 million, or 25.0%, to $17.2 million in 2008 from $13.8 million in 2007 as a result of increased demand of 4N raw gallium. Raw materials revenue increased by $8.5 million, or 160.5%, to $13.8 million in 2007 from $5.3 million in 2006. The increase in raw materials revenue was primarily due to sales of gallium to new customers in Japan and Europe, and increased demand by a customer in North America as the demand for gallium increased, as well as an increase in sales prices of raw materials. Our raw materials business has increasingly become an important part of our business, both in terms of providing us protection against raw materials pricing increases and supply constraints. Since we are able to supply raw materials necessary for the production of our substrates at favorable prices, our ability to sell such materials in the open market, at market prices, also provides us with pricing protection. We expect to continue to expand our raw materials sales efforts. However, as our contracted supply of high purity gallium with an independent third party expired in December 2008, we expect to increase our needed supply from our joint ventures, resulting in less raw materials available for sale to third parties going forward, and we expect the percentage of revenue from sales of raw materials to remain flat or decline in 2009.

        One customer represented greater than 10% of our total revenue, totaling 19% for the year ended December 31, 2008, one customer represented greater than 10% of our total revenue, totaling 12% for the year ended December 31, 2007, and two customers represented greater than 10% of our total revenue, totaling 16% and 13% for the year ended December 31, 2006. Our top five customers represented 46%, 40%, and 42% of revenue for the years ended December 31, 2008, 2007, and 2006, respectively.

Revenue by Geographic Region

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
North America*	$19,181	$11,839	$13,029	$7,342	62.0%	$(1,190)	(9.1)%
% of total revenue	26%	20%	29%
Europe	14,524	9,930	8,365	4,594	46.3	1,565	18.7
% of total revenue	20%	17%	19%
Japan	14,685	13,280	3,347	1,405	10.6	9,933	296.8
% of total revenue	20%	23%	8%
Taiwan	7,806	9,329	7,647	(1,523)	(16.3)	1,682	22.0
% of total revenue	11%	16%	17%
Asia Pacific (excluding Japan and Taiwan)	16,879	13,825	12,057	3,054	22.1	1,768	14.7
% of total revenue	23%	24%	27%

Total revenue	$73,075	$58,203	$44,445	$14,872	25.5%	$13,758	31.0%

*
Primarily the United States.

        Sales to customers located outside of North America represented approximately 74%, 80%, and 71% of our revenue during 2008, 2007 and 2006, respectively.

        Revenue from customers located in North America increased by $7.3 million, or 62.0%, to $19.2 million in 2008 from $11.8 million in 2007. This increase in 2008 was primarily due to our 4 inch and 6 inch supply agreements with IQE group which commenced in January 2008. Our 4 inch and 6 inch supply agreements with IQE group has been renewed in December 2008, and expires in March 2010 for a total contract price of up to $14.3 million.

        Revenue from customers located in Europe increased by $4.6 million, or 46.3%, to $14.5 million in 2008 from $9.9 million in 2007. This increase resulted mainly from $2.9 million in increased sales of raw materials to customers in the United Kingdom, $0.7 million in increased sales to customers in Germany, which was mainly in Ge substrate sales, $0.6 million in increased sales of 6 inch diameter GaAs substrates to customers in France, and $0.4 million increase in 4N gallium sales to customers in the Netherlands.

        Revenue from customers in Japan increased by $1.4 million, or 10.6%, to $14.7 million in 2008 from $13.3 million in 2007. The increase mainly came from large diameter substrates amounting to $2.8 million, while raw material sales to existing customers decreased by approximately $1.4 million as customers' inventory level increased towards the end of 2008.

        Revenue from customers in Taiwan decreased by $1.5 million, or 16.3%, to $7.8 million in 2008 from $9.3 million in 2007. We had approximately $3.9 million less revenues from four existing small diameter LED customers in Taiwan, partially offset by a $2.4 million increase in revenues from a few customers, including a new LED customer.

        Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) increased by $3.1 million, or 22.1%, to $16.9 million in 2008 from $13.8 million in 2007. Of this increase, sales to customers in the PRC increased by $2.5 million due to an increase in demand for raw materials and substrates, and sales to customers in Korea increased by $0.3 million, while sales to customers in Malaysia and Singapore also increased by $0.3 million from a large customer.

Gross Margin

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Gross profit	$17,960	$20,261	$12,736	$(2,301)	(11.4)%	$7,525	59.1%
Gross Margin %	24.6%	34.8%	28.7%

        Gross margin decreased to 24.6% of total revenue in 2008 from 34.8% of total revenue in 2007. Gross margin in 2008 was positively impacted by sales of approximately $2.8 million of GaAs wafers that were previously written off. In addition to modest declines in average selling prices during 2008, the deterioration in our gross margin began in the third quarter of 2008 while the most significant drop in gross margin happened during the fourth quarter of 2008 when our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, ceased production for five weeks during the fourth quarter as a result of supply shortage of raw materials from the aluminum plant which had reduced production and halted operations due to falling aluminum prices in the second half of 2008. Accordingly, in order to meet customer supply obligations, our joint venture had to source finished products from another independent third party supplier, resulting in low gross margin for the quarter. Our joint venture has also sourced finished products from this independent third party supplier when demand has exceeded the joint venture's capacity, and will continue to source finished products from this independent third party supplier, despite lower gross margins, if it again experiences supply shortages or if customer demand again exceeds its capacity. In addition, gross margin was negatively impacted as a result of lower production volume (less overhead recoveries), higher warranty expense as a result of warranty reserves from certain customers resulting from our failure to meet specification requirements, and higher unfavorable variances due to lower yields from our GaAs production line. We expect gross margins to remain in the 20% range for 2009.

        Gross margin increased to 34.8% of total revenue in 2007 from 28.7% of total revenue in 2006. Gross margin in 2007 was positively impacted by sales of approximately $2.2 million of GaAs wafers that were previously written off. Product mix also contributed to higher gross margins as we sold InP scrap metal, as well as raw materials, both of which contributed higher gross margins. In addition, we had manufacturing equipment that has become fully depreciated since the third quarter of 2006, and the absence of depreciation expense for this equipment, partially offset by depreciation on property, plant and equipment additions, contributed approximately 2.5 percentage points to gross margin for the twelve months ended December 31, 2007.

Selling, General and Administrative Expenses

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Selling, general and administrative expenses	$15,751	$13,746	$12,650	2,005	14.6%	1,096	8.7%
% of total revenue	21.6%	23.6%	28.5%

        Selling, general and administrative expenses increased $2.0 million to $15.7 million for 2008 compared to $13.7 million for 2007. The increase was primarily due to (i) $1.1 million higher compensation and related expenses, (ii) $0.7 million higher rental expense as a result of our forfeiture of the rental deposit with the termination of an old lease, (iii) $0.3 million for increased health insurance and other insurance costs, (iv) $0.1 million for higher bank fees as we paid off the taxable revenue bond in July 2008, (v) $0.1 million for higher joint venture labor related and consulting costs, (vi) $0.1 million higher utility costs, and (vii) $0.1 million higher stock compensation expenses as a result of annual option grants, partially offset by (viii) $0.4 million lower legal expenses due to a refund from our insurance carrier, and (ix) $0.1 million lower bad debt expense as aging improved from collections.

        Selling, general and administrative expenses increased $1.1 million to $13.8 million for 2007 compared to $12.7 million for 2006. The increase was primarily due to (i) $0.6 million higher legal expenses in 2007, including $0.3 million paid by us in connection with the settlement of the securities class action lawsuit reached on April 24, 2007, offset by our receipt in 2006 of a $0.3 million refund from insurance, (ii) $0.5 million higher bad debt expenses, mainly from a $0.1 million increase to bad debt expense in 2007 for our slow-paying customers in Asia, compared to a $0.4 million bad debt recovery in 2006 following recovery of an expense in 2005 provided for an Asian customer, (iii) $0.4 million for increased consulting and audit fees for compliance with the Sarbanes-Oxley Act of 2002, (iv) $0.4 million for higher joint venture labor related costs, and (v) $0.2 million higher sales commission due to increased sales volume, partially offset by (vi) the absence in 2007 of $0.6 million decontamination fees on our property owned in Fremont, California incurred during 2006, (vii) $0.3 million sales compensation expenses given to customers as compensation for their epitaxial costs on defective wafers supplied to them, and (viii) $0.1 million reduced depreciation and other expenses.

Research and Development Expenses

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Research and development expenses	$2,164	$1,699	$2,351	$465	27.4%	$(652)	(27.7)%
% of total revenue	3.0%	2.9%	5.3%

        Research and development expenses increased $0.5 million, or 27.4%, to $2.2 million for 2008, from $1.7 million for 2007 mainly from increases of $0.3 million in salary and related costs as a result of the appointment of our chief technology officer since late 2007 and increases of approximately $0.2 million in new product testing costs.

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

        Given the current economic climate, we expect our rate of expenditure on research and development costs in 2009 to remain flat.

Impairment (recovery of impairment) on Assets Held for Sale, and Restructuring Charges (Benefit)

						2006 to 2007		2006 to 2007
	Years Ended Dec. 31,
						Increase (Decrease)		Increase (Decrease)
	2008		2007		2006		% Change		% Change
	($ in thousands)
Impairment (recovery of impairment) on assets held for sale		$83		$(481)	$1,417	$564	117.3%	$(1,898)	(133.9)%
% of total revenue		0.1%		(0.8)%	3.2%
Restructuring charge (benefit)	$		$		$(2)	N/A	N/A	$2	NM
% of total revenue		—%		—%	0.0%

NM:
percentage not meaningful

        In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. The sale of the property was consummated in March 2008 and we recorded an $83,000 impairment charge due to the final sales price of the property.

        During 2007 and 2008, we had no restructuring charges. In 2006, we recognized a $2,000 benefit related to an adjustment to a prior accrual.

Interest Income, Net

				2006 to 2007		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Interest income, net	$513	$704	$443	$(191)	(27.1)%	$261	58.9%
% of total revenue	0.7%	1.2%	1.0%

        Interest income, net decreased $0.2 million to $0.5 million for 2008 from $0.7 million for 2007 as a result of lower balances of our cash and investments used in operations, and lower interest rate yields compared to 2007.

        Interest income, net increased $0.3 million to $0.7 million for 2007 from $0.4 million for 2006 as a result of higher balances of our investments which came from the net proceeds of our public offering of common stock, completed in December 2006 and January 2007.

Other Income and (Expense), Net, and Minority Interests

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Other income and (expense), net	$1,290	$1,912	$3,672	$(622)	(32.5)%	$(1,760)	(47.9)%
% of total revenue	1.8%	3.3%	6.1%
Minority interests	$(1,431)	$(1,896)	$(963)	$465	24.5%	$(933)	(96.9)%
% of total revenue	(2.0)%	(3.3)%	(2.2)%

        Other income and expense, net, was $1.3 million in 2008 compared to other income and expense, net, of $1.9 million in 2007. Other income, net was $1.3 million for 2008 primarily due to a realized gain of $0.4 million on the sale of investments and other income, and investment gains of $0.9 million from our minority-owned non-consolidated joint ventures.

        Other income and expense, net, was $1.9 million in 2007 compared to other income and expense, net, of $3.7 million in 2006. Other income, net was $1.9 million for 2007 primarily due to a realized gain of $1.0 million on the sale of investments, investment gains of $0.9 million from our minority-owned non-consolidating joint ventures, receipt of $0.3 million mainly comprised of insurance proceeds and sale of fully depreciated assets, partially offset by a $0.3 million expense for foreign exchange losses primarily related to the Japanese yen.

        Minority interest in earnings of consolidated subsidiaries for the years ended December 31, 2008, 2007, and 2006 were ($1.4) million ($1.9) million, and ($1.0) million, respectively. The decrease in minority interest from 2007 to 2008 was due to the overall decrease in profitability from our majority-owned consolidated subsidiaries, particularly our gallium joint venture in China. The increase in minority interest from 2006 to 2007 was due to the increase in profitability from our majority-owned consolidated subsidiaries as they had benefited from increased sales due to increased capacity.

Provision (benefit) for Income Taxes

				2007 to 2008		2006 to 2007
	Years Ended Dec. 31,
				Increase (Decrease)		Increase (Decrease)
	2008	2007	2006		% Change		% Change
	($ in thousands)
Provision (benefit) for income taxes	$1,023	$728	$(1,454)	$295	40.5%	$2,182	150.1%
% of total revenue	1.4%	1.3%	3.3%

        Provision for income taxes for 2008 was $1.0 million, which was related to our foreign subsidiaries. The increase in provision for income taxes from 2007 to 2008 was due to the phasing out of Chinese tax holidays from some of our consolidated subsidiaries beginning 2008. Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $54.4 million in 2008, $53.7 million in 2007, and $49.9 million in 2006.

        Provision for income taxes for 2007 was $728,000, which was related to our foreign subsidiaries. In 2005, the Internal Revenue Service closed its examination of our tax return for the 2002 tax year, including the calculation of our 1999 and 2000 net operating loss carry back. As a result, we reversed approximately $2.1 million of income tax payable accrued for potential exposures relating to 2006. This amount is shown as a benefit for income taxes in 2006.

Gain from Discontinued Operations

				2007 to 2008		2006 to 2007
	Years Ended December 31,
				Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2008	2007	2006
	($ in thousands)
Gain from discontinued operations, net of tax	$—	$—	$18	N/A	N/A	$(18)	NM

NM: percentage not meaningful

        In the first quarter of 2007, we dissolved the corporation that previously operated our discontinued operations and transferred the cash balance to our continuing operations. Accordingly, we no longer have discontinued operations. In 2006, we recorded $18,000 in interest income on cash balances held in discontinued operations.

Liquidity and Capital Resources

	Years Ended December 31,
	2008	2007	2006
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(5,717)	$1,320	$(10,263)
Investing activities	3,832	(3,514)	(15,809)
Financing activities	(3,522)	3,924	24,248
Effect of exchange rate changes	593	534	468

Net change in cash and cash equivalents	(4,814)	2,264	(1,356)
Cash and cash equivalents—beginning period	18,380	16,116	17,472

Cash and cash equivalents—end of period	13,566	18,380	16,116
Short-term investments—end of period	17,756	20,825	19,428

Total cash, cash equivalents and short-term investments	$31,322	$39,205	$35,544

        We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Also historically included in short-term investments was our investment in common stock of Finisar Corporation, a United States publicly-traded company (Nasdaq: FNSR). During 2006 we sold all of our shares of common stock of Finisar Corporation generating net proceeds of $4.4 million and recorded a gain of $3.3 million, which was included in other income (expense). In December 2006 and January 2007, we generated approximately $29 million in total proceeds as a result of our follow-on stock offering, and we utilized some of the proceeds in 2007 and 2008 mainly for working capital purposes. As of December 31, 2008, our principal sources of liquidity were $31.3 million in cash and cash equivalents and short-term investments, excluding restricted deposits.

        Cash and cash equivalents and short-term investments, decreased $7.9 million to $31.3 million as of December 31, 2008 from $39.2 million as of December 31, 2007. The combined decrease in cash and cash equivalents and short-term investments was primarily due to the use of net cash in operating activities of $5.7 million, and net cash used in financing activities of $3.5 million, partially offset by net cash provided by investing activities of $3.8 million, and $0.6 million for the effects of exchange rate changes.

        Net cash used in operating activities of $5.7 million for 2008 was primarily comprised of our net loss of $0.7 million, adjusted for non-cash items of depreciation of $2.2 million, stock-based compensation of $0.6 million, a $0.1 million charge for impairment on assets held for sale, partially offset by a realized gain on sale of investments of $0.3 million and offset by a net increase of $7.6 million in assets and liabilities. The $7.6 million net increase in assets and liabilities primarily resulted from a $10.0 million increase in inventories, a $0.6 million decrease in other long-term liabilities, a $0.3 million decrease in income taxes payable and a $0.1 million increase in other assets, partially offset by a $2.2 million increase in accounts payable, a $0.8 million decrease in accounts receivable, and a $0.5 million decrease in prepaid expenses. Inventories, net, increased by $10.0 million, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

        Net cash provided by operating activities of $1.3 million for 2007 was primarily comprised of our net income of $5.3 million, adjusted for non-cash items of depreciation of $1.5 million, stock-based compensation of $0.5 million, partially offset by a realized gain on sale of investments of $1.0 million, a recovery of impairment on assets held for sale of $0.5 million, and by a net increase of $4.4 million in assets and liabilities. The net increase in assets and liabilities of $4.4 million resulted from a $4.3 million increase in inventories, net, a $2.4 million increase in accounts receivable, net, and a $0.9 million increase in other assets, partially offset by a $1.0 million increase in other long-term liabilities, primarily minority interests, a $0.9 million increase in accrued liabilities, primarily for warranty reserves and accounting fees, a $0.6 million decrease in prepaid expenses, primarily for insurance premiums, a $0.5 million increase in accounts payable, and a $0.2 million increase in income taxes payable.

        Net cash provided by investing activities of $3.8 million for the year ended December 31, 2008 was primarily from the proceeds from the sale of investments of $24.5 million, proceeds from sale of assets held for sale of $5.1 million and the decrease of restricted cash of $3.7 million, partially offset by the purchase of investments totaling $22.6 million, and the purchase of property, plant and equipment of $6.8 million.

        Net cash used in investing activities of $3.5 million for the year ended December 31, 2007 included net purchases of investment securities totaling $0.3 million, net purchases of property and equipment of $3.7 million, partially offset by a decrease in our restricted deposits of $0.5 million.

        In 2008 we expanded capacity at our China facilities. In 2009, we expect to invest up to approximately $3.7 million in other projects at our China facilities, having decided to delay certain other expansion activities as a result of the impact of the current worldwide economic conditions.

        Net cash used in financing activities of $3.5 million for the year ended December 31, 2008 consisted of a payment of $6.7 million related to long term debt, partially offset by $3.0 million from the proceeds of a line of credit and $0.2 million from the proceeds from the exercise of employee stock options.

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

Contractual Obligations

        As of December 31, 2008, the credit facility maintained by us with a bank included a line of credit with an outstanding amount of $3.0 million. We have pledged the same amount in cash as collateral for this facility. Accordingly, $3.0 million of our cash and short-term investments are restricted.

        We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year's rent. Total rent expenses under these operating leases were approximately $1.7 million (including a $0.7 million forfeiture of rental deposit in terminating the old lease), $0.5 million and $0.9 million for years ended December 31, 2008, 2007 and 2006, respectively.

        The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$3,013	$3,013	$—	$—	$—
Tenant improvement loan	569	73	155	167	174
Operating leases	2,017	294	575	562	586

Total	$5,599	$3,380	$730	$729	$760

Selected Quarterly Results of Operations

        The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2008. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Revenue	$15,646	$17,863	$19,932	$19,634	$17,564	$14,474	$13,639	$12,526
Cost of revenue	14,888	13,326	13,488	13,413	12,270	9,944	8,607	7,121

Gross profit	758	4,537	6,444	6,221	5,294	4,530	5,032	5,405

Operating expenses:
Selling, general and administrative	3,605	4,901	3,578	3,667	3,218	3,082	3,743	3,703
Research and development	529	562	569	504	508	383	348	460
Impairment (recovery of impairment) on assets held for sale	—	—	—	83	—	—	(481)	—

Total operating expenses	4,134	5,463	4,147	4,254	3,726	3,465	3,610	4,163

Income (loss) from operations	(3,376)	(926)	2,297	1,967	1,568	1,065	1,422	1,242
Interest income, net	80	68	241	124	153	102	225	224
Other income and (expense), net	576	21	(1,166)	428	455	(156)	(272)	(11)

Income (loss) before provision (benefit) for income taxes	(2,720)	(837)	1,372	2,519	2,176	1,011	1,375	1,455
Provision (benefit) for income taxes	(349)	177	635	560	302	153	162	111

Net income (loss)	$(2,371)	$(1,014)	$737	$1,959	$1,874	$858	$1,213	$1,344

Income (loss) per share—basic	$(0.08)	$(0.03)	$0.02	$0.06	$0.06	$0.03	$0.04	$0.04

Income (loss) per share—diluted	$(0.08)	$(0.03)	$0.02	$0.06	$0.06	$0.03	$0.04	$0.04

Shares used in computing income (loss) per share—basic	30,434	30,455	30,421	30,367	30,337	30,150	29,943	29,798

Shares used in computing income (loss) per share—diluted	30,434	30,455	31,562	31,585	31,550	31,464	31,142	31,324

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applicable beginning with our fiscal 2009. The impact of the adoption of SFAS 141(R) on our results of operations and financial position will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

        On October 10, 2008, the FASB issued FSP No. 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"), to clarify the application of SFAS 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157 and is effective upon issuance. We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.

        In various areas, including revenue recognition, stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB's Emerging Issues Task Force continue to address revenues, stock option accounting related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

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

        We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of December 31, 2008 and 2007, we had no outstanding commitments with respect to foreign exchange contracts.

        During 2008, we recorded a net realized foreign exchange gain of $2,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2008, we recorded unrealized foreign currency gains of $1.8 million, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

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

Interest Rate Risk

        Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2008	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$13,385	0.50%	$67	$60	$74
Cash equivalents	181	1.74	3	3	3
Investment in debt and equity instruments	20,769	4.61	957	862	1,053
Line of credit	(3,013)	1.58	(48)	(43)	(52)
Tenant improvement loan	(569)	4.00	(23)	(20)	(25)

			$957	$862	$1,053

        The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities. As of December 31, 2008, we have approximately $22.3 million in principal protected notes with Citicorp Smith Barney with a fair value of approximately $20.8 million. We expect to decrease our exposure to Citicorp Smith Barney as these principal protected notes come due and the underlying assets are placed into diversified securities.

        We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Four customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2008 one at 34%, two at 11%, and one at 10%, respectively. Four customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2007 one at 17%, one at 13% and two at 10%, respectively.

Equity Risk

        We maintain minority investments in privately-held companies. These investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2008 and 2007, the minority investments totaled $0.4 million for both years.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 59, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption "Selected Quarterly Results of Operations" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated by reference here.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        Evaluation of disclosure controls and procedures.    Disclosure controls and procedures are those controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

        As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer and other management. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide a reasonable level of assurance that the financial information we are required to disclose in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported accurately within the time periods specified in the SEC's rules and forms.

  Management's report on internal control over financial reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

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

        Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Burr, Pilger & Mayer LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

        Changes in internal control over financial reporting.    There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AXT, Inc.

        We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 31, 2009

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

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned "Information About our Board of Directors" in the Proxy Statement. The information with respect to our executive officers, is incorporated by reference to the information contained in the section captioned "Executive Officers" in the Proxy Statement. Information with respect to Items 405 of Regulation S-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance." There will be no disclosure under Item 407(c)(3). Information with respect to Items 407(d)(4) and 407(d)(5) is incorporated by reference to the information contained in the sections of the Proxy Statement captioned "Corporate Governance—Committees of the Board of Directors."

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

Item 11.    Executive Compensation

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2009, under the section entitled "Executive Compensation and Other Matters."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2009, under the section entitled "Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information."

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item will be set forth in the Proxy Statement for the 2009 Annual Meeting of Stockholders under the headings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference to information set forth in our definitive Proxy statement to be filed in connection with our annual meeting of stockholders to be held on May 26, 2009, under the section entitled "Principal Accounting Firm Fees."

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AXT, Inc.

        We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Burr, Pilger & Mayer LLP

San Jose, California
March 31, 2009

AXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$13,566	$18,380
Short-term investments	17,756	20,825
Accounts receivable, net of allowances of $663 and $379 as of December 31, 2008 and 2007, respectively	11,497	12,149
Inventories	35,082	24,781
Prepaid expenses and other current assets	3,131	3,569
Assets held for sale	—	5,140

Total current assets	81,032	84,844
Property, plant and equipment, net	22,184	15,986
Restricted deposits	3,013	6,700
Other assets	5,433	5,242

Total assets	$111,662	$112,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,657	$4,328
Accrued liabilities	1,967	2,330
Accrued compensation and related charges	764	966
Accrued product warranty	1,640	1,030
Line of credit	3,013	—
Current portion of long-term debt	73	450
Income taxes payable	82	390

Total current liabilities	14,196	9,494
Long-term debt, net of current portion	496	6,250
Other long-term liabilities	3,306	3,778

Total liabilities	17,998	19,522

Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2008 and 2007	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 30,513 and 30,358 shares issued and outstanding as of December 31, 2008 and 2007, respectively	30	30
Additional paid-in-capital	186,754	185,949
Accumulated deficit	(99,232)	(98,543)
Other comprehensive income	2,580	2,282

Total stockholders' equity	93,664	93,250

Total liabilities and stockholders' equity	$111,662	$112,772

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Revenue	$73,075	$58,203	$44,445
Cost of revenue	55,115	37,942	31,709

Gross profit	17,960	20,261	12,736

Operating expenses:
Selling, general, and administrative	15,751	13,746	12,650
Research and development	2,164	1,699	2,351
Impairment (recovery) on assets held for sale	83	(481)	1,417
Restructuring benefit	—	—	(2)

Total operating expenses	17,998	14,964	16,416

Income (loss) from continuing operations	(38)	5,297	(3,680)
Interest income, net	513	704	443
Minority interests	(1,431)	(1,896)	(963)
Other income, net	1,290	1,912	3,672

Income (loss) from continuing operations before provision (benefit) for income taxes	334	6,017	(528)
Provision (benefit) for income taxes	1,023	728	(1,454)

Income (loss) from continuing operations	(689)	5,289	926

Discontinued operations:
Gain from discontinued operations, net of tax	—	—	18

Gain from discontinued operations, net of tax	—	—	18

Net income (loss)	$(689)	$5,289	$944

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.17	$0.03
Gain from discontinued operations, net of tax	—	—	—

Net income (loss)	$(0.03)	$0.17	$0.03

Shares used in computing basic net income (loss) per share	30,400	30,035	23,303

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.16	$0.03
Gain from discontinued operations, net of tax	—	—	—

Net income (loss)	$(0.03)	$0.16	$0.03

Shares used in computing diluted net income (loss) per share	30,400	31,348	24,600

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Common Stock
	Preferred Stock
					Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)		Comprehensive Income/(loss)
	Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance as of December 31, 2005	883	$3,532	22,977	$23	$155,441	$(104,776)	$1,398	$55,618	$(12,409)
Common stock options exercised			284		556			556
Stock-based compensation					822			822
Issuance of common stock, net of stock issuance costs of $1,752			5,750	6	24,117			24,123
Comprehensive income:
Net income						944		944	$944
Change in unrealized (loss) gain on marketable securities							(1,331)	(1,331)	(1,331)
Currency translation adjustment							468	468	468

Balance as of December 31, 2006	883	3,532	29,011	29	180,936	(103,832)	535	81,200	$81

Common stock options exercised			461		902			902
Stock-based compensation					498			498
Issuance of common stock, net of stock issuance costs of $60			863	1	3,613			3,614
Issuance of common stock in the form of restricted stock			23
Comprehensive income:
Net income						5,289		5,289	$5,289
Change in unrealized (loss) gain on marketable securities							(3)	(3)	(3)
Currency translation adjustment							1,750	1,750	1,750

Balance as of December 31, 2007	883	3,532	30,358	30	185,949	(98,543)	2,282	93,250	$7,036

Common stock options exercised			92		171			171
Stock-based compensation					634			634
Issuance of common stock in the form of restricted stock			63
Comprehensive loss:
Net loss						(689)		(689)	$(689)
Change in unrealized (loss) gain on marketable securities							(1,533)	(1,533)	(1,533)
Currency translation adjustment							1,831	1,831	1,831

Balance as of December 31, 2008	883	$3,532	30,513	$30	$186,754	$(99,232)	$2,580	$93,664	$(391)

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(689)	$5,289	$944
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	2,194	1,473	2,625
Amortization (accretion) of marketable securities premium/discount	(9)	(52)	(79)
Stock-based compensation	634	498	822
Impairment (recovery of impairment) on assets held for sale	83	(481)	1,417
Realized gain on sale of investments	(326)	(1,028)	(3,301)
Loss (gain) on disposal of property, plant and equipment	8	(16)	115
Changes in assets and liabilities:
Accounts receivable, net	805	(2,351)	(4,432)
Inventories	(10,047)	(4,269)	(4,107)
Prepaid expenses	544	591	(2,184)
Other assets	(135)	(874)	(466)
Accounts payable	2,162	461	694
Accrued liabilities	4	893	(640)
Income taxes	(312)	188	(2,317)
Other long-term liabilities	(633)	998	646

Net cash provided by (used in) operating activities	(5,717)	1,320	(10,263)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,788)	(3,706)	(4,458)
Proceeds from disposal of property, plant and equipment	5	62	173
Purchases of marketable securities	(22,624)	(36,105)	(27,346)
Proceeds from sale of marketable securities	24,495	35,785	15,522
Proceeds from sale of assets held for sale	5,057	—	—
Decrease in restricted deposits	3,687	450	300

Net cash provided by (used in) investing activities	3,832	(3,514)	(15,809)

Cash flows from financing activities:
Proceeds from issuance of common stock	171	4,516	24,679
Proceeds from line of credit	3,013	—	—
Long-term debt payments	(6,706)	(592)	(431)

Net cash provided by (used in) financing activities	(3,522)	3,924	24,248

Effect of exchange rate changes	593	534	468

Net increase (decrease) in cash and cash equivalents	(4,814)	2,264	(1,356)
Cash and cash equivalents at the beginning of the year	18,380	16,116	17,472

Cash and cash equivalents at the end of the year	$13,566	$18,380	$16,116

Supplemental disclosures:
Interest paid	$227	$382	$372
Income taxes paid	$1,492	$483	$1,978
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired through the issuance of debt	$575	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

        AXT, Inc. ("AXT", "we," "us," and "our" refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through five joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide. AXT's ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the three ventures in which we own a majority or controlling share and employ equity accounting for the two joint ventures in which we have a 25 percent interest. We purchase the materials produced by these ventures for our use and sell other portions of their production to third parties.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

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

Reclassifications

        Certain reclassifications have been made to the prior years' consolidated financial statements to conform to current year presentation. These reclassifications had no impact on previously reported total assets, stockholders' equity or net income (loss).

Foreign Currency Translation

        The functional currencies of our Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in other income, net for the periods presented.

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

Accounting for Sales Taxes in Net Revenues

        We report sales taxes collected on sales of our products as a component of net revenues and as accrued liabilities on our consolidated balance sheets. The amount is immaterial for fiscal years 2008, 2007 and 2006.

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

        Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities with high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. As of December 31, 2008, we have approximately $22.3 million in principal protected notes with Citicorp Smith Barney, which had a fair value of approximately $20.8 million.

        We perform ongoing credit evaluations of our customers' financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer represented greater than 10% of revenue for the year ended December 31, 2008, totaling 19%, one customer represented greater than 10% of revenue for the year ended December 31, 2007, totaling 12%, while two customers represented greater than 10% of revenue, totaling 16% and 13%, for the year ended December 31, 2006. Our top five customers represented 46% of revenue for the year ended December 31, 2008, 40% of revenue for the year ended December 31, 2007, and 42% of revenue for the year ended December 31, 2006. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future. Four customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2008 at 34%, 11%, 11% and 10%, respectively. Four customers each accounted for 10% or more of our trade accounts receivable balance as of December 31, 2007 at 17%, 13%, 10% and 10%, respectively.

Cash Equivalents and Short-Term Investments

        We classify our investments in debt and equity securities as available-for-sale securities as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders' equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

        We maintain in restricted deposits an amount equal to the amount of the line of credit withdrawn.

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

        As of December 31, 2006, our allowance for doubtful accounts was $0.1 million. During 2007, we increased this allowance by $0.3 million primarily for slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $0.4 million as of December 31, 2007. As of December 31, 2007, our accounts receivable balance was $12.1 million, which was net of an allowance for doubtful accounts of $0.4 million. As of December 31, 2008, our accounts receivable balance was $11.5 million, which was net of an allowance for doubtful accounts of $0.6 million. The increase of $0.2 million in allowance for doubtful accounts from prior year was mainly for one slow-paying customer in the United States in the amount of $0.4 million, offset by subsequent collections from an Asian customer in the amount of $0.2 million. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

        The allowance for sales returns is also deducted from gross accounts receivable. Our allowance for sales returns was $48,000 as of December 31, 2006. During 2007, we utilized $45,000 resulting in the allowance for sales returns of $3,000 as of December 31, 2007. During 2008, we charged an additional $130,000 in sales returns resulting in the allowance for sales returns of $133,000 as of December 31, 2008.

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

Impairment of Long-Lived Assets

        We evaluate the recoverability of property, plant and equipment, and intangible assets with definite lives in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." When events and circumstance indicate that long-lived assets may be impaired, management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset's fair value. In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. The sale of the property was consummated in March 2008 and we recorded an $83,000 impairment charge due to the final sales price of the property. We no longer have "Assets held for sale" on the consolidated balance sheet.

Segment Reporting

        Our business is conducted in a single operating segment. Our principal executive officer reviews a single set of financial data that encompasses our entire operations for purposes of making operating decisions and assessing financial performance. Our principal executive officer manages our Company based primarily on broad functional categories of sales, manufacturing, product development and engineering and marketing and strategy. While we obtain financial statements from all of our joint ventures in order to prepare our consolidated financial statements, we do not review them either individually or in the aggregate when making operating decisions for our business. We manage the Company on a consolidated basis with a review of revenue by product. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate three of the joint ventures we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment.

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

Stock-Based Compensation

        We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans. We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite service period of the award. All of the Company's stock compensation is accounted for as an equity instrument. The provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption which was January 1, 2006. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

        We recorded $634,000, $498,000 and $822,000 in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. We elected not to capitalize any stock-based compensation to inventory as of January 1, 2007 when the provisions of SFAS 123(R) were initially adopted. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$53	$53	$96
Selling, general and administrative	467	360	539
Research and development	114	85	187

Total stock-based compensation	634	498	822
Tax effect on stock-based compensation	—	—	—

Net effect on net income	$634	$498	$822

Shares used in computing basic net income per share	30,400	30,035	23,303

Shares used in computing diluted net income per share	30,400	31,348	24,600

Effect on basic net income per share	$(0.02)	$(0.02)	$(0.04)
Effect on diluted net income per share	$(0.02)	$(0.02)	$(0.03)

        As of December 31, 2008, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $1.1 million, net of estimated forfeitures of $139,000. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.79 years and will be adjusted for subsequent changes in estimated forfeitures. As of December 31, 2007, the total compensation cost related to unvested stock-based awards granted to employees under our stock option plans but not yet recognized was approximately $1.5 million, net of estimated forfeitures of $53,000. This cost is being amortized on a straight-line basis over a weighted-average period of approximately 2.55 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of December 31, 2008 and 2007, as the amounts are not significant.

        We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The weighted-average grant date fair value of our stock options granted to employees during 2008, 2007, and 2006 was $0.77, $2.60, and $2.89 per share, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	2.30%	3.11%	4.7%
Expected life (in years)	4.0	3.9	3.9
Dividend yield	—	—	—
Estimated forfeitures	4.3%	5.7%	12.4%
Volatility	60.5%	59.8%	78.2%

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

Research and Development

        Research and development costs consist primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing and are expensed as incurred.

Advertising Costs

        Advertising costs, included in selling, general and administrative, are expensed as incurred. Advertising costs for the years ended December 31, 2008, 2007, and 2006 were $76,000, $75,000 and $52,000, respectively.

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

	As of December 31,
	2008	2007
Accumulated other comprehensive income:
Unrealized loss on investments, net	$(1,579)	$(46)
Cumulative translation adjustment	4,159	2,328

	$2,580	$2,282

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. The partial adoption of SFAS 157 as of January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting to many financial instruments and certain other items. The fair value option is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", ("SFAS 141R"). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applicable beginning with our fiscal 2009. The impact of the adoption of SFAS 141(R) on our results of operations and financial position will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Based on our current operations, we do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position or results of operations.

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our consolidated financial position, results of operations or cash flows.

        On October 10, 2008, the FASB issued FSP No. 157-3 ("FSP 157-3"), "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP 157-3"), to clarify the application of SFAS 157 in a market that is not active, providing an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurement in accordance with SFAS 157 and is effective upon issuance. We have determined there is no impact from adopting the provisions of FSP 157-3 on our consolidated financial position, results of operations or cash flows.

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

        Our consolidated financial statements have been presented to reflect the opto-electronics business as a discontinued operation for all periods presented. Operating results of the discontinued operation are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenue	$—	$—	$—
Cost of revenue	—	—	—

Gross profit	—	—	—

Operating expenses:
Selling, general and administrative	—	—	—

Total operating expenses	—	—	—

Gain from operations	—	—	—
Other income, net	—	—	18

Gain from discontinued operations before gain on disposal	—	—	18
Gain on disposal	—	—	—

Net gain from discontinued operations	$—	$—	$18

        The carrying value of the assets and liabilities of the discontinued opto-electronics business is zero.

Note 3. Cash, Cash Equivalents and Investments

        Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$13,385	$—	$—	$13,385	$10,818	$—	$—	$10,818

Cash equivalents:
Money market fund	181	—	—	181	7,562	—	—	7,562
US Treasury and agency securities	—	—	—	—	—	—	—	—

Total cash equivalents	181	—	—	181	7,562	—	—	7,562

Total cash and cash equivalents	13,566	—	—	13,566	18,380	—	—	18,380

Investments:
US Treasury and agency securities	—	—	—	—	1,400	—	—	1,400
Asset-backed securities	—	—	—	—	3,820	—	(77)	3,743
Commercial paper	—	—	—	—	3,300	—	(115)	3,185
Corporate bonds	22,348	—	(1,579)	20,769	19,051	260	(114)	19,197

Total investments	22,348	—	(1,579)	20,769	27,571	260	(306)	27,525

Total cash, cash equivalents and investments	$35,914	$—	$(1,579)	$34,335	$45,951	$260	$(306)	$45,905

Contractual maturities on investments:
Due within 1 year	$4,060			$3,822	$2,050			$2,050
Due after 1 through 5 years	18,286			16,947	25,521			25,475

	$22,346			$20,769	$27,571			$27,525

        The investments include $3.0 million and $6.7 million recorded as restricted deposits on the consolidated balance sheets as of December 31, 2008 and 2007. The $3.0 million restricted deposit was a drawdown of our line of credit facility, with an annual interest rate of approximately 4% as of December 31, 2008.

        We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the year ended December 31, 2008, we had $0.3 million of gross realized gains on sales of our available-for-sale securities. For the year ended December 31, 2007, we had $1.0 million of gross realized gains on sales of our available-for-sale securities.

        The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during 2008. We have determined that the gross unrealized losses on our available-for-sale securities as of December 31, 2008 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table provides a breakdown of our available-for-sale securities with unrealized losses as of December 31, 2008 and 2007 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2008	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Asset-backed securities	$—	$—	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	—
Corporate bonds	17,583	(1,365)	3,186	(214)	20,769	(1,579)

Total in loss position	$17,583	$(1,365)	$3,186	$(214)	$20,769	$(1,579)

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2007	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
US Treasury and agency securities	$3,743	$(77)	$—	$—	$3,743	$(77)
Asset-backed securities	3,185	(115)	—	—	3,185	(115)
Corporate bonds	13,286	(114)	—	—	13,286	(114)

Total in loss position	$20,214	$(306)	$—	$—	$20,214	$(306)

Investments in Privately-held Companies

        We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). As of December 31, 2008 and December 31, 2007, our investments in unconsolidated privately-held companies had a carrying value of $4.1 million and $3.3 million, respectively, and are included in "other assets" in the condensed consolidated balance sheets.

Fair Value Measurements

        On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

        The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of December 31, 2008 (in thousands):

	Balance as of December 31, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Money market fund	$181	$181	$—
Corporate bonds	20,769	—	20,769

Total	$20,950	$181	$20,769

Liabilities	$—	$—	$—

        Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

        Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during 2008.

Note 4. Inventories, Net

        The components of inventory are summarized below (in thousands):

	As of December 31,
	2008	2007
Inventories:
Raw materials	$17,863	$11,154
Work in process	12,961	12,254
Finished goods	4,258	1,373

	$35,082	$24,781

Note 5. Property, Plant and Equipment, Net

        The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2008	2007
Property, plant and equipment:
Building	$16,100	$12,642
Machinery and equipment	26,225	22,835
Leasehold improvements	1,961	861
Construction in progress	2,207	2,290

	46,493	38,628
Less: accumulated depreciation and amortization	(24,309)	(22,642)

	$22,184	$15,986

        Depreciation expense was $2.2 million, $1.5 million, and $2.6 million for the years ended 2008, 2007, and 2006, respectively.

Note 6. Investments in Privately-held Companies

        We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

        Our investments are summarized below (in thousands):

	Investment Balance As of December 31,
			Accounting Method	Ownership Percentage
Company	2008	2007
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	2,906	2,138	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	843	761	Equity	25%

        Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our chief financial officer is chairman of the board, while our chief operating officer, and our president of joint venture operations are members of the board. Our former chief executive officer, formerly a member of this board of directors, resigned from this board on March 17, 2009.

        Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief operating officer is chairman of the board, while our president of joint venture operations is a member of the board. Our former chief executive officer, formerly a member of this board of directors, resigned from this board on March 17, 2009.

        We have significant influence over management of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), have a controlling financial interest of 70%, and have a majority control of the board. Our chief operating officer and our president of joint venture operations are members of the board. Our former chief executive officer has resigned as chairman of the board of BoYu effective March 17, 2009.

        Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies, are managed by local management and not by us. Decisions concerning their respective short term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management without input from us.

        The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $3.7 million and $2.9 million as of December 31, 2008 and 2007, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

        During 2008, 2007 and 2006, the three consolidated joint ventures generated $3.8 million, $4.4 million and $2.5 million of income, respectively, of which $1.4 million, $1.9 million and $1.0 million, respectively was allocated to minority interests, resulting in $2.4 million, $2.5 million and $1.5 million, respectively to our net income. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $0.9 million, $1.0 million and $0.2 million for 2008, 2007 and 2006, respectively. Undistributed retained earnings relating to our investments in these companies were $11.1 million, $7.8 million, and $4.4 million, respectively as of December 31, 2008, 2007 and 2006. Net income recorded from our investments was $3.3 million, $3.5 million, and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 7. Other Investments

        As of December 31, 2008 we maintain minority investments in two private companies. During 2006 we sold all of our shares of common stock of the only publicly traded company we held, Finisar Corporation (Nasdaq: FNSR), generating net proceeds of $4.4 million and recording a gain of $3.3 million, which is included in other income, net. Our investments in these private companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2008 and 2007, the minority investments totaled approximately $0.4 million for both years.

Note 8. Impairment (recovery) on Assets Held for Sale

        In the third quarter of 2006, we incurred an impairment charge of $1.4 million to write down our U.S. property in Fremont, California, which was being decontaminated and was being prepared for sale. In the second quarter of 2007, we benefited from a recovery of impairment on this asset held for sale in connection with our adjustment of the fair value. We recorded a $481,000 market value adjustment after we entered into an agreement with an independent third party purchaser in June 2007 to purchase the property for estimated net proceeds of $5.1 million, after deducting estimated commission and selling expenses. In the fourth quarter of 2007, that agreement was terminated and we entered into a new sales agreement with another independent third party purchaser to purchase this property for a similar amount. In the first quarter of 2008, we completed the sale of our U.S. property in Fremont, California for $5.3 million in gross proceeds and $5.1 million in net proceeds after deducting commissions and selling expenses. We recorded an $83,000 impairment charge upon the sale of the property.

Note 9. Debt

Credit Facility

        As of December 31, 2008, the credit facility maintained by us with a bank included a line of credit with an outstanding amount of $3.0 million and carries an annual interest rate of approximately 4%. We have pledged this amount as collateral for this facility. Accordingly, $3.0 million of cash and short-term investments are restricted.

Long-Term Debt

        The components of long-term debt are summarized below (in thousands):

	As of December 31,
	2008	2007
Taxable revenue bonds, collateralized by a letter of credit from a bank, bearing interest at the H15 30 day bond yield for commercial paper which was 5.16% as of December 31, 2007, maturing December 2023	$—	$6,700
Tenant improvement loan at 4.00%	569	—

	569	6,700
Less current portion	(73)	(450)

	$496	$6,250

Maturities of long-term debt as of December 31, 2008 were as follows:
2009	$73
2010	76
2011	79
2012	82
2013	85
Thereafter	174

	$569

Note 10. Stockholders' Equity

        In August 2004, we announced the adoption of a stock repurchase program in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $2 million of our common stock. This plan was extended for one year in July 2005. Repurchases were made from time to time in the open market during the twelve-month period ended July 31, 2006, at prevailing market prices using our own cash resources. As of December 31, 2008, we had 30,512,899 shares of common stock outstanding and no shares were repurchased in 2007 and 2008 under this program, which has now expired.

        The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2008 and 2007, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 11. Employee Benefit Plans

Stock Option Plans and Equity Incentive Plans

        In July 1997, our board of directors approved the 1997 Stock Option Plan ("1997 Plan"), which provides for the grant of incentive and non-qualified stock options to our employees, consultants and directors. Under the 1997 Plan, 5,423,583 shares of common stock have been authorized for issuance. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

        In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the "2007 Plan"). The 2007 Plan is a restatement of the 1997 Plan which was scheduled to expire in 2007. The share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. As of December 31, 2008, approximately 2.5 million shares remained available for grant under the 2007 Plan. Awards may be made under the 2007 Plan of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code.

        The following summarizes our stock option activity under the 1997 Plan and the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2006, 2007, and 2008 (in thousands, except per share data):

	Available for Grant	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)
Balance as of December 31, 2005	2,008	2,917	$2.30
Granted	(180)	180	4.52
Exercised	—	(284)	1.96
Canceled	85	(85)	1.50

Balance as of December 31, 2006	1,913	2,728	2.51	6.37	$7,091
Additional shares authorized	1,300
Plan shares expired	(124)
Granted	(354)	354	5.89
Exercised	—	(461)	1.95
Canceled	144	(144)	5.04

Balance as of December 31, 2007	2,879	2,477	2.95	6.93	$8,858
Plan shares expired	(34)
Granted	(413)	413	1.60
Exercised	—	(92)	1.85
Canceled	34	(34)	7.00

Balance as of December 31, 2008	2,466	2,764	$2.74	6.61	$92

Options vested and expected to vest as of December 31, 2008		2,710	$2.73	6.54	$92
Options exercisable as of December 31, 2008		1,914	$2.58	5.57	$85

        The options outstanding and exercisable as of December 31, 2008 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2008			Options Vested and Exercisable as of December 31, 2008
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.17 - $ 1.38	1,199	$1.28	5.90	1,093	$1.28
$1.39 - $ 1.44	5	$1.43	6.64	4	$1.43
$1.45 - $ 2.24	824	$1.88	7.03	407	$2.17
$2.25 - $ 6.31	678	$4.95	7.63	351	$4.34
$6.32 - $41.50	58	$19.17	2.60	58	$19.17

	2,764	$2.74	6.61	1,914	$2.58

        The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 were $0.3 million, $1.4 million and $0.4 million, respectively. Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 were $0.2 million, $0.9 million, and $0.6 million, respectively.

        As of December 31, 2007 and 2006, options to purchase 1,638,000 shares and 1,857,000 shares at weighted average exercise prices of $2.56 and $2.74 per share were vested and exercisable, respectively.

Restricted stock awards

        A summary of activity related to restricted stock awards for the year ended December 31, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2006	—
Restricted stock shares granted	23,480	$4.26
Restricted stock shares vested	—

Non-vested restricted stock shares outstanding as of December 31, 2007	23,480	$4.26
Restricted stock shares granted	62,892	$1.59
Restricted stock shares vested	(7,828)	$4.26

Non-vested restricted stock shares outstanding as of December 31, 2008	78,544	$2.12

        As of December 31, 2008, we had $145,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.47 years. During the year ended December 31, 2008, 7,828 shares of restricted stock were vested. No shares of restricted stock were vested during 2007.

Retirement Savings Plan

        We have a 401(k) Savings Plan ("Savings Plan") which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. In 2006 we amended the savings plan to allow all full-time participants (as defined) to contribute up to 10% of their earnings to the Savings Plan with a discretionary matching amount provided by us. Our contributions to the Savings Plan were $0.4 million, $0.4 million, and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Product Warranty

        We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual during 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007
Beginning accrued warranty and related costs	$1,030	$459
Charged to cost of revenue	1,022	792
Actual warranty expenditures	(412)	(221)

Ending accrued warranty and related costs	$1,640	$1,030

Note 13. Income Taxes

        Consolidated (loss) income before provision for income taxes includes non-U.S. loss of approximately $4.8 million for the year ended December 31, 2008 and non-U.S. income of approximately $4.5 million and $7.2 million for the years ended December 31, 2007 and 2006, respectively. The Company recorded a current tax provision (benefit) of $1.0 million, $0.7 million, and $(1.5) million for the years ended December 31, 2008, 2007 and 2006, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$(2,064)
State	52	9	4
Foreign	971	719	606

Total current	1,023	728	(1,454)

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Total net provision (benefit) for income taxes	$1,023	$728	$(1,454)

        A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	1.9	0.1	0.5
Change in valuation allowance	60.1	(3.8)	50.3
Stock compensation	8.6	1.6	60.8
Foreign rate differences	(71.9)	(19.7)	(470.7)
Dividend from PRC investee	38.1	—	45.0
Net loss from privately-held PRC investments	(17.5)	(4.2)	(15.3)
Other	3.6	0.2	3.4

Effective tax rate	57.9%	9.2%	(291.0)%

        Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Net operating loss	$49,737	$48,925
Accruals and reserves not yet deductible	3,988	3,960
Credits	1,944	1,972

	55,669	54,857

Deferred tax liabilities:
Unrepatriated foreign earnings	(1,239)	(1,239)

	(1,239)	(1,239)

Net deferred tax assets	54,430	53,618
Valuation allowance	(54,430)	(53,618)

Net deferred tax assets	$—	$—

        As of December 31, 2008, we have federal and state net operating loss carryforwards of approximately $140.4 million and $41.2 million, respectively, which will expire beginning in 2022 and 2015, respectively. In addition, we have federal tax credit carryforwards of approximately $1.6 million, which will expire beginning in 2019. We also have state tax credit carryforwards of approximately $596,000, of which $286,000 is manufacturing investment credit that will expire beginning in 2010.

        The deferred tax assets valuation allowance as of December 31, 2008 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves and tax depreciation expense, net operating loss carryforwards, and tax credit carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include the Company's history of losses, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $0.8 million, increased by $3.7 million, and decreased by $1.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

        Our consolidated subsidiaries in China have been granted various tax holidays since 2000. Benefits under the tax holidays vary by jurisdiction. Some of our consolidated subsidiaries' tax holidays have expired on December 31, 2007.

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

        As a result of the implementation of Interpretation 48, we recognized $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased tax loss carryforwards in the U.S., which are fully offset by a valuation allowance.

        We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2008 includes no interest and penalties. As of December 31, 2008, we have no accrued interest and penalties related to uncertain tax positions.

        We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2007.

        A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2007	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—

Gross unrecognized tax benefits balance as of December 31, 2008	$16,403

        Excluding the effects of recorded valuation allowances for deferred tax assets, $16.4 million of the unrecognized tax benefit would favorably impact the effective tax rate in future periods if recognized.

Note 14. Net income (loss) per Share

        A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$(689)	$5,289	$926
Gain from discontinued operations, net of tax	—	—	18
Less: Preferred stock dividends	(177)	(177)	(177)

Net income (loss) to common stockholders	$(866)	$5,112	$767

Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	30,400	30,035	23,303
Effect of dilutive securities:
Common stock options	—	1,310	1,297
Restricted stock awards	—	3	—

Denominator for dilutive net income (loss) per share	30,400	31,348	24,600

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.17	$0.03
Net income (loss) to common stockholders	$(0.03)	$0.17	$0.03

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.03)	$0.16	$0.03
Net income (loss) to common stockholders	$(0.03)	$0.16	$0.03

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,764	360	362

Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	79	—	—

Note 15. Segment Information and Foreign Operations

Segment Information

        We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," our chief operating decision-maker has been identified as the principal executive officer, who reviews operating results to make decisions about allocating resources and assessing performance for the company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Note 15. Segment Information and Foreign Operations (Continued)

Product Type

        The following table represents revenue amounts (in thousands) by type:

	Years Ended December 31,
	2008	2007	2006
Product type:
GaAs	$49,610	$40,219	$36,511
InP	1,935	1,916	1,705
Ge	4,248	2,225	909
Raw materials	17,232	13,790	5,293
Other	50	53	27

	$73,075	$58,203	$44,445

Geographical Information

        The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2008	2007	2006
Product revenue:
North America*	$19,181	$11,839	$13,029
Europe	14,524	9,930	8,365
Japan	14,685	13,280	3,347
Taiwan	7,806	9,329	7,647
Asia Pacific (excluding Japan and Taiwan)	16,879	13,825	12,057

	$73,075	$58,203	$44,445

*
Primarily the United States

        Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2008	2007
Long-lived assets:
United States of America	$867	$149
China	21,317	15,837

	$22,184	$15,986

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

        As of December 31, 2008, and 2007, we had no outstanding commitments with respect to foreign exchange contracts.

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses (Continued)

        We incurred foreign currency transaction exchange gains (losses) of $2,000, $(320,000), and $(123,000) for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 17. Related Party Transactions

        Our executive officers retain board seats on the Board of Directors of the companies in which we have invested in our China joint ventures. See Note 6 for further details.

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

        The claims of a former employee, Steve X. Chen, that his employment termination was due to his race and national origin were resolved without cost to the Company.

Leases

        We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2015. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year's rent. Total rent expenses under these operating leases were $1.7 million (including a $0.7 million forfeiture of rental deposit in terminating the old lease), $0.5 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, which were net of sublease income of $0.3 million, $0.2 million and $0.2 million, respectively. Our sublease income was terminated in December 2008. Total minimum lease payments under these leases as of December 31, 2008 are summarized below (in thousands):

Lease Payment
2009	$294
2010	303
2011	272
2012	275
2013	287
Thereafter	586

$2,017

Note 18. Commitments and Contingencies (Continued)

Purchase Obligations

        Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where it may incur a penalty if the agreement was canceled. Our purchase agreement to purchase eighteen thousand kilograms of gallium was terminated on December 31, 2008. As of December 31, 2008 we do not have any material purchase obligations.

Note 19. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2007:
Revenue	$12,526	$13,639	$14,474	$17,564
Gross profit	5,405	5,032	4,530	5,294
Net income	1,344	1,213	858	1,874
Net income per share, basic	$0.04	$0.04	$0.03	$0.06
Net income per share, diluted	$0.04	$0.04	$0.03	$0.06
2008:
Revenue	$19,634	$19,932	$17,863	$15,646
Gross profit	6,221	6,444	4,537	758
Net income (loss)	1,959	737	(1,014)	(2,371)
Net income (loss) per share, basic	$0.06	$0.02	$(0.03)	$(0.08)
Net income (loss) per share, diluted	$0.06	$0.02	$(0.03)	$(0.08)

Note 20. Subsequent Event

        Dr. Philip C.S. Yin, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors, effective March 17, 2009. The Board of Directors has invested Wilson W. Cheung, the Company's Chief Financial Officer, with the responsibility of administering day-to-day operations. Mr. Cheung is expected to perform the functions of principal executive officer in addition to his function as Chief Financial Officer during this transition period, and pending the appointment of an interim chief executive officer to serve until a successor Chief Executive Officer is named.

        In addition, Mr. Jesse Chen, a director since 1998 and our Lead Independent Director, has been named non-executive Chairman of the Board of Directors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.
	By:	/s/ WILSON W. CHEUNG Wilson W. Cheung Chief Financial Officer and Corporate Secretary (Principal Executive Officer and Principal Financial Officer)
Date: March 31, 2009

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jesse Chen and Wilson W. Cheung, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILSON W. CHEUNG Wilson W. Cheung	Chief Financial Officer and Corporate Secretary (Principal Executive Officer and Principal Financial Officer)	March 31, 2009
/s/ RAYMOND A. LOW Raymond A. Low	Vice President, Corporate Controller (Principal Accounting Officer)	March 31, 2009
/s/ JESSE CHEN Jesse Chen	Chairman of the Board of Directors	March 31, 2009
/s/ DAVID C. CHANG David C. Chang	Director	March 31, 2009
/s/ LEONARD LEBLANC Leonard LeBlanc	Director	March 31, 2009
/s/ MORRIS S. YOUNG Morris S. Young	Director	March 31, 2009

 AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2008

Exhibit Number	Description
3.1(3)	Restated Certificate of Incorporation
3.2(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant's form 8-K dated May 28, 1999).
3.3(5)	Second Amended and Restated By Laws
3.1(3)	Restated Certificate of Incorporation
3.1(3)	Restated Certificate of Incorporation
4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(1)	Form of Indemnification Agreement for directors and officers.*
10.2(1)	1993 Stock Option Plan and forms of agreements thereunder.*
10.3(1)	1997 Stock Option Plan and forms of agreements thereunder.*
10.5(1)	1998 Employee Stock Purchase Plan and forms of agreements thereunder.*
10.6(1)	2007 Stock Option Plan and forms of agreements thereunder.*
10.7(2)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998.
10.10(3)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.11(3)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.15(6)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003.
10.16(7)	Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.
10.17(8)	Offer letter to Mr. Philip C.S. Yin.*
10.18(9)	Offer letter to Mr. Minsheng Lin.*
10.19(10)	Employment agreement between the Company and Mr. Wilson W. Cheung.*
10.20(11)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.21(12)	Employment agreement between the Company and Mr. Davis Zhang.*
10.27(13)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008.
10.28(14)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.29(15)	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc.**
10.30(15)	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc.**
10.31	2007 Equity Incentive Plan (amended December 8, 2008).
10.32	2009 Executive Bonus Plan.*
21.1(16)	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Burr, Pilger & Mayer LLP.
24.1	Power of Attorney (see signature page).
31.1	Certification by principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification by principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(15)
Incorporated by reference to the exhibits as of the same numbers as filed with the SEC in our Form 8-K on January 5, 2009.

(16)
Incorporated by reference to exhibit 21.1 to registrant's Form S-3/A (333-135474) filed with the SEC on July 28, 2007.

*
Management contract or compensatory plan.

**
Confidential treatment has been requested of the SEC for portions of the exhibit.