Form 10-Q
period 2009-03-31
AXT INC
filed 2009-05-11
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	30,512,899

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$11,507	$13,566
Short-term investments	17,960	17,756
Accounts receivable, net of allowances of $236 and $663 as of March 31, 2009 and December 31, 2008, respectively	8,390	11,497
Inventories, net	33,497	35,082
Prepaid expenses and other current assets	2,298	3,131
Total current assets	73,652	81,032
Property, plant and equipment, net	21,511	22,184
Restricted deposits	3,000	3,013
Other assets	5,375	5,433
Total assets	$103,538	$111,662

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,202	$6,657
Accrued liabilities	3,974	4,453
Accrued restructuring	442	—
Line of credit	3,000	3,013
Current portion of long-term debt	74	73
Total current liabilities	11,692	14,196
Long-term debt, net of current portion	478	496
Other long-term liabilities	64	94
Total liabilities	12,234	14,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2009 and December 31, 2008	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,513 and 30,513 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	187,212	186,754
Accumulated deficit	(104,748)	(99,232)
Accumulated other comprehensive income	2,770	2,580
Total AXT, Inc. stockholders’ equity	88,796	93,664

Noncontrolling interests	2,508	3,212
Total stockholders’ equity	91,304	96,876

Total liabilities and stockholders’ equity	$103,538	$111,662

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$7,654	$19,634
Cost of revenue	7,891	13,413
Gross profit (loss)	(237)	6,221

Operating expenses:
Selling, general and administrative	4,006	3,667
Research and development	460	504
Impairment on assets held for sale	—	83
Restructuring charge	507	—
Total operating expenses	4,973	4,254
Income (loss) from operations	(5,210)	1,967
Interest income, net	44	124
Other income (loss), net	(422)	927

Income (loss) before provision for income taxes	(5,588)	3,018
Provision for income taxes	4	560
Net income (loss)	(5,592)	2,458
Less: Net income (loss) attributable to noncontrolling interest	76	(499)
Net income (loss) attributable to AXT, Inc.	$(5,516)	$1,959

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.18)	$0.06
Diluted	$(0.18)	$0.06

Weighted average number of common shares outstanding:
Basic	30,434	30,367
Diluted	30,434	31,585

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss) attributable to AXT, Inc.	$(5,516)	$1,959

Adjustments to reconcile net income to net cash used in operations:
Depreciation	800	478
Accretion of marketable securities premium	(4)	—
Loss on disposal of property, plant and equipment	1	—
Impairment on assets held for sale	—	83
Stock-based compensation	458	170
Non-cash restructuring charge	507	—
Realized gain on sale of investments	—	(459)
Changes in assets and liabilities:
Accounts receivable, net	3,108	(4,366)
Inventories	1,583	(4,028)
Prepaid expenses	833	(1,701)
Other assets	58	(185)
Accounts payable	(2,454)	4,469
Accrued liabilities	(544)	121
Other long-term liabilities	(733)	(902)
Net cash used in operating activities	(1,903)	(4,361)

Cash flows from investing activities:
Purchases of property, plant and equipment	(135)	(986)
Proceeds from sale of assets held for sale	—	5,057
Purchases of marketable securities	(13)	(6,808)
Proceeds from sale of marketable securities	—	11,328
Decrease in restricted deposits	13	150
Net cash provided by (used in) investing activities	(135)	8,741

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	68
Long-term debt payments	(30)	(150)
Long-term debt proceeds	—	274
Net cash provided by (used in) financing activities	(30)	192
Effect of exchange rate changes on cash and cash equivalents	9	273
Net increase (decrease) in cash and cash equivalents	(2,059)	4,845
Cash and cash equivalents at the beginning of the period	13,566	18,380
Cash and cash equivalents at the end of the period	$11,507	$23,225

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net income (loss).

Note 2. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of the Company’s stock compensation is accounted for as an equity instrument. The provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption which was January 1, 2006. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We recorded $458,000 and $170,000 of stock based compensation in our condensed statements of operations for the three months ended March 31, 2009 and 2008, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$13	$16
Selling, general and administrative	418	122
Research and development	27	32

Total stock-based compensation	458	170
Tax effect on stock-based compensation	—	—

Net effect on net income	$458	$170
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00

As of March 31, 2009 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $749,000, net of estimated forfeitures of $116,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.73 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2009 due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), and the SEC Staff Accounting Bulletin No. 107. There were no stock option grants made in the three months ended March 31, 2009. The fair value of our stock options granted to employees for the three months ended March 31, 2008 was estimated using the following weighted-average assumptions:

	Three Months Ended March 30,
	2009	2008
Expected term (in years)	n/a	4.0

Volatility	n/a	60.79%

Expected dividend	n/a	0%

Risk-free interest rate	n/a	2.69%

Estimated forfeitures	5.07%	14.64%

Weighted-average fair value	n/a	$5.09

The following table summarizes the stock option transactions during the three months ended March 31, 2009 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2008	2,764	$2.74

Granted	—	—

Exercised	—	—

Canceled and expired	(11)	3.06

Options outstanding as of March 31, 2009	2,753	$2.74	4.75	—

Options vested and expected to vest as of March 31, 2009	2,713	$2.73	4.70	—

Options exercisable as of March 31, 2009	2,163	$2.63	4.03	—

As of December 31, 2008, options to purchase 1,914,000 shares at a weighted average exercise price of $2.58 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $0.86 on March 31, 2009, which would have been received by the option holder had all option holders exercised their options on that date. There are no in-the-money options exerciseable as of March 31, 2009.

The options outstanding and exercisable as of March 31, 2009 were in the following exercise price ranges:

Options Outstanding as of March 31, 2009				Options Exercisable as of March 31, 2009
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.17 - $1.38	1,198,568	$1.28	4.32	1,145,324	$1.28
$1.39 - $1.44	4,261	$1.43	1.53	4,261	$1.43
$1.45 - $2.24	821,563	$1.88	5.31	519,163	$2.04
$2.25 - $6.31	670,084	$4.97	5.03	435,484	$4.67
$6.32 - $41.50	58,500	$19.17	2.35	58,500	$19.17
	2,752,976	$2.74	4.74	2,162,732	$2.63

There were no options exercised in the three months ended March 31, 2009. The total intrinsic value of options exercised for the three months ended March 31, 2008 was $128,000. Cash received from option exercises for the three ended March 31, 2008 was $68,000.

A summary of activity related to restricted stock awards for the three months ended March 31, 2009 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2008	78,544	$2.12
Restricted stock shares granted	—	$—
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding as of March 31, 2009	78,544	$2.12

As of March 31, 2009, we had $129,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.23 years. During the three months ended March 31, 2009, no shares of restricted stock vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$11,353	$—	$—	$11,353	$13,385	$—	$—	$13,385
Cash equivalents:
Money market fund	154	—	—	154	181	—	—	181

Total cash equivalents	154	—	—	154	181	—	—	181

Total cash and cash equivalents	11,507	—	—	11,507	13,566	—	—	13,566

Investments:
Corporate bonds	22,352	—	(1,392)	20,960	22,348	—	(1,579)	20,769
Total investments	22,352	—	(1,392)	20,960	22,348	—	(1,579)	20,769
Total cash, cash equivalents and investments	$33,859	—	$(1,392)	$32,467	$35,914	$—	$(1,579)	$34,335
Contractual maturities on investments:
Due within 1 year	$10,062			$9,562	$4,060			$3,822
Due after 1 through 5 years	12,290			11,398	18,288			16,947
	$22,352			$20,960	$22,348			$20,769

The investments include $3.0 million recorded as restricted deposits on the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008. The $3.0 million restricted deposit was a drawdown of our line of credit facility, with an annual interest rate of 1.78% as of March 31, 2009.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three months ended March 31, 2009 we had no gross realized gains or losses on sales of our available-for-sale securities. For the three months ended March 31, 2008 we had $459,000 in gross realized gains on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2009 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2009 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$11,398	$(892)	$9,562	$(500)	$20,960	$(1,392)
Total in loss position	$11,398	$(892)	$9,562	$(500)	$20,960	$(1,392)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $3.8 million and $3.7 million as of March 31, 2009 and December 31, 2008, respectively. We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of March 31, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

	Balance as of March 31, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Money market fund	$154	$154	$—
Corporate bonds	20,960	—	20,960
Total	$21,114	$154	$20,960
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first three months of 2009 or 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2009	2008
Inventories, net:
Raw materials	$18,391	$17,863
Work in process	11,606	12,961
Finished goods	3,500	4,258
	$33,497	$35,082

Note 5. Impairment on Assets Held For Sale

During the three months ended March 31, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same three month period ended March 31, 2009.

Note 6. Restructuring Charge

As of March 31, 2009, our restructuring accrual is as follows: (in thousands):

	Restructuring Accrual as of December 31, 2008	Additions	Payments	Restructuring Accrual as of March 31, 2009
Workforce reduction	$—	$507	$(65)	$442
Total	$—	$507	$(65)	$442

During the first quarter of 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. We anticipate that the majority of cash outflow from this charge to be incurred in the second quarter of 2009 and we expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first quarter of 2008.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss) attributable to AXT, Inc.	$(5,516)	$1,959
Less: Preferred stock dividends	(44)	(44)

Net income (loss) available to common stockholders	$(5,560)	$1,915
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,434	30,367
Effect of dilutive securities:
Common stock options	—	1,218
Denominator for dilutive net income (loss) per common share	30,434	31,585
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.18)	$0.06
Diluted	$(0.18)	$0.06
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,753	511

Note 8. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net income (loss)	$(5,592)	$2,458
Other comprehensive income, net of tax:
Foreign currency translation gain, net of tax	2	952
Unrealized gain (loss) on available-for-sale investments, net of tax	187	(547)
Total other comprehensive income, net of tax	189	405
Comprehensive income	(5,403)	2,863
Comprehensive income attributable to the noncontrolling interest	1	200
Comprehensive income (loss) attributable to AXT, Inc.	$(5,402)	$3,063

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our chief operating decision-maker has been identified as the principal executive officer, who reviews operating results to make decisions about allocating resources and assessing performance for the company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Product Information

	Three Months Ended March 31,
	2009	2008
Revenue by product type:
GaAs substrates	$5,012	$13,720
InP substrates	490	478
Ge substrates	622	1,385
Raw materials and other	1,530	4,051
Consolidated	$7,654	$19,634

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2009	2008
Net revenues:
North America*	$1,736	$4,999
Europe	2,213	2,817
Japan	1,152	4,140
Taiwan	689	2,807
Asia Pacific	1,864	4,871
Consolidated	$7,654	$19,634

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2009	2008
Long-lived assets:
North America	$744	$867
China	20,767	21,317
	$21,511	$22,184

Significant Customers

Beginning 2008, we have grouped sales to all IQE companies as sales to one customer.  Two customers each represented more than 10% of revenue for the three month period ended March 31, 2009 while only the IQE group represented more than 10% of revenue for the three month period ended March 31, 2008.  Our top five customers represented 43.9% and 41.0% of revenue for the three month periods ended March 31, 2009 and 2008, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2009	2008	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	2,966	2,906	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	790	843	Equity	25%

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

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), is 70%. We continue to consolidate Bo Yu as we have a significant influence over management and have a majority control of the board. Our chief operating officer and our president of joint venture operations are members of the board. Our former chief executive officer has resigned as chairman of the board of BoYu effective March 17, 2009.

Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management without input from us.

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $3.8 million and $3.7 million as of March 31, 2009 and December 31, 2008, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three months ended March 31, 2009 the three consolidated joint ventures lost $0.3 million of income of which $0.1 million was allocated to minority interests, resulting in a loss of $0.2 million included in our net loss. During the three months ended March 31, 2008 the three consolidated joint ventures generated $1.3 million of income of which $0.5 million was allocated to minority interests, resulting in $0.8 million included in our net income. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $7,000 and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. Undistributed retained earnings relating to all our investments in these companies were $11.0 million, and $11.1 million, respectively as of March 31, 2009 and December 31, 2008, respectively.

Our two minority-owned joint ventures that are not consolidated had the following summarized income information (in thousands) for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008

Net Sales	$2,104	$3,006
Gross profit	687	1,476
Operating income	73	1,004
Net income	29	936

We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of March 31, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Beginning accrued warranty and related costs	$1,640	$1030
Charged (credited) to cost of revenue	76	29
Actual warranty expenditures	(253)	(63)
Ending accrued warranty and related costs	$1,463	$996

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. Our purchase agreement to purchase eighteen thousand kilograms of gallium from Recapture Metals expired on December 31, 2008. As of March 31, 2009, we do not have any material purchase obligations.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $437,000 and foreign exchange gains of $189,000 for the three month periods ended March 31, 2009, and 2008, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109)” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of FIN 48, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2007.

Note 14. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. We adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applicable beginning with our fiscal 2009. We adopted this statement January 1, 2009. There was no impact upon adoption of on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial  Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009. The presentation and disclosures required of SFAS 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. SFAS 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R), as modified by FSP 141(R)-1, as of January 1, 2009 had no impact on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In April 2009, the FASB issued the three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. We are currently evaluating the impact of the following:

i.)  FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii.)  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

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

Note 15. Subsequent Event

On April 17, 2009, we entered into a Separation Agreement and General Release of Claims (the “Agreement”) with Philip C.S. Yin, our former Chief Executive Officer and Chairman of the Board, who resigned as Chairman and Chief Executive Officer and as a member of the Board of Directors effective March 17, 2009.

Pursuant to the terms of the Agreement, we will provide to Dr. Yin certain separation benefits as a result of the termination of his employment, subject to Dr. Yin’s execution of and compliance with a general release of claims.  Under the Agreement, we will pay to Dr. Yin a lump sum payment in the amount of $340,000, representing 12 months of his base salary, less applicable withholding and less the sum of $11,812.20 representing amounts due to the Company by Dr. Yin.  In the event that Dr. Yin timely elects to obtain continued group health insurance coverage under COBRA following his termination of employment, we will pay the full premiums for such coverage through the earlier of (i) March 31, 2010, or (ii) the date on which Dr. Yin first becomes eligible to obtain other comparable group health insurance coverage.  Under the Agreement, all outstanding but unvested options to purchase our common stock held by Dr. Yin vested in full immediately prior to the date of termination of employment.  In addition, the period of exercisability of any vested stock options held by Dr. Yin has been extended to September 30, 2011 or expiration of the individual option grant, whichever occurs first.

In consideration for these benefits, Dr. Yin has granted to us a release of claims.  Dr. Yin has also agreed, that for a period of one year following the date of the Agreement, he will not, directly or indirectly, solicit employees to terminate their employment with us.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008 and the condensed consolidated financial statements included elsewhere in this report.

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

While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future businesses in 2009. On March 28, 2008, we completed the sale of our Fremont, California facility and received net proceeds of approximately $5.1 million after deducting commissions and selling expenses. On July 1, 2008, we exercised our right to redeem the taxable variable rate revenue bond and repaid all outstanding indebtedness and accrued interest under the terms of the revenue bond of approximately $6.4 million. Accordingly, all of our remaining obligations under the revenue bond have terminated and the related restricted deposits have been released. In September 2008, we obtained an express line of credit from our bank and drew down $3.0 million and classified the same amount as restricted deposits as of March 31, 2009. The proceeds from the express line of credit were used in operations. The $3.0 million restricted cash carries an annual interest rate of 1.78% as of March 31, 2009. Also as of March 31, 2009, we had available cash, cash equivalents and short-term investments of $29.5 million, excluding restricted deposits.

Dr. Philip C.S. Yin, our former Chairman and Chief Executive Officer, resigned as an executive officer and as a member of the Board of Directors, effective March 17, 2009. The Board of Directors has invested Wilson W. Cheung, our Chief Financial Officer, with the responsibility of administering day-to-day operations. Mr. Cheung is currently performing the functions of principal executive officer in addition to his function as Chief Financial Officer during this transition period, and pending the appointment of an interim chief executive officer to serve until a successor Chief Executive Officer is named. In addition, Mr. Jesse Chen, a director since 1998 and our Lead Independent Director, has been named non-executive Chairman of the Board of Directors. The Board of Directors has commenced a search for a replacement chief executive officer.

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

As of March 31, 2009 and December 31, 2008, our accounts receivable, net, balance was $8.4 million and $11.5 million, respectively, which was net of an allowance for doubtful accounts of $236,000 and $663,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2009 and December 31, 2008, accrued product warranties totaled $1.5 million and $1.6 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of each of March 31, 2009 and December 31, 2008, we had an inventory reserve of $12.0 million for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

In addition to our five joint ventures, we have in the past invested in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

Fair Value of Investments

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” See Note 13—“Income Taxes” in the condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
		($ in thousands)
GaAs	$5,012	$13,720	$(8,708)	(63.5)%
InP	490	478	12	2.5%
Ge	622	1,385	(763)	(55.1)%
Raw materials	1,530	4,051	(2,521)	(62.2)%
Total revenue	$7,654	$19,634	$(11,980)	(61.0)%

Revenue decreased $12.0 million, or 61.0%, to $7.7 million for the three months ended March 31, 2009 from $19.6 million for the three months ended March 31, 2008. Total GaAs substrate revenue decreased $8.7 million, or 63.5%, to $5.0 million for the three months ended March 31, 2009 from $13.7 million for the three months ended March 31, 2008. The decline in revenue was primarily due to the weaker demand environment and inventory overhang, affecting sales of all diameters. We are also continuing our efforts to resolve specific product specification issues with a few select customers from the prior quarter.

Sales of 5 inch and 6 inch diameter GaAs substrates were $1.2 million for the three months ended March 31, 2009 compared to $6.9 million for the three months ended March 31, 2008. Despite our renewed supply agreement with IQE plc for 2009, the demand from their end customers also dropped due to the worldwide economic slowdown causing IQE as well as our other customers to temporarily utilize their excess inventory. However, under our agreement with IQE, they have agreed to purchase from us a minimum of approximately $14.3 million of GaAs substrates through March 2010 and accordingly we expect demand from IQE group will increase in the latter half of 2009.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $3.7 million for the three months ended March 31, 2009 compared with $6.9 million for the three months ended March 31, 2008. Similar to the larger diameter substrate customers, the decrease in revenue from smaller diameter substrates was due to the drop in demand from our LED semi-conducting customers while they continue to utilize their excess inventory.

InP substrate revenue increased $12,000, or 2.5%, to $490,000 for the three months ended March 31, 2009 from $478,000 for the three months ended March 31, 2008 as demand from customers in the optical networking industry has remained steady.

Ge substrate revenue decreased $763,000, or 55.1%, to $622,000 for the three months ended March 31, 2009 from $1.4 million for the three months ended March 31, 2008. While we received qualification from a new European customer in the first quarter of 2009, overall demand for concentrated photovoltaic applications from our Ge customers has dropped since mid 2008 as a result of the worldwide economic slowdown.

Raw materials revenue decreased $2.5 million, or 62.2%, to $1.5 million for the three months ended March 31, 2009 from $4.1 million for the three months ended March 31, 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture Jiya has experienced the impact of the slowdown causing their customers to postpone or cancel orders while utilizing excess inventory.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
North America *	$1,736	$4,999	$(3,263)	(65.3)%
% of total revenue	23%	26%
Europe	2,213	2,817	(604)	(21.4)%
% of total revenue	29%	14%
Japan	1,152	4,140	(2,988)	(72.2)%
% of total revenue	15%	21%
Taiwan	689	2,807	(2,118)	(75.5)%
% of total revenue	9%	14%
Asia Pacific (excluding Japan and Taiwan)	1,864	4,871	(3,007)	(61.7)%
% of total revenue	24%	25%
Total revenue	$7,654	$19,634	$(11,980)	(61.0)%

*Primarily the United States

Revenue from customers in North America decreased by $3.3 million, or 65.3%, to $1.7 million for the three months ended March 31, 2009 from $5.0 million for the three months ended March 31, 2008 as the demand for substrates and for raw materials fell. However, we expect our North America revenue to increase in the latter part of 2009 based upon a renewed supply agreement we signed in the fourth quarter of 2008 with IQE plc. Under the terms of the agreement, IQE plc has agreed to l purchase from us a minimum of approximately $14.3 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates. All substrates ordered pursuant to the agreement are to be shipped by the end of March 2010.

Revenue from customers in Europe decreased by $0.6 million, or 21.4%, to $2.2 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008. This decrease came primarily from decreased substrate sales to customers in France, and to a lesser extent from decreased sales to a customer in the United Kingdom that is part of the IQE group with whom we renewed a supply agreement in the fourth quarter of 2008.

Revenue from customers in Japan decreased by $3.0 million, or 72.2%, to $1.2 million for the three months ended March 31, 2009 from $4.1 million for the three months ended March 31, 2008. The decrease came primarily from decreased raw material sales of 4N gallium, and to a lesser extent from decreased substrate sales to major existing customers, particularly in large diameter wafers.

Revenue from customers in Taiwan decreased by $2.1 million, or 75.5%, to $0.7 million for the three months ended March 31, 2009 from $2.8 million for the three months ended March 31, 2008. The decrease came mainly from reduced sales to one major existing customer for large diameter wafers who reduced its orders due to the impact of the weaker demand environment on its business and its inventory overhang.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $3.0 million, or 61.7%, to $1.9 million for the three months ended March 31, 2009 from $4.9 million for the three months ended March 31, 2008. The decrease came mainly from two customers in China and from two customers in Singapore, one of which is part of the IQE group.

Gross Margin

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$(237)	$6,221	$(6,458)	(103.8)%
Gross Margin %	(3.1)%	31.7%

Gross margin decreased to negative 3.1% of total revenue for the three months ended March 31, 2009 from 31.7% of total revenue for the three months ended March 31, 2008. Gross margins in the three months ended March 31, 2009 and 2008 were positively impacted by sales of approximately $414,000 and $620,000, respectively, of GaAs wafers that were previously fully reserved. The negative 3.1 percent gross margin for the three months ended March 31, 2009 was primarily due to the low absorption rates as a result of reduced sales from the fourth quarter of 2008, and hence lower production volume. Since late 2008, our gallium joint venture in China also continued to source finished products from an independent third party supplier, resulting in low gross margin. Our gallium joint venture continues to discuss with this third party supplier an agreement to purchase and distribute a certain amount of its product on an ongoing basis, in amounts representing up to 50% of our joint venture’s total customer commitments.  This third-party provider has a substantial share of the available gallium and is interested in partnering with our joint venture in order to leverage its distribution capabilities.  Although this potential partnership would provide additional capacity to our joint venture and increase its competitive position, should an agreement be formalized, our raw materials gross margin would be negatively impacted. In addition, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Conversely, product mix contributed to higher gross profit for the three months ended March 31, 2008 as we sold a greater amount of larger diameter substrates which contributed higher gross profit and during the three months ended March 31, 2008, our manufacturing facility in Beijing was operating at almost full capacity, which resulted in higher absorption rates.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,006	$3,667	$339	9.2%
% of total revenue	52.3%	18.7%

Selling, general and administrative expenses increased $0.3 million to $4.0 million for the three months ended March 31, 2009 from $3.7 million for the three months ended March 31, 2008. The increase was from $0.4 million increased legal fees as a result of matters relating to the change in management in March 2009, $0.3 million severance pay for our former chief executive officer, $0.3 million in related stock compensation expense for his stock option acceleration, partially offset by $0.2 million from the absence of bonus accruals in 2009, $0.2 million less bad debt allowance, $0.1 million less rent expense at our Fremont, CA facility, $0.1 million less sales commissions due to reduced sales volume, and $0.1 million less labor costs in our joint ventures, mainly from the absence of bonus accruals beginning in 2009.

Research and Development

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Research and development	$460	$504	$(44)	(8.7)%
% of total revenue	6.0%	2.6%

Research and development expenses decreased $44,000, or 8.7% to $460,000 for the three months ended March 31, 2009 from $504,000 for the three months ended March 31, 2008. The decrease was primarily due to the absence of bonus accruals beginning in 2009, discontinuation of our payment of expatriate per diem for US-based employees working substantially in China, and less outside consulting costs.

Impairment (Recovery) on Assets Held For Sale

	Three Months Ended March 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$—	$83	$(83)	NM
% of total revenue	0.0%	4.2%

During the three months ended March 31, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same three month period ended March 31, 2009.

Restructuring Charge

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$507	$—	$507	NM
% of total revenue	6.6%	0.0%

NM = % not meaningful

During the first quarter of 2009, we further reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which will be cash expenditures. We anticipate that the majority of cash outflow from this charge to be incurred in the second quarter of 2009 and we expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first quarter of 2008.

Interest Income, net

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Interest income, net	$44	$124	$(80)	(64.5)%
% of total revenue	0.6%	0.6%

Interest income, net decreased $80,000 to $44,000 for the three months ended March 31, 2009 from $124,000 for the three months ended March 31, 2008.  Interest income, net for the three months ended March 31, 2009 was lower due to the overall lower balances of our cash and investments and with lower yields after we paid down on our taxable revenue bond in July 2008, while interest income, net for the three months ended March 31, 2008 had higher cash balances and with higher yields.

Other Income (Loss), net

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$(422)	$927	$(1,349)	(145.5)%
% of total revenue	(5.5)%	4.7%

Other loss, net was $422,000 for the three months ended March 31, 2009 primarily due to unrealized foreign exchange losses of $409,000 on our Yen denominated accounts receivable and miscellaneous items. Other income, net was $927,000 for the three months ended March 31, 2008 primarily due a realized gain of $459,000 on the sale of short-term investments held by us and unrealized foreign exchange gains of $416,000 on our Yen denominated accounts receivable and miscellaneous items.

Noncontrolling interest

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$76	$(499)	$575	115.2%
% of total revenue	1.0%	(2.5)%

Noncontrolling interest increased $575,000 or 115.2% to $76,000 for the three months ended March 31, 2009 from $(499,000) for the three months ended March 31, 2008 indicating less profitability from our China joint venture operations as raw materials sales have declined due to weaker demand environment causing our customers to continue to utilize their excess inventory.

Provision for Income Taxes

	Three Months Ended March 31,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$4	$560	$(556)	NM
% of total revenue	0.0%	2.9%

NM = % not meaningful

We provided for income taxes of $4,000 for our China operations for the three months ended March 31, 2009 compared to $560,000 for the three months ended March 31, 2008. The decrease in tax provision was primarily due to our overall loss position for the first quarter of 2009 compared to the same period last year. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity were $29.5 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. All of our short-term investments in corporate bonds (see note 3) are invested in Citigroup guaranteed instruments.

Cash and cash equivalents and short-term investments of $29.5 million decreased by $1.9 million in the first quarter of 2009 compared to the fourth quarter of 2008.  The combined decrease in cash and cash equivalents and short-term investments was primarily due to the use of net cash in operating activities of $1.9 million.

Net cash used in operating activities of $1.9 million for the three months ended March 31, 2009 was primarily comprised of our net loss of $5.5 million, adjusted for non-cash items of depreciation of $0.8 million, stock-based compensation of $0.5 million, and a non-cash restructuring charge of $0.5 million, partially offset by a net decrease of $1.8 million in assets and liabilities. The $1.8 million net decrease in assets and liabilities primarily resulted from a $3.1 million decrease in accounts receivable, a $1.6 million decrease in inventories, and a $0.8 million decrease in prepaids and other assets, partially offset by a $2.5 million decrease in accounts payable, a $0.7 million decrease in other long-term liabilities, primarily minority interests, and a $0.5 million decrease in accrued liabilities.

Accounts receivable, net decreased by $3.1 million as of March 31, 2009 due to the weaker demand environment which resulted in lower sales volume and net increased by $4.4 million as of March 31, 2008, as a result of our increased sales volume. Our days sales outstanding (DSO) is 99 days as of March 31, 2009 and was 77 days as of March 31, 2008.

Inventories, net, decreased by $1.6 million, as we decreased inventory in work-in-process and finished goods by $2.1 million and shipped these out as sales, partially offset by a $0.5 million increase in raw materials as demand for raw material fell. Inventories, net, increased by $4.0 million as of March 31, 2008, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

Net cash used in operating activities of $4.4 million for the three months ended March 31, 2008 was primarily comprised of our net income of $2.0 million, adjusted for non-cash items of depreciation of $0.5 million, stock-based compensation of $0.2 million, partially offset by a realized gain on sale of investments of $0.5 million, and offset by a net increase of $6.6 million in assets and liabilities. The $6.6 million net increase in assets and liabilities primarily resulted from a $4.4 million increase in accounts receivable, a $4.0 million increase in inventories, a $1.7 million increase in prepaid expenses, a $0.9 million decrease in other long-term liabilities, primarily minority interests, a $0.2 million increase in other assets, a $0.1 million decrease in accrued liabilities, partially offset by a $4.5 million decrease in accounts payable, and a $0.2 million decrease in income taxes payable.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2009 was primarily from the purchase of property, plant and equipment of $0.1 million.

Net cash provided by investing activities of $8.7 million for the three months ended March 31, 2008 was primarily from the proceeds from the sale of investments of $10.8 million, proceeds from sale of assets held for sale of $5.1 million and the decrease of restricted cash of $0.2 million, partially offset by the purchase of investments totaling $6.4 million, and the purchase of property, plant and equipment, of $1.0 million.

In 2009, we expect to invest up to approximately $3.7 million in other projects at our China facilities, having delayed certain other expansion activities as a result of the impact of the current worldwide economic conditions.

Net cash used in financing activities of $30,000 for the three months ended March 31, 2009 consisted of payments of $30,000 related to our tenant improvement loan.

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

Outstanding contractual obligations as of March 31, 2009 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$3,000	$3,000	$—	$—	$—
Tenant improvement loan	552	75	156	169	152
Operating leases	1,963	300	578	573	512
Total	$5,515	$3,375	$734	$742	$664

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.1 million and $0.2 million for three months ended March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement became effective for financial statements issued for years beginning after November 15, 2007 and interim periods within that year. On February 12, 2008 the FASB issued FASB Staff Position (FSP) FAS 157-2. This FSP permits a delay in the effective date of SFAS 157 to years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. On February 14, 2008, the FASB issued FSP FAS 157-1 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements from the scope of SFAS 157. We adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. We adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will be applicable beginning with our fiscal 2009. We adopted this statement January 1, 2009. There was no impact upon adoption of on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires that minority interest be separately reported in the consolidated entity’s equity section and that no gain or loss shall be reported when transactions occur between the controlling interest and the non-controlling interests. Furthermore, the acquisition of non-controlling interest by the controlling interest is not treated as a business combination. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009. The presentation and disclosures required of SFAS 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. Early application of FSP EITF 03-6-1 is prohibited. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. SFAS 141(R), as modified by FSP 141(R)-1, is required to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R), as modified by FSP 141(R)-1, as of January 1, 2009 had no impact on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In April 2009, the FASB issued the three new accounting standards which are required to be adopted no later than periods ending after June 15, 2009. We are currently evaluating the impact of the following:

i.)  FASB Staff Position FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

iii.)  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of March 31, 2009, we had no outstanding commitments with respect to foreign exchange contracts.

During the first quarter of 2009, we recorded a net realized foreign exchange loss of $28,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the first quarter of 2009, we recorded unrealized foreign currency loss of $0.4 million, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2009	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$11,353	0.50%	$57	$51	$62
Cash equivalents	154	1.74	3	2	3
Investment in debt and equity instruments	20,960	4.29	899	809	989
Line of credit	(3,000)	1.78	(53)	(48)	(59)
Tenant improvement loan	(552)	4.00	(22)	(20)	(24)
			$884	$794	$971

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities. As of March 31, 2009, we have approximately $21.0 million in principal protected notes with Citicorp Smith Barney with a fair value of approximately $21.0 million. We expect to decrease our exposure to Citicorp Smith Barney as these principal protected notes come due and the underlying assets are placed into diversified securities.

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Three customers each accounted for 10% or more of our trade accounts receivable balance as of March 31, 2009 at 38%, 13% and 10%, respectively.

Equity Risk

We maintain minority investments in two privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2009, the minority investments totaled $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Principal Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, we completed the following changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

·      Dr. Philip C. S. Yin resigned as chairman and chief executive officer of the Company and as a member of the Board of Directors.  The Board of Directors invested Wilson W. Cheung, the Company’s Chief Financial Officer, with the responsibility of administering day-to-day operations following Dr. Yin’s resignation and authorized him to perform the functions of principal executive officer in addition to his function as Chief Financial Officer during the transition period pending the appointment of a successor Chief Executive Officer.

Subsequent to the completion of the quarter, we commenced implementation of further controls relating to employee business expenses, corporate gifts and business entertaining, and business development activities in connection with our ongoing effort to improve our control processes and corporate governance, and to monitor compliance with applicable rules and regulations.  We also determined to continue additional regular training for our employees, first conducted in April 2008, concerning matters relating to understanding of and compliance with our code of conduct, our process for reporting matters to our audit committee, and compliance with applicable rules and regulations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.33(5)	Separation Agreement and General Release of Claims between AXT, Inc. and Philip C.S. Yin.

31.1	Certification by Principal Executive Officer and Principal Financial Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on April 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 11, 2009	By:	/s/ WILSON W. CHEUNG
Wilson W. Cheung Chief Financial Officer and Corporate Secretary (Acting Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.33(5)	Separation Agreement and General Release of Claims between AXT, Inc. and Philip C.S. Yin.

31.1	Certification by Principal Executive Officer and Principal Financial Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001

(5) Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Form 8-K on April 20, 2009.