Form 10-K/A
period 2008-12-31
AXT INC
filed 2009-06-17
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

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

As of February 27, 2009, 30,512,899 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2009 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

EXPLANATORY NOTE	2

PART IV

Item 15. Exhibits and Financial Statement Schedules	3
SIGNATURES	4
REVISED INDEX TO EXHIBITS
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 32.1
EXHIBIT 99.1
EXHIBIT 99.2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2008 (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 31, 2009 (the “Original 10-K”), of AXT, Inc., a Delaware corporation (“AXT, the “Company”, or “we”).  We are filing this Amendment to amend Item 15 to include the separate financial statements of Xilingol Tongli Germanium Co. Ltd (“Tongli”), an equity method investment, and Emeishan Jia Mei High Purity Metals Co., Ltd (“Jia Mei”), also an equity method investment, in accordance with the requirements of Regulation S-X, Rule 3-09 of the Securities and Exchange Commission.  The financial statements of Tongli and Jia Mei were prepared by, and provided to, the Company by Beijing Topson Co., Ltd, Certified Public Accountants (“Topson”), and management of Tongli and Jia Mei is each solely responsible for the form and content of the respective Tongli and Jia Mei financial statements.

We are required to file the financial statements of Tongli and Jia Mei for the fiscal year ended December 31, 2008, because each of Tongli and Jia Mei meets certain tests of significance under Rule 3-09 of Regulation S-X.  Since the financial statements of Tongli and Jia Mei were not available on the date that we filed the Original 10-K, we are filing these financial statements by this Amendment, as provided by the applicable rules of the Securities and Exchange Commission.

This Amendment should be read in conjunction with the Original 10-K.  This Amendment amends Item 15. Exhibits and Financial Statement Schedules, to include the separate financial statements of Tongli and Jia Mei, as well as a consent of the independent auditors of Tongli and Jia Mei, and new certifications of AXT’s principal executive officer and principal financial officer.  Except for the amendments described above, this Amendment does not amend, modify or update in any way the Original 10-K, and the Original 10-K has not been amended or updated to reflect event occurring after March 31, 2009, except as specifically set forth in this Amendment.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(b)           Exhibits

See Index to Exhibits attached elsewhere to this Form 10-K. The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

Date: June 17, 2009	By:	/s/ WILSON W. CHEUNG
Wilson W. Cheung
Chief Financial Officer and Corporate Secretary
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILSON W. CHEUNG	Chief Financial Officer and Corporate Secretary	June 17, 2009
Wilson W. Cheung	(Principal Executive Officer and Principal Financial Officer)

/s/ RAYMOND A. LOW	Vice President, Corporate Controller	June 17, 2009
Raymond A. Low	(Principal Accounting Officer)

*	Chairman of the Board of Directors	June 17, 2009
Jesse Chen

*	Director	June 17, 2009
David C. Chang

*	Director	June 17, 2009
Leonard LeBlanc

*	Director	June 17, 2009
Morris S. Young

*By:	/s/ WILSON W. CHEUNG
Wilson W. Cheung, Attorney In Fact

AXT, Inc.

EXHIBITS

TO

FORM 10-K/A ANNUAL REPORT

For the Year Ended December 31, 2008

Exhibit Number	Description
23.2	Consent of Beijing Topson Co., Ltd., Independent Auditors of Xilingol Tongli Germanium Co. Ltd and Emeishan Jia Mei High Purity Metals Co., Ltd.
31.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited Financial Statements of Xilingol Tongli Germanium Co., Ltd. as of December 31, 2008 and for the year then ended.
99.2	Audited Financial Statements of Emeishan Jia Mei High Purity Metals Co., Ltd. as of December 31, 2008 and for the year then ended.