Form 10-Q
period 2009-06-30
AXT INC
filed 2009-08-10
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2009
Common Stock, $0.001 par value	30,664,390

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$12,413	$13,566
Short-term investments	18,216	17,756
Accounts receivable, net of allowances of $358 and $663 as of June 30, 2009 and December 31, 2008, respectively	12,883	11,497
Inventories, net	28,304	35,082
Prepaid expenses and other current assets	1,734	3,131
Total current assets	73,550	81,032
Property, plant and equipment, net	20,957	22,184
Restricted deposits	3,000	3,013
Other assets	5,531	5,433
Total assets	$103,038	$111,662

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,347	$6,657
Accrued liabilities	4,574	4,453
Line of credit	3,000	3,013
Current portion of long-term debt	74	73
Total current liabilities	11,995	14,196
Long-term debt, net of current portion	459	496
Other long-term liabilities	64	94
Total liabilities	12,518	14,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,664 and 30,513 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	187,373	186,754
Accumulated deficit	(106,028)	(99,232)
Accumulated other comprehensive income	3,432	2,580
Total AXT, Inc. stockholders’ equity	88,339	93,664

Noncontrolling interests	2,181	3,212
Total stockholders’ equity	90,520	96,876

Total liabilities and stockholders’ equity	$103,038	$111,662

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$13,055	$19,932	$20,709	$39,566
Cost of revenue	10,539	13,488	18,430	26,901
Gross profit	2,516	6,444	2,279	12,665

Operating expenses:
Selling, general and administrative	3,486	3,578	7,492	7,245
Research and development	355	569	815	1,073
Impairment on assets held for sale	—	—	—	83
Restructuring charge	—	—	507	—
Total operating expenses	3,841	4,147	8,814	8,401
Income (loss) from operations	(1,325)	2,297	(6,535)	4,264
Interest income, net	34	241	78	365
Other income (expense), net	321	(518)	(101)	409

Income (loss) before provision for income taxes	(970)	2,020	(6,558)	5,038
Provision for income taxes	308	635	312	1,195
Net income (loss)	(1,278)	1,385	(6,870)	3,843

Less: Net income (loss) attributable to noncontrolling interest	(2)	(648)	74	(1,147)
Net income (loss) attributable to AXT, Inc.	$(1,280)	$737	$(6,796)	$2,696

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.04)	$0.02	$(0.23)	$0.09
Diluted	$(0.04)	$0.02	$(0.23)	$0.08

Weighted average number of common shares outstanding:
Basic	30,439	30,421	30,437	30,403
Diluted	30,439	31,562	30,437	31,573

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to AXT, Inc.	$(6,796)	$2,696

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,570	967
Accretion of marketable securities premium	(6)	(2)
Loss (gain) on disposal of property, plant and equipment	4	(2)
Impairment on assets held for sale	—	83
Stock-based compensation	579	321
Restructuring charge	507	—
Realized loss (gain) on sale of investments	9	(326)
Changes in assets and liabilities:
Accounts receivable, net	(1,386)	(1,361)
Inventories	6,766	(13,598)
Prepaid expenses and other current assets	1,394	(2,143)
Other assets	(101)	(439)
Accounts payable	(2,302)	9,459
Accrued liabilities	(385)	752
Other long-term liabilities	(1,057)	(908)
Net cash used in operating activities	(1,204)	(4,501)

Cash flows from investing activities:
Purchases of property, plant and equipment	(390)	(3,079)
Proceeds from sale of property, plant and equipment	—	4
Proceeds from sale of assets held for sale	—	5,057
Purchases of marketable securities	(13)	(11,737)
Proceeds from sale of marketable securities	440	14,495
Decrease in restricted deposits	13	300
Net cash provided by investing activities	50	5,040

Cash flows from financing activities:
Proceeds from issuance of common stock, net	40	149
Long-term debt payments	(49)	(288)
Net cash used in financing activities	(9)	(139)
Effect of exchange rate changes on cash and cash equivalents	10	512
Net increase (decrease) in cash and cash equivalents	(1,153)	912
Cash and cash equivalents at the beginning of the period	13,566	18,380
Cash and cash equivalents at the end of the period	$12,413	$19,292

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 11, 2009.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of SFAS 123(R). The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$10	$15	$23	$31
Selling, general and administrative	93	93	511	215
Research and development	18	43	45	75

Total stock-based compensation	121	151	579	321
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$121	$151	$579	$321

Effect on basic net income (loss) per share	$0.00	$0.00	$0.02	$0.01
Effect on diluted net income (loss) per share	$0.00	$0.00	$0.02	$0.01

As of June 30, 2009 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $645,000, net of estimated forfeitures of $106,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.66 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2009 due to the immateriality of the amount.

The amortization of stock compensation under SFAS 123(R) for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123(R), and the SEC Staff Accounting Bulletin No. 107. There were no stock option grants made in the three and six months ended June 30, 2009 and no options were granted in the three months ended June 30, 2008. The fair value of our stock options granted to employees for the six months ended June 30, 2008 was estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2009	2008
Expected term (in years)	n/a	4.0

Volatility	n/a	60.79%

Expected dividend	n/a	0%

Risk-free interest rate	n/a	2.69%

Estimated forfeitures	5.07%	4.3%

Weighted-average fair value	n/a	$5.09

The following table summarizes the stock option transactions during the six months ended June 30, 2009 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2008	2,764	$2.74

Granted	—	—

Exercised	(31)	1.31

Canceled and expired	(118)	4.28

Options outstanding as of June 30, 2009	2,615	$2.68	4.93	$116

Options vested and expected to vest as of June 30, 2009	2,587	$2.68	4.68	$116

Options exercisable as of June 30, 2009	2,164	$2.62	4.11	$115

As of December 31, 2008, options to purchase 1,914,000 shares at a weighted average exercise price of $2.58 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.38 on June 30, 2009, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exerciseable as of June 30, 2009 was 1,153,000.

The options outstanding and exercisable as of June 30, 2009 were in the following exercise price ranges:

Options Outstanding as of June 30, 2009				Options Exercisable as of June 30, 2009
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.17 - $1.38	1,162,425	$1.28	4.19	1,141,720	$1.28
$1.39 - $1.40	1,094	$1.40	5.70	1,094	$1.40
$1.41 - $2.24	791,838	$1.89	5.25	518,282	$2.04
$2.25 - $6.31	605,743	$4.99	5.29	453,340	$4.72
$6.32 - $41.50	53,500	$18.98	2.30	53,500	$18.98
	2,614,600	$2.68	4.73	2,167,936	$2.62

There were 31,000 options exercised in the three and six months ended June 30, 2009. The total intrinsic value of options exercised for the three and six months ended June 30, 2009 was $2,000. Cash received from options exercised for the three months ended June 30, 2009 was $40,000. The total intrinsic value of options exercised for the three and six months ended June 30, 2008 was $117,000 and $245,000, respectively. Cash received from option exercises for the three and six months ended June 30, 2008 was $81,000 and $149,000, respectively.

A summary of activity related to restricted stock awards for the six months ended June 30, 2009 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2008	78,544	$2.12
Restricted stock shares granted	120,908	$0.88
Restricted stock shares vested	(3,532)	$3.77
Non-vested restricted stock shares outstanding as of June 30, 2009	195,920	$1.33

As of June 30, 2009 and 2008, we had $212,000 and $68,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards respectively, which will be recognized over the weighted average period of 2.47 and 2.02 years, respectively. During the six months ended June 30, 2009 and 2008, 3,532 shares and 3,536 shares of restricted stock vested respectively.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$11,807	$—	$—	$11,807	$13,385	$—	$—	$13,385
Cash equivalents:
Money market fund	606	—	—	606	181	—	—	181

Total cash equivalents	606	—	—	606	181	—	—	181

Total cash and cash equivalents	12,413	—	—	12,413	13,566	—	—	13,566

Investments:
Corporate bonds	21,905	—	(689)	21,216	22,348	—	(1,579)	20,769
Total investments	21,905	—	(689)	21,216	22,348	—	(1,579)	20,769
Total cash, cash equivalents and investments	$34,318	—	$(689)	$33,629	$35,914	$—	$(1,579)	$34,335
Contractual maturities on investments:
Due within 1 year	$14,405			$14,049	$4,060			$3,822
Due after 1 through 5 years	7,000			7,167	18,288			16,947
	$21,905			$21,216	$22,348			$20,769

The investments include $3.0 million recorded as restricted deposits on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. The $3.0 million restricted deposit was a drawdown of our line of credit facility, with an annual interest rate of 1.57% as of June 30, 2009.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and six months ended June 30, 2009 we had $9,000 gross realized losses on sales of our available-for-sale securities. For the three and six months ended June 30, 2008 we had $133,000 in gross realized losses and $326,000 in gross realized gains on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2009 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2009 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$7,167	$(333)	$14,049	$(356)	$21,216	$(689)
Total in loss position	$7,167	$(333)	$14,049	$(356)	$21,216	$(689)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $3.9 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively. We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of June 30, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

On January 1, 2008, we adopted SFAS 157 which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

	Balance as of June 30, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Money market fund	$606	$606	$—
Corporate bonds	21,216	—	21,216
Total	$21,822	$606	$21,216
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first six months of 2009 or 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2009	2008
Inventories, net:
Raw materials	$13,965	$17,863
Work in process	11,108	12,961
Finished goods	3,231	4,258
	$28,304	$35,082

Note 5. Impairment on Assets Held For Sale

During the six months ended June 30, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same six month period ended June 30, 2009.

Note 6. Restructuring Charge

As of June 30, 2009, our restructuring accrual is as follows: (in thousands):

	Restructuring Accrual as of December 31, 2008	Additions	Payments	Restructuring Accrual as of June 30, 2009
Workforce reduction	$—	$507	$(507)	$—
Total	$—	$507	$(507)	$—

In March 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid during the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first six months of 2008.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to AXT, Inc.	$(1,280)	$737	$(6,796)	$2,696
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$(1,324)	$693	$(6,884)	$2,608
Denominator:
Denominator for basic net income per share - weighted average common shares	30,439	30,421	30,437	30,403
Effect of dilutive securities:
Common stock options	—	1,141	—	1,170
Denominator for dilutive net income per common share	30,439	31,562	30,437	31,573
Basic net income (loss) per share	$(0.04)	$0.02	$(0.23)	$0.09
Diluted net income (loss) per share	$(0.04)	$0.02	$(0.23)	$0.08
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,615	130	2,615	130

Note 8. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss) attributable to AXT, Inc.	$(1,280)	$737	$(6,796)	$2,696
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	(42)	502	(40)	1,454
Change in unrealized gain (loss) on available-for-sale investments, net of tax	703	(150)	890	(697)
Total other comprehensive income, net of tax	661	352	850	757
Comprehensive income	(619)	1,089	(5,946)	3,453
Comprehensive income attributable to the noncontrolling interest	1	99	2	299
Comprehensive income (loss) attributable to AXT, Inc.	$(618)	$1,188	$(5,944)	$3,752

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

Product Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue by product type:
GaAs substrates	$10,108	$13,142	$15,120	$26,862
InP substrates	684	500	1,174	978
Ge substrates	1,217	1,384	1,839	2,769
Raw materials and other	1,046	4,906	2,576	8,957
Consolidated	$13,055	$19,932	$20,709	$39,566

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2009	2008	2009	2008
Revenue by geographic region:
North America*	$2,428	$5,437	$4,164	$10,436
Europe	2,264	3,966	4,477	6,783
Japan	2,038	4,595	3,190	8,735
Taiwan	2,746	2,061	3,435	4,868
Asia Pacific	3,579	3,873	5,443	8,744
Consolidated	$13,055	$19,932	$20,709	$39,566

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2009	2008
Long-lived assets by geographic region:
North America	$716	$867
China	20,241	21,317
	$20,957	$22,184

Significant Customers

Beginning 2008, we have grouped sales to all IQE companies as sales to one customer. The IQE group typically represents more than 10% of our reported revenue for any given period.  Two customers represented 16.0% and 11.6% of revenues for the three month period ended June 30, 2009 while two customers represented 11.6% and 11.1% of revenues for the three month period ended June 30, 2008. Two customers represented 15.3% and 11.5% of revenues for the six month period ended June 30, 2009 while no customers represented more than 10% of revenues for the six month period ended June 30, 2008. Our top five customers represented 43.4% and 45.5% of revenue for the three month periods ended June 30, 2009 and 2008, respectively. Our top five customers represented 40.3% and 34.6% of revenue for the six month periods ended June 30, 2009 and 2008, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2009	2008	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	3,094	2,906	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	793	843	Equity	25%

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

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $3.9 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three and six months ended June 30, 2009 the three consolidated joint ventures had income of $83,000 and a loss of ($167,000), respectively of which $2,000 and ($74,000) were allocated to minority interests, resulting in income of $81,000 and a loss of ($93,000) included in our net loss, respectively. During the three and six months ended June 30, 2008 the three consolidated joint ventures generated $1.6 million and $2.9 million of income, respectively of which $0.6 million and $1.1 million were allocated to minority interests, resulting in $1.0 million and $1.8 million included in our net income, respectively. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $139,000 and $461,000 for the six months ended June 30, 2009 and 2008, respectively. Undistributed retained earnings relating to all our investments in these companies were $11.2 million, and $11.1 million, respectively as of June 30, 2009 and December 31, 2008, respectively.

Our two minority-owned joint ventures that are not consolidated had the following summarized income information (in thousands) for the three and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$4,111	$3,107	$6,215	$6,114
Gross profit	1,164	1,704	1,851	3,180
Operating income	675	1,222	748	2,227
Net income	526	906	555	1,842

We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of June 30, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Beginning accrued warranty and related costs	$1,463	$996	$1,640	$1,030
Charged to cost of revenue	242	379	318	408
Actual warranty expenditures	(210))	(66)	(463)	(129)
Ending accrued warranty and related costs	$1,495	$1,309	$1,495	$1,309

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. Our purchase agreement to purchase eighteen thousand kilograms of gallium from Recapture Metals expired on December 31, 2008. As of June 30, 2009, we do not have any material purchase obligations.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $183,000 and foreign currency transaction exchange losses of $593,000 for the three month periods ended June 30, 2009, and 2008, respectively. We incurred foreign currency transaction exchange losses of $253,000 and $404,000 for the six month periods ended June 30, 2009, and 2008, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. Accordingly, we adopted the provisions of SFAS 165 in the second quarter of 2009 and it did not have a material impact on our consolidated financial statements. Refer to Note 15 for our disclosure on subsequent events.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Note 15. Subsequent Event

On July 20, 2009, we announced the appointment of Dr. Morris S. Young as Chief Executive Officer, effective July 16, 2009. Dr. Young fills the vacancy created by the March 2009 departure of Dr. Philip C.S. Yin as the Company’s chief executive officer. Dr. Young continues to serve as a member of the Board of Directors of the Company but will no longer be eligible for compensation for his services as a director but instead will be paid compensation as disclosed on the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 20, 2009.

In accordance with SFAS No. 165, “Subsequent Events,” we have evaluated subsequent events through the date that the consolidated financial statements were filed with the Securities and Exchange Commission on August 10, 2009. No events have taken place, other than the appointment of Dr. Morris S. Young as chief executive officer, that meet the definition of a subsequent event that require disclosure in this filing.

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. We also have three majority-owned and two minority-owned joint ventures in China which provide us favorable pricing, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate the three ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share. However, the economic downturn that began in 2008, coupled with inventory overhang in the industry put pressure on our financial performance in 2008 and has continued to have an impact on our results in 2009.

While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future business in 2009. Following very challenging industry conditions early in the year, we are pleased to report that the improvements we began to see at the end of the first quarter continued through the second quarter, resulting in stronger sales and improved gross margins. We believe that inventory levels in the supply chain have improved from the first quarter, with the exception of our gallium raw materials, which are not expected to begin to recover until later in 2009.  Our qualification efforts in both gallium arsenide and germanium substrates have been very successful and we are pleased with our increasing diversification in these areas.

As of June 30, 2009, our principal sources of liquidity were $30.6 million in cash and cash equivalents and short-term investments, excluding restricted deposits. Cash and cash equivalents and short-term investments of $30.6 million increased by $1.1 million in the second quarter of 2009 compared to the first quarter of 2009.

On July 20, 2009, we announced the appointment of Dr. Morris S. Young as Chief Executive Officer, effective July 16, 2009.  Dr. Young fills the vacancy created by the March 2009 departure of Dr. Philip C.S. Yin as the Company’s chief executive officer. Dr. Young continues to serve as a member of the Board of Directors of the Company.

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

As of June 30, 2009 and December 31, 2008, our accounts receivable, net, balance was $12.9 million and $11.5 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $663,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2009 and December 31, 2008, accrued product warranties totaled $1.5 million and $1.6 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of each of June 30, 2009 and December 31, 2008, we had an inventory reserve of $12.5 million and $12.0 million, respectively for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
		($ in thousands)
GaAs	$10,108	$13,142	$(3,034)	(23.1)%
InP	684	500	184	36.8%
Ge	1,217	1,384	(167)	(12.1)%
Raw materials and other	1,046	4,906	(3,860)	(78.7)%
Total revenue	$13,055	$19,932	$(6,877)	(34.5)%

Revenue decreased $6.9 million, or 34.5%, to $13.1 million for the three months ended June 30, 2009 from $19.9 million for the three months ended June 30, 2008. Total GaAs substrate revenue decreased $3.0 million, or 23.1%, to $10.1 million for the three months ended June 30, 2009 from $13.1 million for the three months ended June 30, 2008. The decline in revenue was primarily due to the overall weaker demand environment and inventory overhang, affecting sales of all diameters.

Sales of 5 inch and 6 inch diameter GaAs substrates were $4.4 million for the three months ended June 30, 2009 compared to $6.1 million for the three months ended June 30, 2008. Despite our renewed supply agreement with IQE plc for 2009, the demand from their end customers also dropped due to the worldwide economic slowdown causing IQE as well as our other customers to temporarily utilize their excess inventory. However, under our agreement with IQE, they have agreed to purchase from us a minimum of approximately $14.3 million of GaAs substrates through March 2010 and accordingly we expect demand from IQE group will increase in the latter half of 2009.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $5.7 million for the three months ended June 30, 2009 compared with $7.1 million for the three months ended June 30, 2008. Similar to the larger diameter substrate customers, the decrease in revenue from smaller diameter substrates was due to the drop in demand from our LED semi-conducting customers while they continue to utilize their excess inventory.

InP substrate revenue increased $0.2 million, or 36.8%, to $684,000 for the three months ended June 30, 2009 from $500,000 for the three months ended June 30, 2008 as demand from customers in the optical networking industry has remained steady.

Ge substrate revenue decreased $0.2 million, or 12.1%, to $1.2 for the three months ended June 30, 2009 from $1.4 million for the three months ended June 30, 2008. While our Ge substrate revenue has dropped in the first quarter of 2009, our newly qualified European customer began to release full production orders during the second quarter of 2009 for concentrated photovoltaic solar applications.

Raw materials revenue decreased $3.9 million, or 78.7%, to $1.0 million for the three months ended June 30, 2009 from $4.9 million for the three months ended June 30, 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture Jiya has experienced the impact of the slowdown causing their customers to postpone or cancel orders while utilizing excess inventory.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
		($ in thousands)
GaAs	$15,120	$26,862	$(11,742)	(43.7)%
InP	1,174	978	196	20.0%
Ge	1,839	2,769	(930)	(33.6)%
Raw materials and other	2,576	8,957	(6,381)	(71.2)%
Total revenue	$20,709	$39,566	$(18,857)	(47.7)%

Revenue decreased $18.9 million, or 47.7%, to $20.7 million for the six months ended June 30, 2009 from $39.6 million for the six months ended June 30, 2008. Total GaAs substrate revenue decreased $11.7 million, or 43.7%, to $15.1 million for the six months ended June 30, 2009 from $26.9 million for the six months ended June 30, 2008. The decline in revenue was primarily due to the overall weaker demand environment and inventory overhang, affecting sales of all diameters.

Sales of 5 inch and 6 inch diameter GaAs substrates were $5.7 million for the six months ended June 30, 2009 compared to $12.9 million for the six months ended June 30, 2008. Despite our renewed supply agreement with IQE plc for 2009, the demand from their end customers also dropped due to the worldwide economic slowdown causing IQE as well as our other customers to temporarily utilize their excess inventory. However, under our agreement with IQE, they have agreed to purchase from us a minimum of approximately $14.3 million of GaAs substrates through March 2010 and accordingly we expect demand from IQE group will increase in the latter half of 2009.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $9.5 million for the six months ended June 30, 2009 compared with $13.9 million for the six months ended June 30, 2008. Similar to the larger diameter substrate customers, the decrease in revenue from smaller diameter substrates was due to the drop in demand from our LED semi-conducting customers while they continue to utilize their excess inventory.

InP substrate revenue increased $0.2 million, or 20.0%, to $1.2 million for the six months ended June 30, 2009 from $1.0 million for the six months ended June 30, 2008 as demand from customers in the optical networking industry has remained steady.

Ge substrate revenue decreased $0.9 million, or 33.6%, to $1.8 for the six months ended June 30, 2009 from $2.8 million for the six months ended June 30, 2008. While our Ge substrate revenue has dropped in the first quarter of 2009, our newly qualified European customer began to release full production orders during the second quarter of 2009 for concentrated photovoltaic solar applications.

Raw materials revenue decreased $6.4 million, or 71.2%, to $2.6 million for the six months ended June 30, 2009 from $9.0 million for the six months ended June 30, 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture Jiya has experienced the impact of the slowdown causing their customers to postpone or cancel orders while utilizing excess inventory.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
North America *	$2,428	$5,437	$(3,009)	(55.3)%
% of total revenue	19%	27%
Europe	2,264	3,966	(1,702)	(42.9)%
% of total revenue	17%	20%
Japan	2,038	4,595	(2,557)	(55.6)%
% of total revenue	16%	23%
Taiwan	2,746	2,061	685	33.2%
% of total revenue	21%	10%
Asia Pacific (excluding Japan and Taiwan)	3,579	3,873	(294)	(7.6)%
% of total revenue	27%	20%
Total revenue	$13,055	$19,932	$(6,877)	(34.5)%

*Primarily the United States

Revenue from customers in North America decreased by $3.0 million, or 55.3%, to $2.4 million for the three months ended June 30, 2009 from $5.4 million for the three months ended June 30, 2008 as the demand for substrates fell by $2.4 million while the demand for raw materials fell by $0.6 million. We expect our North America revenue to increase in the latter part of 2009 based upon a renewed supply agreement we signed in the fourth quarter of 2008 with IQE plc. Under the terms of the agreement, IQE plc has agreed to purchase from us a minimum of approximately $14.3 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates. All substrates ordered pursuant to the agreement are to be shipped by the end of March 2010.

Revenue from customers in Europe decreased by $1.7 million, or 42.9%, to $2.3 million for the three months ended June 30, 2009 from $4.0 million for the three months ended June 30, 2008. This decrease came primarily from decreased raw material sales of $0.9 million to customers in The Netherlands, and decreased substrate sales to customers in Germany of $0.6 million and to customers in France of $0.2 million due to decreased demand.

Revenue from customers in Japan decreased by $2.6 million, or 55.6%, to $2.0 million for the three months ended June 30, 2009 from $4.6 million for the three months ended June 30, 2008. Raw material sales of 4N gallium decreased by $2.1 million as demand fell while substrate sales decreased by $0.5 million, particularly in large diameter wafers.

Revenue from customers in Taiwan increased by $0.7 million, or 33.2%, to $2.7 million for the three months ended June 30, 2009 from $2.0 million for the three months ended June 30, 2008. The increase came mainly from three existing customers for small diameter wafers used in the LED market.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $0.3 million, or 7.6%, to $3.6 million for the three months ended June 30, 2009 from $3.9 million for the three months ended June 30, 2008. Sales to customers in China decreased by $0.8 million, which was partially offset by increased sales of $0.5 million to customers in Singapore, one of which is part of the IQE group.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
North America *	$4,164	$10,436	$(6,272)	(60.1)%
% of total revenue	20%	26%
Europe	4,477	6,783	(2,306)	(34.0)%
% of total revenue	22%	17%
Japan	3,190	8,735	(5,545)	(63.5)%
% of total revenue	15%	22%
Taiwan	3,435	4,868	(1,433)	(29.4)%
% of total revenue	17%	12%
Asia Pacific (excluding Japan and Taiwan)	5,443	8,744	(3,301)	(37.8)%
% of total revenue	26%	22%
Total revenue	$20,709	$39,566	$(18,857)	(47.7)%

*Primarily the United States

Revenue from customers in North America decreased by $6.3 million, or 60.1%, to $4.2 million for the six months ended June 30, 2009 from $10.4 million for the six months ended June 30, 2008 as the demand for substrates fell by $4.6 million while the demand for raw materials fell by $1.7 million. We expect our North America revenue to increase in the latter part of 2009 based upon a renewed supply agreement we signed in the fourth quarter of 2008 with IQE plc. Under the terms of the agreement, IQE plc has agreed to purchase from us a minimum of approximately $14.3 million of 4-inch and 6-inch semi-insulating gallium arsenide (GaAs) substrates. All substrates ordered pursuant to the agreement are to be shipped by the end of March 2010.

Revenue from customers in Europe decreased by $2.3 million, or 34.0%, to $4.5 million for the six months ended June 30, 2009 from $6.8 million for the six months ended June 30, 2008. This decrease came primarily from decreased raw material sales of $1.0 million to customers in The Netherlands, and decreased substrate sales to customers in Germany of $1.0 million and to customers in France of $1.0 million due to decreased demand, partially offset by increased demand from customers in the United Kingdom of $0.6 million, one of which is part of the IQE group with whom we renewed a supply agreement in the fourth quarter of 2008. Substrate sales to other customers in Europe decreased by $0.1 million.

Revenue from customers in Japan decreased by $5.5 million, or 63.5%, to $3.2 million for the six months ended June 30, 2009 from $8.7 million for the six months ended June 30, 2008. Raw material sales of 4N gallium decreased by $3.5 million as demand fell while substrate sales decreased by $2.0 million, particularly in large diameter wafers.

Revenue from customers in Taiwan decreased by $1.4 million, or 29.4%, to $3.4 million for the six months ended June 30, 2009 from $4.9 million for the six months ended June 30, 2008. The decrease came mainly from one major existing customer for large diameter wafers due to a fall in demand.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $3.3 million, or 37.8%, to $5.4 million for the six months ended June 30, 2009 from $8.7 million for the six months ended June 30, 2008. Decrease in demand caused sales to customers in China to decrease by $2.9 million, sales to customers in Singapore to decrease by $0.2 million, and sales to customers in Korea to decrease by $0.1 million.

Gross Margin

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Gross profit	$2,516	$6,444	$(3,928)	(60.9)%
Gross Margin %	19.3%	32.3%

Gross margin decreased to 19.3% of total revenue for the three months ended June 30, 2009 from 32.3% of total revenue for the three months ended June 30, 2008. Gross margins in the three months ended June 30, 2009 and 2008 were positively impacted by sales of approximately $633,000 and $735,000, respectively, of GaAs wafers that were previously fully reserved. The 19.3 percent gross margin for the three months ended June 30, 2009 was primarily due to the lower absorption rates as a result of reduced sales from the fourth quarter of 2008, and hence lower production volume. Since late 2008, our gallium joint venture in China also continued to source finished products from an independent third party supplier, resulting in low gross margin. Our gallium joint venture continues to discuss with this third party supplier an agreement to purchase and distribute a certain amount of its product on an ongoing basis, in amounts representing up to 50% of our joint venture’s total customer commitments.  This third-party provider has a substantial share of the available gallium and is interested in partnering with our joint venture in order to leverage its distribution capabilities. Although this potential partnership would provide additional capacity to our joint venture and increase its competitive position, should an agreement be formalized, our raw materials gross margin would be negatively impacted. In addition, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Conversely, product mix contributed to higher gross profit for the three months ended June 30, 2008 as we sold a greater amount of larger diameter substrates which contributed higher gross profit and during the three months ended June 30, 2008, our manufacturing facility in Beijing was operating at almost full capacity, which resulted in higher absorption rates.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Gross profit	$2,279	$12,665	$(10,386)	(82.0)%
Gross Margin %	11.0%	32.0%

Gross margin decreased to 11.0% of total revenue for the six months ended June 30, 2009 from 32.0% of total revenue for the six months ended June 30, 2008. Gross margins in the six months ended June 30, 2009 and 2008 were positively impacted by sales of approximately $1.0 million and $1.4 million, respectively, of GaAs wafers that were previously fully reserved. The 11.0 percent gross margin for the six months ended June 30, 2009 was primarily due to the lower absorption rates as a result of reduced sales from the fourth quarter of 2008, and hence lower production volume. Since late 2008, our gallium joint venture in China also continued to source finished products from an independent third party supplier, resulting in low gross margin. Our gallium joint venture continues to discuss with this third party supplier an agreement to purchase and distribute a certain amount of its product on an ongoing basis, in amounts representing up to 50% of our joint venture’s total customer commitments.  This third-party provider has a substantial share of the available gallium and is interested in partnering with our joint venture in order to leverage its distribution capabilities. Although this potential partnership would provide additional capacity to our joint venture and increase its competitive position, should an agreement be formalized, our raw materials gross margin would be negatively impacted. In addition, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Conversely, product mix contributed to higher gross profit for the six months ended June 30, 2008 as we sold a greater amount of larger diameter substrates which contributed higher gross profit and during the six months ended June 30, 2008, our manufacturing facility in Beijing was operating at almost full capacity, which resulted in higher absorption rates.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,486	$3,578	$(92)	(2.6)%
% of total revenue	26.7%	18.0%

Selling, general and administrative expenses decreased $0.1 million, or 2.6%, to $3.5 million for the three months ended June 30, 2009 from $3.6 million for the three months ended June 30, 2008. The decrease was from $0.2 million lower health insurance costs in China due to a national refund received, $0.2 million from the absence of bonus accruals in 2009, $0.1 million less rent expense at our Fremont, CA facility, $0.1 million less travel expenses from cost cutting and from no travel by our former CEO, partially offset by $0.3 million accrued employee-related expenses, $0.2 million increase in bad debt allowance as we provide for a slow paying U. S. customer.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,492	$7,245	$247	3.4%
% of total revenue	36.2%	18.3%

Selling, general and administrative expenses increased $0.3 million, or 3.4%, to $7.5 million for the six months ended June 30, 2009 from $7.2 million for the six months ended June 30, 2008. The increase was from $0.6 million increased legal fees as a result of matters relating to the change in management in March 2009, $0.3 million severance pay for our former chief executive officer, $0.3 million in related stock compensation expense for his stock option acceleration, and $0.3 million accrued employee-related expenses, partially offset by $0.4 million from the absence of bonus accruals in 2009, $0.3 million less rent expense at our Fremont, CA facility, $0.2 million less travel expenses from cost cutting and from no travel by our former CEO, $0.1 million less sales commissions due to reduced sales volume, $0.1 million lower health insurance costs in China due to a national refund received, and $0.1 million less labor costs in our joint ventures, mainly from the absence of bonus accruals beginning in 2009.

Research and Development

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Research and development	$355	$569	$(214)	(37.6)%
% of total revenue	2.7%	2.9%

Research and development expenses decreased $0.2 million, or 37.6% to $0.4 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008. The decrease was primarily due to $0.1 million less labor costs as a result of our restructuring in March 2009 and the absence of bonus accruals beginning in 2009, and $0.1 million less outside consulting costs.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Research and development	$815	$1,073	$(258)	(24.0)%
% of total revenue	3.9%	2.7%

Research and development expenses decreased $0.3 million, or 24.0%, to $0.8 million for the six months ended June 30, 2009 from $1.1 million for the six months ended June 30, 2008. The decrease was primarily due to $0.2 million less labor costs as a result of our restructuring in March 2009 and the absence of bonus accruals beginning in 2009, and $0.1 million less outside consulting costs.

Impairment (Recovery) on Assets Held For Sale

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$—	$83	$(83)	NM
% of total revenue	0.0%	0.2%

NM = % not meaningful

During the first quarter of 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the three and six month periods ended June 30, 2009.

Restructuring Charge

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$507	$—	$507	NM
% of total revenue	2.4%	0.0%

NM = % not meaningful

During the first quarter of 2009, we further reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first six months of 2008.

Interest Income, net

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Interest income, net	$34	$241	$(207)	(85.9)%
% of total revenue	0.3%	1.2%

Interest income, net decreased $0.2 million to $34,000 for the three months ended June 30, 2009 from $0.2 million for the three months ended June 30, 2008.  Interest income, net for the three months ended June 30, 2009 was lower due to the overall lower balances of our cash and investments and with lower yields after we paid down on our taxable revenue bond in July 2008, while interest income, net for the three months ended June 30, 2008 had higher cash balances and with higher yields.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Interest income, net	$78	$365	$(287)	(78.6)%
% of total revenue	0.4%	0.9%

Interest income, net decreased $0.3 million to $78,000 for the six months ended June 30, 2009 from $0.4 million for the six months ended June 30, 2008.  Interest income, net for the six months ended June 30, 2009 was lower due to the overall lower balances of our cash and investments and with lower yields after we paid down on our taxable revenue bond in July 2008, while interest income, net for the six months ended June 30, 2008 had higher cash balances and with higher yields.

Other Income (Loss), net

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$321	$(518)	$839	161.9%
% of total revenue	2.5%	(2.6)%

Other income, net was $321,000 for the three months ended June 30, 2009 primarily due to unrealized foreign exchange gains of $0.2 million and investment income of $0.1 million from the two minority-owned joint ventures that are not consolidated. Other loss, net was $518,000 for the three months ended June 30, 2008 primarily due to foreign exchange loss of $593,000, offset by investment income of $75,000 from the same minority-owned joint ventures that are not consolidated.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$(101)	$409	$(510)	(124.7)%
% of total revenue	(0.5)%	1.0%

Other loss, net was $0.1 million for the six months ended June 30, 2009 primarily due to unrealized foreign exchange loss of $0.3 million, offset by investment income of $0.2 million from the two minority-owned joint ventures that are not consolidated. Other income, net was $409,000 for the six months ended June 30, 2008 primarily due to investment income of $0.5 million from the same minority-owned joint ventures that are not consolidated, and realized gain on sale of investments of $0.3 million, offset by foreign exchange losses of $0.4 million.

Noncontrolling interest

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(2)	$(648)	$646	99.7%
% of total revenue	0.0%	(3.3)%

NM = % not meaningful

Noncontrolling interest increased $0.6 million to $2,000 for the three months ended June 30, 2009 from $(0.6) million for the three months ended June 30, 2008 indicating less profitability from our China joint venture operations as raw materials sales have declined due to weaker demand environment causing our customers to continue to utilize their excess inventory.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$74	$(1,147)	$1,221	106.5%
% of total revenue	0.0%	(2.9)%

Noncontrolling interest increased $1.2 million to $74,000 for the six months ended June 30, 2009 from $(1.1) million for the six months ended June 30, 2008 indicating less profitability from our China joint venture operations as raw materials sales have declined due to weaker demand environment causing our customers to continue to utilize their excess inventory.

Provision for Income Taxes

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$308	$635	$(327)	(51.5)%
% of total revenue	2.4%	3.2%

We provided for income taxes of $0.3 million for our China operations for the three months ended June 30, 2009 compared to $0.6 million for the three months ended June 30, 2008. The decrease in tax provision was primarily due to our overall loss position for the first six months of 2009 compared to the same period last year. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

	Six Months Ended June 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$312	$1,195	$(883)	(73.9)%
% of total revenue	1.5%	3.0%

We provided for income taxes of $0.3 million for our China operations for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008. The decrease in tax provision was primarily due to our overall loss position for the first six months of 2009 compared to the same period last year. Beginning in 2008, the tax provision was calculated based on the assumption that we will no longer receive refunds for profit reinvestments in China.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity were $30.6 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. All of our short-term investments in corporate bonds (see note 3) are invested in Citigroup guaranteed instruments.

Cash and cash equivalents and short-term investments of $30.6 million increased by $1.2 million in the second quarter of 2009 compared to the first quarter of 2009.

Net cash used in operating activities of $1.2 million for the six months ended June 30, 2009 was primarily comprised of our net loss of $6.8 million, adjusted for non-cash items of depreciation of $1.6 million, stock-based compensation of $0.6 million, and a restructuring charge of $0.5 million, partially offset by a net decrease of $2.9 million in assets and liabilities. The $2.9 million net decrease in assets and liabilities primarily resulted from a $6.8 million decrease in inventory, a $1.4 million decrease in prepaid expenses, partially offset by a $2.3 million decrease in accounts payable, a $1.4 million increase in accounts receivable, a $1.1 million decrease in other long-term liabilities, a $0.4 million decrease in accrued liabilities, and a $0.1 million increase in other assets.

Accounts receivable, net increased by $1.4 million as of June 30, 2009 compared to December 31, 2008 due to higher sales volume. Our days sales outstanding (DSO) is 90 days as of June 30, 2009 and was 68 days as of December 31, 2008. Our DSO was lower in 2008 as we had higher raw material sales which have quicker collection cycles than our substrate sales.

Inventories, net, decreased by $6.8 million, as we decreased raw materials by $3.9 million as we held back on purchasing and consumed what we needed from existing inventory, and we decreased work-in-process and finished goods by $2.9 million as we shipped these out as sales. Inventories, net, increased by $13.6 million as of June 30, 2008, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

Net cash used in operating activities of $4.5 million for the six months ended June 30, 2008 was primarily comprised of our net income of $2.7 million, adjusted for non-cash items of depreciation of $1.0 million, stock-based compensation of $0.3 million, partially offset by a realized gain on sale of investments of $0.3 million, and offset by a net increase of $8.2 million in assets and liabilities. The $8.2 million net increase in assets and liabilities primarily resulted from a $13.6 million increase in inventories, a $2.1 million increase in prepaid expenses, a $1.4 million increase in accounts receivable, $0.9 million decrease in other long-term liabilities, and a $0.4 million increase in other assets, partially offset by a $9.5 million increase in accounts payable, a $0.7 million increase in accrued liabilities.

Net cash provided by investing activities of $0.1 million for the six months ended June 30, 2009 was primarily from the proceeds on sale of marketable securities of $0.5 million, partially offset by the purchase of property, plant and equipment of $0.4 million.

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

We expect to invest up to approximately $4.8 million in capital projects at our China facilities for the remainder of 2009, having delayed certain expansion activities as a result of the impact of the current worldwide economic conditions.

Net cash used in financing activities of $9,000 for the six months ended June 30, 2009 consisted of payments of $49,000 related to our tenant improvement loan, partially offset by net proceeds of $40,000 on the issuance of common stock.

Net cash used in financing activities of $139,000 for the six months ended June 30, 2008 consisted scheduled payments of $288,000 related to long-term borrowings, partially offset by $149,000 from the proceeds from the exercise of employee stock options.

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

Outstanding contractual obligations as of June 30, 2009 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$3,000	$3,000	$—	$—	$—
Tenant improvement loan	533	74	158	171	130
Operating leases	1,889	303	571	578	437
Total	$5,422	$3,377	$729	$749	$567

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. Accordingly, we adopted the provisions of SFAS 165 in the second quarter of 2009 and it did not have a material impact on our consolidated financial statements. Refer to Note 15 for our disclosure on subsequent events.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of June 30, 2009, we had no outstanding commitments with respect to foreign exchange contracts.

During the second quarter of 2009, we recorded a net realized foreign exchange gain of $183,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the second quarter of 2009, we recorded unrealized foreign currency gain of $0.4 million, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2009	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$11,807	0.50%	$59	$53	$65
Cash equivalents	606	1.50	9	8	10
Investment in debt and equity instruments	21,216	5.13	1,088	980	1,197
Line of credit	(3,000)	1.57	(47)	(42)	(52)
Tenant improvement loan	(533)	4.00	(21)	(19)	(23)
			$1,088	$980	$1,197

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with Citicorp Smith Barney. We have no investments in auction rate securities. As of June 30, 2009, we have approximately $21.0 million in principal protected notes with Citicorp Smith Barney with a fair value of approximately $21.0 million. We expect to decrease our exposure to Citicorp Smith Barney as these principal protected notes come due and the underlying assets are placed into diversified securities.

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of June 30, 2009 at 27%, and 17%, respectively.

Equity Risk

We maintain minority investments in two privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2009, the minority investments totaled $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, we completed the following changes in our internal control over financial reporting, or in other factors, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

On July 20, 2009, the Company announced the appointment of Dr. Morris S. Young as Chief Executive Officer, effective July 16, 2009.  Dr. Young fills the vacancy created by the March 2009 departure of Dr. Philip C.S. Yin as the Company’s chief executive officer. As a result of Dr. Young’s appointment, Wilson W. Cheung, the Company’s Chief Financial Officer, is no longer performing the functions of principal executive officer, but remains as Chief Financial Officer of the Company.

Subsequent to the completion of the quarter, we implemented further controls relating to employee business expenses, corporate gifts and business entertaining, and business development activities in connection with our ongoing effort to improve our control processes and corporate governance, and to monitor compliance with applicable rules and regulations. We expect to conduct additional training for our employees in August 2009 concerning matters relating to understanding of and compliance with our code of conduct, our process for reporting matters to our audit committee, and compliance with applicable rules and regulations.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

AXT held its annual meeting of stockholders at its headquarters in Fremont, California on May 26, 2009. Of the 31,052,393 shares outstanding as of the record date, 24,120,481 shares were represented in person or by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.  At the meeting, AXT’s stockholders voted on the following matters:

(1)               Proposal to elect one class II director to hold office for a three-year term, and until his successor is elected and qualified.

Class II director	For	Abstain
Jesse Chen	22,577,813	1,542,668

In addition, the term of office as directors of Dr. Morris S. Young, Dr. David C. Chang and Mr. Leonard LeBlanc continued after the meeting.

(2)               Proposal to ratify the appointment of Burr, Pilger & Mayer LLP as independent registered public accounting firm for the fiscal year ending December 31, 2009.

	For	Against	Abstain
Burr, Pilger & Mayer LLP	23,909,428	133,263	77,790

Accordingly, both proposals were approved by the stockholders.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.33(5)	Separation Agreement and General Release of Claims between AXT, Inc. and Philip C.S. Yin.

10.34(6)	Offer Letter dated July 16, 2009 between AXT, Inc. and Dr. Morris S. Young.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated by reference to Exhibit 99.1 to our Form 8-K as filed with the SEC on July 20, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 10, 2009	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ WILSON W. CHEUNG
Wilson W. Cheung
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.33(5)	Separation Agreement and General Release of Claims between AXT, Inc. and Philip C.S. Yin.

10.34(6)	Offer Letter dated July 16, 2009 between AXT, Inc. and Dr. Morris S. Young.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated by reference to Exhibit 99.1 to our Form 8-K as filed with the SEC on July 20, 2009.