Form 10-Q
period 2009-09-30
AXT INC
filed 2009-11-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $0.001 par value	30,670,640

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$16,042	$13,566
Short-term investments	18,737	17,756
Accounts receivable, net of allowances of $220 and $663 as of September 30, 2009 and December 31, 2008, respectively	13,983	11,497
Inventories, net	28,642	35,082
Prepaid expenses and other current assets	2,070	3,131
Total current assets	79,474	81,032
Property, plant and equipment, net	20,808	22,184
Restricted deposits	3,000	3,013
Other assets	5,768	5,433
Total assets	$109,050	$111,662

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$7,165	$6,657
Accrued liabilities	4,810	4,453
Line of credit	3,000	3,013
Current portion of long-term debt	75	73
Total current liabilities	15,050	14,196
Long-term debt, net of current portion	440	496
Other long-term liabilities	65	94
Total liabilities	15,555	14,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,670 and 30,513 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	30	30
Additional paid-in capital	187,478	186,754
Accumulated deficit	(103,907)	(99,232)
Accumulated other comprehensive income	3,971	2,580
Total AXT, Inc. stockholders’ equity	91,104	93,664

Noncontrolling interests	2,391	3,212
Total stockholders’ equity	93,495	96,876

Total liabilities and stockholders’ equity	$109,050	$111,662

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$16,819	$17,863	$37,528	$57,429
Cost of revenue	11,281	13,326	29,711	40,227
Gross profit	5,538	4,537	7,817	17,202

Operating expenses:
Selling, general and administrative	3,323	4,901	10,815	12,146
Research and development	360	562	1,175	1,635
Impairment on assets held for sale	—	—	—	83
Restructuring charge	—	—	507	—
Total operating expenses	3,683	5,463	12,497	13,864
Income (loss) from operations	1,855	(926)	(4,680)	3,338
Interest income, net	39	68	117	433
Other income, net	638	298	537	707

Income (loss) before provision for income taxes	2,532	(560)	(4,026)	4,478
Provision for income taxes	201	177	513	1,372
Net income (loss)	2,331	(737)	(4,539)	3,106

Less: Net (income) loss attributable to noncontrolling interest	(210)	(277)	(136)	(1,424)
Net income (loss) attributable to AXT, Inc.	$2,121	$(1,014)	$(4,675)	$1,682

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.07	$(0.03)	$(0.16)	$0.05
Diluted	$0.07	$(0.03)	$(0.16)	$0.05

Weighted average number of common shares outstanding:
Basic	30,475	30,455	30,449	30,410
Diluted	30,911	30,455	30,449	31,502

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,539)	$3,106

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,309	1,494
Accretion of marketable securities premium	(9)	(5)
Loss (gain) on disposal of property, plant and equipment	—	(2)
Impairment on assets held for sale	—	83
Stock-based compensation	677	468
Restructuring charge	507	—
Realized loss (gain) on sale of investments	9	(326)
Changes in assets and liabilities:
Accounts receivable, net	(2,495)	(1,060)
Inventories	6,410	(13,904)
Prepaid expenses and other current assets	1,056	709
Other assets	(340)	50
Accounts payable	528	4,106
Accrued liabilities	(138)	(1,037)
Other long-term liabilities	(219)	—
Net cash provided by (used in) operating activities	3,756	(6,318)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,018)	(5,995)
Proceeds from sale of property, plant and equipment	4	4
Proceeds from sale of assets held for sale	—	5,057
Purchases of marketable securities	(13)	(22,638)
Proceeds from sale of marketable securities	440	24,495
Decrease in restricted deposits	13	3,700
Net cash provided by (used in) investing activities	(574)	4,623

Cash flows from financing activities:
Proceeds from issuance of common stock, net	48	171
Proceeds from line of credit	—	3,000
Dividends paid	(756)	(2,117)
Long-term debt payments	(67)	(6,682)
Net cash used in financing activities	(775)	(5,628)
Effect of exchange rate changes on cash and cash equivalents	69	520
Net increase (decrease) in cash and cash equivalents	2,476	(6,803)
Cash and cash equivalents at the beginning of the period	13,566	18,380
Cash and cash equivalents at the end of the period	$16,042	$11,577

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009 filed with the SEC on May 11, 2009 and August 10, 2009, respectively.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net income (loss).

Note 2. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) ASC topic 718, Compensation-Stock Compensation (formerly known as SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”)), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of the Company’s stock compensation is accounted for as an equity instrument. The provisions of ASC 718 apply to all awards granted or modified after the date of adoption which was January 1, 2006. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of ASC 718.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$8	$13	$31	$44
Selling, general and administrative	84	109	595	324
Research and development	6	25	51	100

Total stock-based compensation	98	147	677	468
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$98	$147	$677	$468

Effect on basic net income (loss) per share	$0.00	$0.00	$(0.02)	$(0.02)
Effect on diluted net income (loss) per share	$0.00	$0.00	$(0.02)	$(0.01)

As of September 30, 2009 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $648,000, net of estimated forfeitures of $230,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 3.17 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2009 due to the immateriality of the amount.

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 300,000 stock options granted in the three months ended September, 2009 and there were no stock options granted in the three months ended September 30, 2008. There were 300,000 and 1,500 strock options granted in the nine months ended September 30, 2009 and 2008, respectively. The fair value of our stock options granted to employees for the nine months ended September 30, 2009 and 2008 were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2009	2008
Expected term (in years)	4.0	4.0

Volatility	68.35%	60.79%

Expected dividend	0%	0%

Risk-free interest rate	2.00%	2.69%

Estimated forfeitures	10.63%	4.3%

Weighted-average fair value	0.84	$2.47

The following table summarizes the stock option transactions during the nine months ended September 30, 2009 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of December 31, 2008	2,764	$2.74

Granted	300	1.59

Exercised	(37)	1.31

Canceled and expired	(372)	3.46

Options outstanding as of September 30, 2009	2,655	$2.53	4.47	$919

Options vested and expected to vest as of September 30, 2009	2,568	$2.54	4.30	$893

Options exercisable as of September 30, 2009	2,099	$2.60	3.20	$765

As of December 31, 2008, options to purchase 1,914,000 shares at a weighted average exercise price of $2.58 per share were vested and exerciseable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.92 on September 30, 2009, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exerciseable as of September 30, 2009 was 2,114,000.

The options outstanding and exercisable as of September 30, 2009 were in the following exercise price ranges:

Options Outstanding as of September 30, 2009				Options Exercisable as of September 30, 2009
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.17 - $1.38	1,132,550	$1.28	3.25	1,132,394	$1.28
$1.39 - $1.40	1,094	$1.40	5.45	1,094	$1.40
$1.41 - $2.24	973,338	$1.82	5.93	505,701	$2.04
$2.25 - $6.31	494,117	$4.99	4.65	406,230	$4.83
$6.32 - $41.50	53,500	$18.98	2.05	53,500	$18.98
	2,654,599	$2.53	4.47	2,098,919	$2.60

There were 6,250 and 36,833 options exercised in the three and nine months ended September 30, 2009, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was $433 and $2,298, respectively. Cash received from options exercised for the three and nine months ended September 30, 2009 was $8,175 and $48,175, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2008 was $30,000 and $275,000, respectively. Cash received from option exercises for the three and nine months ended September 30, 2008 was $22,000 and $171,000, respectively.

A summary of activity related to restricted stock awards for the nine months ended September 30, 2009 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of December 31, 2008	78,544	$2.12
Restricted stock shares granted	120,908	$0.88
Restricted stock shares vested	(7,827)	$4.26
Non-vested restricted stock shares outstanding as of September 30, 2009	191,625	$1.25

As of September 30, 2009 and 2008, we had $187,000 and $59,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards respectively, which will be recognized over the weighted average period of 2.22 and 1.76 years, respectively. During the nine months ended September 30, 2009 and 2008, 7,827 shares and 7,827 shares of restricted stock vested respectively.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$15,999	$—	$—	$15,999	$13,385	$—	$—	$13,385
Cash equivalents:
Money market fund	43	—	—	43	181	—	—	181

Total cash equivalents	43	—	—	43	181	—	—	181

Total cash and cash equivalents	16,042	—	—	16,042	13,566	—	—	13,566

Investments:
Corporate bonds	21,908	7	(178)	21,737	22,348	—	(1,579)	20,769
Total investments	21,908	7	(178)	21,737	22,348	—	(1,579)	20,769
Total cash, cash equivalents and investments	$37,950	7	$(178)	$37,779	$35,914	$—	$(1,579)	$34,335
Contractual maturities on investments:
Due within 1 year	$21,908			$21,737	$4,060			$3,822
Due after 1 through 5 years	—			—	18,288			16,947
	$21,908			$21,737	$22,348			$20,769

The investments include $3.0 million recorded as restricted deposits on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. The $3.0 million restricted deposit was a drawdown of our line of credit facility, with an annual interest rate of 1.50% as of September 30, 2009.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and nine months ended September 30, 2009 we had $9,000 gross realized losses on sales of our available-for-sale securities. For the three and nine months ended September 30, 2008 we had no realized gains or losses and $326,000 in gross realized gains on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2009 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2009 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$—	$—	$15,728	$(178)	$15,728	$(178)
Total in loss position	$—	$—	$15,728	$(178)	$15,728	$(178)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.2 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively. We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of September 30, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

On January 1, 2008, we adopted ASC topic 820, Fair Value Measurements and Disclosures (formerly known as SFAS 157) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2009 (in thousands):

	Balance as of September 30, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Short-term investments:
Money market fund	$43	$43	$—
Corporate bonds	21,737	—	21,737
Total	$21,780	$43	$21,737
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first nine months of 2009 or 2008.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2009	2008
Inventories, net:
Raw materials	$11,887	$17,863
Work in process	13,022	12,961
Finished goods	3,733	4,258
	$28,642	$35,082

Note 5. Impairment on Assets Held For Sale

During the nine months ended September 30, 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the same nine month period ended September 30, 2009.

Note 6. Restructuring Charge

As of September 30, 2009, our restructuring accrual is as follows: (in thousands):

	Restructuring Accrual as of December 31, 2008	Additions	Payments	Restructuring Accrual as of Sept. 30, 2009
Workforce reduction	$—	$507	$(507)	$—
Total	$—	$507	$(507)	$—

In March 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid during the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first nine months of 2008.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) attributable to AXT, Inc.	$2,121	$(1,014)	$(4,675)	$1,682
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$2,077	$(1,058)	$(4,807)	$1,550
Denominator:
Denominator for basic net income per share - weighted average common shares	30,475	30,455	30,449	30,410
Effect of dilutive securities:
Common stock options	436	—	—	1,092
Denominator for dilutive net income per common share	30,911	30,455	30,449	31,502
Basic net income (loss) per share	$0.07	$(0.03)	$(0.16)	$0.05
Diluted net income (loss) per share	$0.07	$(0.03)	$(0.16)	$0.05
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,115	2,353	2,655	679

The 883,000 shares of $0.001 par value Series A preferred stock issued on May 28, 1999 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders.

Note 8. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2008	$3,532	$30	$186,754	$(99,232)	$2,580	$93,664	$3,212	$96,876
Common stock options exercised			47			47		47
Stock-based compensation			677			677		677
Comprehensive loss:
Net (loss) income				(4,675)		(4,675)	136	(4,539)
Dividend declared							(953)	(953)
Change in unrealized (loss) gain on marketable securities					1,408	1,408		1,408
Currency translation adjustment					(17)	(17)	(4)	(21)
Balance as of September 30, 2009	$3,532	$30	$187,478	$(103,907)	$3,971	$91,104	$2,391	$93,495

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$2,331	$(737)	$(4,539)	$(3,106)
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	19	7	(21)	1,461
Change in unrealized gain (loss) on available-for-sale investments, net of tax	518	(707)	1,408	(1,404)
Total other comprehensive income, net of tax	537	(700)	1,387	57
Comprehensive income (loss)	2,868	(1,437)	(3,152)	(3,049)
Comprehensive income attributable to the noncontrolling interest	(206)	(256)	(136)	(1,104)
Comprehensive income (loss) attributable to AXT, Inc.	$2,662	$(1,693)	$(3,288)	$(4,153)

Note 9. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting (formerly known as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,”) our chief operating decision-maker has been identified as the principal executive officer, who reviews operating results to make decisions about allocating resources and assessing performance for the company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Product Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue by product type:
GaAs substrates	$13,316	$13,617	$28,436	$40,479
InP substrates	688	484	1,862	1,462
Ge substrates	1,787	795	3,626	3,564
Raw materials and other	1,028	2,967	3,604	11,924
Consolidated	$16,819	$17,863	$37,528	$57,429

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2009	2008	2009	2008
Revenue by geographic region:
North America*	$2,975	$5,030	$7,139	$15,466
Europe	3,115	2,913	7,592	9,696
Japan	2,304	3,557	5,494	12,292
Taiwan	3,462	1,978	6,897	6,846
Asia Pacific	4,963	4,385	10,406	13,129
Consolidated	$16,819	$17,863	$37,528	$57,429

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2009	2008
Long-lived assets by geographic region:
North America	$688	$867
China	20,120	21,317
	$20,808	$22,184

Significant Customers

Beginning 2008, we have grouped sales to all IQE companies as sales to one customer. The IQE group typically represents more than 10% of our reported revenue for any given period.  Two customers (including the IQE group) represented 16.5% and 10.1% of revenues for the three month period ended September 30, 2009 while two customers (including the IQE group) represented 28.7% and 10.2% of revenues for the three month period ended September 30, 2008. Two customers (including the IQE group) represented 15.8% and 10.8% of revenues for the nine month period ended September 30, 2009 while one customer (the IQE group) represented 20.2% of revenues for the nine month period ended September 30, 2008. Our top five customers represented 46.9% and 62.0% of revenue for the three month periods ended September 30, 2009 and 2008, respectively. Our top five customers represented 42.9% and 47.5% of revenue for the nine month periods ended September 30, 2009 and 2008, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2009	2008	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	3,324	2,906	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	835	843	Equity	25%

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our president of joint venture operations is a member of the board. Our former chief executive officer and former chief financial officer, formerly members of this board of directors, resigned from this board on March 17, 2009 and August 28, 2009, respectively.

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

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $4.2 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three and nine months ended September 30, 2009 the three consolidated joint ventures had income of $705,000 and a income of $538,000, respectively of which $210,000 and $136,000 were allocated to minority interests, resulting in income of $494,000 and a income of $401,000 included in our net income, respectively. During the three and nine months ended September 30, 2008 the three consolidated joint ventures generated $0.8 million and $3.7 million of income, respectively of which $277,000 and $1.4 million were allocated to minority interests, resulting in $0.5 million and $2.3 million included in our net income, respectively. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $409,000 and $812,000 for the nine months ended September 30, 2009 and 2008, respectively. Undistributed retained earnings relating to all our investments in these companies were $11.9 million, and $11.1 million, respectively as of September 30, 2009 and December 31, 2008, respectively.

Our two minority-owned joint ventures that are not consolidated had the following summarized income information (in thousands) for the three and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales	$3,037	$3,465	$9,252	$9,579
Gross profit	1,392	2,093	3,243	5,273
Operating income	800	1,527	1,548	3,754
Net income	1,083	1,404	1,638	3,246

We have investments in two unconsolidated privately-held companies accounted for under the cost method. As of September 30, 2009 and December 31, 2008, our investments in the two unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.4 million and $0.4 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Beginning accrued warranty and related costs	$1,495	$1,309	$1,640	$1,030
Charged (credited) to cost of revenue	538	(95)	856	313
Actual warranty expenditures	(321)	(118)	(784)	(247)
Ending accrued warranty and related costs	$1,712	$1,096	$1,712	$1,096

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. Our purchase agreement to purchase eighteen thousand kilograms of gallium from Recapture Metals expired on December 31, 2008. As of September 30, 2009, we do not have any outstanding material purchase obligations.

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $341,000 and foreign currency transaction exchange losses of $69,000 for the three month periods ended September 30, 2009, and 2008, respectively. We incurred foreign currency transaction exchange gains of $88,000 and foreign currency transaction exchange losses of $473,000 for the nine month periods ended September 30, 2009, and 2008, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued (formerly known as ASC topic 740, Income Taxes) Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109)” (“SFAS 109”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2007.

Note 14. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”) (and as required by FASB Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (and as required by ASC topic 820, Fair Value Measurements and Disclosures ), which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Statement 157 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of Statement 157 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”) (and as required by ASC topic 805, Business Combinations ). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted Statement 141(R) on January 1, 2009. There was no impact upon adoption of on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”) (and as required by ASC topic 810, Consolidation ). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted Statement 160 on January 1, 2009. The presentation and disclosures required of SFAS 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”) (and as required by ASC topic 815, Derivatives and Hedging ). Statement 161 requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (and as required by ASC topic 470, Debt, topic 815, Derivatives and Hedging , and topic 825, Financial Instruments ). We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (and as required by ASC topic 260, Earnings per Share ). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (and as required by ASC topic 825, Financial Instruments ). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted FSP 107-1 in the first quarter of 2009 and has included the required disclosures in its consolidated financial statements. Refer to Note 3.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement 165”) (and as required by ASC topic 855, Subsequent Events). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. The Company adopted Statement 165 in the second quarter of 2009 and has applied its guidance prospectively. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements and the Company has included the required disclosures in its consolidated financial statements. Accordingly, we adopted the provisions of SFAS 165 in the second quarter of 2009 and it did not have a material impact on our consolidated financial statements. Refer to Note 15 for our disclosure on subsequent events.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) which establishes the Codification as the single source of authoritative nongovernmental U.S. GAAP (and as required by ASC topic 105, Generally Accepted Accounting Principles). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. Since the Codification will completely replace existing standards, all future references to authoritative accounting literature references in the

Company’s financial statements will be in accordance with the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will apply the Codification beginning in the third quarter of 2009; however, references to both current GAAP and the Codification are included in this filing. We have determined that there is no impact from adopting the Codification on our consolidated financial statements.

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

Note 15. Subsequent Event

On October 29, 2009, we announced three executive promotions. Raymond A. Low, formerly AXT’s vice president, corporate controller and acting chief financial officer, was appointed vice president and chief financial officer. Davis Zhang, formerly AXT’s president of joint venture operations, was appointed president of AXT China Operations, with responsibility for managing and developing AXT’s joint venture operations, as well as assisting chief executive officer, Dr. Morris Young, with the management of AXT’s manufacturing facilities in China. Robert G. Ochrym, formerly AXT’s vice president of business development, was appointed vice president of business development, strategic sales and marketing.  His responsibilities include sales for the North American East Coast, as well as for Europe, continuing to work closely with John J. Cerilli, vice president of global sales and marketing, to maximize customer support around the world.  He will also be responsible for developing sales and marketing strategies, major sale contract negotiations, major market identification and other strategic sales and marketing functions. These executive promotions were disclosed on the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 30, 2009.

In accordance with ASC topic 855, Subsequent Events (formerly known as SFAS No. 165, “Subsequent Events,”) we have evaluated subsequent events through the date that the consolidated financial statements were filed with the Securities and Exchange Commission on November 9, 2009. No events have taken place, other than the executive promotions, that meet the definition of a subsequent event that require disclosure in this filing.

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

While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future business in 2009. Following very challenging industry conditions early in the year, we are pleased to report that the improvements we began to see at the end of the second quarter continued through the third quarter, resulting in stronger sales and improved gross margins. We believe that inventory levels in the supply chain have improved from the second quarter, with the exception of our gallium raw materials, which are not expected to begin to recover until late 2009 into the first quarter of 2010.  Our qualification efforts in both gallium arsenide and germanium substrates have been very successful and we are pleased with our increasing diversification in these areas.

As of September 30, 2009, our principal sources of liquidity were $34.8 million in cash and cash equivalents and short-term investments, excluding restricted deposits. Cash and cash equivalents and short-term investments of $34.8 million increased by $4.2 million in the third quarter of 2009 compared to the second quarter of 2009.

On July 20, 2009, we announced the appointment of Dr. Morris S. Young as chief executive officer, effective July 16, 2009.  Dr. Young fills the vacancy created by the March 2009 departure of Dr. Philip C.S. Yin as the Company’s chief executive officer. Dr. Young continues to serve as a member of the Board of Directors of the Company. On August 28, 2009, our chief financial officer and corporate secretary resigned from the Company and Mr. Raymond A. Low, vice president and corporate controller was appointed acting chief financial officer.

On October 29, 2009, we announced three executive promotions. Raymond A. Low, formerly AXT’s vice president, corporate controller and acting chief financial officer, was appointed vice president and chief financial officer. Davis Zhang, formerly AXT’s president of joint venture operations, was appointed president of AXT China Operations, with responsibility for managing and developing AXT’s joint venture operations, as well as assisting chief executive officer, Dr. Morris Young, with the management of AXT’s manufacturing facilities in China. Robert G. Ochrym, formerly AXT’s vice president of business development, was appointed vice president of business development, strategic sales and marketing.  His responsibilities include sales for the North American East Coast, as well as for Europe, continuing to work closely with John J. Cerilli, vice president of global sales and marketing, to maximize customer support around the world.  He will also be responsible for developing sales and marketing strategies, major sale contract negotiations, major market identification and other strategic sales and marketing functions.

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

As of September 30, 2009 and December 31, 2008, our accounts receivable, net, balance was $14.0 million and $11.5 million, respectively, which was net of an allowance for doubtful accounts of $220,000 and $663,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2009 and December 31, 2008, accrued product warranties totaled $1.7 million and $1.6 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of each of September 30, 2009 and December 31, 2008, we had an inventory reserve of $11.4 million and $12.0 million, respectively for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by ASC topic 320, Debt and Equity Securities (formerly known as Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”) All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Fair Value of Investments

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2009, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Impairment of Disposal of Long-Lived Assets (formerly known as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”) When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718.” We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. Results for prior periods have not been restated, as provided for under the modified prospective application transition method.

Income Taxes

We account for income taxes in accordance with ASC 740 which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

Effective January 1, 2007, we adopted ASC 740. See Note 13—“Income Taxes” in the condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
		($ in thousands)
GaAs	$13,316	$13,617	$(301)	(2.2)%
InP	688	484	204	42.1%
Ge	1,787	795	992	124.8%
Raw materials and other	1,028	2,967	(1,939)	(65.4)%
Total revenue	$16,819	$17,863	$(1,044)	(5.8)%

Revenue decreased $1.0 million, or 5.8%, to $16.8 million for the three months ended September 30, 2009 from $17.9 million for the three months ended September 30, 2008. Total GaAs substrate revenue decreased $0.3 million, or 2.2%, to $13.3 million for the three months ended September 30, 2009 from $13.6 million for the three months ended September 30, 2008. The slight decline in revenue was primarily due to the overall weaker demand environment compared to the prior year.

Sales of 5 inch and 6 inch diameter GaAs substrates were $5.9 million for the three months ended September 30, 2009 compared to $6.1 million for the three months ended September 30, 2008. The worldwide economic slowdown started in the three months ended September 30, 2008 and demand has fallen since then. We have seen some recovery in the demand for large diameter GaAs substrates and our revenue in the three months ended September 30, 2009 increased over our revenue in the three months ended June 30, 2009 which had in turn increased over our revenue in the three months ended March 31, 2009. We expect revenue to increase only slightly in the next quarter as the market is still cautious.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $7.5 million for the three months ended September 30, 2009 compared with $7.5 million for the three months ended September 30, 2008. Similar to sales of the larger diameter substrates we expect revenue of smaller diameter GaAs substrates to increase only slightly in the next quarter as the market is still cautious.

InP substrate revenue increased $0.2 million, or 42.1%, to $688,000 for the three months ended September 30, 2009 from $484,000 for the three months ended September 30, 2008 as demand from customers in the optical networking industry has increased.

Ge substrate revenue increased $1.0 million, or 124.8%, to $1.8 million for the three months ended September 30, 2009 from $0.8 million for the three months ended September 30, 2008. This increase was due to our newly qualified European customer for concentrated photovoltaic solar applications.

Raw materials revenue decreased $1.9 million, or 65.4%, to $1.0 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture Jiya has experienced the impact of the slowdown causing its customers to postpone or cancel orders.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
		($ in thousands)
GaAs	$28,436	$40,479	$(12,043)	(29.8)%
InP	1,862	1,462	400	27.4%
Ge	3,626	3,564	62	1.7%
Raw materials and other	3,604	11,924	(8,320)	(69.8)%
Total revenue	$37,528	$57,429	$(19,901)	(34.7)%

Revenue decreased $19.9 million, or 34.7%, to $37.5 million for the nine months ended September 30, 2009 from $57.4 million for the nine months ended September 30, 2008. Total GaAs substrate revenue decreased $12.0 million, or 29.8%, to $28.4 million for the nine months ended September 30, 2009 from $40.5 million for the nine months ended September 30, 2008. The decline in revenue was primarily due to the overall weaker demand environment and inventory overhang, affecting sales of all diameters.

Sales of 5 inch and 6 inch diameter GaAs substrates were $11.6 million for the nine months ended September 30, 2009 compared to $18.9 million for the nine months ended September 30, 2008. The worldwide economic slowdown caused the demand from our large diameter customers’ end customers to drop, causing our customers to temporarily utilize their excess inventory.  We expect demand for our large diameter substrates to slightly increase in the fourth quarter of 2009 and in the first quarter of 2010.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $16.8 million for the nine months ended September 30, 2009 compared with $21.6 million for the nine months ended September 30, 2008. Similar to the demand from our customers for our larger diameter substrates, the decrease in revenue from customers of smaller diameter substrates was also due to the drop in demand due to the worldwide economic slowdown.

InP substrate revenue increased $0.4 million, or 27.4%, to $1.9 million for the nine months ended September 30, 2009 from $1.5 million for the nine months ended September 30, 2008 as demand from customers in the optical networking industry has remained steady.

Ge substrate revenue remained steady at $3.6 million for the nine months ended September 30, 2009 compared to $3.6 million for the nine months ended September 30, 2008. We had a decrease in revenue to customers in China and Germany that was offset by sales to our newly qualified European customer for concentrated photovoltaic solar applications.

Raw materials revenue decreased $8.3 million, or 69.5%, to $3.6 million for the nine months ended September 30, 2009 from $11.9 million for the nine months ended September 30, 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture Jiya has experienced the impact of the slowdown causing its customers to postpone or cancel orders.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
North America *	$2,975	$5,030	$(2,055)	(40.9)%
% of total revenue	18%	28%
Europe	3,115	2,913	202	6.9%
% of total revenue	19%	16%
Japan	2,304	3,557	(1,253)	(35.2)%
% of total revenue	14%	20%
Taiwan	3,462	1,978	1,484	75.0%
% of total revenue	21%	11%
Asia Pacific (excluding Japan and Taiwan)	4,963	4,385	578	13.2%
% of total revenue	30%	25%
Total revenue	$16,819	$17,863	$(1,044)	(5.8)%

*Primarily the United States

Revenue from customers in North America decreased by $2.1 million, or 40.9%, to $3.0 million for the three months ended September 30, 2009 from $5.0 million for the three months ended September 30, 2008 as the demand for substrates fell due to the worldwide economic slowdown causing our customers to temporarily utilize their excess inventory. We expect demand from our North American customers to slightly increase in the fourth quarter of 2009 and in the first quarter of 2010.

Revenue from customers in Europe increased by $0.2 million, or 6.9%, to $3.1 million for the three months ended September 30, 2009 from $2.9 million for the three months ended September 30, 2008. This increase came primarily from Ge substrate sales to our newly qualified European customer for concentrated photovoltaic solar applications that was partially offset by reduced sales to other European customers as demand for GaAs substrates fell due to the worldwide economic slowdown.

Revenue from customers in Japan decreased by $1.3 million, or 35.2%, to $2.3 million for the three months ended September 30, 2009 from $3.6 million for the three months ended September 30, 2008. This decrease was primarily caused by raw material sales of 4N gallium as demand fell.

Revenue from customers in Taiwan increased by $1.5 million, or 75.0%, to $3.5 million for the three months ended September 30, 2009 from $2.0 million for the three months ended September 30, 2008. The increase came mainly from two existing customers for large diameter wafers as demand increased after the slowdown from the previous year.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $0.6 million, or 13.2%, to $5.0 million for the three months ended September 30, 2009 from $4.4 million for the three months ended September 30, 2008. This increase was primarily from increased sales to customers in China as demand increased particularly in Ge substrates.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
North America *	$7,139	$15,466	$(8,327)	(53.8)%
% of total revenue	19%	27%
Europe	7,592	9,696	(2,104)	(21.7)%
% of total revenue	20%	17%
Japan	5,494	12,292	(6,798)	(55.3)%
% of total revenue	15%	21%
Taiwan	6,897	6,846	51	0.7%
% of total revenue	18%	12%
Asia Pacific (excluding Japan and Taiwan)	10,406	13,129	(2,723)	(20.7)%
% of total revenue	28%	23%
Total revenue	$37,528	$57,429	$(19,901)	(34.7)%

*Primarily the United States

Revenue from customers in North America decreased by $8.3 million, or 53.8%, to $7.1 million for the nine months ended September 30, 2009 from $15.5 million for the nine months ended September 30, 2008 as the demand for substrates fell by $6.6 million while the demand for raw materials fell by $1.7 million. The worldwide economic slowdown caused the demand from our North American customers’ end customers to drop, causing our North American customers to temporarily utilize their excess inventory.  We expect demand from our North American customers to increase in the fourth quarter of 2009 and in the first quarter of 2010.

Revenue from customers in Europe decreased by $2.1 million, or 21.7%, to $7.6 million for the nine months ended September 30, 2009 from $9.7 million for the nine months ended September 30, 2008. This decrease came primarily from decreased raw material sales of $1.0 million to customers in The Netherlands, and decreased substrate sales to customers in Germany of $1.1 million and to customers in France of $0.9 million due to decreased demand, partially offset by increased demand from customers in the United Kingdom of $0.7 million, one of which is part of the IQE group with whom we renewed a supply agreement in the fourth quarter of 2008. Substrate sales to other customers in Europe decreased by $0.2 million.

Revenue from customers in Japan decreased by $6.8 million, or 55.3%, to $5.5 million for the nine months ended September 30, 2009 from $12.3 million for the nine months ended September 30, 2008. Raw material sales of 4N gallium decreased by $5.1 million as demand fell while substrate sales decreased by $1.7 million, particularly in large diameter wafers.

Revenue from customers in Taiwan increased by $51,000, or 0.7%, to $6.9 million for the nine months ended September 30, 2009 from $6.9 million for the nine months ended September 30, 2008. We have seen some recovery by a large customer for demand for large diameter demand and our revenue from this customer in the three months ended September 30, 2009 increased over our revenue from this customer in the three months ended June 30, 2009 which had in turn increased over our revenue from this customer in the three months ended March 31, 2009. We expect revenue from customers in Taiwan to increase only slightly in the next quarter as the market is still cautious.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $2.7 million, or 20.7%, to $10.4 million for the nine months ended September 30, 2009 from $13.1 million for the nine months ended September 30, 2008. Decrease in demand caused sales to customers in China to decrease by $2.3 million, sales to customers in Singapore to decrease by $0.3 million, and sales to customers in Korea to decrease by $0.1 million.

Gross Margin

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,538	$4,537	$1,001	22.1%
Gross Margin %	32.9%	25.4%

Gross margin increased to 32.9% of total revenue for the three months ended September 30, 2009 from 25.4% of total revenue for the three months ended September 30, 2008. Gross margins in the three months ended September 30, 2009 and 2008 were positively impacted by the net sales of approximately $94,000 and $708,000, respectively, of GaAs wafers that were previously fully reserved. In the past we reported the gross sale of fully reserved wafers and its effects on gross margin without taking into account the charge to cost of goods sold and its effect on gross margin for wafers that were added to fully reserved wafers. We are now reporting the net sale of fully reserved wafers and its effects on gross margin. The net sale is derived from the gross sale of fully reserved wafers less the charge to cost of goods sold for wafers that were added to fully reserved wafers. We have done this retroactively for all prior periods reported. The 32.9 % gross margin for the three months ended September 30, 2009 was primarily due to increases in our capacity utilization, favorable product mix, improved manufacturing efficiency, and a focus on cost-control. In addition, in the prior year, gross margins were negatively impacted by declining average selling prices and rising raw material costs. This year average selling prices have declined at a lower rate and raw material costs have stabilized somewhat.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Gross profit	$7,817	$17,202	$(9,385)	(54.6)%
Gross Margin %	20.8%	30.0%

Gross margin decreased to 20.8% of total revenue for the nine months ended September 30, 2009 from 30.0% of total revenue for the nine months ended September 30, 2008. Gross margins in the nine months ended September 30, 2009 and 2008 were positively impacted by net sales of approximately $0.5 million and $1.2 million, respectively, of GaAs wafers that were previously fully reserved. In the past we reported the gross sale of fully reserved wafers and its effects on gross margin without taking into account the charge to cost of goods sold and its effect on gross margin for wafers that were added to fully reserved wafers. We are now reporting the net sale of fully reserved wafers and its effects on gross margin. The net sale is derived from the gross sale of fully reserved wafers less the charge to cost of goods sold for wafers that were added to fully reserved wafers. We have done this retroactively for all prior periods reported. The 20.8 % gross margin for the nine months ended September 30, 2009 was primarily due to the lower absorption rates as a result of reduced sales since the fourth quarter of 2008 due to the worldwide economic slowdown, and hence lower production volume. Since late 2008, our gallium joint venture in China also continued to source finished products from an independent third party supplier, resulting in low gross margin. Our gallium joint venture continues to discuss with this third party supplier an agreement to purchase and distribute a certain amount of its product on an ongoing basis, in amounts representing up to 50% of our joint venture’s total customer commitments.  This third-party provider has a substantial share of the available gallium and is interested in partnering with our joint venture in order to leverage its distribution capabilities. Although this potential partnership would provide additional capacity to our joint venture and increase its competitive position, should an agreement be formalized, our raw materials gross margin would be negatively impacted. In addition, gross margins were negatively impacted by declining average selling prices and rising raw material costs, as well as an increase in depreciation as a result of our purchase of equipment acquired for our capacity expansion.

Conversely, product mix contributed to higher gross profit for the nine months ended September 30, 2008 as we sold a greater amount of larger diameter substrates which contributed higher gross profit.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,323	$4,901	$1,578	32.2%
% of total revenue	19.8%	27.4%

Selling, general and administrative expenses decreased $1.6 million, or 32.2%, to $3.3 million for the three months ended September 30, 2009 from $4.9 million for the three months ended September 30, 2008. The decrease was primarily from the absence in 2009 of the $0.7 million rent deposit forfeited in 2008 and of the $0.1 million higher bank fees in connection with our paydown of our revenue bond in July 2008. In 2009, we also had $0.4 million lower bad debt expenses as we improved collections from slow paying customers in China and North America. In 2009, we had $0.1 million less rent expense at our Fremont, CA facility, $0.1 million lower consulting and insurance costs in our China joint ventures, $0.1 million lower employee costs from the departure of key executives, and $0.1 million lower legal and professional fees. The $700,000 rent deposit forfeited in 2008 was a result of a termination of our existing lease. We entered into a new lease in 2008 with the same landlord for smaller headquarters facilities at a saving of approximately $2.5 million over the following seven years.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$10,815	$12,146	$1,331	11.0%
% of total revenue	28.9%	21.1%

Selling, general and administrative expenses decreased $1.3 million, or 11.0%, to $10.8 million for the nine months ended September 30, 2009 from $12.1 million for the nine months ended September 30, 2008. The decrease was primarily from the absence in 2009 of the $0.7 million rent deposit forfeited in 2008 and of the $0.1 million higher bank fees in connection with our paydown of our revenue bond in July 2008. In 2009, we also had $0.4 million lower bad debt expenses as we improved collections from slow paying customers in China and North America, $0.5 million from the absence of bonus accruals primarily in the first half of 2009, $0.4 million less rent expense at our Fremont, CA facility, $0.3 million lower labor, consulting and insurance costs in our China joint ventures, $0.2 million lower employee costs from the departure of key executives, and $0.2 million less travel expenses from cost cutting and from no travel by our former executives, partially offset by $0.7 million severance pay for our former chief executive officer and former chief operating officer, $0.5 million increased legal fees as a result of matters relating to the change in management in March 2009, $0.3 million in related stock compensation expense for his stock option acceleration. The $700,000 rent deposit forfeited in 2008 was a result of a termination of our existing lease. We entered into a new lease in 2008 with the same landlord for smaller headquarters facilities at a saving of approximately $2.5 million over the following seven years.

Research and Development

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Research and development	$360	$562	$(202)	(35.9)%
% of total revenue	2.1%	3.1%

Research and development expenses decreased $0.2 million, or 35.9% to $0.4 million for the three months ended September 30, 2009 from $0.6 million for the three months ended September 30, 2008. The decrease was primarily due to $0.1 million less labor costs as a result of our restructuring in March 2009 and the absence of bonus accruals beginning in 2009, and $0.1 million less outside consulting costs.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Research and development	$1,175	$1,635	$(460)	(28.1)%
% of total revenue	3.1%	2.8%

Research and development expenses decreased $0.5 million, or 28.1%, to $1.2 million for the nine months ended September 30, 2009 from $1.6 million for the nine months ended September 30, 2008. The decrease was primarily due to $0.3 million less labor costs as a result of our restructuring in March 2009 and the absence of bonus accruals beginning in 2009, and $0.2 million less outside consulting costs and new products testing costs.

Impairment (Recovery) on Assets Held For Sale

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Impairment (Recovery) on assets held for sale	$—	$83	$(83)	NM
% of total revenue	0.0%	0.1%

NM = % not meaningful

During the first quarter of 2008, we completed the sale of our property in Fremont, California. The escrow established to pay the purchase price of the property closed on March 28, 2008. The final purchase price for the property was $5.3 million. We received net proceeds of $5.1 million after deducting commissions and selling expenses. We recorded an impairment charge upon the sale of the property of $83,000. There was no impairment charge for the three and nine month periods ended September 30, 2009.

Restructuring Charge

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$507	$—	$507	NM
% of total revenue	1.4%	0.0%

NM = % not meaningful

During the first quarter of 2009, we further reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that are no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first nine months of 2008.

Interest Income, net

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Interest income, net	$39	$68	$(29)	(42.6)%
% of total revenue	0.2%	0.4%

Interest income, net decreased $29,000 to $39,000 for the three months ended September 30, 2009 from $68,000 for the three months ended September 30, 2008 due to lower yields.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Interest income, net	$117	$433	$(316)	(73.0)%
% of total revenue	0.3%	0.8%

Interest income, net decreased $0.3 million to $117,000 for the nine months ended September 30, 2009 from $0.4 million for the nine months ended September 30, 2008.  Interest income, net for the nine months ended September 30, 2009 was lower compared to the prior year primarily from accrued interest that was paid out from two investments that we had sold in the first half of 2008.

Other Income, net

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Other income, net	$638	$298	$340	114.1%
% of total revenue	3.8%	1.7%

Other income, net was $0.6 million for the three months ended September 30, 2009 primarily due to unrealized foreign exchange gains of $0.3 million and investment income of $0.3 million from the two minority-owned joint ventures that are not consolidated. Other income, net was $0.3 million for the three months ended September 30, 2008 primarily due to investment income of $0.4 million from the same minority-owned joint ventures that are not consolidated, partially offset by primarily unrealized foreign exchange losses of $0.1 million.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Other income, net	$537	$707	$(170)	(24.0)%
% of total revenue	1.4%	1.2%

Other income, net was $0.5 million for the nine months ended September 30, 2009 primarily due to investment income of $0.4 million from the two minority-owned joint ventures that are not consolidated and unrealized foreign exchange gains of $0.1 million. Other income, net was $0.7 million for the nine months ended September 30, 2008 primarily due to investment income of $1.2 million from the same minority-owned joint ventures that are not consolidated, and partially offset by primarily unrealized foreign exchange losses of $0.5 million.

Noncontrolling interest

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(210)	$(277)	$(67)	(24.2)%
% of total revenue	1.2%	(1.6)%

Noncontrolling interest decreased $0.1 million to $0.2 million for the three months ended September 30, 2009 from $0.3 million for the three months ended September 30, 2008 indicating less profitability from our China joint venture operations as raw materials sales have declined due to weaker demand environment causing our customers to continue to utilize their excess inventory.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(136)	$(1,424)	$1,288	90.4%
% of total revenue	0.0%	(2.5)%

Noncontrolling interest decreased $1.3 million to $0.1 million for the nine months ended September 30, 2009 from $1.4 million for the nine months ended September 30, 2008 indicating less profitability from our China joint venture operations as raw materials sales have declined due to weaker demand environment causing our customers to continue to utilize their excess inventory.

Provision for Income Taxes

	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$201	$177	$24	13.6%
% of total revenue	1.2%	1.0%

We provided for income taxes of $201,000 for the three months ended September 30, 2009 compared to $177,000 for the three months ended September 30, 2008. The increase in tax provision was primarily due to our higher tax position for our China operations for the three months ended September 30, 2009 compared to the same period last year.

	Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$513	$1,372	$(859)	(62.6)%
% of total revenue	1.4%	2.4%

We provided for income taxes of $0.5 million for the nine months ended September 30, 2009 compared to $1.4 million for the nine months ended September 30, 2008. The decrease in tax provision was primarily due to our overall lower tax position for our China operations for the first nine months of 2009 compared to the same period last year.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity were $34.8 million in cash and cash equivalents and short-term investments, excluding restricted deposits. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. All of our short-term investments in corporate bonds (see Note 3 to our condensed consolidated financial statements) are invested in Citigroup guaranteed instruments.

Cash and cash equivalents and short-term investments of $34.8 million increased by $4.2 million in the third quarter of 2009 compared to the second quarter of 2009.

Net cash provided by operating activities of $3.8 million for the nine months ended September 30, 2009 was primarily comprised of our net loss of $4.5 million, adjusted for non-cash items of depreciation of $2.3 million, stock-based compensation of $0.7 million, and a restructuring charge of $0.5 million, partially offset by a net decrease of $4.8 million in assets and liabilities. The $4.8 million net decrease in assets and liabilities primarily resulted from a $6.4 million decrease in inventory, a $1.1 million decrease in prepaid expenses and a $0.5 million increase in accounts payable, partially offset by a $2.5 million increase in accounts receivable, a $0.3 million increase in other assets, a $0.2 million decrease in other long-term liabilities, and a $0.2 million decrease in accrued liabilities.

Accounts receivable, net increased by $2.5 million as of September 30, 2009 compared to December 31, 2008 due to higher sales volume. Our days sales outstanding (DSO) is 76 days as of September 30, 2009 and was 68 days as of December 31, 2008. Our DSO was lower in 2008 as we had higher raw material sales which have quicker collection cycles than our substrate sales, as well as our improved collections in 2009.

Inventories, net, decreased by $6.4 million as of September 30, 2009, as we decreased raw materials by $6.0 million as we held back on purchasing and consumed what we needed from existing inventory, and we decreased work-in-process and finished goods by $0.4 million as we shipped these out as sales.

Net cash used in operating activities of $6.3 million for the nine months ended September 30, 2008 was primarily comprised of our net income of $3.1 million, adjusted for non-cash items of depreciation of $1.5 million, stock-based compensation of $0.5 million, partially offset by a realized gain on sale of investments of $0.3 million, and offset by a net increase of $11.1 million in assets and liabilities. The $11.1 million net increase in assets and liabilities primarily resulted from a $13.9 million increase in inventories, $1.1 million increase in accounts receivable, $1.0 million decrease in accrued liabilities, partially offset by a $4.1 million increase in accounts payable, and a $0.8 million decrease in prepaid and other assets.

Inventories, net, increased by $13.9 million, as of September 30, 2008, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders. Inventory in raw materials in our joint ventures as of September 30, 2008, increased due to transportation restrictions during the Beijing Olympics and Paralympics.

Accounts receivable, net increased by $1.1 million, as a result of increased sales partially offset by an increase in our allowance for doubtful accounts. Our days sales outstanding (DSO) is 68 days as of September 30, 2008, compared to 64 days as of December 31, 2007.

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2009 was primarily from the purchase of property, plant and equipment of $1.0 million partially offset by the proceeds on sale of marketable securities of $0.4 million.

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

We expect to invest up to approximately $2.7 million in capital projects at our China facilities for the remainder of 2009, having delayed certain expansion activities as a result of the impact of the current worldwide economic conditions.

Net cash used in financing activities of $0.8 million for the nine months ended September 30, 2009 consisted of $0.8 million dividends paid, and payments of $67,000 related to our tenant improvement loan, partially offset by net proceeds of $48,000 on the issuance of common stock.

Net cash used in financing activities of $5.6 million for the nine months ended September 30, 2008 consisted of payments of $6.7 million related to long-term borrowings, and $2.1 million dividends paid, partially offset by $3.0 million proceeds from our express line of credit, and $0.2 million from the proceeds from the exercise of employee stock options.

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

Outstanding contractual obligations as of September 30, 2009 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$3,000	$3,000	$—	$—	$—
Tenant improvement loan	514	75	159	173	107
Operating leases	1,815	306	564	583	362
Total	$5,329	$3,381	$723	$756	$469

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”) (and as required by FASB Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures ). Statement 157 provides guidance for using fair value to measure assets and liabilities and also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement 157 does not expand the use of fair value in any new circumstances. The Company adopted Statement 157 on January 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in its consolidated financial statements on a recurring basis (at least annually). Refer to Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (and as required by ASC topic 820, Fair Value Measurements and Disclosures ), which delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Statement 157 on January 1, 2009 for nonfinancial assets and liabilities. The Company’s adoption of Statement 157 did not have a material impact on its nonfinancial assets and liabilities or on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“Statement 141(R)”) (and as required by ASC topic 805, Business Combinations ). Statement 141(R) establishes revised principles and requirements for the recognition and measurement of assets and liabilities in a business combination. Statement 141(R) requires (i) recognition of 100% of the fair value of acquired assets, including goodwill, and assumed liabilities upon obtaining control, (ii) contingent consideration to be recorded at fair value at the acquisition date, (iii) transaction costs to be expensed as incurred, (iv) pre-acquisition contingencies to be accounted for at the acquisition date at fair value and (v) costs of a plan to exit an activity or terminate or relocate employees to be accounted for as post-combination costs. The Company adopted Statement 141(R) on January 1, 2009. There was no impact upon adoption of on our consolidated financial statements and its effects on future periods will depend on the nature and extent of business combinations that we complete, if any, in or after fiscal 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“Statement 160”) (and as required by ASC topic 810, Consolidation ). Statement 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. The Company adopted Statement 160 on January 1, 2009. The presentation and disclosures required of SFAS 160, which must be applied retrospectively for all periods presented, have resulted in reclassifications to our prior period consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“Statement 161”) (and as required by ASC topic 815, Derivatives and Hedging ). Statement 161 requires expanded disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under FASB Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“Statement 133”) and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) (and as required by ASC topic 470, Debt, topic 815, Derivatives and Hedging , and topic 825, Financial Instruments ). We have determined that there is no impact from adopting this statement on our consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) (and as required by ASC topic 260, Earnings per Share ). FSP EITF 03-6-1 was issued to clarify that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and to provide guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. The Company adopted FSP EITF 03-6-1 on January 1, 2009 and applied it retrospectively to all periods presented. We have determined that there is no impact from adopting this statement on our consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”) (and as required by ASC topic 825, Financial Instruments ). FSP 107-1 amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The Company adopted FSP 107-1 in the first quarter of 2009 and has included the required disclosures in its consolidated financial statements. Refer to Note 3.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“Statement 165”) (and as required by ASC topic 855, Subsequent Events ). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made and the date through which an entity has evaluated subsequent events. The Company adopted Statement 165 in the second quarter of 2009 and has applied its guidance prospectively. The implementation of this standard did not have a significant impact on the Company’s consolidated financial statements and the Company has included the required disclosures in its consolidated financial statements. Accordingly, we adopted the provisions of SFAS 165 in the second quarter of 2009 and it did not have a material impact on our consolidated financial statements. Refer to Note 15 for our disclosure on subsequent events.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) which establishes the Codification as the single source of authoritative nongovernmental U.S. GAAP (and as required by ASC topic 105, Generally Accepted Accounting Principles). The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification combines all authoritative standards into a comprehensive, topically organized database. Since the Codification will completely replace existing standards, all future references to authoritative accounting literature references in the Company’s financial statements will be in accordance with the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will apply the Codification beginning in the third quarter of 2009; however, references to both current GAAP and the Codification are included in this filing. We have determined that there is no impact from adopting the Codification on our consolidated financial statements.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of September 30, 2009, we had no outstanding commitments with respect to foreign exchange contracts.

During the third quarter of 2009, we recorded a net realized foreign exchange gain of $38,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the third quarter of 2009, we recorded unrealized foreign currency gain of $ 21,000, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of Sept. 30, 2009	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$15,999	0.50%	$80	$72	$88
Cash equivalents	43	1.45	1	1	1
Investment in debt and equity instruments	21,737	4.76	1,035	931	1,138
Line of credit	(3,000)	1.50	(45)	(41)	(49)
Tenant improvement loan	(514)	4.00	(21)	(19)	(23)
			$1,050	$944	$1,155

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with Citicorp. We have no investments in auction rate securities. As of September 30, 2009, we have approximately $21.7 million in principal protected notes with Citicorp Smith Barney with a fair value of approximately $21.7 million. We expect to decrease our exposure to Citicorp as these principal protected notes come due and the underlying assets are placed into diversified securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of September 30, 2009 at 24%, and 13%, respectively.

Equity Risk

We maintain minority investments in two privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2009, the minority investments totaled $0.4 million.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, we conducted training for our employees concerning matters relating to understanding of and compliance with our code of conduct, our process for reporting matters to our audit committee, and compliance with applicable rules and regulations. In addition, in August 2009, our former chief financial officer and corporate secretary resigned from the Company and Mr. Raymond A. Low, vice president and corporate controller was appointed acting chief financial officer.  On October 29, 2009, Mr. Low was appointed vice president and chief financial officer.

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

AXT, INC.

Dated: November 9, 2009	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
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