Form 10-Q
period 2010-03-31
AXT INC
filed 2010-05-17
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value	30,997,701

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2010	2009 (1)
Assets:
Current assets:
Cash and cash equivalents	$20,607	$16,934
Short-term investments	15,120	18,469
Accounts receivable, net of allowances of $1,013 and $1,019 as of March 31, 2010 and December 31, 2009, respectively	15,166	15,362
Inventories, net	28,141	27,718
Prepaid expenses and other current assets	3,067	2,411
Total current assets	82,101	80,894
Long-term investments	3,614	—
Property, plant and equipment, net	20,293	20,853
Other assets	6,160	6,199
Total assets	$112,168	$107,946

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,895	$5,571
Accrued liabilities	4,975	4,566
Current portion of long-term debt	77	76
Total current liabilities	11,947	10,213
Long-term debt, net of current portion	401	420
Other long-term liabilities	29	62
Total liabilities	12,377	10,695
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (Liquidation preference of $5.4 million as of March 31, 2010 and December 31, 2009)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 30,971 and 30,880 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	188,117	187,871
Accumulated deficit	(98,550)	(101,130)
Accumulated other comprehensive income	4,076	4,300
Total AXT, Inc. stockholders’ equity	97,205	94,603

Noncontrolling interests	2,586	2,648
Total stockholders’ equity	99,791	97,251

Total liabilities and stockholders’ equity	$112,168	$107,946

See accompanying notes to condensed consolidated financial statements.

(1)   The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$18,641	$7,654
Cost of revenue	11,909	7,891
Gross profit (loss)	6,732	(237)

Operating expenses:
Selling, general and administrative	3,419	4,006
Research and development	451	460
Restructuring charge	—	507
Total operating expenses	3,870	4,973
Income (loss) from operations	2,862	(5,210)
Interest income, net	15	44
Other income (loss), net	79	(422)

Income (loss) before provision for income taxes	2,956	(5,588)
Provision for income taxes	(246)	(4)
Net income (loss)	2,710	(5,592)
Less: Net income (loss) attributable to noncontrolling interest	(130)	76
Net income (loss) attributable to AXT, Inc.	$2,580	$(5,516)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.18)
Diluted	$0.08	$(0.18)

Weighted average number of common shares outstanding:
Basic	30,743	30,434
Diluted	31,792	30,434

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,710	$(5,592)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	752	800
Accretion of marketable securities premium	—	(4)
Loss on disposal of property, plant and equipment	1	1
Stock-based compensation	114	458
Restructuring charge	—	507
Realized loss (gain) on available for sale investments	(120)	—
Changes in assets and liabilities:
Accounts receivable, net	196	3,108
Inventories	(505)	1,583
Prepaid expenses and other current assets	(655)	833
Other assets	38	58
Accounts payable	1,366	(2,454)
Accrued liabilities	325	(544)
Other long-term liabilities	9	(657)
Net cash provided by (used in) operating activities	4,231	(1,903)

Cash flows from investing activities:
Purchases of property, plant and equipment	(320)	(135)
Proceeds from sale of property, plant and equipment	4	—
Purchases of available for sale investments	(6,284)	(13)
Proceeds from sale of available for sale investments	6,120	—
Decrease in restricted deposits	—	13
Net cash used in investing activities	(480)	(135)

Cash flows from financing activities:
Proceeds from common stock options exercised	132	—
Dividends paid	(192)	—
Long-term debt payments	(18)	(30)
Net cash used in financing activities	(78)	(30)
Effect of exchange rate changes on cash and cash equivalents	—	9
Net increase (decrease) in cash and cash equivalents	3,673	(2,059)
Cash and cash equivalents at the beginning of the period	16,934	13,566
Cash and cash equivalents at the end of the period	$20,607	$11,507

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed consolidated balance sheet data was derived from our audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our consolidated subsidiaries for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2010.

Certain reclassifications have been made to the prior period consolidated financial statements to conform to current period presentation.  These reclassifications had no impact on previously reported total assets, stockholders’ equity or net income (loss).

Note 2. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) topic 718, Compensation-Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of the Company’s stock compensation is accounted for as an equity instrument. The provisions of ASC 718 apply to all awards granted or modified after the date of adoption which was January 1, 2006. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of ASC 718.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$10	$13
Selling, general and administrative	97	418
Research and development	7	27

Total stock-based compensation	114	458
Tax effect on stock-based compensation	—	—

Net effect on net income	$114	$458
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

As of March 31, 2010 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $941,000, net of estimated forfeitures of $220,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 3.19 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2010 due to the immateriality of the amount.

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock option grants made in the three months ended March 31, 2010 and 2009.

The following table summarizes the stock option transactions during the three months ended March 31, 2010 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2010	2,880	$2.46

Granted	—	—

Exercised	(90)	1.48

Canceled and expired	(8)	10.18

Options outstanding as of March 31, 2010	2,782	$2.47	5.47	$3,542

Options vested and expected to vest as of March 31, 2010	2,675	$2.49	5.31	$3,405

Options exercisable as of March 31, 2010	1,829	$2.67	3.50	$2,333

As of December 31, 2009, options to purchase 1,900,000 shares at a weighted average exercise price of $2.64 per share were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.19 on March 31, 2010, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of March 31, 2010 was 1,148,000.

The options outstanding and exercisable as of March 31, 2010 were in the following exercise price ranges:

Options Outstanding as of March 31, 2010				Options Exercisable as of March 31, 2010
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.17 - $1.18	340,000	$1.17	2.34	340,000	$1.17
$1.22 - $1.34	260,842	$1.31	4.76	260,842	$1.31
$1.38 - $1.38	305,400	$1.38	3.44	305,400	$1.38
$1.40 - $1.40	1,094	$1.40	4.95	1,094	$1.40
$1.59 - $1.59	566,901	$1.59	7.56	162,346	$1.59
$1.88 - $1.98	17,000	$1.93	4.89	17,000	$1.93
$2.04 - $2.04	488,700	$2.04	9.57	0	$0
$2.19 - $2.19	312,600	$2.19	2.65	312,600	$2.19
$3.11 - $6.31	440,219	$4.90	4.88	380,797	$4.76
$9.69 - $41.50	49,000	$19.28	1.71	49,000	$19.28
	2,781,756	$2.47	5.47	1,829,079	$2.68

There were 90,159 options exercised in the three months ended March 31, 2010. The total intrinsic value of options exercised for the three months ended March 31, 2010 was $164,568. Cash received from options exercised for the three months ended March 31, 2010 was $132,000. There were no options exercised in the three months ended March 31, 2009.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of January 1, 2010	170,660	$1.21
Restricted stock shares granted	—	$—
Restricted stock shares vested	—	$—
Non-vested restricted stock shares outstanding as of March 31, 2010	170,660	$1.21

As of March 31, 2010, we had $136,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 1.78 years. During the three months ended March 31, 2010, no shares of restricted stock vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$20,520	$—	$—	$20,520	$16,790	$—	$—	$16,790
Cash equivalents:
Money market fund	87	—	—	87	144	—	—	144

Total cash equivalents	87	—	—	87	144	—	—	144

Total cash and cash equivalents	20,607	—	—	20,607	16,934	—	—	16,934

Investments:
Certificates of Deposit	3,600		(9)	3,591
US Treasury and agency securities	1,037		(7)	1,030
Corporate bonds	13,945	186	(18)	14,113	18,298	171	—	18,469
Total investments	18,582	186	(34)	18,734	18,298	171	—	18,469
Total cash, cash equivalents and investments	$39,189	186	$(34)	$39,341	$35,232	$171	$—	$35,403
Contractual maturities on investments:
Due within 1 year	$14,941			$15,120	$18,298			$18,469
Due after 1 through 5 years	3,641			3,614	—			—
	$18,582			$18,734	$18,298			$18,469

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three months ended March 31, 2010 we had $120,000 gross realized gains on sales of our available-for-sale securities. For the three months ended March 31, 2009 we had no realized gains or losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2010 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of March 31, 2010 (in thousands):

	In Loss Position < 12 months		Total In Loss Position
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)
Investments:
Certificates of Deposit	$3,591	$(9)	$3,591	$(9)
US Treasury and agency securities	1,030	(7)	1,030	(7)
Corporate bonds	1,628	(18)	2,626	(18)
Total in loss position	$6,249	$(34)	$7,248	$(34)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.3 million and $4.2 million as of March 31, 2010 and December 31, 2009, respectively. We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of March 31, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

On January 1, 2008, we adopted ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2010 (in thousands):

	Balance as of March 31, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and short-term investments:
Money market fund - Cash	$87	$87	$—
Certificates of deposit	$3,591	—	3,591
US Treasury and agency securities	$1,030	—	1,030
Corporate bonds	14,113	—	14,113
Total	$18,821	$87	$18,734
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first three months of 2010 or 2009.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2010	2009
Inventories, net:
Raw materials	$13,039	$12,051
Work in process	11,675	11,947
Finished goods*	3,427	3,720
	$28,141	$27,718

* Finished goods include $2.6 million and $2.1million of consigned inventory as of March 31, 2010 and December 31, 2009, respectively.

Note 5. Restructuring Charge

In March 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid during the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge in the first three months of 2010.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss) attributable to AXT, Inc.	$2,580	$(5,516)
Less: Preferred stock dividends	(44)	(44)

Net income (loss) available to common stockholders	$2,536	$(5,560)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,743	30,434
Effect of dilutive securities:
Common stock options	1,049	—
Denominator for dilutive net income (loss) per common share	31,792	30,434
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.18)
Diluted	$0.08	$(0.18)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	366	2,753

The 883,000 shares of $0.001 par value Series A preferred stock issued on May 28, 1999 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and a $4 per share liquidation preference over common stock, and must be paid before any liquidating distribution is made to common stockholders.

Note 7. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2009	$3,532	$30	$187,871	$(101,130)	$4,300	$94,603	$2,648	$97,251
Common stock options exercised			132			132		132
Stock-based compensation			114			114		114
Comprehensive loss:
Net (loss) income				2,580		2,580	130	2,710
Dividend declared							(192)	(192)
Change in unrealized (loss) gain on marketable securities					(19))	(19)		(19)
Currency translation adjustment					(205)	(205)		(205)
Balance as of March 31, 2010	$3,532	$30	$188,117	$(98,550)	$4,076	$97,205	$2,586	$99,791

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income (loss) attributable to AXT, Inc	$2,580	$(5,516)
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	(205)	2
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(19)	187
Total other comprehensive income, net of tax	(224)	189
Comprehensive income (loss)	2,356	(5,327)
Comprehensive income attributable to the noncontrolling interest	—	1
Comprehensive income (loss) attributable to AXT, Inc.	$2,356	$(5,326)

Note 8. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as the principal executive officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Product Information

	Three Months Ended March 31,
	2010	2009
Revenue by product type:
GaAs substrates	$13,434	$5,012
InP substrates	875	490
Ge substrates	1,640	622
Raw materials and other	2,692	1,530
Consolidated	$18,641	$7,654

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2010	2009
Net revenues:
North America*	$4,531	$1,736
Europe	3,768	2,213
Japan	2,778	1,152
Taiwan	2,582	689
Asia Pacific	4,982	1,864
Consolidated	$18,641	$7,654

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2010	2009
Long-lived assets by geographic region:
North America	$666	$661
China	19,627	20,192
	$20,293	$20,853

Significant Customers

One customer represented more than 10% of revenue for the three month period ended March 31, 2010 while two customers each represented more than 10% of revenue at 14.2% and 11.2% for the three month period ended March 31, 2009.  Our top five customers represented 39.6% and 43.9% of revenue for the three month periods ended March 31, 2010 and 2009, respectively.

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of March 31, 2010 at 27%, and 13%, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2010	2009	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	3,371	3,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	882	866	Equity	25%

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our chief executive officer is chairman of the JiYa board, while our president of China operations and our vice president of China administration and our vice president of wafer production are also members of the JiYa board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief executive officer is chairman of the Jin Mei board, while our president of China operations and our vice president of China administration are also members of the Jin Mei board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), is 70%. We continue to consolidate Bo Yu as we have a significant influence over management and have a majority control of the board. Our chief executive officer is chairman of the BoYu board and our president of China operations and our vice president of China administration are members of the BoYu board.

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

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $4.3 million and $4.2 million as of March 31, 2010 and December 31, 2009, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three months ended March 31, 2010 the three consolidated joint ventures had income of $0.5 million of which $0.1 million was allocated to minority interests, resulting in income of $0.4 million included in our net income. During the three months ended March 31, 2009 the three consolidated joint ventures lost $0.3 million of income of which $0.1 million was allocated to minority interests, resulting in a loss of $0.2 million included in our net loss. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $21,000 and $7,000 for the three months ended March 31, 2010 and 2009, respectively. Undistributed retained earnings relating to all our investments in these companies were $12.8 million and $12.4 million as of March 31, 2010 and December 31, 2009, respectively.

Our two minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009

Net Sales	$3,338	$2,104
Gross profit	895	687
Operating income	123	73
Net income	82	29

We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of March 31, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Beginning accrued warranty and related costs	$1,082	$1,640
Charged (credited) to cost of revenue	60	76
Actual warranty expenditures	(56)	(253)
Ending accrued warranty and related costs	$1,086	$1,463

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of March 31, 2010, we do not have any outstanding material purchase obligations.

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

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $68,000 and $437,000 for the three month periods ended March 31, 2010, and 2009, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008.

Note 13. Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance Accounting Standards Update (ASU) topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, reliable supply and enhanced sourcing lead-times of raw materials, our reserve balances, our expected savings from our workforce reduction, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, and our belief that we have adequate cash and investments to meet our needs over the next 12 months. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the condensed consolidated financial statements included elsewhere in this report.

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

While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends in the first quarter of 2010, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future business in 2010. Following very challenging industry conditions in the first half of 2009, we began to see stronger sales and improved gross margins in the second half of 2009. Our qualification efforts in both gallium arsenide and germanium substrates have been successful and we are pleased with our increasing diversification in these areas.

As of March 31, 2010, our principal sources of liquidity were $39.3 million in cash and cash equivalents and short-term investments. This increased by $3.9 million compared to cash and cash equivalents and short-term investments of $35.4 million at December 31, 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

As of March 31, 2010 and December 31, 2009, our accounts receivable, net, balance was $15.2 million and $15.4 million, respectively, which was net of an allowance for doubtful accounts of $0.2 million and $0.2 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2010 and December 31, 2009, our allowance for sales returns was $0.8 million and $0.9 million, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2010 and December 31, 2009, accrued product warranties totaled $1.1 million and $1.1 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2010 and December 31, 2009, we had an inventory reserve of $9.9 million and $10.1 million, respectively, for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by ASC topic 320, Debt and Equity Securities. All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Impairment of Disposal of Long-Lived Assets. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.

Employee Stock Options

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718, using the modified prospective application transition method. Under this transition method, stock-based compensation cost was recognized in the condensed consolidated financial statements for all share-based payments after January 1, 2006. Compensation cost recognized includes the estimated expense for the portion of the vesting period after January 1, 2006 for share-based payments prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718. We recognize these compensation costs net of an estimated forfeiture rate over the requisite service period of the award, which is generally the vesting term of four years for stock options. Results for prior periods have not been restated, as provided for under the modified prospective application transition method.

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

Effective January 1, 2007, we adopted ASC 740. See Note 12—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
		($ in thousands)
GaAs	$13,434	$5,012	$8,422	168.0%
InP	875	490	385	78.6%
Ge	1,640	622	1,018	163.7%
Raw materials	2,692	1,530	1,162	75.9%
Total revenue	$18,641	$7,654	$10,987	143.5%

Revenue increased $11.0 million, or 143.5%, to $18.6 million for the three months ended March 31, 2010 from $7.7 million for the three months ended March 31, 2009. Total GaAs substrate revenue increased $8.4 million, or 168.0%, to $13.4 million for the three months ended March 31, 2010 from $5.0 million for the three months ended March 31, 2009. The increase in revenue was primarily due to the stronger demand environment compared to the prior year, particularly for our GaAs product.

Sales of 5 inch and 6 inch diameter GaAs substrates were $5.3 million for the three months ended March 31, 2010 compared to $1.2 million for the three months ended March 31, 2009.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $8.1 million for the three months ended March 31, 2010 compared with $3.7 million for the three months ended March 31, 2009. The increase in revenue from smaller diameter substrates was due to the stronger demand environment compared to the worldwide economic slowdown we experienced in the prior year.

InP substrate revenue increased $385,000, or 78.6%, to $875,000 for the three months ended March 31, 2010 from $490,000 for the three months ended March 31, 2009 as demand from customers in the optical networking industry has increased.

Ge substrate revenue increased $1.0 million, or 163.7%, to $1.6 million for the three months ended March 31, 2010 from $0.6 million for the three months ended March 31, 2009. This increase came from our new European customer for germanium substrates that we did not have in the first quarter of 2009, as well as from an increase in overall demand for concentrated photovoltaic applications from our other Ge customers.

Raw materials revenue increased $1.2 million, or 75.9%, to $2.7 million for the three months ended March 31, 2010 from $1.5 million for the three months ended March 31, 2009. The increase in raw materials revenue was primarily due to the recovery in demand for 4N gallium.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
North America *	$4,531	$1,736	$2,795	161.0%
% of total revenue	24%	23%
Europe	3,768	2,213	1,555	70.3%
% of total revenue	20%	29%
Japan	2,778	1,152	1,626	141.1%
% of total revenue	15%	15%
Taiwan	2,582	689	1,893	274.7%
% of total revenue	14%	9%
Asia Pacific (excluding Japan and Taiwan)	4,982	1,864	3,118	167.3%
% of total revenue	27%	24%
Total revenue	$18,641	$7,654	$10,987	143.5%

*Primarily the United States

Revenue from customers in North America increased by $2.8 million, or 161.0%, to $4.5 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009 as the demand for substrates and for raw materials increased due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Europe increased by $1.6 million, or 70.3%, to $3.8 million for the three months ended March 31, 2010 from $2.2 million for the three months ended March 31, 2009. This increase came primarily from increased substrate sales to customers in Germany and to customers in France. In Germany, in the first quarter of 2010, we have a new customer for germanium substrates that we did not have in the first quarter of 2009.

Revenue from customers in Japan increased by $1.6 million, or 141.1%, to $2.8 million for the three months ended March 31, 2010 from $1.2 million for the three months ended March 31, 2009. The increase came primarily from increased substrate sales to major existing customers, in both small and large diameter wafers, and to a lesser extent increased raw material sales of 4N gallium to existing customers.

Revenue from customers in Taiwan increased by $1.9 million, or 274.7%, to $2.6 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009. The increase came mainly from increased sales to five major customers as the demand for GaAs substrates in all sizes and for 4” germanium substrates increased due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $3.1 million, or 167.3%, to $5.0 million for the three months ended March 31, 2010 from $1.9 million for the three months ended March 31, 2009. The increase came from several customers in China for both substrates and for raw materials, and from one major customer in Singapore who is part of the IQE group.

Gross Margin

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$6,732	$(237)	$6,969	2,940.5%
Gross Margin %	36.1%	(3.1)%

Gross margin increased to 36.1% of total revenue for the three months ended March 31, 2010 from negative 3.1% of total revenue for the three months ended March 31, 2009. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots contributed to higher gross profit for the three months ended March 31, 2010. During the three months ended March 31, 2010, our manufacturing facility in Beijing was operating at a higher utilization capacity compared to the same period in the prior year, which resulted in higher absorption rates. The negative 3.1 percent gross margin for the three months ended March 31, 2009 was primarily due to the low absorption rates as a result of reduced sales from the fourth quarter of 2008, and hence lower production volume.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,419	$4,006	$(587)	(14.7)%
% of total revenue	18.3%	52.3%

Selling, general and administrative expenses decreased $0.6 million to $3.4 million for the three months ended March 31, 2010 from $4.0 million for the three months ended March 31, 2009. The $0.6 million decrease was from $0.5 million reduced legal fees, since in the prior year we had higher legal fees as a result of matters relating to the change in management in March 2009, in addition to $0.3 million in severance pay for our former chief executive officer, $0.3 million in related stock compensation expense for his stock option acceleration, and $0.1 million for a chief executive search fee. This was partially offset by a $0.4 million increase in the allowance for doubtful accounts and from a $0.2 million increase in sales commissions.

Research and Development

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Research and development	$451	$460	$(9)	(2.0)%
% of total revenue	2.4%	6.0%

Research and development expenses decreased $9,000, or 2.0% to $451,000 for the three months ended March 31, 2010 from $460,000 for the three months ended March 31, 2009. The decrease was primarily due to $49,000 less labor costs mostly as a result of our restructuring in March 2009, partially offset by $40,000 higher new products testing costs.

Restructuring Charge

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$—	$507	$(507)	NM
% of total revenue	0.0%	6.6%

NM = % not meaningful

During the first quarter of 2009, we further reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were cash expenditures incurred in the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first quarter of 2010.

Interest Income, net

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Interest income, net	$15	$44	$(29)	(65.9)%
% of total revenue	0.1%	0.6%

Interest income, net decreased $29,000 to $15,000 for the three months ended March 31, 2010 from $44,000 for the three months ended March 31, 2009. Interest income, net for the three months ended March 31, 2009 was higher since we had $59,000 of interest income on investment notes that matured, partially offset by $15,000 interest expense on our line of credit and tenant improvement loan. Interest income, net for the three months ended March 31, 2010 was lower as we did not have accrued interest on any notes maturing this quarter.

Other Income (Loss), net

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$79	$(422)	$501	(118.7)%
% of total revenue	0.4%	(5.5)%

Other income, net was $79,000 for the three months ended March 31, 2010 primarily due a realized gain of $120,000 on the sale of short-term investments held by us, and $39,000, net, miscellaneous items, partially offset by unrealized foreign exchange losses of $80,000 on our Yen denominated accounts receivable and miscellaneous items. Other loss, net was $422,000 for the three months ended March 31, 2009 primarily due to unrealized foreign exchange losses of $409,000 on our Yen denominated accounts receivable, and $13,000, net, miscellaneous items.

Provision for Income Taxes

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$246	$4	$242	6050.0%
% of total revenue	1.3%	0.0%

We provided for income taxes of $246,000 for our China operations for the three months ended March 31, 2010 compared to $4,000 for the three months ended March 31, 2009. The increase in tax provision was primarily due to increased sales and increased net income in the first quarter of 2010 compared to the our overall loss position for the same period last year.

Noncontrolling interest

	Three Months Ended March 31,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(130)	$76	$(206)	(271.1)%
% of total revenue	(0.7)%	1.0%

Net income (loss) attributable to noncontrolling interest changed $206,000 or 271.1% to an expense of $130,000 for the three months ended March 31, 2010 from a contribution of $76,000 for the three months ended March 31, 2009 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

Liquidity and Capital Resources

As of March 31, 2010, our principal sources of liquidity were $39.3 million in cash and cash equivalents and short-term investments. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Approximately $12.3 million of our short-term investments in corporate bonds (see Note 3 to our condensed consolidated financial statements) are invested in Citigroup guaranteed instruments.

Cash and cash equivalents and short-term investments of $39.3 million increased by $3.9 million in the first quarter of 2010 compared to the fourth quarter of 2009.

Net cash provided by operating activities of $4.2 million for the three months ended March 31, 2010 was primarily comprised of our net income of $2.7 million, adjusted for non-cash items of depreciation of $0.8 million, stock-based compensation of $0.1 million, a net decrease of $0.7 million in assets and liabilities partially offset by a gain on sale of investments of $0.1 million. The $0.7 million net decrease in assets and liabilities primarily resulted from a $1.4 million increase in accounts payable, a $0.3 million increase in accrued liabilities, and a $0.2 million increase in accounts receivable, partially offset by a $0.7 million increase in prepaid expenses, and a $0.5 million increase in inventory.

Accounts receivable, net increased by $0.2 million as of March 31, 2010 compared to December 31, 2009 due to higher sales volume, which was offset by improved collections. Our days sales outstanding (DSO) is 73 days as of March 31, 2010 and was 79 days as of December 31, 2009.

Inventories, net, increased by $0.5 million as of March 31, 2010 compared to Decemeber 31, 2009, as raw materials increased by $1.0 million due to timing of purchases, and we decreased work-in-process and finished goods by $0.5 million due to sales.

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

Accounts receivable, net decreased by $3.1 million as of March 31, 2009 due to the weaker demand environment which resulted in lower sales volume.

Inventories, net, decreased by $1.6 million as of March 31, 2009 as we decreased inventory in work-in-process and finished goods by $2.1 million and shipped these out as sales, partially offset by a $0.5 million increase in raw materials as demand for raw material fell.

Net cash used in investing activities of $0.5 million for the three months ended March 31, 2010 was primarily from the purchase of property, plant and equipment of $0.3 million and partially offset by the net purchases of marketable securities of $0.2 million.

Net cash used in investing activities of $0.1 million for the three months ended March 31, 2009 was primarily from the purchase of property, plant and equipment of $0.1 million.

We expect to invest up to approximately $8.7 million in capital projects at our China facilities for the remainder of 2010, having delayed certain expansion activities as a result of the impact of the 2009 worldwide economic conditions.

Net cash used in financing activities of $78,000 for the three months ended March 31, 2010 consisted of $192,000 dividends paid, and payments of $18,000 related to our tenant improvement loan, partially offset by net proceeds of $132,000 on the issuance of common stock.

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

Outstanding contractual obligations as of March 31, 2010 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Tenant improvement loan	$478	$77	$161	$174	$66
Operating leases	1,663	307	554	594	208
Total	$2,141	$384	$715	$768	$274

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective April 1, 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB’s”) updated guidance Accounting Standards Update (ASU) topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of March 31, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the first quarter of 2010, we recorded a net realized foreign exchange gain of $12,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the first quarter of 2010, we recorded unrealized foreign currency loss of $80,000, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2010	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$20,520	0.50%	$103	$92	$113
Cash equivalents	87	2.15	2	2	2
Investment in debt and equity instruments	18,734	2.39	448	403	493
Tenant improvement loan	(478)	4.00	(19)	(17)	(21)
			$534	$480	$587

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with Citicorp. We have no investments in auction rate securities. As of March 31, 2010, we have approximately $12.3 million in principal protected notes with Citicorp with a fair value of approximately $12.5 million. We expect to decrease our exposure to Citicorp as these principal protected notes come due and the underlying assets are placed into diversified securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of March 31, 2010 at 27%, and 13%, respectively.

Equity Risk

We maintain minority investments in two privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2010, the minority investments totaled $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our

Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in ensuring that information required to be disclosed on SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. [Reserved]

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.1(5)	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Incorporated by reference to Exhibit 10.31 to our Form 8-K as filed with the SEC on February 2, 2010.

* Confidential treatment has been requested of the SEC for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 17, 2010	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

4.2(4)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

10.1(5)	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH*

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001

(5) Incorporated by reference to Exhibit 10.31 to our Form 8-K as filed with the SEC on February 2, 2010.

* Confidential treatment has been requested of the SEC for portions of this exhibit.