Form 10-Q
period 2010-06-30
AXT INC
filed 2010-08-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $0.001 par value	31,024,198

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2010	2009 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,394	$16,934
Short-term investments	11,321	18,469
Accounts receivable, net of allowances of $797 and $1,019 as of June 30, 2010 and December 31, 2009, respectively	18,640	15,362
Inventories, net	27,247	27,718
Prepaid expenses and other current assets	4,032	2,411
Total current assets	81,634	80,894
Long-term investments	7,210	—
Property, plant and equipment, net	20,314	20,853
Other assets	6,199	6,199
Total assets	$115,357	$107,946

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,008	$5,571
Accrued liabilities	5,424	4,566
Current portion of long-term debt	77	76
Total current liabilities	9,509	10,213
Long-term debt, net of current portion	381	420
Other long-term liabilities	3	62
Total liabilities	9,893	10,695
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively (Liquidation preference of $5.5 million and $5.4 million as of June 30, 2010 and December 31, 2009, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 31,024 and 30,880 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	188,270	187,871
Accumulated deficit	(93,015)	(101,130)
Accumulated other comprehensive income	3,644	4,300
Total AXT, Inc. stockholders’ equity	102,461	94,603

Noncontrolling interests	3,003	2,648
Total stockholders’ equity	105,464	97,251

Total liabilities and stockholders’ equity	$115,357	$107,946

See accompanying notes to condensed consolidated financial statements.

(1)          The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$23,177	$13,055	$41,818	$20,709
Cost of revenue	14,642	10,539	26,551	18,430
Gross profit	8,535	2,516	15,267	2,279

Operating expenses:
Selling, general and administrative	3,039	3,486	6,458	7,492
Research and development	515	355	966	815
Restructuring charge	—	—	—	507
Total operating expenses	3,554	3,841	7,424	8,814
Income (loss) from operations	4,981	(1,325)	7,843	(6,535)
Interest income (expense), net	(25)	34	(10)	78
Other income (expense), net	1,556	321	1,635	(101)

Income (loss) before provision for income taxes	6,512	(970)	9,468	(6,558)
Provision for income taxes	(560)	(308)	(806)	(312)
Net income (loss)	5,952	(1,278)	8,662	(6,870)

Less: Net income (loss) attributable to noncontrolling interest	(417)	(2)	(547)	74
Net income (loss) attributable to AXT, Inc.	$5,535	$(1,280)	$8,115	$(6,796)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$(0.04)	$0.26	$(0.23)
Diluted	$0.17	$(0.04)	$0.25	$(0.23)

Weighted average number of common shares outstanding:
Basic	30,834	30,439	30,789	30,437
Diluted	32,172	30,439	31,982	30,437

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,662	$(6,870)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,411	1,570
Amortization (accretion) of marketable securities premium	47	(6)
Loss (gain) on disposal of property, plant and equipment	1	4
Stock-based compensation	233	579
Restructuring charge	—	507
Realized loss (gain) on available for sale securities	(196)	9
Changes in assets and liabilities:
Accounts receivable, net	(3,306)	(1,386)
Inventories	350	6,766
Prepaid expenses and other current assets	(1,657)	1,394
Other assets	(22)	(101)
Accounts payable	(1,523)	(2,302)
Accrued liabilities	869	(385)
Other long-term liabilities	(12)	(983)
Net cash provided by (used in) operating activities	4,857	(1,204)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,187)	(390)
Proceeds from sale of property, plant and equipment	4	—
Purchases of available for sale securities	(11,202)	(13)
Proceeds from available for sale securities	10,996	440
Decrease in restricted deposits	—	13
Net cash provided by (used in) investing activities	(1,389)	50

Cash flows from financing activities:
Proceeds from common stock options exercised	166	40
Dividends paid	(192)	—
Long-term debt payments	(38)	(49)
Net cash used in financing activities	(64)	(9)
Effect of exchange rate changes on cash and cash equivalents	52	10
Net increase (decrease) in cash and cash equivalents	3,460	(1,153)
Cash and cash equivalents at the beginning of the period	16,934	13,566
Cash and cash equivalents at the end of the period	$20,394	$12,413

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2010 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 17, 2010.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$5	$10	$15	$23
Selling, general and administrative	103	93	200	511
Research and development	11	18	18	45

Total stock-based compensation	119	121	233	579
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$119	$121	$233	$579

Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.00	$0.00	$0.01	$0.02
Diluted	$0.00	$0.00	$0.01	$0.02

As of June 30, 2010 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $830,000, net of estimated forfeitures of $200,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.98 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2010 due to the immateriality of the amount.

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock option grants made in the three and six months ended June 30, 2010 and 2009.

The following table summarizes the stock option transactions during the six months ended June 30, 2010 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2010	2,880	$2.46

Granted	—	—

Exercised	(117)	1.43

Canceled and expired	(15)	19.99

Options outstanding as of June 30, 2010	2,748	$2.41	5.27	$6,657

Options vested and expected to vest as of June 30, 2010	2,659	$2.43	5.14	$6,425

Options exercisable as of June 30, 2010	1,819	$2.60	3.35	$4,298

As of December 31, 2009, options to purchase 1,900,000 shares at a weighted average exercise price of $2.64 per share were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.51 on June 30, 2010, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of June 30, 2010 was 1,212,000.

The options outstanding and exercisable as of June 30, 2010 were in the following exercise price ranges:

Options Outstanding as of June 30, 2010				Options Exercisable as of June 30, 2010
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.17 - $1.18	318,200	$1.17	2.15	318,200	$1.17
$1.25 - $1.34	257,842	$1.32	4.56	257,842	$1.32
$1.38 - $1.38	305,400	$1.38	3.19	305,400	$1.38
$1.40 - $1.40	1,094	$1.40	4.70	1,094	$1.40
$1.59 - $1.59	565,621	$1.59	7.33	171,185	$1.59
$1.88 - $1.98	17,000	$1.93	4.64	17,000	$1.93
$2.04 - $2.04	488,700	$2.04	9.32	0	$0
$2.19 - $2.19	312,250	$2.19	2.40	312,250	$2.19
$3.11 - $6.31	438,317	$4.90	4.65	392,191	$4.78
$9.69 - $39.80	44,000	$16.75	1.63	44,000	$16.75
	2,748,424	$2.41	5.27	1,819,162	$2.60

There were 26,497 and 116,658 options exercised in the three months and six months ended June 30, 2010, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2010 was $102,106 and $266,674, respectively. Cash received from options exercised for the three and six months ended June 30, 2010 was $34,200 and $166,200, respectively. There were no options exercised in the three and six months ended June 30, 2009.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of January 1, 2010	170,660	$1.21
Restricted stock shares granted	27,027	$3.33
Restricted stock shares vested	(43,839)	$1.11
Non-vested restricted stock shares outstanding as of June 30, 2010	153,848	$1.61

As of June 30, 2010, we had $194,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 1.35 years. During the six months ended June 30, 2010 and 2009, 43,839 shares and 3,532 shares of restricted stock vested respectively.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments, and strategic investments in privately-held companies are classified as follows (in thousands):

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$20,339	$—	$—	$20,339	$16,790	$—	$—	$16,790
Cash equivalents:
Money market fund	55	—	—	55	144	—	—	144

Total cash and cash equivalents	20,394	—	—	20,394	16,934	—	—	16,934

Investments:
Certificates of Deposit	4,560	3	(3)	4,560
US Treasury and agency securities	4,969	2	(3)	4,968
Corporate bonds	9,124	—	(121)	9,003	18,298	171	—	18,469
Total investments	18,653	5	(127)	18,531	18,298	171	—	18,469
Total cash, cash equivalents and investments	$39,047	$5	$(127)	$38,925	$35,232	$171	$—	$35,403
Contractual maturities on investments:
Due within 1 year	$11,411			$11,321	$18,298			$18,469
Due after 1 through 5 years	7,242			7,210	—			—
	$18,653			$18,531	$18,298			$18,469

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and six months ended June 30, 2010 we had $76,000 and $196,000 gross realized gains on sales of our available-for-sale securities, respectively. For the three and six months ended June 30, 2009 we had $9,000 gross realized losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2010 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of June 30, 2010 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of Deposit	$3,117	$(3)	$—	$—	$3,117	$(3)
US Treasury and agency securities	2,534	(3)	—	—	2,534	(3)
Corporate bonds	1,586	(35)	7,417	(83)	9,003	(118)
Total in loss position	$7,237	$(41)	$7,417	$(83)	$14,654	$(124)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.3 million and $4.2 million as of June 30, 2010 and December 31, 2009, respectively. We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of June 30, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

On January 1, 2008, we adopted ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis and requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. Certain financial assets and liabilities that are not required to be recorded at fair value, including accounts receivable, accounts payable, accrued liabilities and term debt, have recorded values that approximate fair value given their short term nature and relative terms of the agreement.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2010 (in thousands):

	Balance as of June 30, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund - cash	$55	$55	$—
Certificates of deposit	$4,560	—	4,560
US Treasury and agency securities	$4,968	—	4,968
Corporate bonds	9,003	—	9,003
Total	$18,586	$55	$18,531
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of June 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first six months of 2010 or 2009.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2010	2009
Inventories, net:
Raw materials	$11,387	$12,051
Work in process	12,129	11,947
Finished goods	3,731	3,720
	$27,247	$27,718

Note 5. Restructuring Charge

In March 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid during the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge in the first six months of 2010.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to AXT, Inc.	$5,535	$(1,280)	$8,115	$(6,796)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$5,491	$(1,324)	$8,027	$(6,884)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,834	30,439	30,789	30,437
Effect of dilutive securities:
Common stock options	1,338	—	1,193	—
Denominator for dilutive net income (loss) per common share	32,172	30,439	31,982	30,437
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$(0.04)	$0.26	$(0.23)
Diluted	$0.17	$(0.04)	$0.25	$(0.23)
Options excluded from diluted per share calculation as the impact is anti-dilutive	351	2,615	355	2,615

The 883,000 shares of $0.001 par value Series A preferred stock issued on May 28, 1999 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and a $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders.

Note 7. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2009	$3,532	$30	$187,871	$(101,130)	$4,300	$94,603	$2,648	$97,251
Common stock options exercised			166			166		166
Stock-based compensation			233			233		233
Comprehensive income:
Net income				8,115		8,115	547	8,662
Dividend paid							(192)	(192)
Change in unrealized (loss) gain on marketable securities					(293)	(293)		(293)
Currency translation adjustment					(363)	(363)		(363)
Balance as of June 30, 2010	$3,532	$30	$188,270	$(93,015)	$3,644	$102,461	$3,003	$105,464

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss) attributable to AXT, Inc.	$5,535	$(1,280)	$8,115	$(6,796)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(158)	(42)	(363)	(40)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(274)	703	(293)	890
Total other comprehensive income (loss), net of tax	(432)	661	(656)	850
Comprehensive income (loss)	5,103	(619)	7,459	(5,946)
Comprehensive income (loss) attributable to the noncontrolling interest	—	1	—	2
Comprehensive income (loss) attributable to AXT, Inc.	$5,103	$(618)	$7,459	$(5,944)

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

Product Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue by product type:
GaAs substrates	$16,235	$10,108	$29,669	$15,120
InP substrates	1,077	684	1,952	1,174
Ge substrates	1,602	1,217	3,242	1,839
Raw materials and other	4,263	1,046	6,955	2,576
Total	$23,177	$13,055	$41,818	$20,709

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2010	2009	2010	2009
Revenue by geographic region:
North America*	$4,717	$2,428	$9,248	$4,164
Europe	4,201	2,264	7,969	4,477
Japan	3,504	2,038	6,282	3,190
Taiwan	4,019	2,746	6,601	3,435
Asia Pacific	6,736	3,579	11,718	5,443
Total	$23,177	$13,055	$41,818	$20,709

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2010	2009
Long-lived assets by geographic region:
North America	$610	$661
China	19,704	20,192
	$20,314	$20,853

Significant Customers

One customer represented more than 10% of revenue at 18.7% for the three month period ended June 30, 2010 while two customers each represented more than 10% of revenue at 16.0% and 11.6% for the three month period ended June 30, 2009.  One customer represented more than 10% of revenue at 17.6% for the six month period ended June 30, 2010 while two customers represented more than 10% at 15.3% and 11.5% revenues for the six month period ended June 30, 2009.Our top five customers represented 42.5% and 43.4% of revenue for the three month periods ended June 30, 2010 and 2009, respectively. Our top five customers represented 40.5% and 40.3% of revenue for the six month periods ended June 30, 2010 and 2009, respectively.

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of June 30, 2010 at 30%, and 11%, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2010	2009	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$1,998	$1,998

Xilingol Tongli Germanium Co. Ltd	$3,355	$3,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	959	866	Equity	25%
	$4,314	$4,233

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

Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management with some input from us.

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $4.3 million and $4.2 million as of June 30, 2010 and December 31, 2009, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three and six months ended June 30, 2010 the three consolidated joint ventures had income of $1.3 million and $1.8 million of which $0.4 million and $0.5 million, respectively, was allocated to minority interests, resulting in income of $0.9 million and $1.3 million, respectively, included in our net income. During the three and six months ended June 30, 2009 the three consolidated joint ventures had $83,000 of income and a loss of $167,000 of which $2,000 and a loss of $74,000 was allocated to minority interests, resulting in income of $81,000 and a loss of $93,000.included in our net loss. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $82,000 and $139,000 for the six months ended June 30, 2010 and 2009, respectively. Undistributed retained earnings relating to all our investments in these companies were $13.8 million and $12.4 million as of June 30, 2010 and December 31, 2009, respectively.

Our two minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$3,504	$4,111	$6,842	$6,215
Gross profit	895	1,164	1,790	1,851
Operating income	277	675	400	748
Net income	244	526	326	555

We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of June 30, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

Note 10. Commitments and Contingencies

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Beginning accrued warranty and related costs	$1,086	$1,463	$1,082	$1,640
Charged to cost of revenue	(206)	242	(146)	318
Actual warranty expenditures	—	(210)	(56)	(463)
Ending accrued warranty and related costs	$880	$1,495	$880	$1,495

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of June 30, 2010, we did not have any outstanding material purchase obligations.

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

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $230,000 and $183,000 for the three month periods ended June 30, 2010, and 2009, respectively. We incurred foreign currency transaction exchange gains of $162,000 and foreign exchange losses of $253,000 for the six month periods ended June 30, 2010, and 2009, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, we did not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008. There were no Federal U.S. tax expense during three and six months ended June 30, 2010 due to the valuation allowance being utilized.

Note 13. Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance. In accordance with this guidance, we have evaluated and, as necessary, made changes to these unaudited Condensed Consolidated Financial Statements for the events.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to leverage our manufacturing capabilities and access to favorably priced raw materials to increase our market share, industry trends, our ability to expand our markets and increase sales, gross margins, our reserve balances, our expected savings from our workforce reduction, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our belief that we have adequate cash and investments to meet our needs over the next 12 months, and our expectation that our exposure to Citigroup will decrease as our principal protected notes comes due and the underlying assets are placed into diversified securities. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business. Positive industry trends in the first half of 2010, coupled with our competitive manufacturing and cost advantages give us confidence in our ability to continue to drive future business in 2010. Following very challenging industry conditions in the first half of 2009, we began to see stronger sales and improved gross margins in the second half of 2009. Our qualification efforts in both gallium arsenide and germanium substrates have been successful and we are pleased with our increasing diversification in these areas.

As of June 30, 2010, our principal sources of liquidity were $38.9 million in cash and cash equivalents and short and long-term investments. This increased by $3.5 million compared to cash and cash equivalents and short-term investments of $35.4 million at December 31, 2009.

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

As of June 30, 2010 and December 31, 2009, our accounts receivable, net, balance was $18.6 million and $15.4 million, respectively, which was net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2010 and December 31, 2009, our allowance for sales returns was $0.7 million and $0.8 million, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2010 and December 31, 2009, accrued product warranties totaled $0.9 million and $1.1 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2010 and December 31, 2009, we had an inventory reserve of $9.7 million and $10.1 million, respectively, for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Effective January 1, 2007, we adopted ASC 740. See Note 12—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
		($ in thousands)
GaAs	$16,235	$10,108	$6,127	60.6%
InP	1,077	684	393	57.5%
Ge	1,602	1,217	385	31.6%
Raw materials and other	4,263	1,046	3,217	307.6%
Total revenue	$23,177	$13,055	$10,122	77.5%

Revenue increased $10.1 million, or 77.5%, to $23.2 million for the three months ended June 30, 2010 from $13.1 million for the three months ended June 30, 2009. Total GaAs substrate revenue increased $6.1 million, or 60.6%, to $16.2 million for the three months ended June 30, 2010 from $10.1 million for the three months ended June 30, 2009. The increase in revenue was primarily due to the improved demand environment positively affecting sales of all diameters.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.8 million for the three months ended June 30, 2010 compared to $4.4 million for the three months ended June 30, 2009. The increased demand for large diameter substrates was fueled by strong sales of wireless devices.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $9.4 million for the three months ended June 30, 2010 compared with $5.7 million for the three months ended June 30, 2009. Similar to the increase in revenue from larger diameter substrates, the increase in revenue from smaller diameter substrates was due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $0.4 million, or 57.5%, to $1.1 million for the three months ended June 30, 2010 from $0.7 million for the three months ended June 30, 2009 as demand from customers in the optical networking industry increased. We continue to see renewed demand for these substrates as investment in high-speed optical communications is increasing worldwide.

Ge substrate revenue increased $0.4 million, or 31.6%, to $1.6 million for the three months ended June 30, 2010 from $1.2 million for the three months ended June 30, 2009. Our Ge substrate revenue increased as demand from our customers increases for concentrated photovoltaic solar applications. We continue to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $3.2 million, or 307.6%, to $4.3 million for the three months ended June 30, 2010 from $1.0 million for the three months ended June 30, 2009. Raw materials revenue was low in the prior year primarily due to the worldwide drop in demand for 4N gallium. We have seen an increase in the demand for 4N gallium in 2010 as the market recovers from the worldwide downturn of 2009.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
		($ in thousands)
GaAs	$29,669	$15,120	$14,549	96.2%
InP	1,952	1,174	778	66.3%
Ge	3,242	1,839	1,403	76.3%
Raw materials and other	6,955	2,576	4,379	170.0%
Total revenue	$41,818	$20,709	$21,109	101.9%

Revenue increased $21.1 million, or 101.9%, to $41.8 million for the six months ended June 30, 2009 from $20.7 million for the six months ended June 30, 2009. Total GaAs substrate revenue increased $14.5 million, or 96.2%, to $29.7 million for the six months ended June 30, 2010 from $15.1 million for the six months ended June 30, 2009. The increase in revenue was primarily due to the improved demand environment positively affecting sales of all diameters.

Sales of 5 inch and 6 inch diameter GaAs substrates were $12.3 million for the six months ended June 30, 2010 compared to $5.6 million for the six months ended June 30, 2009. The increased demand for large diameter substrates was fueled by strong sales of wireless devices.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $17.4 million for the six months ended June 30, 2010 compared with $9.5 million for the six months ended June 30, 2009. Similar to the increase in revenue from larger diameter substrates, the increase in revenue from smaller diameter substrates was due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $0.8 million, or 66.3%, to $2.0 million for the six months ended June 30, 2010 from $1.2 million for the six months ended June 30, 2009 as demand from customers in the optical networking industry increased. We continue to see renewed demand for these substrates as investment in high-speed optical communications is increasing worldwide.

Ge substrate revenue increased $1.4 million, or 76.3%, to $3.2 million for the six months ended June 30, 2010 from $1.8 million for the six months ended June 30, 2009. Our Ge substrate revenue increased as demand from our customers increase for concentrated photovoltaic solar applications. We continue to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $4.4 million, or 170.0%, to $7.0 million for the six months ended June 30, 2010 from $2.6 million for the six months ended June 30, 2009. Raw materials revenue was low in the prior year primarily due to the worldwide drop in demand for 4N gallium. We have seen an increase in the demand for 4N gallium in 2010 as the market recovers from the worldwide downturn of 2009.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
North America *	$4,717	$2,428	$2,289	94.3%
% of total revenue	20.4%	18.6%
Europe	4,201	2,264	1,937	85.6%
% of total revenue	18.1%	17.4%
Japan	3,504	2,038	1,466	71.9%
% of total revenue	15.1%	15.6%
Taiwan	4,019	2,746	1,273	46.4%
% of total revenue	17.3%	21.0%
Asia Pacific (excluding Japan and Taiwan)	6,736	3,579	3,157	88.2%
% of total revenue	29.1%	27.4%
Total revenue	$23,177	$13,055	$10,122	77.5%

*Primarily the United States

Revenue from customers in North America increased by $2.3 million, or 94.3%, to $4.7 million for the three months ended June 30, 2010 from $2.4 million for the three months ended June 30, 2009 as the demand for substrates increased by $1.9 million and the demand for raw materials increased by $0.4 million due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Europe increased by $1.9 million, or 85.6%, to $4.2 million for the three months ended June 30, 2010 from $2.3 million for the three months ended June 30, 2009. This increase came primarily from increased substrate sales of $1.1 million to customers in Germany due to increased demand, as well as $0.8 million increased raw material sales to customers in Slovakia as the demand for 4N gallium increased.

Revenue from customers in Japan increased by $1.5 million, or 71.9%, to $3.5 million for the three months ended June 30, 2010 from $2.0 million for the three months ended June 30, 2009. Substrate sales increased by $0.8 million, particularly in large diameter wafers, and raw material sales of 4N gallium increased by $0.7 million as demand increased.

Revenue from customers in Taiwan increased by $1.3 million, or 46.4%, to $4.0 million for the three months ended June 30, 2010 from $2.7 million for the three months ended June 30, 2009. The increase came mainly from demand for both semi-insulating and semi-conducting substrates.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $3.2 million, or 88.2%, to $6.7 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009. Sales to customers in Singapore increased by $1.6 million, as demand for large diameter wafers increased, while sales to customers in China increased by $1.4 million, primarily from sales and of raw materials.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
North America *	$9,248	$4,164	$5,084	122.1%
% of total revenue	22.1%	20.1%
Europe	7,969	4,477	3,492	78.0%
% of total revenue	19.1%	21.6%
Japan	6,282	3,190	3,092	96.9%
% of total revenue	15.0%	15.4%
Taiwan	6,601	3,435	3,166	92.2%
% of total revenue	15.8%	16.6%
Asia Pacific (excluding Japan and Taiwan)	11,718	5,443	6,275	115.3%
% of total revenue	28.0%	26.3%
Total revenue	$41,818	$20,709	$21,109	101.9%

*Primarily the United States

Revenue from customers in North America increased by $5.1 million, or 122.1%, to $9.2 million for the six months ended June 30, 2009 from $4.2 million for the six months ended June 30, 2009 as the demand for substrates increased by $4.1 million and the demand for raw materials increased by $1.0 million due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Europe increased by $3.5 million, or 78.0%, to $8.0 million for the six months ended June 30, 2010 from $4.5 million for the six months ended June 30, 2009. This increase came primarily from increased substrate sales of $2.2 million to customers in Germany and $0.6 million to customers in France, due to increased demand, as well as $1.1 million increased raw material sales to customers in Slovakia as the demand for 4N gallium increased, partially offset by $0.4 million decrease in raw material sales to customers in the United Kingdom.

Revenue from customers in Japan increased by $3.1 million, or 96.9%, to $6.3 million for the six months ended June 30, 2010 from $3.2 million for the six months ended June 30, 2009. Substrate sales increased by $2.0 million, particularly in large diameter wafers, and raw material sales of 4N gallium increased by $1.1 million as demand increased.

Revenue from customers in Taiwan increased by $3.2 million, or 92.2%, to $6.6 million for the three months ended June 30, 2010 from $3.4 million for the six months ended June 30, 2009. The increase came mainly from demand for both semi-insulating and semi-conducting substrates.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $6.3 million, or 115.3%, to $11.7 million for the six months ended June 30, 2010 from $5.4 million for the six months ended June 30, 2009. Sales to customers in Singapore increased by $3.1 million, as demand for large diameter wafers increased, while sales to customers in China increased by $2.9 million, primarily from substrate sales, and sales to Korea increased by $0.3 million as demand increased.

Gross Margin

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Gross profit	$8,535	$2,516	$6,019	239.2%
Gross Margin %	36.8%	19.3%

Gross margin increased to 36.8% of total revenue for the three months ended June 30, 2010 from 19.3% of total revenue for the three months ended June 30, 2009. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots contributed to higher gross profit for the three months ended June 30, 2010. During the three months ended June 30, 2010, our manufacturing facility in Beijing was operating at a higher utilization capacity compared to the same period in the prior year, which resulted in higher absorption rates. The lower 19.3% gross margin for the three months ended June 30, 2009 was primarily due to the low absorption rates as a result of reduced sales and hence lower production volume.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Gross profit	$15,267	$2,279	$12,988	569.9%
Gross Margin %	36.5%	11.0%

Gross margin increased to 36.5% of total revenue for the six months ended June 30, 2010 from 11.0% of total revenue for the six months ended June 30, 2009. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots contributed to higher gross profit for the six months ended June 30, 2010. During the six months ended June 30, 2010, our manufacturing facility in Beijing was operating at a higher utilization capacity compared to the same period in the prior year, which resulted in higher absorption rates. The lower 11.0% gross margin for the six months ended June 30, 2009 was primarily due to the low absorption rates as a result of reduced sales and hence lower production volume.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,039	$3,486	$(447)	(12.8)%
% of total revenue	13.1%	26.7%

Selling, general and administrative expenses decreased $0.4 million, or 12.8%, to $3.0 million for the three months ended June 30, 2010 from $3.5 million for the three months ended June 30, 2009. The $0.4 million decrease was from $0.1 million reduced legal fees, since in the same period in the prior year we had higher legal fees as a result of matters relating to the change in management in March 2009, in addition to $0.2 million lower labor costs since in the prior year we had severance pay for our former chief operating officer, $0.3 million in lower bad debt expense since in the same period in the prior year we had higher bad debt expense on slower accounts receivables. This was partially offset by a $0.2 million increase in commissions and sales expenses based on increased sales.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$6,458	$7,492	$(1,034)	(13.8)%
% of total revenue	15.4%	36.2%

Selling, general and administrative expenses decreased $1.0 million, or 13.8%, to $6.5 million for the six months ended June 30, 2010 from $7.5 million for the six months ended June 30, 2009. The $1.0 million decrease was from $0.7 million reduced legal fees, since in the prior year we had higher legal fees as a result of matters relating to the change in management in March 2009, in addition to $0.3 million in severance pay for our former chief executive officer, $0.2 million in related stock compensation expense for his stock option acceleration, and $0.2 million in severance pay for our former chief operating officer. This was partially offset by a $0.2 million increase in bad debt expense, since in the prior year first quarter we had a large recovery from an account we had provided for at the 2008 year end, and from a $0.2 million increase in sales commissions based on increased sales.

Research and Development

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Research and development	$515	$355	$160	45.1%
% of total revenue	2.2%	2.7%

Research and development expenses increased $0.2 million, or 45.1%, to $0.5 million for the three months ended June 30, 2010 from $0.4 million for the three months ended June 30, 2009. The increase was primarily due to $0.1 million increased labor costs from engineers hired and $0.1 million new products testing costs as we develop and improve our products.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Research and development	$966	$815	$151	18.5%
% of total revenue	2.3%	3.9%

Research and development expenses increased $0.2 million, or 18.5%, to $1.0 million for the six months ended June 30, 2010 from $0.8 million for the six months ended June 30, 2009. The increase was primarily due to $0.1 million increased labor costs from engineers hired and $0.1 million new products testing costs as we develop and improve our products.

Restructuring Charge

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$—	$507	$(507)	NM
% of total revenue	0.0%	2.4%

NM = % not meaningful

During the first quarter of 2009, we further reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge for the first six months of 2010.

Interest Income (expense), net

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Interest income (expense) , net	$(25)	$34	$(59)	(173.5)%
% of total revenue	0.1%	0.3%

Interest income (expense), net decreased $59,000 to $25,000 expense, net, for the three months ended June 30, 2010 from $34,000 interest income, net for the three months ended June 30, 2009.  Interest income, net for the three months ended June 30, 2010 was lower compared to the three months ended June 30, 2009 which had higher interest income due to higher accrued interest on principal protected notes.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Interest income (expense), net	$(10)	$78	$(88)	(112.8)%
% of total revenue	0.0%	0.4%

Interest income (expense), net decreased $88,000 to $10,000 expense, net, for the six months ended June 30, 2010 from $78,000 interest income, net for the six months ended June 30, 2009.  Interest income, net for the six months ended June 30, 2010 was lower compared to the six months ended June 30, 2009 which had higher interest income due to higher accrued interest on principal protected notes.

Other Income (Loss), net

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Other income, net	$1,556	$321	$1,235	384.7%
% of total revenue	6.7%	2.5%

Other income, net was $1.6 million for the three months ended June 30, 2010 primarily due to a $1.2 million sales tax refund and unrealized foreign exchange gains of $0.2 million and investment income of $0.2 million mainly from marketable securities and the two minority-owned joint ventures that are not consolidated. Other income, net was $321,000 for the three months ended June 30, 2009 primarily due to unrealized foreign exchange gains of $0.2 million and investment income of $0.1 million from the two minority-owned joint ventures that are not consolidated.

	Six Months Ended
	June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$1,635	$(101)	$1,736	1,718.8%
% of total revenue	3.9%	(0.5)%

Other income, net was $1.6 million for the six months ended June 30, 2010 primarily due to a $1.2 million sales tax refund and unrealized foreign exchange gains of $0.2 million and investment income of $0.1 million from the two minority-owned joint ventures that are not consolidated. Other loss, net was $0.1 million for the six months ended June 30, 2009 primarily due to unrealized foreign exchange loss of $0.3 million, offset by investment income of $0.2 million from the two minority-owned joint ventures that are not consolidated.

Noncontrolling interest

	Three Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(417)	$(2)	$(415)	(20,750.0)%
% of total revenue	1.8%	0.0%

Noncontrolling interest increased $0.4 million to $0.4 million for the three months ended June 30, 2010 from $2,000 for the three months ended June 30, 2009 indicating more profitability, and hence higher noncontrolling interest portion, from our China joint venture operations as raw materials sales increased due to a stronger demand environment.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$(547)	$74	$(621)	(839.2)%
% of total revenue	1.3%	0.4%

Noncontrolling interest increased $0.6 million to $0.5 million for the six months ended June 30, 2010 from $74,000 contribution for the six months ended June 30, 2009 indicating profitability, and hence higher noncontrolling interest portion, from our China joint venture operations as raw materials have increased due to a stronger demand environment.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$560	$308	$252	81.8%
% of total revenue	2.4%	2.4%

We provided for income taxes of $0.6 million for our China operations for the three months ended June 30, 2010 compared to $0.3 million for the three months ended June 30, 2009. The increase in tax provision was primarily due to increased sales and increased net income in the second quarter of 2010 compared to the same period last year. No income taxes have been provided for U.S. operations based upon available net operating loss carryforwards.

	Six Months Ended June 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$806	$312	$494	158.3%
% of total revenue	1.9%	1.5%

We provided for income taxes of $0.8 million for our China operations for the six months ended June 30, 2010 compared to $.03 million for the six months ended June 30, 2009. The increase in tax provision was primarily due to increased sales and increased net income for the first six months of 2010 compared to the same period last year. No income taxes have been provided for U.S. operations based upon available net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2010, our principal sources of liquidity were $38.9 million in cash and cash equivalents and short and long-term investments. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. Approximately $7.5 million of our short-term investments in corporate bonds (see Note 3 to our condensed consolidated financial statements) are invested in Citigroup guaranteed instruments.

Cash and cash equivalents and investments of $38.9 million decreased by $0.4 million in the second quarter of 2010 compared to the first quarter of 2010.

Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2010 was primarily comprised of our net income of $8.7 million, adjusted for non-cash items of depreciation of $1.4 million, stock-based compensation of $0.2 million, partially offset by a realized gain on sale of investments of $0.2 million, and offset by a net increase of $5.3 million in assets and liabilities. The $5.3 million net increase in assets and liabilities primarily resulted from a $3.3 million increase in accounts receivable, a $1.7 million increase in prepaid expenses, a $1.5 million decrease in accounts payable, partially offset by a $0.9 million increase in accrued liabilities, and a $0.4 million decrease in inventories.

Accounts receivable, net increased by $3.3 million as of June 30, 2010 compared to December 31, 2009 due to higher sales volume. Our days sales outstanding (DSO) was 73 days as of June 30, 2010 and was 79 days as of December 31, 2009.

Net cash used in operating activities of $1.2 million for the six months ended June 30, 2009 was primarily comprised of our net loss of $6.9 million, adjusted for non-cash items of depreciation of $1.6 million, stock-based compensation of $0.6 million, and a restructuring charge of $0.5 million, partially offset by a net decrease of $3.0 million in assets and liabilities. The $2.9 million net decrease in assets and liabilities primarily resulted from a $6.8 million decrease in inventory, a $1.4 million decrease in prepaid expenses, partially offset by a $2.3 million decrease in accounts payable, a $1.4 million increase in accounts receivable, a $1.0 million decrease in other long-term liabilities, a $0.4 million decrease in accrued liabilities, and a $0.1 million increase in other assets.

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2010 was primarily from the purchase of property, plant and equipment of $1.2 million and by the purchase of investments totaling $11.2 million offset by the sale of investments totaling $11.0 million

Net cash provided by investing activities of $0.1 million for the six months ended June 30, 2009 was primarily from the proceeds on sale of marketable securities of $0.5 million, partially offset by the purchase of property, plant and equipment of $0.4 million.

We expect to invest up to approximately $7.7 million in capital projects at our China facilities for the remainder of 2010, having delayed certain expansion activities as a result of the impact of the 2009 worldwide economic conditions.

Net cash used in financing activities of $0.1 million for the six months ended June 30, 2010 consisted of dividends and long term debt payments of $0.3 million, partially offset by net proceeds of $0.2 million on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities of $9,000 for the six months ended June 30, 2009 consisted of long term debt payments of $49,000, partially offset by net proceeds of $40,000 on the issuance of common stock pursuant to stock option exercises.

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

Outstanding contractual obligations as of June 30, 2010 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Tenant improvement loan	$458	$77	$164	$178	$39
Operating leases	1,586	297	559	600	130
Total	$2,044	$374	$723	$778	$169

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.2 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance. In accordance with this guidance, we have evaluated and, as necessary, made changes to these unaudited Condensed Consolidated Financial Statements for the events.

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

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of June 30, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the second quarter of 2010, we recorded a net realized foreign exchange gain of $41,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the second quarter of 2010, we recorded unrealized foreign currency gain of $189,000, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

In July 2005, China agreed to a shift in Chinese currency policy. It established a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/-0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future. Over the next five to ten years, China may move to a managed float system, with opportunistic interventions. This may negatively impact the United States dollar and U.S. interest rates, which, in turn, could negatively impact our operating results and financial condition. The functional currency of our Chinese subsidiary, including our joint ventures, is the local currency; since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuation and revaluation of the Chinese renminbi. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2010	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$20,339	0.50%	$102	$92	$112
Cash equivalents	55	0.50	0	0	0
Investment in debt and equity instruments	18,531	2.74	508	457	559
Tenant improvement loan	(458)	4.00	(18)	(16)	(20)
			$592	$533	$651

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with Citicorp. We have no investments in auction rate securities. As of June 30, 2010, we had approximately $7.5 million in one remaining principal protected note with Citigroup with a fair value of approximately $7.5 million. We will decrease our exposure to Citigroup as this principal protected note comes due and the underlying assets are placed into diversified securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of June 30, 2010 at 30%, and 11%, respectively.

Equity Risk

We maintain minority investments in two privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2010, the minority investments totaled $0.7 million.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Reserved

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

AXT, INC.

Dated: August 9, 2010	By:	/s/ MORRIS S. YOUNG
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