Form 10-Q
period 2010-09-30
AXT INC
filed 2010-11-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common Stock, $0.001 par value	31,543,087

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2010	2009 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$23,393	$16,934
Short-term investments	4,467	18,469
Accounts receivable, net of allowances of $475 and $1,019 as of September 30, 2010 and December 31, 2009, respectively	18,977	15,362
Inventories, net	33,153	27,718
Prepaid expenses and other current assets	3,451	2,411
Total current assets	83,441	80,894
Long-term investments	13,139	—
Property, plant and equipment, net	22,709	20,853
Other assets	6,313	6,199
Total assets	$125,602	$107,946

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,979	$5,571
Accrued liabilities	6,557	4,566
Current portion of long-term debt	—	76
Total current liabilities	12,536	10,213
Long-term debt, net of current portion	—	420
Other long-term liabilities	30	62
Total liabilities	12,566	10,695
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively (Liquidation preference of $5.5 million and $5.4 million as of September 30, 2010 and December 31, 2009, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 31,543 and 30,880 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	30	30
Additional paid-in capital	189,110	187,871
Accumulated deficit	(87,376)	(101,130)
Accumulated other comprehensive income	4,276	4,300
Total AXT, Inc. stockholders’ equity	109,572	94,603

Noncontrolling interests	3,464	2,648
Total stockholders’ equity	113,036	97,251

Total liabilities and stockholders’ equity	$125,602	$107,946

See accompanying notes to condensed consolidated financial statements.

(1)          The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$26,809	$16,819	$68,627	$37,528
Cost of revenue	16,278	11,281	42,829	29,711
Gross profit	10,531	5,538	25,798	7,817

Operating expenses:
Selling, general and administrative	3,347	3,323	9,805	10,815
Research and development	462	360	1,428	1,175
Restructuring charge	—	—	—	507
Total operating expenses	3,809	3,683	11,233	12,497
Income (loss) from operations	6,722	1,855	14,565	(4,680)
Interest income (expense), net	26	39	16	117
Other income (expense), net	442	638	2,077	537

Income (loss) before provision for income taxes	7,190	2,532	16,658	(4,026)
Provision for income taxes	871	201	1,677	513
Net income (loss)	6,319	2,331	14,981	(4,539)

Less: Net income attributable to noncontrolling interest	(680)	(210)	(1,227)	(136)
Net income (loss) attributable to AXT, Inc.	$5,639	$2,121	$13,754	$(4,675)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$0.07	$0.44	$(0.16)
Diluted	$0.17	$0.07	$0.42	$(0.16)

Weighted average number of common shares outstanding:
Basic	30,944	30,475	30,853	30,449
Diluted	32,509	30,911	32,170	30,449

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$14,981	$(4,539)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,122	2,309
Amortization (accretion) of marketable securities premium	174	(9)
Loss on disposal of property, plant and equipment	1	—
Stock-based compensation	420	677
Restructuring charge	—	507
Realized loss (gain) on available for sale securities	(346)	9
Changes in assets and liabilities:
Accounts receivable, net	(3,621)	(2,495)
Inventories	(5,451)	6,410
Prepaid expenses and other current assets	(1,046)	1,056
Other assets	(118)	(340)
Accounts payable	416	528
Accrued liabilities	1,997	(138)
Other long-term liabilities	(25)	(219)
Net cash provided by operating activities	9,504	3,756

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,040)	(1,018)
Proceeds from sale of property, plant and equipment	10	4
Purchases of available for sale securities	(18,982)	(13)
Proceeds from available for sale securities	19,846	440
Decrease in restricted deposits	—	13
Net cash used in investing activities	(3,166)	(574)

Cash flows from financing activities:
Proceeds from common stock options exercised	819	48
Dividends paid by joint ventures	(528)	(756)
Long-term debt payments	(496)	(67)
Net cash used in financing activities	(205)	(775)
Effect of exchange rate changes on cash and cash equivalents	326	69
Net increase in cash and cash equivalents	6,459	2,476
Cash and cash equivalents at the beginning of the period	16,934	13,566
Cash and cash equivalents at the end of the period	$23,393	$16,042

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2010 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 filed with the SEC on May 17, 2010 and August 9, 2010, respectively.

The condensed consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity and our Condensed Consolidated Statements of Operations.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$12	$8	$27	$31
Selling, general and administrative	159	84	359	595
Research and development	16	6	34	51

Total stock-based compensation	187	98	420	677
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income (loss)	$187	$98	$420	$677

Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

As of September 30, 2010 the total compensation costs related to unvested stock-based awards granted to employees under our stock option plan but not yet recognized was approximately $1,718,000, net of estimated forfeitures of $290,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 3.10 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2010 due to the immateriality of the amount.

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 379,000 and 300,000 stock options granted in the three months ended September 30, 2010 and 2009, respectively. There were 379,000 and 300,000 stock options granted in the nine months ended September 30, 2010 and 2009, respectively. The fair value of our stock options granted to employees for the nine months ended September 30, 2010 and 2009 were estimated using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected term (in years)	4.0	4.0

Volatility	69.84%	68.35%

Expected dividend	0%	0%

Risk-free interest rate	1.00%	2.00%

Estimated forfeitures	6.15%	10.63%

Weighted-average fair value	$3.06	$0.84

The following table summarizes the stock option transactions during the nine months ended September 30, 2010 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2010	2,880	$2.46

Granted	379	5.83

Exercised	(541)	1.51

Canceled and expired	(89)	8.57

Options outstanding as of September 30, 2010	2,629	$2.93	6.43	$10,121

Options vested and expected to vest as of September 30, 2010	2,524	$2.91	6.31	$9,804

Options exercisable as of September 30, 2010	1,431	$2.69	4.16	$6,075

As of December 31, 2009, options to purchase 1,900,000 shares at a weighted average exercise price of $2.64 per share were vested and exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $6.62 on September 30, 2010, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of September 30, 2010 was 1,387,277.

The options outstanding and exercisable as of September 30, 2010 were in the following exercise price ranges:

Options Outstanding as of September 30, 2010				Options Exercisable as of September 30, 2010
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.18 - $1.33	300,342	$1.27	4.50	300,342	$1.27
$1.34 - $1.34	7,500	$1.34	5.05	7,500	$1.34
$1.38 - $1.38	295,400	$1.38	2.94	295,400	$1.38
$1.40 - $1.40	1,094	$1.40	4.45	1,094	$1.40
$1.59 - $1.59	449,899	$1.59	8.55	153,473	$1.59
$1.88 - $1.98	17,000	$1.93	4.39	17,000	$1.93
$2.04 - $2.04	488,700	$2.04	9.07	0	$0.00
$2.19 - $2.19	306,750	$2.19	2.15	306,750	$2.19
$3.11 - $5.09	236,220	$3.87	4.66	230,843	$3.84
$5.83 - $39.80	525,625	$6.84	8.59	118,875	$10.18
	2,628,530	$2.94	6.43	1,431,277	$2.69

There were 424,679 and 541,337 options exercised in the three months and nine months ended September 30, 2010, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2010 was $1,975,810 and $2,242,484, respectively. Cash received from options exercised for the three and nine months ended September 30, 2010 was $652,975 and $819,175, respectively. There were 6,250 and 36,833 options exercised in the three and nine months ended September 30, 2009, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2009 was $433 and $2,298, respectively. Cash received from options exercised for the three and nine months ended September 30, 2009 was $8,175 and $48,175, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2010 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested restricted stock shares outstanding as of January 1, 2010	170,660	$1.21
Restricted stock shares granted	121,237	$5.29
Restricted stock shares vested	(48,127)	$1.43
Non-vested restricted stock shares outstanding as of September 30, 2010	243,770	$3.20

As of September 30, 2010, we had $697,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.44 years. During the nine months ended September 30, 2010 and 2009, 48,127 shares and 7,827 shares of restricted stock vested respectively.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$21,125	$—	$—	$21,125	$16,790	$—	$—	$16,790
Cash equivalents:
Money market fund	2,268	—	—	2,268	144	—	—	144

Total cash and cash equivalents	23,393	—	—	23,393	16,934	—	—	16,934

Investments:
Certificates of Deposit	3,600	10	—	3,610
US Treasury and agency securities	4,935	8	—	4,943
Corporate bonds	9,072	—	(19)	9,053	18,298	171	—	18,469
Total investments	17,607	18	(19)	17,606	18,298	171	—	18,469
Total cash, cash equivalents and investments	$41,000	$18	$(19)	$40,999	$35,232	$171	$—	$35,403
Contractual maturities on investments:
Due within 1 year	$4,474			$4,467	$18,298			$18,469
Due after 1 through 5 years	13,133			13,139	—			—
	$17,607			$17,606	$18,298			$18,469

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and nine months ended September 30, 2010 we had $150,000 and $346,000 of gross realized gains on sales of our available-for-sale securities, respectively. For the three and nine months ended September 30, 2009 we had $9,000 of gross realized losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to a decrease in the fair value of debt securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2010 are temporary in nature. We reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table provides a breakdown of our available-for-sale securities with unrealized losses as of September 30, 2010 (in thousands):

	In Loss Position < 12 months		Total In Loss Position
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	$9,053	$(19)	$9,053	$(19)
Total in loss position	$9,053	$(19)	$9,053	$(19)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.3 million and $4.2 million as of September 30, 2010 and December 31, 2009, respectively. We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of September 30, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2010 (in thousands):

	Balance as of September 30, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund - cash	$2,268	$2,268	$—
Certificates of deposit	3,610	—	3,610
US Treasury and agency securities	4,943	—	4,943
Corporate bonds	9,053	—	9,053
Total	$19,874	$2,268	$17,606
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of September 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include equity and cost method investments in private companies. We did not record other-than-temporary impairment charges for either of these investments during the first nine months of 2010 or 2009.

Note 4. Inventories, Net

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2010	2009
Inventories, net:
Raw materials	$15,296	$12,051
Work in process	13,777	11,947
Finished goods	4,080	3,720
	$33,153	$27,718

Note 5. Restructuring Charge

In March 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 for severance-related expenses from the reduction in force, all of which were paid during the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses. We had no restructuring charge in the first nine months of 2010.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) attributable to AXT, Inc.	$5,639	$2,121	$13,754	$(4,675)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$5,595	$2,077	$13,622	$(4,807)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	30,944	30,475	30,853	30,449
Effect of dilutive securities:
Common stock options	1,565	436	1,317	—
Denominator for dilutive net income (loss) per common share	32,509	30,911	32,170	30,449
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.18	$0.07	$0.44	$(0.16)
Diluted	$0.17	$0.07	$0.42	$(0.16)
Options excluded from diluted per share calculation as the impact is anti-dilutive	471	2,115	434	2,655

The 883,000 shares of $0.001 par value Series A preferred stock issued on May 28, 1999 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and a $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders.

Note 7. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2009	$3,532	$30	$187,871	$(101,130)	$4,300	$94,603	$2,648	$97,251
Common stock options exercised			819			819		819
Stock-based compensation			420			420		420
Comprehensive income:
Net income				13,754		13,754	1,227	14,981
Dividend paid							(528)	(528)
Change in unrealized (loss) gain on marketable securities					(172)	(172)		(172)
Currency translation adjustment					148	148	117	265
Balance as of September 30, 2010	$3,532	$30	$189,110	$(87,376)	$4,276	$109,572	$3,464	$113,036

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to AXT, Inc.	$5,639	$2,121	$13,754	$(4,675)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	628	19	265	(21)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	121	518	(172)	1,408
Total other comprehensive income (loss), net of tax	749	537	93	1,387
Comprehensive income (loss)	6,388	2,658	13,847	(3,288)
Comprehensive income (loss) attributable to the noncontrolling interest	(117)	—	(117)	—
Comprehensive income (loss) attributable to AXT, Inc.	$6,271	$2,658	$13,730	$(3,288)

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

Product Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue by product type:
GaAs substrates	$19,174	$13,316	$48,843	$28,436
InP substrates	956	688	2,908	1,862
Ge substrates	2,267	1,787	5,509	3,626
Raw materials and other	4,412	1,028	11,367	3,604
Total	$26,809	$16,819	$68,627	$37,528

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2010	2009	2010	2009
Revenue by geographic region:
North America*	$5,224	$2,975	$14,472	$7,139
Europe	5,775	3,115	13,744	7,592
Japan	3,040	2,304	9,322	5,494
Taiwan	3,869	3,462	10,470	6,897
Asia Pacific	8,901	4,963	20,619	10,406
Total	$26,809	$16,819	$68,627	$37,528

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2010	2009
Long-lived assets by geographic region:
North America	$597	$661
China	22,112	20,192
	$22,709	$20,853

Significant Customers

One customer represented more than 10% of revenue at 19.0% for the three month period ended September 30, 2010 while two customers each represented more than 10% of revenue at 16.5% and 10.1% for the three month period ended September 30, 2009.  One customer represented more than 10% of revenue at 18.1% for the nine month period ended September 30, 2010 while two customers each represented more than 10% at 15.8% and 10.8% revenues for the nine month period ended September 30, 2009.Our top five customers represented 42.6% and 46.9% of revenue for the three month periods ended September 30, 2010 and 2009, respectively. Our top five customers represented 40.0% and 42.9% of revenue for the nine month periods ended September 30, 2010 and 2009, respectively.

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of September 30, 2010 at 31%, and 14%, respectively.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2010	2009	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$1,998	$1,998

Xilingol Tongli Germanium Co. Ltd	$3,398	$3,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	857	866	Equity	25%
	$4,255	$4,233

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

The investment balances for the two companies accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $4.3 million and $4.2 million as of September 30, 2010 and December 31, 2009, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

During the three and nine months ended September 30, 2010 the three consolidated joint ventures had income of $2.0 million and $3.8 million of which $0.7 million and $1.2 million, respectively, were allocated to minority interests, resulting in income of $1.3 million and $2.6 million, respectively, included in our net income. During the three and nine months ended September 30, 2009 the three consolidated joint ventures had income of $705,000 and $538,000, respectively of which $210,000 and $136,000 were allocated to minority interests, resulting in income of $494,000 and $401,000 included in our net income, respectively. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $182,000 and $409,000 for the nine months ended September 30, 2010 and 2009, respectively. Undistributed retained earnings relating to all our investments in these companies were $ 15.2 million and $ 12.4 million as of September 30, 2010 and December 31, 2009, respectively.

Our two minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$3,009	$3,037	$9,851	$9,252
Gross profit	933	1,392	2,723	3,243
Operating income	238	800	638	1,548
Net income	400	1,083	726	1,638

We have investments in three unconsolidated privately-held companies accounted for under the cost method. As of September 30, 2010 and December 31, 2009, our investments in the three unconsolidated privately-held companies accounted for under the cost method had a carrying value of $0.7 million and $0.7 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Beginning accrued warranty and related costs	$880	$1,495	$1,082	$1,640
Charged to cost of revenue	(17)	538	(163)	856
Actual warranty expenditures	—	(321)	(56)	(784)
Ending accrued warranty and related costs	$863	$1,712	$863	$1,712

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of September 30, 2010, we did not have any outstanding material purchase obligations.

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

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $210,000 and $341,000 for the three months ended September 30, 2010, and 2009, respectively. We incurred foreign currency transaction exchange gains of $372,000 and $88,000 for the nine months  ended September 30, 2010, and 2009, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, we did not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carryforwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008. There were no Federal U.S. tax expense during three and nine months ended September 30, 2010 due to the valuation allowance being utilized.

Note 13. Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to leverage our manufacturing capabilities and access to favorably priced raw materials to increase our market share, our ability to drive future business, industry trends, our progress in our penetration of the solar cell market, our ability to expand our markets and increase sales, gross margins, our reserve balances, our expected savings from our the workforce reduction implemented in 2009, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, and our belief that we have adequate cash and investments to meet our needs over the next 12 months. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

As of September 30, 2010, our principal sources of liquidity were $41.0 million in cash and cash equivalents and short and long-term investments. This increased by $5.6 million compared to cash and cash equivalents and short-term investments of $35.4 million at December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, our accounts receivable, net, balance was $19.0 million and $15.4 million, respectively, which was net of an allowance for doubtful accounts of $0.1 million and $0.2 million, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2010 and December 31, 2009, our allowance for sales returns was $0.4 million and $0.8 million, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2010 and December 31, 2009, accrued product warranties totaled $0.9 million and $1.1 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2010 and December 31, 2009, we had an inventory reserve of $8.4 million and $10.1 million, respectively, for excess and obsolete inventory. The majority of this inventory has not been scrapped, and accordingly, may be sold in future periods. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Effective January 1, 2007, we adopted ASC 740. See Note 12—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
		($ in thousands)
GaAs	$19,174	$13,316	$5,858	44.0%
InP	956	688	268	39.0%
Ge	2,267	1,787	480	26.9%
Raw materials and other	4,412	1,028	3,384	329.2%
Total revenue	$26,809	$16,819	$9,990	59.4%

Revenue increased $10.0 million, or 59.4%, to $26.8 million for the three months ended September 30, 2010 from $16.8 million for the three months ended September 30, 2009. Total GaAs substrate revenue increased $5.9 million, or 44.0%, to $19.2 million for the three months ended September 30, 2010 from $13.3 million for the three months ended September 30, 2009. The increase in revenue was primarily due to the improved demand environment during the quarter positively affecting sales of all diameters of substrates.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, were $7.6 million for the three months ended September 30, 2010 compared to $5.9 million for the three months ended September 30, 2009. The increased demand for large diameter substrates was fueled by strong sales of wireless devices.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, were $11.6 million for the three months ended September 30, 2010 compared with $7.5 million for the three months ended September 30, 2009. Similar to the increase in revenue from larger diameter substrates, the increase in revenue from smaller diameter substrates was due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $0.3 million, or 39.0%, to $1.0 million for the three months ended September 30, 2010 from $0.7 million for the three months ended September 30, 2009 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $0.5 million, or 26.9%, to $2.3 million for the three months ended September 30, 2010 from $1.8 million for the three months ended September 30, 2009. Our Ge substrate revenue increased as demand from our customers increased for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $3.4 million, or 329.2%, to $4.4 million for the three months ended September 30, 2010 from $1.0 million for the three months ended September 30, 2009. Raw materials revenue was low in the prior year primarily due to the worldwide drop in demand for 4N gallium. We have seen an increase in the demand for 4N gallium in 2010 as the market recovers from the worldwide downturn of 2009.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
GaAs	$48,843	$28,436	$20,407	71.8%
InP	2,908	1,862	1,046	56.2%
Ge	5,509	3,626	1,883	51.9%
Raw materials and other	11,367	3,604	7,763	215.4%
Total revenue	$68,627	$37,528	$31,099	82.9%

Revenue increased $31.1 million, or 82.9%, to $68.6 million for the nine months ended September 30, 2010 from $37.5 million for the nine months ended September 30, 2009. Total GaAs substrate revenue increased $20.4 million, or 71.8%, to $48.8 million for the nine months ended September 30, 2010 from $28.4 million for the nine months ended September 30, 2009. The increase in revenue was primarily due to the improved demand environment positively affecting sales of all diameters of substrates.

Sales of 5 inch and 6 inch diameter GaAs substrates were $19.8 million for the nine months ended September 30, 2010 compared to $11.6 million for the nine months ended September 30, 2009. The increased demand for large diameter substrates was fueled by strong sales of wireless devices.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $29.1 million for the nine months ended September 30, 2010 compared with $16.8 million for the nine months ended September 30, 2009. Similar to the increase in revenue from larger diameter substrates, the increase in revenue from smaller diameter substrates was due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $1.0 million, or 56.2%, to $2.9 million for the nine months ended September 30, 2010 from $1.9 million for the nine months ended September 30, 2009 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $1.9 million, or 51.9%, to $5.5 million for the nine months ended September 30, 2010 from $3.6 million for the nine months ended September 30, 2009. Our Ge substrate revenue increased as demand from our customers increased for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $7.8 million, or 215.4%, to $11.4 million for the nine months ended September 30, 2010 from $3.6 million for the nine months ended September 30, 2009. Raw materials revenue was low in the prior year primarily due to the worldwide drop in demand for 4N gallium. We have seen an increase in the demand for 4N gallium in 2010 as the market recovers from the worldwide downturn of 2009.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
North America *	$5,224	$2,975	$2,249	75.6%
% of total revenue	19.5%	17.7%
Europe	5,775	3,115	2,660	85.4%
% of total revenue	21.5%	18.5%
Japan	3,040	2,304	736	31.9%
% of total revenue	11.3%	13.7%
Taiwan	3,869	3,462	407	11.8%
% of total revenue	14.4%	20.6%
Asia Pacific (excluding Japan and Taiwan)	8,901	4,963	3,938	79.3%
% of total revenue	33.2%	29.5%
Total revenue	$26,809	$16,819	$9,990	59.4%

*Primarily the United States

Revenue from customers in North America increased by $2.2 million, or 75.6%, to $5.2 million for the three months ended September 30, 2010 from $3.0 million for the three months ended September 30, 2009 as the demand for substrates increased by $1.7 million and the demand for raw materials increased by $0.5 million due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Europe increased by $2.7 million, or 85.4%, to $5.8 million for the three months ended September 30, 2010 from $3.1 million for the three months ended September 30, 2009. This increase came primarily from increased substrate sales of $1.2 million to customers in Germany due to increased demand, as well as $0.5 million increased raw material sales to customers in Germany as the demand for 4N gallium increased.

Revenue from customers in Japan increased by $0.7 million, or 31.9%, to $3.0 million for the three months ended September 30, 2010 from $2.3 million for the three months ended September 30, 2009. Substrate sales increased by $0.7 million, particularly in large diameter wafers, and raw material sales of 4N gallium increased by $0.1 million as demand increased.

Revenue from customers in Taiwan increased by $0.4 million, or 11.8%, to $3.9 million for the three months ended September 30, 2010 from $3.5 million for the three months ended September 30, 2009. The increase came mainly from demand for both semi-insulating and semi-conducting substrates.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $3.9 million, or 79.3%, to $8.9 million for the three months ended September 30, 2010 from $5.0 million for the three months ended September 30, 2009. Sales to customers in Singapore increased by $1.3 million, as demand for large diameter wafers increased, while sales to customers in China increased by $2.5 million, primarily from sales of raw materials.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
North America *	$14,472	$7,139	$7,333	102.7%
% of total revenue	21.1%	19.0%
Europe	13,744	7,592	6,152	81.0%
% of total revenue	20.0%	20.2%
Japan	9,322	5,494	3,828	69.7%
% of total revenue	13.6%	14.6%
Taiwan	10,470	6,897	3,573	51.8%
% of total revenue	15.3%	18.4%
Asia Pacific (excluding Japan and Taiwan)	20,619	10,406	10,213	98.1%
% of total revenue	30,0%	27.7%
Total revenue	$68,627	$37,528	$31,099	82.9%

*Primarily the United States

Revenue from customers in North America increased by $7.3 million, or 102.7%, to $14.5 million for the nine months ended September 30, 2010 from $7.1 million for the nine months ended September 30, 2009 as the demand for substrates increased by $5.8 million and the demand for raw materials increased by $1.5 million due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers in Europe increased by $6.2 million, or 81.0%, to $13.7 million for the nine months ended September 30, 2010 from $7.6 million for the nine months ended September 30, 2009. This increase came primarily from increased substrate sales of $3.8 million to customers in Germany and $0.9 million to customers in France, due to increased demand, as well as $1.1 million increased raw material sales to customers in Slovakia as the demand for 4N gallium increased.

Revenue from customers in Japan increased by $3.8 million, or 69.7%, to $9.3 million for the nine months ended September 30, 2010 from $5.5 million for the nine months ended September 30, 2009. Substrate sales increased by $2.8 million, particularly in large diameter wafers, and raw material sales of 4N gallium increased by $1.1 million as demand increased.

Revenue from customers in Taiwan increased by $3.6 million, or 51.8%, to $10.5 million for the nine months ended September 30, 2010 from $6.9 million for the nine months ended September 30, 2009. The increase came mainly from demand for both semi-insulating and semi-conducting substrates.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $10.2 million, or 98.1%, to $20.6 million for the nine months ended September 30, 2010 from $10.4 million for the nine months ended September 30, 2009. Sales to customers in Singapore increased by $4.3 million, as demand for large diameter wafers increased, while sales to customers in China increased by $5.4 million, primarily from substrate sales, and substrate sales to Korea increased by $0.5 million as demand increased.

Gross Margin

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Gross profit	$10,531	$5,538	$4,993	90.2%
Gross Margin %	39.3%	32.9%

Gross margin increased to 39.3% of total revenue for the three months ended September 30, 2010 from 32.9% of total revenue for the three months ended September 30, 2009. Sales product mix, process improvements in production such as longer ingots, first pass yield improvements in wafers and improved slicing methods contributed to higher gross profit for the three months ended September 30, 2010. During the three months ended September 30, 2010, our manufacturing facility in Beijing was operating at a higher utilization capacity compared to the same period in the prior year, which resulted in higher absorption rates. The lower 32.9% gross margin for the three months ended September 30, 2009 was primarily due to the low absorption rates as a result of reduced sales and hence lower production volume.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Gross profit	$25,798	$7,817	$17,981	230.0%
Gross Margin %	37.6%	20.8%

Gross margin increased to 37.6% of total revenue for the nine months ended September 30, 2010 from 20.8% of total revenue for the nine months ended September 30, 2009. Sales product mix, process improvements in production such as longer ingots and first pass yield improvements in wafers and improved slicing methods contributed to higher gross profit for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, our manufacturing facility in Beijing was operating at a higher utilization capacity compared to the same period in the prior year, which resulted in higher absorption rates. The lower 20.8% gross margin for the nine months ended September 30, 2009 was primarily due to the low absorption rates as a result of reduced sales and hence lower production volume.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,347	$3,323	$24	0.7%
% of total revenue	12.5%	19.8%

Selling, general and administrative expenses at $3.3 million for the three months ended September 30, 2010 was comparable to $3.3 million for the three months ended September 30, 2009. We had an increase of $0.1 million in legal fees for patents, a $0.1 million increase in sales commissions as a result of increased sales volumes, a $0.1 million increase in consumable supplies and office supplies to support the increase in business operations, and offset by a $0.4 million decrease in China health benefits as a result of a refund from the China government as a stimulus incentive.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$9,805	$10,815	$(1,010)	(9.3)%
% of total revenue	14.3%	28.9%

Selling, general and administrative expenses decreased $1.0 million, or 9.3%, to $9.8 million for the nine months ended September 30, 2010 from $10.8 million for the nine months ended September 30, 2009. The $1.0 million decrease was from $0.5 million in reduced legal fees, since in the prior year we had higher legal fees as a result of matters relating to the change in management in March 2009, in addition to $0.3 million in severance pay for our former chief executive officer, $0.2 million is related stock compensation expense for his stock option acceleration, $0.3 million in severance pay for our former chief operating officer, and $0.3 million decrease in China health benefits as a result of refunds from the China government as a stimulus incentive, which was partially offset by a $0.3 million increase in bad debt expense, since in the prior year first quarter we had a large recovery from an account we had provided for at the 2008 year end, and a $0.3 million increase in sales commissions due to increased sales.

Research and Development

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Research and development	$462	$360	$102	28.3%
% of total revenue	1.7%	2.1%

Research and development expenses increased $0.1 million, or 28.3%, to $0.5 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009. The increase was primarily due to $0.1 million in increased labor costs from engineers hired and new products testing costs as we develop and improve our products.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Research and development	$1,428	$1,175	$253	21.5%
% of total revenue	2.1%	3.1%

Research and development expenses increased $0.3 million, or 21.5%, to $1.4 million for the nine months ended September 30, 2010 from $1.2 million for the nine months ended September 30, 2009. The increase was primarily due to $0.2 million in new products testing costs as we develop and improve our products and $0.1 million increased labor costs from engineers hired.

Restructuring Charge

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Restructuring charge	$—	$507	$(507)	NM
% of total revenue	0.0%	0.1%

NM = % not meaningful

During the first quarter of 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We expect to save approximately $1.3 million annually in payroll and related expenses as a result of the restructuring. We had no restructuring charge for the first nine months of 2010.

Interest Income (expense), net

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Interest income (expense) , net	$26	$39	$(13)	(33.3)%
% of total revenue	0.1%	0.2%

Interest income (expense), net decreased $13,000 to $26,000 income, net, for the three months ended September 30, 2010 from $39,000 interest income, net for the three months ended September 30, 2009.  Interest income, net for the three months ended September 30, 2010 was lower due to lower interest rates, in addition to higher interest income earned in nine months ended September 30, 2009 due to higher accrued interest on principal protected notes.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Interest income (expense), net	$16	$117	$(101)	(86.3)%
% of total revenue	0.0%	0.3%

Interest income (expense), net decreased $101,000 to $16,000 expense, net, for the nine months ended September 30, 2010 from $117,000 interest income, net for the nine months ended September 30, 2009.  Interest income, net for the nine months ended September 30, 2010 was lower due to lower interest rates, as well as in the nine months ended September 30, 2009 which had higher interest income due to higher accrued interest on principal protected notes.

Other Income (Loss), net

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Other income, net	$442	$638	$(196)	(30.7)%
% of total revenue	1.6%	3.8%

Other income, net was $0.4 million for the three months ended September 30, 2010 primarily due to unrealized foreign exchange gains of $0.2 million and investment income of $0.2 million mainly from marketable securities and the two minority-owned joint ventures that are not consolidated. Other income, net was $0.6 million for the three months ended September 30, 2009 primarily due to unrealized foreign exchange gains of $0.3 million and investment income of $0.3 million from the two minority-owned joint ventures that are not consolidated.

	Nine Months Ended
	September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Other income (loss), net	$2,077	$537	$1,540	286.8%
% of total revenue	3.0%	1.4%

Other income, net was $2.1 million for the nine months ended September 30, 2010 primarily due to a $1.2 million sales tax refund, unrealized foreign exchange gains of $0.3 million and investment income of $0.6 million from the two minority-owned joint ventures that are not consolidated. Other income, net was $0.5 million for the nine months ended September 30, 2009 primarily due to investment income of $0.4 million from the two minority-owned joint ventures that are not consolidated and unrealized foreign exchange gains of $0.1 million.

Net Income attributable to noncontrolling interest

	Three Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$680	$210	$470	223.8%
% of total revenue	2.5%	1.2%

Noncontrolling interest increased $0.5 million to $0.7 million for the three months ended September 30, 2010 from $0.2 million for the three months ended September 30, 2009 indicating higher profitability in our China joint ventures, and hence higher noncontrolling interest portion, as raw materials sales increased due to a stronger demand environment.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$1,227	$136	$1,091	802.2%
% of total revenue	1.8%	0.0%

Noncontrolling interest increased $1.1 million to $1.3 million for the nine months ended September 30, 2010 from $0.1 million contribution for the nine months ended September 30, 2009 indicating higher profitability in our China joint ventures, and hence higher noncontrolling interest portion, as raw materials have increased due to a stronger demand environment.

Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$871	$201	$670	333.3%
% of total revenue	3.2%	1.2%

We provided for income taxes of $0.9 million for our China operations for the three months ended September 30, 2010 compared to $0.2 million for the three months ended September 30, 2009. The increase in tax provision was primarily due to increased sales and increased net income in the third quarter of 2010 compared to the same period last year. No income taxes have been provided for U.S. operations based upon available net operating loss carryforwards.

	Nine Months Ended September 30,		Increase
	2010	2009	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,677	$513	$1,164	226.9%
% of total revenue	2.4%	1.4%

We provided for income taxes of $1.7 million for our China operations for the nine months ended September 30, 2010 compared to $0.5 million for the nine months ended September 30, 2009. The increase in tax provision was primarily due to increased sales and increased net income for the first nine months of 2010 compared to the same period last year. No income taxes have been provided for U.S. operations based upon available net operating loss carryforwards.

Liquidity and Capital Resources

As of September 30, 2010, our principal sources of liquidity were $41.0 million in cash and cash equivalents and short and long-term investments. We consider cash and cash equivalents and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. In December 2008 during the global financial crisis we disclosed that we had a substantial portion of our investments in principal protected notes in Citigroup. As these notes matured over time we decreased our exposure to Citigroup and placed the underlying assets into other diversified securities. As of September 30, 2010 we no longer have any investments in Citigroup guaranteed instruments.

Cash and cash equivalents and investments of $41.0 million increased by $2.1 million in the third quarter of 2010 compared to the second quarter of 2010.

Net cash provided by operating activities of $9.5 million for the nine months ended September 30, 2010 was primarily comprised of our net income of $15.0 million, adjusted for non-cash items of depreciation of $2.1 million, amortization (accretion) of marketable securities premium of $0.2 million, stock-based compensation of $0.4 million, partially offset by a realized gain on sale of investments of $0.4 million, and offset by a net increase of $7.8 million in assets and liabilities. The $7.8 million net increase in assets and liabilities primarily resulted from a $5.5 million increase in inventories, $3.6 million increase in accounts receivable, a $1.0 million increase in prepaid expenses, a $0.1 million increase in other assets, partially offset by a $0.4 million increase in accounts payable and a $2.0 million increase in accrued liabilities.

Accounts receivable, net increased by $3.6 million as of September 30, 2010 compared to December 31, 2009 due to higher sales volume. Our days sales outstanding (DSO) was 65 days as of September 30, 2010 and was 79 days as of December 31, 2009.

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

Net cash used in investing activities of $3.2 million for the nine months ended September 30, 2010 was primarily from the purchase of property, plant and equipment of $4.0 million and by the purchase of investments totaling $19.0 million offset by the sale of investments totaling $19.8 million

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2009 was primarily from the purchase of property, plant and equipment of $1.0 million partially offset by the proceeds on sale of marketable securities of $0.4 million.

We expect to invest up to approximately $4.0 million in capital projects at our China facilities for the remainder of 2010, having delayed certain expansion activities as a result of the impact of the 2009 worldwide economic conditions.

Net cash used in financing activities of $0.2 million for the nine months ended September 30, 2010 consisted of dividend payments of $0.5 million by our joint ventures, and fully paying down our tenant improvement loan of $0.5, partially offset by net proceeds of $0.8 million on the issuance of common stock pursuant to stock option exercises.

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

Outstanding contractual obligations as of September 30, 2010 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,509	$287	$563	$607	$52
Total	$1,509	$287	$563	$607	$52

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2013. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $0.3 million and $0.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued guidance contained in FASB ASC 855, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance was effective for interim or annual financial periods ending after September 15, 2009. In February, 2010, the FASB issued Accounting Standards Update 2010-09 — “Subsequent Events” which removed the requirement to disclose the date through which subsequent events had been considered for disclosure. This update was effective upon issuance. In accordance with this guidance, we have evaluated and, as necessary, made changes to these unaudited Condensed Consolidated Financial Statements for the events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the renminbi, the local currency of China, where our operating expenses are predominantly in the local currency. Since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float systems with opportunistic interventions. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. The U.S. is currently pressuring China to devalue the renminbi, which could adversely affect our operation costs and results of operations. If we do not effectively manage against these risks, our cash flows and financial condition may be adversely affected.

We do not currently use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of September 30, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the third quarter of 2010, we recorded a net realized foreign exchange loss of $52,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the third quarter of 2010, we recorded unrealized foreign currency gain of $262,000, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

In July 2005, China agreed to a shift in Chinese currency policy. It established a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/–0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future. Over the next five to ten years, China may move to a managed float system, with opportunistic interventions. This may negatively impact the United States dollar and U.S. interest rates, which, in turn, could negatively impact our operating results and financial condition. The functional currency of our Chinese subsidiary, including our joint ventures, is the local currency; since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuation and revaluation of the Chinese renminbi. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2010	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$21,125	0.50%	$106	$95	$117
Cash equivalents	2,268	0.50	11	10	12
Investment in debt and equity instruments	17,606	3.77	664	598	730
			$781	$703	$859

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities. We have no investments in auction rate securities. In December 2008 during the global financial crisis we disclosed that we had a substantial portion of our investments in principal protected notes in Citigroup. As these notes matured over time we decreased our exposure to Citigroup and placed the underlying assets into other diversified securities. As of September 30, 2010, there were no remaining investments in Citigroup, and all our investments were placed into diversified securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of September 30, 2010 at 31%, and 14%, respectively.

Equity Risk

We maintain minority investments in three privately-held companies other than our strategic investments in private companies located in China. These minority investments in two privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2010, the minority investments totaled $0.7 million.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.

3.3(3)	Second Amended and Restated By Laws

3.3(4)	Certificate of Amendment of By Laws

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit as of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on June 14, 1999.

(3)  Incorporated by reference to Exhibit 3.4 to our Form 8-K as filed with the SEC on May 30, 2001.

(4) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on October 26, 2010.

(5) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 9, 2010	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1(1)	Restated Certificate of Incorporation

3.2(2)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).

3.3(3)	Second Amended and Restated By Laws

3.4(4)	Certificate of Amendment of By Laws

4.2(5)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on June 14, 1999.

(3) Incorporated by reference to Exhibit 3.4 to our Form 8-K as filed with the SEC on May 30, 2001.

(4) Incorporated by reference to Exhibit 3.1 to our Form 8-K as filed with the SEC on October 26, 2010.

(5) Incorporated by reference to the exhibit of the same number as filed with the SEC in our Form 8-K on May 30, 2001