Form 10-K
period 2010-12-31
AXT INC
filed 2011-03-16
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $4.51 for the common stock on June 30, 2010 as reported on the Nasdaq Global Market, was approximately $112,107,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of February 25, 2011, 32,104,538 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2011 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

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

Item 1.  Business

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) is a leading developer and producer of high-performance compound and single element semiconductor substrates, including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Substrates	Substrate Diameter		Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	●	Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
		●	Direct broadcast television
		●	High-performance transistors
		●	Satellite communications
GaAs (semi-conducting)	2”, 3”, 4”	●	High brightness light emitting diodes
		●	Lasers
		●	Optical couplers
InP	2”, 3”, 4”	●	Broadband and fiber optic communications
Ge	2”, 4”	●	Satellite and terrestrial solar cells
		●	Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. We also have five joint ventures in China that provide us pricing advantages, reliable supply and shorter lead-times for raw materials central to our final manufactured products. We consolidate, for accounting purposes, three of these joint ventures and have equity interests of 25% in each of the other two. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. Our ten largest customers for 2010 were: Avago Technologies Trading Ltd., AZUR Space Solar Power GmbH, Beijing China Crystal Technology, Ltd., Hitachi Cable, Ltd., the IQE group, Nan Da Guang Dang, Osram Opto Semiconductors GmbH, Sumika Electronic Materials, Inc, Sumitomo Chemical Co., Ltd. and Visual Photonics Epitaxy Co. As the demand for compound semiconductor substrates is expected to increase, we believe that we are well-positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

Following very challenging industry conditions in the first half of 2009, we began to see stronger sales and improved gross margins in the second half of 2009. Positive industry trends in the wireless device, LED and solar cell markets, as well as increased demand worldwide in 2010, and we believe continued advantages in our manufacturing and cost structure give us confidence in our ability to continue to drive positive results in our business in 2011. Our qualification efforts in both gallium arsenide and germanium substrates have been successful and we are pleased with our increasing diversification in these areas. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business.

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

For example, power amplifiers and radio frequency integrated circuits for wireless handsets and other wireless devices are made with semi-insulating GaAs substrates. Semi-conducting GaAs substrates are used to create opto-electronic products including high brightness light emitting diodes (HBLEDs) which are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and for automotive, signage, display and lighting applications InP is a high performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as solar cells for space and terrestrial photovoltaic applications.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Our business also depends in part on worldwide economic conditions. The severe recession in the United States and in other key international economies in recent years have decreased market demand for products incorporating semiconductors, but we began to see improvement in the demand environment for our products worldwide in the second half of 2009 that contributed to our strengthening revenue results. In 2010, there continued to be areas of opportunity for our business. One of the most interesting areas was the growth of smart phones and other sophisticated Internet-connected devices, such as tablets and netbooks that supported more advanced features and access to new web-based applications and services. In addition to improving sales of these products, the benefit to AXT from the sales of more feature-rich, sophisticated devices was that they required greater gallium arsenide content in order to meet the speed and functionality requirements that consumers had come to expect.

As we move into 2011, we expect that the demand for gallium arsenide product will be driven by the proliferation of wireless-enabled devices and the increasing rollout of 3G and 4G smartphones that support substantially faster download speeds.  This network upgrade enabled full performance capability of the video, gaming and Internet browsing capabilities of these next generation handsets and wireless devices and drove increases in wireless subscribers in major geographic areas around the world as well as a compelling upgrade cycle for new devices.

The LED market has experienced growth in 2010 in a broad range of applications, such as backlighting, signage, general illumination and automotive. LED-based products are becoming increasingly common as the technology offers benefits in terms of cost, efficiency and performance over older technologies. AXT has historically focused its efforts in the high-end market and while we plan to continue to do so, we are also exploring opportunities to participate in the lower-end market as well. To date, this market has been geared towards novelty products and has therefore been very margin constrained. However, volumes were high and grew rapidly in 2010. In the future, we believe that this market will provide the entry into general illumination applications, as these applications will need lower cost LED devices in order to gain critical mass. Industry leaders have been making significant product development noted by the declining selling prices of LED-based light bulbs and we believe it will be important to have a presence in this market as it develops.

The concentrator photovoltaic (CPV) market for germanium also continued to grow in 2010, albeit from a smaller base. Growth in the global solar industry is expected in 2011 as there is increasing interest in the replacement of fossil fuel resources with sustainable alternatives such as solar power and solar modules and a renewed interest in renewable energy technology, particularly in the United States and Europe. At the same time, we believe that improvements in conversion efficiency for germanium are occurring, which we believe will enable this technology to become more affordable and therefore, more widely utilized, in the future.

The AXT Advantage

We believe that we benefit from the following advantages:

●
Low-cost manufacturing operation in the PRC.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. As of December 31, 2010, approximately 1,277 of our 1,302 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their manufacturing operations in Germany or Japan.

●
Favorable access to raw materials.  Our joint ventures in China provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products. These materials include gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride crucibles and boron oxide. As a result, we believe that our joint ventures will enable us to meet potential increases in demand from our customers by providing a more stable supply of raw materials at lower prices.

●
Flexible manufacturing infrastructure.  Our total manufacturing space in China is approximately 190,000 square feet, 160,000 square feet of which we currently use and we are currently preparing the remaining 30,000 square feet for increased wafer processing. We believe that our competitors typically purchase crystal growing furnaces from original equipment manufacturers. In contrast, we design and build our own VGF crystal growing furnaces, which we believe should allow us to increase our production capacity more quickly and cost effectively.

Given these advantages, when the worldwide economies continued to improve in 2010 after the recovery from the worldwide recession, we experienced increased demand for our compound semiconductor substrates. We believe that we are well-positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our revenue and market share.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Continue to provide customers high and consistent quality products and service.  We seek to improve our manufacturing processes continually in order to meet and exceed our customers’ high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2011 by adding new facilities, some additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

Increase market share.  We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless devices and HBLED markets. We also intend to explore opportunities to participate in the low-end LED market, where volumes are high and grew rapidly in 2010.

Flexible capacity to meet customers’ increasing demand for substrates.  Since 2006, we have tripled our 6-inch semi-insulating gallium arsenide substrate capacity in order to scale with increasing demand. As we enter 2011, we continue to see increasing demand for all sizes of our GaAs substrates and are reviewing our GaAs substrate capacity in order to make appropriate adjustments. We are in the process of building out our remaining 30,000 sq ft production space and expect to begin construction of a new 80,000 sq ft facility in Beijing. We will also begin designing a new manufacturing building for future expansion.

In 2010, we continued to experience a noticeable increase in demand for our Ge substrates due to improving economic conditions as well as new customer qualifications. As a result, we increased our Ge substrate capacity in 2010 and will closely follow future demand increases and adjust our production capacity accordingly.

Establish leadership in emerging substrate applications.  We intend to expand our served markets by exploring new opportunities for our substrates and we continue to work with our customers to enhance our substrate product offering. We are also working on the development of a 6” Ge substrate because the larger usable area in a 6-inch wafer over a 4-inch wafer will substantially reduce the cost of Ge solar cell manufacturing, which we believe is essential for commercial adoption of Ge solar cell technology for terrestrial applications.

Technology enhancements.  We continue to focus on technology development in the areas of VGF technology enhancement. We are working to increase the VGF ingot length and improve our single crystal yield rate. We also continue to work to improve our wafer processing technologies to give us better yield, lower production costs and better quality and performance for our customers.

Technology

There are basically three technologies for crystal growth in our business: Vertical Gradient Freeze (VGF), Liquid Encapsulated Czochralski (LEC), and Czochralski (CZ). Our core technologies include our proprietary VGF technique used to produce high-quality crystals that are processed into compound substrates, and the technologies of our joint venture companies, which enable us to manufacture a range of products that are used in the manufacture of compound semiconductor substrates or can be sold as raw materials to third parties.

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

Products

We design, develop, manufacture and distribute high-performance semiconductor substrates. We make semi-insulating GaAs substrates used in applications such as amplifiers and switches for wireless devices, and semi-conducting GaAs substrates used to create opto-electronic products including HBLEDs, which are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications. InP is a high-performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

The table below sets forth our products and selected applications:

Product	Applications
Substrates	Electronic		Opto-electronic
GaAs	●	Cellular phones	●	LEDs
	●	Direct broadcast television	●	Lasers
	●	High-performance transistors	●	Optical couplers
	●	Satellite communications
InP	●	Fiber optic communications	●	Lasers
	●	Satellite communications
	●	High-performance transistors
	●	Automotive collision avoidance radar
Ge	●	Satellite and terrestrial solar cells	●	Optical applications

Substrates.  We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply GaAs substrates in two-, three-, four-, five- and six-inch diameters. We supply InP substrates in two-, three- and four-inch diameters, and Ge substrates in two- and four-inch diameters.

Materials.  We participate in five joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2010 and 2009, sales of raw materials by these joint ventures to third parties were approximately $14.9 million and $6.4 million, respectively.

The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Accordingly, substrate manufacturers, including AXT, are continuing to shift production to larger wafers to reduce manufacturing costs.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our top ten revenue producing customers in 2010 by revenue were:

● Avago Technologies Trading Ltd.	● Nan Da Guang Dang
● AZUR Space Solar Power GmbH	● Osram Opto Semiconductors GmbH
● Beijing China Crystal Technology, Ltd.	● Sumika Electronic Materials Co., Ltd.
● Hitachi Cable, Ltd.	● Sumitomo Chemical Co., Ltd.
● IQE Group	● Visual Photonics Epitaxy Co.

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. IQE Group (IQE, Inc., IQE RF, LLC, IQE (Europe) Limited, MBE Technology Pte. Ltd.) represented approximately 19% of our revenue for the year ended December 31, 2010. One customer represented greater than 10% of revenue for the year ended December 31, 2009, at 15%, and one customer represented greater than 10% of revenue for the year ended December 31, 2008 at 19%. Our top five customers represented 40% of our revenue for the year ended December 31, 2010, 41% of our revenue for the year ended December 31, 2009, and 46% of our revenue for the year ended December 31, 2008. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

We buy raw materials from our joint ventures. In addition, there were two third party customers for the raw materials from our joint ventures that accounted for greater than 10% of revenue from raw materials sales at 21% and 19% for the year ended December 31, 2010, and three third party customers for our raw materials that accounted for greater than 10% of revenue from raw materials sales at 18%, 13% and 11% for the year ended December 31, 2009 and two third party customers for our raw materials that accounted for greater than 10% of revenue from raw materials sales at 28% and 16% for the year ended December 31, 2008. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements. Our raw materials customers include chemical companies; additionally, we sell raw materials to some of our competitors of our substrate business.

Manufacturing, Raw Materials and Supplies

We believe that our operating results reflect our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor compared to our previous manufacturing in the United States. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the previous facilities in the United States. Although some of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, we expect to continue to improve our processes and increase the number of automated processes in 2011. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit.

We have five joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures and investments will be advantageous in procuring materials to support our growth and cost management goals. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials, such as gallium.

Sales and Marketing

We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products.

We sell our substrate products directly to customers through our direct sales force in the U.S. and through independent sales representatives in France, Germany, Japan, South Korea, Taiwan and the United Kingdom. Our direct sales force is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing to processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

International Sales.  International sales are an important part of our business. Sales to customers outside North America (primarily United States) accounted for 78% of our revenue in 2010, 81% of our revenue in 2009, and 74% of our revenue in 2008. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

We also sell through our joint ventures raw materials including 4N, 6N, and 7N gallium, boron oxide, germanium, arsenic, germanium dioxide, paralytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for all their substrate and raw material requirements. Our joint ventures have their own separate sale forces where they also sell directly to their own customers in addition to their supply of raw materials to us.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including haze reduction, improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2010 and 2009, we continued to focus research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. Some major quality problems have been resolved. We continue to work on issues related to surface quality, and expect that research and development in this area will continue in 2011. In 2010, one of our joint ventures embarked on two research and development projects to possibly qualify for a government incentive program or reduced future tax rates.  It will continue the effort in the future. We focus our research and development effort to utilize more of our VGF technique to produce high-purity gallium.

Research and development expenses were $2.3 million in 2010, compared with $1.6 million in 2009 and $2.2 million in 2008. We expect our rate of expenditure on research and development costs in 2011 to increase as we continue to improve on processes and also develop 6” Ge wafers. Our joint ventures will continue their effort in research and development.

Competition

The semiconductor substrate industry is characterized by rapid technological change and price erosion, as well as intense foreign and domestic competition. We compete in the market for GaAs substrates with our expertise in VGF technology, product quality, response times and prices. However, we face actual and potential competition from a number of established domestic and international companies who may have advantages not available to us including substantially greater financial, technical and marketing resources; greater name recognition; and more established relationships in the industry and may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.

We believe that the primary competitive factors in the markets in which our substrate products compete are:

●	quality;

●	price;

●	performance;

●	capacity;

●	meeting customer specifications; and

●	customer support and satisfaction.

Our ability to compete in target markets also depends on factors such as:

●	the timing and success of the development and introduction of new products and product features by us and our competitors;

●	the availability of adequate sources of raw materials;

●	protection of our products by effective use of intellectual property laws; and

●	general economic conditions.

A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share. Our primary competition in the market for compound semiconductor substrates includes Beijing Compound Crystal Technology, Ltd., Freiberger Compound Materials, Mitsubishi Chemical Corporation, and Sumitomo Electric Industries. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, including Hitachi, and from companies such as IBM that are actively developing alternative compound semiconductor materials.

We believe we are the only compound semiconductor substrate supplier to offer a full suite of raw materials and we believe that this gives us a strong competitive advantage in our marketplace.

Protection of our Intellectual Property

Our success and the competitive position of our VGF technique depend on our ability to maintain trade secrets and other intellectual property protections. We rely on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership depends as much on the skills of our research and development personnel as upon the legal protections afforded our existing technologies. To protect our trade secrets, we take certain measures to ensure their secrecy, such as executing non-disclosure agreements with our employees, customers and suppliers. However, reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed.

To date, we have been issued seven patents that relate to our VGF products and processes, three (3) in the U.S., two (2) in Japan, one (1) in China, and one (1) in Korea, which expire in 2016 (1st U.S.), 2017 (1st JP), 2018 (CN), 2021 (2nd JP), 2022 (2nd U.S. and KR), 2027 (3rd U.S.).  We have nine (9) U.S. patent applications pending and nineteen (19) foreign patent applications pending (including applications in Patent Cooperation Treaty (“PCT”) and national stage processes) in Europe, Canada, China, Japan and Taiwan, which are based on our US patents and/or pertain to our VGF-related wafer manufacturing processes.

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

Employees

As of December 31, 2010, we had 1,302 employees, of whom 1,034 were principally engaged in manufacturing, 129 in sales and administration, and 139 in research and development. Of these employees, 25 were located in the United States and 1,277 in China. As of December 31, 2009, we had 1,091 employees including employees of our consolidated joint ventures, of whom 867 were principally engaged in manufacturing, 131 in sales and administration, and 93 in research and development. Of these employees, 28 were located in the United States and 1,063 in China.

Some of our employees in China are represented by a union, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

Geographical Information

Please see Note 14 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

Available Information

Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number at this address is (510) 683-5900. The public may read and copy any material we file with the Securities and Exchange Commission, or SEC, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Our web site is www.axt.com. We make available, free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports as soon as reasonably practicable after those reports are filed with the SEC. The information on our web site does not constitute a part of this Annual Report on Form 10-K and is not incorporated herein.

Item 1A.  Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

●	Risks related to our general business;

●	Risks related to international aspects of our business;

●	Risks related to our financial results and capital structure;

●	Risks related to our intellectual property; and

●	Risks related to compliance and other legal matters.

Risks Related to Our General Business

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

Our business and operating results have been significantly impacted by general economic conditions in 2009. Although we began to see improvement in the demand environment for our products worldwide in 2010, we could experience significant adverse effects if there is repeat decline in worldwide markets and overall economic difficulties. The U.S. and global economy had experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns. Global market and economic conditions continue to be volatile. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well-capitalized and has not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

●	increased volatility in our stock price;

●	increased volatility in foreign currency exchange rates;

●
delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of overall economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;

●	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn, such as financial services; and

●	impairment of our intangible or other assets.

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

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 5% to 20% per year depending on the product. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the current difficult economic environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve. A downturn can result in lower unit volumes and rapid erosion of average selling prices. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. We have experienced these conditions in our business in the past, including most recently in 2009, and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may reduce our results of operations and the value of our business.

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

Our industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply creates pressure on our revenue, gross margins and net income (loss). Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition has resulted, causing pressure on our net sales, gross margin and net income (loss). We experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs, such as those we have recently taken, may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the year ended December 31, 2010, IQE Group represented 19% of our revenue. Our top five customers represented 40% of revenue for the year ended December 31, 2010, 41% of revenue for the year ended December 31, 2009, and 46% of revenue for the year ended December 31, 2008. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our products are manufactured using complex technologies, and the number of usable substrates we produce can fluctuate as a result of many factors, including:

●	impurities in the materials used;

●	contamination of the manufacturing environment;

●	substrate breakage;

●	equipment failure, power outages or variations in the manufacturing process; and

●	performance of personnel involved in the manufacturing process.

If our yields decrease, our revenue could decline if we are unable to produce needed product on time. At the same time, our manufacturing costs could remain fixed, or could increase. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their duration or severity. In particular, many of our manufacturing processes are new and are still being refined, which can result in lower yields.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable and Sumitomo Electric, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

●	greater experience in the business;

●	more manufacturing experience;

●	extensive intellectual property;

●	broader name recognition; and

●	significantly greater financial, technical and marketing resources.

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

Our products are used as components in our customers’ products. Accordingly, demand for our products is subject to factors affecting the ability of our customers to introduce and market their products successfully, including:

●	the competition our customers face in their particular industries;

●	the technical, manufacturing, sales and marketing and management capabilities of our customers;

●	the financial and other resources of our customers; and

●	the inability of our customers to sell their products if they infringe third-party intellectual property rights.

If demand for the end-user applications for which our products are used decreases, or our customers are unable to develop, market and sell their products, demand for our products will decrease.

Current global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years and may be  depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid-state illumination, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If the current market conditions continue to deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our cash flow.

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of a subsequent recovery.

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

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, polishing solutions. Although several of these raw materials are purchased from suppliers in which we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our raw material joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials and could experience such delays again in the future due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

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

We have invested in five joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the three joint ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest. Several of these ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these five ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in low gross margin.

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

We believe that continuing to invest in additional joint ventures will be important to remaining competitive in our marketplace and ensuring a supply of critical raw materials. However, we may not be able to identify complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the venture with the other venture partners. Additional joint ventures could cause us to incur contingent liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

Since all of our joint venture activity is expected to occur in China, these activities could subject us to a number of risks associated with conducting operations internationally, including:

●	difficulties in managing geographically disparate operations;

●	difficulties in enforcing agreements through non-U.S. legal systems;

●	unexpected changes in regulatory requirements that may limit our ability to export the venture products or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

●	political and economic instability, civil unrest or war;

●	terrorist activities that impact international commerce;

●
difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

●	changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

●	nationalization of foreign-owned assets, including intellectual property.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 78%, 81% and 74% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Our dependence on international sales involves a number of risks, including:

●	changes in tariffs, import restrictions, export restrictions, or other trade barriers;

●	unexpected changes in regulatory requirements;

●	longer periods to collect accounts receivable;

●	changes in export license requirements;

●	political and economic instability;

●	unexpected changes in diplomatic and trade relationships; and

●	foreign exchange rate fluctuations.

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

Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

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

We have experienced and may continue to experience significant fluctuations in our revenue and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

●	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;

●	decline in general economic conditions or downturns in the industry in which we compete;

●	fluctuations in demand for our products;

●	expansion of our manufacturing capacity;

●	expansion of our operations in China;

●	limited availability and increased cost of raw materials;

●	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once made;

●	fluctuation of our manufacturing yields;

●	decreases in the prices of our or our competitors’ products;

●	costs incurred in connection with any future acquisitions of businesses or technologies; and

●	increases in our expenses, including expenses for research and development.

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

If our operating results and financial performance do not meet the guidance that we have provided to the public, our stock price may decline.

We provide public guidance on our expected operating and financial results for future periods.  Although we believe that this guidance provides our stockholders, investors and analysts with a better understanding of our expectations for the future, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements.  Our actual results may not meet the guidance we have provided.  If our operating or financial results do not meet our guidance or the expectations of investment analysts, our stock price may decline.

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

In addition, provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition or change of control, or changes in our management, which could adversely affect the market price of our common stock. The following are some examples of these provisions:

●	the division of our board of directors into three separate classes, each with three-year terms;

●	the right of our board to elect a director to fill a space created by a board vacancy or the expansion of the board;

●	the ability of our board to alter our amended and restated bylaws; and

●	the requirement that only our board or the holders of at least 10% of our outstanding shares may call a special meeting of our stockholders.

Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit us from engaging in any business combination with any interested stockholder (a stockholder who owns 15% or more of our outstanding voting stock) for a period of three years following the time that such stockholder became an interested stockholder, unless:

●	66⅔% of the shares of voting stock not owned by the interested stockholder approve the merger or combination, or

●	the board of directors approves the merger or combination or the transaction which resulted in the stockholder becoming an interested stockholder.

Our common stock may be delisted from The Nasdaq GlobalSelect Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Select Market. The bid price of our common stock has in the past closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Select Market under Marketplace Rule 5450(a). If the bid price of our common stock remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Global Market.

Any delisting from The Nasdaq Global Select Market could have an adverse effect on our business and on the trading of our common stock. If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result. Delisting from The Nasdaq Global Select Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities, as well as the loss of liquidity for our stockholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) we fail to maintain effective internal control over financial reporting; or (2) our management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the public’s perception of us may be adversely impacted.

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

We have in the past been the subject of claims made by the California Occupational Safety and Health Administration in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. We were also previously the target of press allegations and correspondence purportedly on behalf of current and/or former employees concerning our environmental compliance programs and exposure of our employees to hazardous materials. In addition, a complaint was previously filed against us and two current officers, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

Litigation is inherently uncertain and while we would expect to defend ourselves vigorously, it is possible that our business, financial condition, results of operations or cash flows could be affected in any particular period by litigation pending and any additional litigation brought against us. In addition, future litigation could divert management’s attention from our business and operations, causing our business and financial results to suffer. We could incur defense or settlement costs in excess of the insurance covering these litigation matters, or that could result in significant judgments against us or cause us to incur costly settlements, in excess of our insurance limits.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of February 28, 2011 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	27,760	Administration	Operating lease, expires November 2015
Beijing, China	33,000	Production	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing Ji Ya Semiconductor Material, Co., Ltd., expires February 2014
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*

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

Item 4.  Reserved

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading publicly on the NASDAQ Global Market (NASDAQ) under the symbol “AXTI” since May 20, 1998, the date we consummated our initial public offering, and beginning on January 3, 2011, our common stock began trading on the NASDAQ Global Select Market under the same symbol.  The following table sets forth the range of high and low sales prices of the common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2010
First Quarter	$3.84	$2.65
Second Quarter	$5.20	$3.17
Third Quarter	$7.03	$4.05
Fourth Quarter	$10.74	$6.26
2009
First Quarter	$1.50	$0.68
Second Quarter	$1.55	$0.76
Third Quarter	$2.20	$1.29
Fourth Quarter	$3.40	$1.71

As of December 31, 2010, there were 85 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2010 and 2009, respectively, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Issuer Purchases of Equity Securities

During the years ended December 31, 2010 and 2009, we did not repurchase any shares of our common stock.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2005, and ending December 31, 2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AXT, Inc., the NASDAQ Composite Index
and the NASDAQ Electronic Components Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
AXT, Inc.	100.00	220.56	289.72	63.08	151.87	487.85
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Electronic Components	100.00	94.09	110.35	56.37	90.71	103.28

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$95,493	$55,364	$73,075	$58,203	$44,445
Cost of revenue	58,998	41,495	55,115	37,942	31,709
Gross profit	36,495	13,869	17,960	20,261	12,736
Operating expenses:
Selling, general, and administrative	13,972	13,389	15,751	13,746	12,650
Research and development	2,339	1,569	2,164	1,699	2,351
Impairment (recovery of impairment) on assets held for sale	—	—	83	(481)	1,417
Restructuring charge (benefit)	—	507	—	—	(2)
Total operating expenses	16,311	15,465	17,998	14,964	16,416
Income (loss) from continuing operations	20,184	(1,596)	(38)	5,297	(3,680)
Interest income, net	53	177	513	704	443
Other income, net	2,462	385	1,290	1,912	3,672
Income (loss) from continuing operations before provision (benefit) for income taxes	22,699	(1,034)	1,765	7,913	435
Provision (benefit) for income taxes	2,323	471	1,023	728	(1,454)
Net income (loss) from continuing operations	20,376	(1,505)	742	7,185	1,889
Discontinued operations:
Gain from discontinued operations, net of taxes	—	—	—	—	18
Net income (loss)	20,376	(1,505)	742	7,185	1,907
Less: Net income attributable to noncontrolling interest	1,723	393	1,431	1,896	963
Net income (loss) attributable to AXT, Inc.	$18,653	$(1,898)	$(689)	$5,289	$944
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.60	$(0.07)	$(0.03)	$0.17	$0.03
Diluted	$0.57	$(0.07)	$(0.03)	$0.16	$0.03
Shares used in per share calculations:
Basic	31,008	30,500	30,400	30,035	23,303
Diluted	32,512	30,500	30,400	31,348	24,600

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,724	$16,934	$13,566	$18,380	$16,116
Investments	17,251	18,469	17,756	20,825	19,428
Working capital	82,116	70,681	66,836	75,350	66,359
Restricted deposits	—	—	3,013	6,700	7,150
Total assets	140,251	107,946	111,662	112,772	98,332
Long-term debt, net of current portion	—	420	496	6,250	6,839
Stockholders’ equity	119,804	97,251	96,876	96,986	83,629

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

As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased this allowance for doubtful accounts by $64,000 primarily for improved collections worldwide. As of December 31, 2009, our accounts receivable balance was $15.4 million, which was net of an allowance for doubtful accounts of $163,000. During 2009, we decreased this allowance by $367,000 primarily for improved collections from slow-paying customers in Asia. As of December 31, 2008, our accounts receivable balance was $11.5 million, which was net of an allowance for doubtful accounts of $530,000.  No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. During 2010, we utilized $703,000 and charged an additional $309,000 resulting in the allowance for sales returns of $462,000 as of December 31, 2010. During 2009, we utilized $119,000 and charged an additional $842,000 resulting in the allowance for sales returns of $856,000 as of December 31, 2009. During 2008, we charged an additional $130,000 in sales returns resulting in the allowance for sales returns of $133,000 as of December 31, 2008.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2010 and 2009, accrued product warranties totaled $740,000 and $1.1 million, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required.

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

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities in accordance with ASC topic 320, Investments—Debt and Equity Securities (“ASC 320”). All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2010, 2009 or 2008.

Fair Value of Investments

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. Although the volume of trading activity of certain debt instruments has increased in 2010, the rapid changes occurring in today’s financial markets may lead to changes in the fair value of financial instruments in relatively short periods of time. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

●
Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.

●
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

●
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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2010 and 2009.

Stock Based Compensation

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) topic 718, Stock-based Compensation (“ASC 718”), using the modified prospective method.

We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected term. Historical volatility was used in estimating the fair value of our stock options awards, while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options by our employees. Further, we estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation.

We recognize the compensation costs net of an estimated forfeiture rate over the requisite service period of the options award, which is generally the vesting term of four years. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant. Compensation expense for restricted stock awards is recognized over the vesting period, which is generally three years or four years. Stock-based compensation expense is recorded in cost of revenue, research and development, and selling, general and administrative expenses. (see Note 1—Summary of Significant Accounting Policies—Stock-Based Compensation). All of our stock compensation is accounted for as an equity instrument.

Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

See Note 12—“Income Taxes” in the consolidated financial statements for additional information.

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. During 2010, we continued to qualify our germanium substrates with satellite and terrestrial solar cell system manufacturers in the U.S. and Europe.

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

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers and our business depends in part on worldwide economic conditions. During 2010, the United States and other key international economies experienced some recovery from the previous severe recession characterized by increasing demand for a variety of goods and services, including those related to the semiconductor industry. Improved economic conditions led to better financial results from the beginning of 2010. These results reflect both strong growth in our markets as well as continued share gains and improved operational execution across our entire organization. Should the worldwide economic conditions continue to recover, we believe that demand for compound semiconductor substrates will also increase, and that we are well-positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

Revenue

				2009 to 2010		2008 to 2009
	Year Ended Dec. 31,			Increase		Increase
($ in thousands)	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
GaAs	$67,591	$41,054	$49,610	$26,537	64.6%	$(8,556)	(17.2)%
InP	4,038	2,375	1,935	1,663	70.0	440	22.7
Ge	8,955	5,440	4,248	3,515	64.6	1,192	28.1
Raw Materials	14,884	6,440	17,232	8,444	131.1	(10,792)	(62.6)
Other	25	55	50	(30)	54.5	5	10.0
Total revenue	$95,493	$55,364	$73,075	$40,129	72.5%	$(17,711)	(24.2)%

Revenue increased by $40.1 million or 72.5%, to $95.5 million in 2010 from $55.4 million in 2009. Total GaAs substrate revenue increased $26.5 million, or 64.6%, to $67.6 million in 2010 from $41.1 million in 2009. The increase in revenue was primarily due to the stronger demand environment worldwide compared to the prior year, particularly for our GaAs product.

Sales of 5 inch and 6 inch diameter GaAs substrates increased by $10.6 million to $27.8 million in 2010 compared to $17.2 million in 2009 primarily due to strong sales of wireless devices.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, were $39.8 million in 2010 compared to $23.9 million in 2009. The increase in revenue from smaller diameter substrates was due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications, compared to the worldwide economic slowdown we experienced in the prior year.

We expect to see strong demand for our products driven by the proliferation of wireless-enabled devices and the increasing rollout of 3G and 4G smartphones that support substantially faster download speeds. We expect that the growth for LED market, such as automotive lighting and signage and display, will continue in 2011.

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

InP substrate revenue increased by $1.7 million, or 70.0%, to $4.0 million in 2010 compared to $2.4 million in 2009 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide. InP substrate revenue increased by $440,000, or 22.7%, to $2.4 million in 2009 compared to $1.9 million in 2008 due to growth in the optical networking industry, which uses InP to manufacture telecom lasers and also some growth in the demand for specialized automotive applications.

Ge substrate revenue increased by $3.5 million, or 64.6%, to $9.0 million in 2010 from $5.4 million in 2009. Our Ge substrate revenue increased as demand increased for concentrated photovoltaic solar applications from our German and Chinese customers. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications. Ge substrate revenue increased by $1.2 million, or 28.1%, to $5.4 million in 2009 from $4.2 million in 2008. This increase was mainly due to a newly qualified European customer in 2009 for concentrated photovoltaic satellite applications.

Raw materials revenue increased by $8.4 million, or 131.1%, to $14.9 million in 2010 from $6.4 million in 2009 as a result of increased demand of 4N raw gallium. Raw materials revenue decreased $10.8 million, or 62.6%, to $6.4 million in 2009 from $17.2 million in 2008. The decrease in raw materials revenue was primarily due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture JiYa experienced the impact of the slowdown causing its customers to postpone or cancel orders while utilizing excess inventory.

Our raw materials business has increasingly become an important part of our business, as it provides us protection against raw materials pricing increases and supply constraints. Since we are able to supply raw materials necessary for the production of our substrates at favorable prices, our ability to sell such materials in the open market, at market prices, also provides us with pricing protection. We expect to continue to expand our raw materials sales efforts. However, as our contracted supply of high purity gallium with an independent third party expired in December 2008, it resulted in less raw materials available for sale to third parties. Our joint ventures tried to increase our needed supply, but they experienced some capacity constraint towards the end of 2010.  Our joint ventures are in the process of increasing their capacity to meet the demand from the market. Raw material prices have continued to rise. Although our strong operational performance helps to offset some of the cost increases, we expect the margin for raw materials sales will be low.

One customer represented greater than 10% of our total revenue, totaling 19%, 15% and 19% for the year ended December 31, 2010, 2009 and 2008, respectively. Our top five customers represented 40%, 41%, and 46% of revenue for the year ended December 31, 2010, 2009, and 2008, respectively.

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

JiYa is housed in and receives services from an affiliated aluminum plant and has in the past had to source finished products from another independent third party supplier in order to meet customer supply obligations when operations of its affiliated aluminum plant have been suspended or curtailed, resulting in a loss of supplies to the joint venture. In addition, even when capacity has been fully utilized, JiYa has had to source finished products from an independent third party supplier when demand has exceeded the joint venture’s capacity, and will continue to source finished products from this independent third party supplier if it experiences supply shortages or if customer demand again exceeds its capacity.

The investment balances for the other two joint ventures are accounted for under the equity method are included in other assets in the consolidated balance sheets and totaled $4.5 million and $4.2 million as of December 31, 2010 and 2009, respectively. We own 25% of the ownership interests in each of these companies.

Revenue by Geographic Region

				2009 to 2010		2008 to 2009
	Year Ended Dec. 31,			Increase		Increase
($ in thousands)	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
North America*	$20,739	$10,701	$19,181	$10,038	93.8%	$(8,480)	(44.2)%
% of total revenue	22%	19%	26%
Europe	18,838	10,489	14,524	8,349	79.6	(4,035)	(27.8)
% of total revenue	20%	19%	20%
Japan	11,857	7,777	14,685	4,080	52.5	(6,908)	(47.0)
% of total revenue	12%	14%	20%
Taiwan	14,834	10,453	7,806	4,381	41.9	2,647	33.9
% of total revenue	15%	19%	11%
Asia Pacific (excluding Japan and Taiwan)	29,225	15,944	16,879	13,281	83.3	(935)	(5.5)
% of total revenue	31%	29%	23%
Total revenue	$95,493	$55,364	$73,075	$40,129	72.5%	$(17,711)	(24.2)%

*	Primarily the United States.

Sales to customers located outside of North America represented approximately 78%, 81%, and 74% of our revenue during 2010, 2009 and 2008, respectively.

Revenue from customers located in North America increased by $10.0 million, or 93.8%, to $20.7 million in 2010 from $10.7 million in 2009. This increase in 2010 was due to increase in the demand for substrates of $9.2 million and an increase in the demand for raw materials of $837,000 due to the stronger demand environment compared to the economic slowdown we experienced in the prior year. Revenue from customers located in North America decreased by $8.5 million, or 44.2%, to $10.7 million in 2009 from $19.2 million in 2008. The worldwide economic slowdown in 2009 caused the demand for products of our North American customers to drop, as these customers utilized their excess inventory.

Revenue from customers located in Europe increased by $8.3 million, or 79.6%, to $18.8 million in 2010 from $10.5 million in 2009. This increase was mainly from increased sales of $5.6 million primarily of GaAs substrates and Ge substrates to customers in Germany, increased sales of $1.2 million primarily of GaAs substrates to customers in France and $1.1 million in raw materials sales to customers in Slovakia. Revenue from customers in Europe decreased by $4.0 million, or 27.8%, to $10.5 million in 2009 from $14.5 million in 2008. This decrease came primarily from decreased raw material sales of $2.1 million to customers in the United Kingdom, decreased raw material sales of $1.0 million to customers in The Netherlands, primarily due to the worldwide drop in demand for 4N gallium, and decreased substrate sales to customers in France of $858,000 and to customers in Germany of $507,000 due to decreased demand for substrates.

Revenue from customers in Japan increased by $4.1 million, or 52.5%, to $11.9 million in 2010 from $7.8 million in 2009. The increase mainly came from increased sales of substrates of all sizes amounting to $3.0 million and increased raw material sales of $960,000. Revenue from customers in Japan decreased by $6.9 million, or 47%, to $7.8 million in 2009 from $14.7 million in 2008. Raw material sales of 4N gallium decreased by $5.7 million as demand fell while substrate sales decreased by $1.2 million, particularly in large diameter wafers.

Revenue from customers in Taiwan increased by $4.4 million, or 41.9%, to $14.8 million in 2010 from $10.5 million in 2009. This increase was mainly from increased sales of $3.6 million of GaAs substrates as demand for both semi-insulating and semi-conducting substrates increased. Revenue from customers in Taiwan increased by $2.6 million, or 33.9%, to $10.5 million in 2009 from $7.8 million in 2008. We have seen recovery in demand from customers in 2010 for both small diameter LED wafers as well as large diameter semi-insulating wafers.

Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) increased by $13.3 million, or 83.3%, to $29.2 million in 2010 from $15.9 million in 2009. The increase was mainly from increased sales of $8.1 million to customers in the PRC due to an increase primarily in demand for raw materials and substrates, and increased sales of $4.4 million primarily from GaAs substrates to customers in Singapore. Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) decreased by $935,000, or 5.5%, to $15.9 million in 2009 from $16.9 million in 2008. Of this decrease, sales to customers in the PRC decreased by $2.1 million due to a decrease in demand for raw materials and substrates, and sales to customers in Korea decreased by $185,000, partially offset by an increase in sales to customers in Malaysia and Singapore of $1.3 million.

Gross Margin

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$36,495	$13,869	$17,960	$22,626	163.1%	$(4,091)	(22.8)%
Gross Margin %	38.2%	25.1%	24.6%

Gross margin increased to 38.2% of total revenue in 2010 from 25.1% of total revenue in 2009. Sales product mix, process improvements in production such as longer ingots and first pass yield improvements in wafers and improved slicing methods contributed to higher gross profit for the year ended December 31, 2010. Our manufacturing facility in Beijing was operating at a higher utilization capacity in 2010 compared to the prior year, which resulted in higher absorption rates. The 2010 quarterly trend of gross margin for the first quarter to the fourth quarter of 36.1%, 36.8%, 39.3% and 39.8%, respectively, demonstrates the high absorption rates with higher production volume.  The lower 25.1% gross margin for the year ended December 31, 2009 was primarily due to the low absorption rates as a result of reduced sales and hence lower production volume.

Gross margin increased to 25.1% of total revenue in 2009 from 24.6% of total revenue in 2008. Gross margin in 2009 was positively impacted by the net sales of approximately $1.2 million of GaAs wafers that were previously written off. We currently report the net sale of fully reserved wafers and its effects on gross margin. The net sale is derived from the gross sale of fully reserved wafers less the charge to cost of goods sold for wafers that were added to fully reserved wafers. We had done this retroactively for all prior periods reported. The 2008 quarterly trend of gross margin for the first quarter to the fourth quarter of 31.7%, 32.3%, 25.4% and 4.8%, respectively, compared to the 2009 quarterly trend of gross margin for the first quarter to the fourth quarter of −3.1%, 19.3%, 32.9% and 33.9%, respectively, will provide a better understanding of the effects of the worldwide economic conditions experienced in the second half of 2008 and the first half of 2009. The improvement in gross margin in the second half of 2009 was primarily due to increases in our capacity utilization, favorable product mix, improved manufacturing efficiency, and a focus on cost-control. In the second half of 2008 and the first half of 2009, gross margins were negatively impacted by declining average selling prices and rising raw material costs. In the second half of 2009, average selling prices declined at a lower rate and raw material costs stabilized somewhat.

Selling, General and Administrative Expenses

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$13,972	$13,389	$15,751	$583	4.4%	$(2,362)	15.0%
% of total revenue	14.6%	24.2%	21.6%

Selling, general and administrative expenses increased $583,000 to $14.0 million for 2010 compared to $13.4 million for 2009. The increase was primarily due to (i) $1.0 million higher commission and bonus accrual based on improved company performance, (ii) $346,000 higher accounting fees for the integrated audit including the SOX audit for 2010, which was not required for 2009, (iii) $283,000 higher legal fee incurred in fourth quarter of 2010 to conclude the royalty negotiation with Sumitomo, partially offset by (iv) $567,000 lower legal fee as certain legal fees incurred in 2009 did not recur in 2010, and (v) $376,000 lower severance cost.

Selling, general and administrative expenses decreased $2.4 million to $13.4 million for 2009 compared to $15.8 million for 2008. The decrease was primarily due to (i) the absence in 2009 of the $700,000 rent deposit forfeited in 2008 as a result of a termination of our existing lease (ii) $521,000 lower rental expense as we entered into a new lease for smaller headquarters facilities as a result of our forfeiture of the rental deposit with the termination of an old lease, (iii) $536,000 lower bad debt expenses as we improved collections from slow paying customers in China and North America, (iv) the absence in 2009 of $189,000 for bank fees in connection with our paydown of our revenue bond in July 2008, (v) $206,000 less travel expenses from cost cutting measures, (vi) $234,000 lower China factory labor costs from reduced bonuses and reduced hours worked in the first half of 2009, and (vi) $86,000 for lower joint venture labor related and consulting costs.

Research and Development Expenses

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development expenses	$2,339	$1,569	$2,164	$770	49.1%	$(595)	(27.5)%
% of total revenue	2.4%	2.8%	3.0%

Research and development expenses increased $770,000, or 49.1%, to $2.3 million for 2010, from $1.6 million for 2009 mainly from increases of $553,000 for costs relating to new product testing primarily from one of our joint ventures to possible qualification for a government incentive program to reduce future tax rates and development of 6” Germanium and increased bonus accrual of $95,000 due to better company performance. We expect our rate of expenditure on research and development costs in 2011 to increase as we continue to improve on processes and also develop 6” Ge wafers and our joint ventures continue their efforts in research and development.

Research and development expenses decreased $595,000, or 27.5%, to $1.6 million for 2009, from $2.2 million for 2008 mainly from a decrease of $417,000 in labor costs as a result of our restructuring in March 2009 and the absence of bonus accruals in the first half of 2009, and a decrease of $132,000 in outside consulting costs and new products testing costs.

Impairment (recovery of impairment) on Assets Held for Sale, and Restructuring Charges (Benefit)

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Impairment (recovery of impairment) on assets held for sale	$—	$—	$83	$—	—%	$(83)	NM
% of total revenue	—%	—%	0.1%
Restructuring charge (benefit)	$—	$507	$—	$—	—%	$507	NM
% of total revenue	—%	0.9%	—%

NM:	percentage not meaningful

During the first quarter of 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We had no restructuring charge in 2010.

Interest Income, Net

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$53	$177	$513	$(124)	(70.1)%	$(336)	(65.5)%
% of total revenue	0.1%	0.3%	0.7%

Interest income, net decreased $124,000 to $53,000 for 2010 from $177,000 for 2009 as a result of lower returns from various investment portfolio mix.

Interest income, net decreased $336,000 to $177,000 for 2009 from $513,000 for 2008 as a result of lower balances of investments in debt and equity instruments in 2009 compared to 2008 as well as higher interest income in 2008 from accrued interest that was paid out from two investments that we had sold in the first half of 2008.

Other Income and (Expense), Net, and Noncontrolling Interest

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income and (expense), net	$2,462	$385	$1,290	$2,077	539.5%	$(905)	(70.2)%
% of total revenue	2.6%	0.7%	1.8%
Noncontrolling interest	$1,723	$393	$1,431	$1,330	338.4%	$(1,038)	(72.5)%
% of total revenue	1.8%	0.7%	2.0%

Other income and expense, net was $2.5 million for 2010 primarily due to a $1.2 million net sales tax refund, a realized gain of $346,000 on the sale of investments, investment gains of $259,000 from our minority-owned non-consolidating joint ventures, foreign exchange gain of $614,000, partially offset by a $109,000 tax on foreign dividends.

Other income and expense, net, was $385,000 in 2009 primarily due to investment gains of $484,000 from our minority-owned non-consolidated joint ventures, a realized gain of $237,000 on the sale of space in an office building owned by one of our joint ventures, partially offset by a $175,000 tax on foreign dividends and a $164,000 loss on sale of investments.

Other income, net was $1.3 million for 2008 primarily resulted from a realized gain of $411,000 on the sale of investments and investment gains of $884,000 from our minority-owned non-consolidated joint ventures.

Minority interest in earnings of consolidated subsidiaries for the years ended December 31, 2010, 2009, and 2008 were $1.7 million, $393,000, and $1.4 million, respectively. The increase in minority interest from 2009 to 2010 was due to improved profitability from all of our majority-owned consolidated subsidiaries which had better sales worldwide in 2010. The decrease in minority interest from 2008 to 2009 was due to the overall decrease in profitability from our majority-owned consolidated subsidiaries, particularly our gallium joint venture in China due to the worldwide drop in demand for 4N gallium. In particular, our China joint venture JiYa experienced the impact of the slowdown causing their customers to postpone or cancel orders while utilizing excess inventory.

Provision for Income Taxes

				2009 to 2010		2008 to 2009
	Years Ended Dec. 31,			Increase		Increase
	2010	2009	2008	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$2,323	$471	$1,023	$1,852	393.2%	$(552)	(54.0)%
% of total revenue	2.4%	0.9%	1.4%

Provision for income taxes for 2010 was $2.3 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2009 to 2010 was due to improved profitability of our foreign subsidiaries.

Provision for income taxes for 2009 was $471,000, which was mostly related to our foreign subsidiaries. The decrease in tax provision was a result of our China subsidiary qualifying for lower tax rates as a high and new technology enterprise in 2009 compared to the same period last year.

Provision for income taxes for 2008 was $1.0 million, which was related to our foreign subsidiaries.

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $53.1 million in 2010, $54.7 million in 2009 and $54.4 million in 2008.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008
	($ in thousands)
Net cash provided by (used in):
Operating activities	$11,009	$4,665	$(3,762)
Investing activities	(5,272)	2,365	3,832
Financing activities	474	(3,692)	(5,477)
Effect of exchange rate changes	579	30	593
Net change in cash and cash equivalents	6,790	3,368	(4,814)
Cash and cash equivalents—beginning period	16,934	13,566	18,380
Cash and cash equivalents—end of period	23,724	16,934	13,566
Short and long-term investments—end of period	17,251	18,469	17,756
Total cash, cash equivalents and short and long-term investments	$40,975	$35,403	$31,322

We consider cash and cash equivalents, and short-term investments as liquid and available for use. Short-term investments are comprised of government bonds and high-grade commercial debt instruments. In December 2008 during the global financial crisis, we disclosed that we had a substantial portion of our investments in principal protected notes in Citigroup. As these notes matured over time we decreased our exposure to Citigroup and placed the underlying assets into other diversified securities. As of December 31, 2010, we no longer have any investments in Citigroup guaranteed instruments.  As of December 31, 2010, our principal sources of liquidity were $41.0 million in cash and cash equivalents and short and long-term investments, an increase of $5.6 million from $35.4 million as of December 31, 2009. The $6.8 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $11.0 million, and net cash provided by financing activities of $474,000, partially offset by net cash used in investing activities of $5.3 million. Short and long-term investments decreased by $1.2 million to $17.3 million from $18.5 million.

Cash and cash equivalents and short-term investments increased $4.1 million to $35.4 million as of December 31, 2009 from $31.3 million as of December 31, 2008. The $3.4 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $4.7 million, and net cash provided by investing activities of $2.4 million, partially offset by net cash used in financing activities of $3.7 million. Short-term investments increased by $713,000 to $18.5 million from $17.8 million.

Net cash provided by operating activities of $11.0 million for 2010 was primarily comprised of our net income of $20.4 million, adjusted for non-cash items of depreciation of $2.9 million, stock-based compensation of $655,000, amortization of marketable securities premium of $316,000, offset by a realized gain on sale of investments of $346,000 and a net increase of $12.9 million in assets and liabilities. The $12.9 million net increase in assets and liabilities primarily resulted from a $8.3 million increase in inventories, a $7.7 million increase in accounts receivable, a $5.7 million increase in other assets, a $1.7 million increase in prepaid expenses and other current assets, partially offset by a $5.8 million increase in other long-term liabilities, a $3.2 million increase in accrued liabilities and a $1.5 million increase in accounts payable.

Net cash provided by operating activities of $4.7 million for 2009 was primarily comprised of our net loss of $1.5 million, adjusted for non-cash items of depreciation of $3.1 million, stock-based compensation of $766,000, a restructuring charge of $507,000, and a $164,000 loss on sale of investments, partially offset by a realized gain on sale of property, plant and equipment of $237,000, and by a net decrease of $1.9 million in assets and liabilities. The net decrease in assets and liabilities of $1.9 million resulted from a $7.4 million decrease in inventories, net, a $717,000 decrease in prepaid expenses, and a $139,000 increase in income taxes payable, partially offset by a $3.9 million increase in accounts receivable, net, a $1.1 million decrease in accounts payable, a $769,000 increase in other assets, a $529,000 decrease in accrued liabilities, and a $27,000 decrease in other long-term liabilities.

 Net cash used in operating activities of $3.8 million for 2008 was primarily comprised of our net income of $742,000, adjusted for non-cash items of depreciation of $2.2 million, stock-based compensation of $634,000, a $83,000 charge for impairment on assets held for sale, partially offset by a realized gain on sale of investments of $326,000 and a net increase of $7.1 million in assets and liabilities. The $7.1 million net increase in assets and liabilities primarily resulted from a $10.0 million increase in inventories, a $308,000 decrease in income taxes payable, a $109,000 decrease in other long-term liabilities, and a $135,000 increase in other assets, partially offset by a $2.2 million increase in accounts payable, a $805,000 decrease in accounts receivable, and a $544,000 decrease in prepaid expenses. Inventories, net, increased by $10.0 million, as we increased inventory in raw materials and work-in-process to increase production in anticipation of increased forecast sales, and finished goods for consignment orders.

Net cash used in investing activities of $5.3 million for the year ended December 31, 2010 was primarily net proceeds from investment securities totaling $1.1 million, offset by purchases of property and equipment of $6.4 million.

Net cash provided by investing activities of $2.4 million for the year ended December 31, 2009 included a decrease in our restricted deposits of $3.0 million, net proceeds from investment securities totaling $885,000, proceeds from the sale of property, plant and equipment of $430,000, partially offset by purchases of property and equipment of $2.0 million.

Net cash provided by investing activities of $3.8 million for the year ended December 31, 2008 was primarily from the proceeds from sale of assets held for sale of $5.1 million, the decrease of restricted cash of $3.7 million and net proceeds from investment securities totaling $1.9 million, partially offset by the purchase of property, plant and equipment of $6.8 million.

 In 2011, we expect to invest approximately $11.0 million in projects at our China facilities to expand the manufacturing capabilities to optimize the utilization of our resources

Net cash provided by financing activities was $474,000 for the year ended December 31, 2010 consisted of $1.5 million from the proceeds from the exercise of employee stock options, offset by $496,000 long-term debt payment and $527,000 of dividends paid by joint ventures.

Net cash used in financing activities was $3.7 million for the year ended December 31, 2009 and consisted of $3.1 million paying down our line of credit and long-term debt, $1.0 million of dividends paid by joint ventures, partially offset by $351,000 from the proceeds from the exercise of employee stock options.

Net cash used in financing activities of $5.5 million for the year ended December 31, 2008 consisted of a payment of $6.7 million related to long term debt, $2.0 million dividends paid by joint ventures, partially offset by $3.0 million from the proceeds of a line of credit and $171,000 from the proceeds from the exercise of employee stock options.

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

Contractual Obligations

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through February 2014. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $308,000, $298,000, and $1.7 million (including a $700,000 forfeiture of rental deposit in terminating the old lease) for years ended December 31, 2010, 2009 and 2008, respectively.

The following table summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,626	$335	$705	$586	$—
Royalty agreement	7,000	1,500	2,175	1,600	1,725
Total	$8,626	$1,835	$2,880	$2,186	$1,725

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2010. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except for per share amounts)	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Revenue	$26,866	$26,809	$23,177	$18,641	$17,836	$16,819	$13,055	$7,654
Cost of revenue	16,169	16,278	14,642	11,909	11,784	11,281	10,539	7,891
Gross profit (loss)	10,697	10,531	8,535	6,732	6,052	5,538	2,516	(237)
Operating expenses:
Selling, general and administrative	4,167	3,347	3,039	3,419	2,574	3,323	3,486	4,006
Research and development	911	462	515	451	394	360	355	460
Restructuring charge	—	—	—	—	—	—	—	507
Total operating expenses	5,078	3,809	3,554	3,870	2,968	3,683	3,841	4,973
Income (loss) from operations	5,619	6,722	4,981	2,862	3,084	1,855	(1,325)	(5,210)
Interest income (expense), net	37	26	(25)	15	60	39	34	44
Other income and (expense), net	385	442	1,556	79	(152)	638	321	(422)
Income (loss) before provision (benefit) for income taxes	6,041	7,190	6,512	2,956	2,992	2,532	(970)	(5,588)
Provision (benefit) for income taxes	646	871	560	246	(42)	201	308	4
Net income (loss)	5,395	6,319	5,952	2,710	3,034	2,331	(1,278)	(5,592)
Less: Net income (loss) attributable to noncontrolling interest	496	680	417	130	257	210	2	(76)
Net income (loss) from continuing operations attributable to AXT, Inc	$4,899	$5,639	$5,535	$2,580	$2,777	$2,121	$(1,280)	$(5,516)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.16	$0.18	$0.18	$0.08	$0.09	$0.07	$(0.04)	$(0.18)
Diluted	$0.15	$0.17	$0.17	$0.08	$0.09	$0.07	$(0.04)	$(0.18)
Weighted average number of common shares outstanding:
Basic	31,061	30,944	30,834	30,743	30,647	30,475	30,439	30,434
Diluted	32,614	32,509	32,172	31,792	31,322	30,911	30,439	30,434

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC topic 810—, Amendments of FASB Interpretation No. 46(R) (“ASC 810”). The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This topic is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 810 is not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  We are currently evaluating the impact of this update on our financial position, results of operations, cash flows, and disclosures. We expect that this update will not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In various areas, including revenue recognition, stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option accounting and related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of December 31, 2010 and 2009, we had no outstanding commitments with respect to foreign exchange contracts.

During 2010, we recorded a net realized foreign exchange gain of $614,000, included as part of other expense in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2010, we recorded unrealized foreign currency gains of $696,000 which are included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

In July 2005, China agreed to a shift in Chinese currency policy. It established a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/−0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future. Over the next five to ten years, China may move to a managed float system, with opportunistic interventions. This reserve diversification may negatively impact the United States dollar and U.S. interest rates, which, in turn, could negatively impact our operating results and financial condition. The functional currency of our Chinese subsidiary, including our joint ventures, is the local currency; since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuation and revaluation of the Chinese renminbi. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2010	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$22,736	0.50%	$114	$102	$125
Cash equivalents	988	0.50	5	4	5
Investment in debt and equity instruments	17,251	3.82	659	593	725
			$778	$700	$856

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities. In December 2008, during the global financial crisis, we disclosed that we had a substantial portion of our investments in principal protected notes in Citigroup. As these notes matured over time, we decreased our exposure to Citigroup and placed the underlying assets into other diversified securities. As of December 30, 2010, there were no remaining investments in Citigroup, and all our investments were placed into diversified securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance at 30% as of December 31, 2010. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2009 at 27%.

Equity Risk

We maintain minority investments in three privately-held companies other than our strategic investments in private companies located in China. These minority investments in three privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2010 and 2009, the minority investments totaled $733,000 and $392,000, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 49, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)  were effective at the reasonable assurance level to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2011

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2011 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with respect to identification of directors is incorporated by reference to the information contained in the section captioned “Information About our Board of Directors” in the Proxy Statement. The information with respect to our executive officers, is incorporated by reference to the information contained in the section captioned “Executive Officers” in the Proxy Statement. Information with respect to Items 405 of Regulation S-K is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.” There will be no disclosure under Item 407(c)(3). Information with respect to Items 407(d)(4) and 407(d)(5) is incorporated by reference to the information contained in the sections of the Proxy Statement captioned “Corporate Governance—Committees of the Board of Directors.”

The Board of Directors of AXT, Inc. has adopted a Code of Conduct and Ethics (the “Code”) that applies to our principal executive officers, principal financial officer, and corporate controller, as well as other employees. A copy of this Code has been posted on our Internet website at www.axt.com. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to information set forth in our Proxy Statement under the section entitled “Executive Compensation and Other Matters.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information set forth in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information required by this item will be set forth in our Proxy Statement under the headings “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to information set forth in our Proxy Statement under the section entitled “Ratification of Appointment of Independent Registered Public Accountants.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 15, 2011

AXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$23,724	$16,934
Short-term investments	10,079	18,469
Accounts receivable, net of allowances of $561 and $1,019 as of December 31, 2010 and 2009, respectively	23,076	15,362
Inventories	35,986	27,718
Prepaid expenses and other current assets	4,090	2,411
Total current assets	96,955	80,894
Long-term investments	7,172	—
Property, plant and equipment, net	24,240	20,853
Other assets	11,884	6,199
Total assets	$140,251	$107,946
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,094	$5,571
Accrued liabilities	7,745	4,566
Current portion of long-term debt	—	76
Total current liabilities	14,839	10,213
Long-term debt, net of current portion	—	420
Long-term portion of royalty payments	5,500	—
Other long-term liabilities	108	62
Total liabilities	20,447	10,695
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2010 and 2009 (Liquidation preference of $5.6 million and $5.4 million as of December 31, 2010 and 2009, respectively)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 31,877 and 30,880 shares issued and outstanding as of December 31, 2010 and 2009, respectively	32	30
Additional paid-in-capital	190,021	187,871
Accumulated deficit	(82,477)	(101,130)
Other comprehensive income	4,652	4,300
AXT, Inc. stockholders’ equity	115,760	94,603
Noncontrolling interests	4,044	2,648
Total stockholders’ equity	119,804	97,251
Total liabilities and stockholders’ equity	$140,251	$107,946

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenue	$95,493	$55,364	$73,075
Cost of revenue	58,998	41,495	55,115
Gross profit	36,495	13,869	17,960
Operating expenses:
Selling, general, and administrative	13,972	13,389	15,751
Research and development	2,339	1,569	2,164
Impairment on assets held for sale	—	—	83
Restructuring charge	—	507	—
Total operating expenses	16,311	15,465	17,998
Income (loss) from operations	20,184	(1,596)	(38)
Interest income, net	53	177	513
Other income, net	2,462	385	1,290
Income (loss) before provision for income taxes	22,699	(1,034)	1,765
Provision for income taxes	2,323	471	1,023
Net income (loss)	20,376	(1,505)	742
Less: Net income attributable to noncontrolling interest	(1,723)	(393)	(1,431)
Net income (loss) attributable to AXT, Inc	$18,653	$(1,898)	$(689)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.60	$(0.07)	$(0.03)
Diluted	$0.57	$(0.07)	$(0.03)
Weighted average number of common shares outstanding:
Basic	31,008	30,500	30,400
Diluted	32,512	30,500	30,400

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common Stock
	Preferred				Additional		Other	AXT, Inc.		Total
	Stock				Paid In	Accumulated	Comprehensive	stockholders’	Noncontrolling	stockholders’	Comprehensive
	Shares	$	Shares	$	Capital	Deficit	Income/(loss)	equity	interests	equity	Income/(loss)
Balance as of December 31, 2007	883	$3,532	30,358	$30	$185,949	$(98,543)	$2,282	$93,250	$3,736	$96,986
Common stock options exercised			92		171			171		171
Stock-based compensation					634			634		634
Issuance of common stock in the form of restricted stock			63
Comprehensive loss:
Net loss						(689)		(689)	1,431	742	$(689)
Dividend declared by joint ventures									(1,955)	(1,955)
Change in unrealized (loss) gain on marketable securities							(1,533)	(1,533)		(1,533)	(1,533)
Currency translation adjustment							1,831	1,831		1,831	1,831
Balance as of December 31, 2008	883	3,532	30,513	30	186,754	(99,232)	2,580	93,664	3,212	96,876	$(391)
Common stock options exercised			246		351			351		351
Stock-based compensation					766			766		766
Issuance of common stock in the form of restricted stock			121
Comprehensive loss:
Net loss						(1,898)		(1,898)	393	(1,505)	(1,898)
Dividend declared by joint ventures									(957)	(957)
Change in unrealized (loss) gain on marketable securities							1,750	1,750		1,750	1,750
Currency translation adjustment							(30)	(30)		(30)	(30)
Balance as of December 31, 2009	883	3,532	30,880	30	187,871	(101,130)	4,300	94,603	2,648	97,251	$(178)
Common stock options exercised			876	2	1,495			1,497		1,497
Stock-based compensation					655			655		655
Issuance of common stock in the form of restricted stock			121
Comprehensive loss:
Net income						18,653		18,653	1,723	20,376	18,653
Dividend declared by joint ventures									(527)	(527)
Change in unrealized (loss) gain on marketable securities							(144)	(144)		(144)	(144)
Currency translation adjustment							496	496	200	696	496
Balance as of December 31, 2010	883	$3,532	31,877	$32	$190,021	$(82,477)	$4,652	$115,760	$4,044	$119,804	$19,005

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,376	$(1,505)	$742
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	2,916	3,058	2,194
Amortization (accretion) of marketable securities premium/discount	316	(12)	(9)
Stock-based compensation	655	766	634
Impairment on assets held for sale	—	—	83
Realized loss (gain) on sale of investments	(346)	164	(326)
Restructuring charge	—	507	—
(Gain) loss on disposal of property, plant and equipment	5	(237)	8
Changes in assets and liabilities:
Accounts receivable, net	(7,726)	(3,880)	805
Inventories	(8,288)	7,352	(10,047)
Prepaid expenses and other current assets	(1,684)	717	544
Other assets	(5,689)	(769)	(135)
Accounts payable	1,530	(1,079)	2,162
Accrued liabilities	3,187	(390)	(308)
Other long-term liabilities	5,757	(27)	(109)
Net cash provided by (used in) operating activities	11,009	4,665	(3,762)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,386)	(1,963)	(6,788)
Proceeds from disposal of property, plant and equipment	10	430	5
Purchases of available for sale securities	(18,982)	(3,012)	(22,624)
Proceeds from available for sale securities	20,086	3,897	24,495
Proceeds from sale of assets held for sale	—	—	5,057
Decrease in restricted deposits	—	3,013	3,687
Net cash provided by (used in) investing activities	(5,272)	2,365	3,832
Cash flows from financing activities:
Proceeds from common stock options exercised	1,497	351	171
Proceeds from line of credit	—	—	3,013
Dividends paid by joint ventures	(527)	(957)	(1,955)
Payment on line of credit	—	(3,013)	—
Long-term debt payments	(496)	(73)	(6,706)
Net cash provided by (used in) financing activities	474	(3,692)	(5,477)
Effect of exchange rate changes on cash and cash equivalents	579	30	593
Net increase (decrease) in cash and cash equivalents	6,790	3,368	(4,814)
Cash and cash equivalents at the beginning of the year	16,934	13,566	18,380
Cash and cash equivalents at the end of the year	$23,724	$16,934	$13,566
Supplemental disclosures:
Interest paid	$14	$72	$227
Income taxes paid	$1,979	$887	$1,492
Supplemental non-cash investing and financing activities:
Property, plant and equipment acquired through the issuance of debt	$—	$—	$575

See accompanying notes to consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Consolidated Balance Sheets in Stockholders’ Equity and in our Consolidated Statements of Operations.

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

Fair Value of Investments

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. Although the volume of trading activity of certain debt instruments has increased in 2010, the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

●
Determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.

●
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

●
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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Revenue Recognition

We recognize revenue upon the shipment of our products to customers when:

●	we have received a signed purchase order placed by our customers,

●	the price is fixed or determinable,

●	title and risk of ownership has transferred to our customers upon shipment from our dock, receipt at customer’s dock, or removal from consignment inventory at customer’s location,

●	collection of resulting receivables is probable, and

●	product returns are reasonably estimable.

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

Accounting for Sales Taxes in Net Revenues

We report sales taxes collected on sales of our products as a component of net revenues and as accrued liabilities on our consolidated balance sheets. The amount is immaterial for fiscal years 2010, 2009 and 2008.

Risks and Concentration of Credit Risk

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities with high quality financial institutions. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. As of December 31, 2008, during the global financial crisis, we disclosed that we had a substantial portion of our investments in principal protected notes in Citigroup. As these notes matured over time, we decreased our exposure to Citigroup and placed the underlying assets into other diversified securities. As of December 31, 2010, there were no remaining investments in Citigroup, and all our investments were placed into diversified securities.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer represented greater than 10% of revenue for the year ended December 31, 2010, 2009 and 2008, totaling 19%, 15% and 19%, respectively. Our top five customers represented 40%, 41% and 46% of revenue for the year ended December 31, 2010, 2009 and 2008, respectively. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2010 at 30%. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2009 at 27%.

Cash Equivalents and Short-Term Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by ASC topic 320, Debt and Equity Securities (“ASC 320”). We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our short-term investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible trade receivables. We also review our trade receivables by aging category to identify specific customers with known disputes or collectability issues. We generally provide a 100% allowance for U.S. receivables in excess of 90 days past due and for foreign receivables in excess of 120 days past due. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit worthiness. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received.

As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased this allowance for doubtful accounts by $64,000 primarily for improved collections worldwide. As of December 31, 2009, our accounts receivable balance was $15.4 million, which was net of an allowance for doubtful accounts of $163,000. During 2009, we decreased this allowance by $367,000 primarily for improved collections from slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $163,000 as of December 31, 2009.  As of December 31, 2008, our accounts receivable balance was $11.5 million, which was net of an allowance for doubtful accounts of $530,000.  No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. During 2010, we utilized $703,000 and charged an additional $309,000 resulting in the allowance for sales returns of $462,000 as of December 31, 2010. During 2009, we utilized $119,000 and charged an additional $842,000 resulting in the allowance for sales returns of $856,000 as of December 31, 2009. During 2008, we charged an additional $130,000 in sales returns resulting in the allowance for sales returns of $133,000 as of December 31, 2008.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2010 and 2009.

Segment Reporting

Our business is conducted in a single operating segment. Our principal executive officer reviews a single set of financial data that encompasses our entire operations for purposes of making operating decisions and assessing financial performance. Our principal executive officer manages our Company based primarily on broad functional categories of sales, manufacturing, product development and engineering and marketing and strategy. While we obtain financial statements from all of our joint ventures in order to prepare our consolidated financial statements, we do not review them either individually or in the aggregate when making operating decisions for our business. We manage our Company on a consolidated basis with a review of revenue by product. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate three of the joint ventures we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment.

Impairment of Investments

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

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 10—Employee Benefit Plans and Stock-based Compensation. We account for stock-based compensation in accordance with the provisions of ASC topic 718, Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of our stock compensation is accounted for as an equity instrument. The provisions of ASC 718 apply to all awards granted or modified after the date of adoption on January 1, 2006. The unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income (loss) in the periods after the date of adoption using the same Black-Scholes valuation method and assumptions determined under the original provisions of ASC 718. The stock-based compensation expense is fully described in Note 10.

Research and Development

Research and development costs consist primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2010, 2009, and 2008 were $83,000, $71,000 and $76,000, respectively.

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

We adopted ASC topic 740, Income Taxes (“ASC 740”) on January 1, 2007. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision that an entity takes or expects to take in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interests and penalties related to unrecognized tax benefits as a component of income tax expense. The impact on adoption of ASC 740 is more fully described in Note 12.

Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of ASC topic 220 Comprehensive Income (“ASC 220”) which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the accompanying consolidated statements of stockholders’ equity. The balance of accumulated other comprehensive income is as follows (in thousands):

	As of December 31,
	2010	2009
Accumulated other comprehensive income:
Unrealized gain on investments, net	$29	$173
Cumulative translation adjustment	4,823	4,127
	4,852	4,300
Less: Cumulative translation adjustment attributable to the noncontrolling interest	200	—
Accumulated other comprehensive income attributable to AXT, Inc.	$4,652	$4,300

	As of December 31,
	2010	2009	2008
Net income (loss) attributable to AXT, Inc.	$18,653	$(1,898)	$(689)
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	696	(30)	1,831
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(144)	1,750	(1,533)
Total other comprehensive income, net of tax	552	1,720	298
Comprehensive (loss) income	19,205	(178)	(391)
Less: Comprehensive income attributable to the noncontrolling interest	200	—	—
Comprehensive income (loss) attributable to AXT, Inc.	$19,005	$(178)	$(391)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods less shares of common stock subject to repurchase and nonvested stock awards. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards  is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options. Potentially dilutive common shares are excluded in net loss periods, as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC topic 810—, Amendments of FASB Interpretation No. 46(R) (“ASC 810”). The emphasis of this statement is to improve financial reporting by enterprises involved with variable interest entities. The statement also addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and the application of certain key provisions of FASB Interpretation No. 46(R). This topic is effective as of the beginning of the first annual reporting period after November 15, 2009 for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 810 is not expected to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  We are currently evaluating the impact of this update on the financial position, results of operations, cash flows, and disclosures. We expect that this update will not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

In various areas, including revenue recognition, stock option accounting, accounting standards and practices continue to evolve. Additionally, the SEC and the FASB’s Emerging Issues Task Force continue to address revenues, stock option accounting and related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to accounting principles generally accepted in the United States of America in these areas could impact the future accounting of our operations.

Note 2. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$22,736	$—	$—	$22,736	$16,790	$—	$—	$16,790
Cash equivalents:
Money market fund	988	—	—	988	144	—	—	144
Total cash equivalents	988	—	—	988	144	—	—	144
Total cash and cash equivalents	23,724	—	—	23,724	16,934	—	—	16,934
Investments:
Certificates of Deposit	3,360	11	—	3,371	—	—	—	—
US Treasury and agency securities	4,903	8	(2)	4,909	—	—	—	—
Corporate bonds	8,961	10	—	8,971	18,298	171	—	18,469
Total investments	17,224	29	(2)	17,251	18,298	171	—	18,469
Total cash, cash equivalents and investments	$40,948	$29	$(2)	$40,975	$35,232	$171	$—	$35,403
Contractual maturities on investments:
Due within 1 year	$10,074			$10,079	$18,298			$18,469
Due after 1 through 5 years	7,150			7,172	—			—
	$17,224			$17,251	$18,298			$18,469

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the year ended December 31, 2010, we had $346,000 of gross realized gains on sales of our available-for-sale securities. For the year ended December 31, 2009, we had $164,000 of gross realized losses on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2010 are temporary in nature. We periodically reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
2010	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
US Treasury and agency securities	$1,503	$(2)	$—	$—	$1,503	$(2)
Total in loss position	$1,503	$(2)	$—	$—	$1,503	$(2)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 5). As of December 31, 2010 and December 31, 2009, our investments in other unconsolidated privately-held companies had a carrying value of $5.2 million and $5.0 million, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2010 (in thousands):

	Balance as of December 31, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund – cash	$988	$988	$—
Certificates of deposit	3,371	—	3,371
US Treasury and agency securities	4,909	—	4,909
Corporate bonds	8,971	—	8,971
Total	$18,239	$988	$17,251
Liabilities	$—	$—	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of December 31, 2010, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method. We did not record other-than-temporary impairment charges for either of these investments during 2010.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	As of December 31,
	2010	2009
Inventories:
Raw materials	$16,478	$12,051
Work in process	15,839	11,947
Finished goods	3,670	3,720
	$35,986	$27,718

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2010	2009
Property, plant and equipment:
Building	$17,841	$16,603
Machinery and equipment	28,744	25,413
Leasehold improvements	2,123	1,989
Construction in progress	4,139	2,287
	52,847	46,292
Less: accumulated depreciation and amortization	(28,607)	(25,439)
	$24,240	$20,853

Depreciation and amortization expense was $2.9 million, $3.1 million, and $2.2 million for the years ended 2010, 2009, and 2008, respectively.

Note 5. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance As of December 31,		Accounting	Ownership
Company	2010	2009	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	3,437	3,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,055	866	Equity	25%

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

The investment balances for the two companies accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $4.5 million and $4.2 million as of December 31, 2010 and 2009, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

●	both companies have sustainable businesses of their own;

●	our voting power is proportionate to our ownership interests;

●	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

●
we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to either company.

During 2010, 2009 and 2008, the three consolidated joint ventures generated $5.3 million, $1.2 million and $3.8 million of income, respectively, of which $1.7 million, $393,000 and $1.4 million, respectively was allocated to minority interests, resulting in $3.6 million, $826,000 and $2.4 million, respectively to our net income. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $259,000, $484,000 and $884,000 for 2010, 2009 and 2008, respectively. Undistributed retained earnings relating to our investments in these companies were $16.3 million, $12.4 million, and $11.1 million as of December 31, 2010, 2009 and 2008, respectively. Net income recorded from all of these joint ventures was $3.8 million, $1.3 million, and $3.3 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Our two 25% minority-owned joint ventures that are not consolidated and our 25% share had the following summarized income information (in thousands) for the years ended December 31, 2010, 2009 and 2008, respectively.

	Years Ended December 31,			Our 25% share for the Years Ended December 31,

	2010	2009	2008	2010	2009	2008
Net Sales	$13,009	$11,660	$11,332	$3,252	$2,915	$2,833
Gross profit	3,697	4,063	6,313	924	1,016	1,578
Operating income	899	1,763	4,030	225	441	1,008
Net income	973	1,936	3,535	243	484	884

Our two 25% minority-owned joint ventures that are not consolidated had the following summarized balance sheet information (in thousands) as of December 31, 2010 and 2009, respectively.

	As of December 31,
	2010	2009
Current assets:
Cash	$2,386	$2,704
Accounts receivable, net	811	2,057
Notes receivable	957	163
Inventory	1,724	2,420
Other current assets	2,198	5,566
Total current assets	8,076	12,910
Property, plant and equipment, net	17,246	12,550
Other assets	1,261	1,089
Total assets	$26,583	$26,549
Current liabilities:
Accounts payable	$1,899	$12
Advances from customers	1	264
Long term debt, current portion	757	2,783
Other payables	567	835
Dividend payable	2,237	1,688
Total current liabilities	5,461	5,582
Long term debt, net of current portion	3,180	4,101
Other long term liabilities	260	161
Total liabilities	8,901	9,844
Total stockholders’ equity	17,682	16,705
Total liabilities and stockholders’ equity	$26,583	$26,549

Note 6. Other Investments

As of December 31, 2010, we maintain minority investments in three privately-held companies. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as “other assets” in the consolidated balance sheets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2010 and 2009, the minority investments totaled approximately $733,000 and $722,000, respectively.

Note 7. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2010	2009
Accrued compensation and related charges	$1,694	$1,093
Current portion of royalty payments	1,622	—
Accrued product warranty	740	1,082
Other accrued liabilities	3,689	2,391
	$7,745	$4,566

Note 8. Debt

Credit Facility

We have a credit facility maintained by us with a bank with a $5.0 million line of credit. As of December 31, 2010 and 2009, we have an unused $5.0 million line of credit at an annual interest rate of approximately 1.5% over the current LIBOR (London InterBank Offered Rate) fixed funding rate.

Long-Term Debt

The components of long-term debt are summarized below (in thousands):

As of December 31, 2009
Tenant improvement loan at 4.00%	$496
Less current portion	(76)
$420

We paid off the tenant improvement loan in September 2010.

Note 9. Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2010 and 2009, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 10. Employee Benefit Plans and Stock-based Compensation

Stock Option Plans and Equity Incentive Plans

In July 1997, our board of directors approved the 1997 Stock Option Plan (“1997 Plan”), which provides for the grant of incentive and non-qualified stock options to our employees, consultants and directors. Under the 1997 Plan, 5,423,583 shares of common stock have been authorized for issuance. Options granted under the 1997 Plan are generally for periods not to exceed ten years (five years if the option is granted to a 10% stockholder) and are granted at the fair market value of the stock at the date of grant as determined by the board of directors. Options granted under the 1997 Plan generally vest 25% at the end of one year and 2.1% each month thereafter, with full vesting after four years.

In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan is a restatement of the 1997 Plan which was scheduled to expire in 2007. The share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. As of December 31, 2007, approximately 2.9 million shares remained available for grant under the 2007 Plan. Awards may be made under the 2007 Plan of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code. As of December 31, 2010, approximately 1.4 million shares were available for grant under the 2007 Plan.

The following summarizes our stock option activity under the 1997 Plan and the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2008, 2009, and 2010 (in thousands, except per share data):

Stock Options	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2007	2,477	$2.95	6.93	$8,858
Plan shares expired
Granted	413	1.60
Exercised	(92)	1.85
Canceled	(34)	7.00
Balance as of December 31, 2008	2,764	2.74	6.61	92
Plan shares expired	—
Granted	789	1.87
Exercised	(247)	1.42
Canceled	(426)	3.73
Balance as of December 31, 2009	2,880	2.46	5.70	3,850
Plan shares expired	—
Granted	399	5.93
Exercised	(876)	1.71
Canceled	(123)	7.26
Balance as of December 31, 2010	2,280	$3.10	6.40	$17,030
Options vested and expected to vest as of December 31, 2010	2,181	$3.07	6.28	$16,368
Options exercisable as of December 31, 2010	1,297	$2.77	4.45	$10,249

The options outstanding and exercisable as of December 31, 2010 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2010			Options Vested and Exercisable as of December 31, 2010
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.18 - $1.33	255	$1.26	3.79	255	$1.26
$1.34 - $1.40	191	$1.38	2.65	192	$1.38
$1.59 - $1.59	430	$1.59	8.18	188	$1.59
$1.88 - $1.98	15	$1.93	4.34	15	$1.93
$2.04 - $2.04	464	$2.04	8.74	129	$2.04
$2.19 - $3.11	292	$2.44	2.19	292	$2.44
$3.14 - $5.09	109	$4.57	4.93	107	$4.56
$5.83 - $5.83	366	$5.83	9.59	0	$0.00
$6.31 - $12.12	148	$7.36	5.36	109	$7.45
$39.80 - $39.80	10	$39.80	0.39	10	$39.80
	2,280	$3.10	6.40	1,297	$2.77

The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 were $4.3 million, $142,000 and $276,000, respectively. Total fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $426,000, $699,000 and $624,000, respectively. Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 were $1.5 million, $351,000, and $171,000, respectively.

As of December 31, 2010, the total unamortized stock-based compensation cost related to unvested stock options granted to employees under our stock option plans was approximately $1.5 million, net of estimated forfeitures of $251,000. This cost is being amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2010 and 2009, as the amounts are not significant.

Restricted stock awards

A summary of activity related to restricted stock awards for the years ended December 31, 2010 and 2009 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2007	23,480	$4.26
Granted	62,892	1.59
Vested	(7,828)	4.26
Non-vested as of December 31, 2008	78,544	2.12
Granted	120,908	0.88
Vested	(28,792)	2.32
Non-vested as of December 31, 2009	170,660	1.21
Granted	121,237	5.29
Vested	(69,092)	1.48
Forfeited	(4,400)	5.83
Non-vested as of December 31, 2010	218,405	$3.30

Total fair value of stock awards vested during the years ended December 31, 2010, 2009 and 2008 was $102,000, $67,000 and $33,000, respectively. As of December 31, 2010, we had $613,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.3 years.

Stock-based Compensation

We recorded $655,000, $766,000 and $634,000 of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$36	$39	$53
Selling, general and administrative	562	672	467
Research and development	57	55	114
Total stock-based compensation	655	766	634
Tax effect on stock-based compensation	—	—	—
Net effect on net income/loss	$655	$766	$634
Shares used in computing basic net income per share	31,008	30,500	30,400
Shares used in computing diluted net income per share	32,512	30,500	30,400
Effect on basic net income/loss per share	$(0.02)	$(0.03)	$(0.02)
Effect on diluted net income/loss per share	$(0.02)	$(0.03)	$(0.02)

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718 and Securities and Exchange Commission Staff Accounting Bulletin No. 107. The weighted-average grant date fair value of our stock options granted to employees during 2010, 2009, and 2008 was $3.11, $0.99, and $0.77 per share, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	1.00%	2.04%	2.30%
Expected life (in years)	4.0	4.0	4.0
Dividend yield	—	—	—
Volatility	69.84%	69.0%	60.5%
Estimated forfeitures	7.2%	7.5%	4.3%

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our Company’s common stock. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by our employees.

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $485,000, $453,000, and $386,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual included in “accrued liabilities” during 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Beginning accrued warranty and related costs	$1,082	$1,640
Charges/(benefit) to cost of revenue	(286)	472
Actual warranty expenditures	(56)	(1,030)
Ending accrued warranty and related costs	$740	$1,082

Note 12. Income Taxes

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $14.5 million, $3.3 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded a current tax provision of $2.3 million, $471,000 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$(68)	$—
State	130	(38)	52
Foreign	2,193	577	971
Total current	2,323	471	1,023
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$2,323	$471	$1,023

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	0.4	2.4	1.9
Change in valuation allowance	(13.3)	(61.5)	60.1
Stock compensation	(0.4)	(13.8)	8.6
Foreign rate differences	(12.3)	56.9	(71.9)
Dividend from PRC investee	—	(86.7)	38.1
Net loss from privately-held PRC investments	(0.4)	16.4	(17.5)
Other	1.2	5.7	3.6
Effective tax rate	10.2%	(45.6)%	57.9%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss	$47,357	$50,362
Accruals and reserves not yet deductible	4,240	3,805
Credits	1,488	1,787
	53,085	55,954
Deferred tax liabilities:
Unrepatriated foreign earnings	—	(1,239)
	—	(1,239)
Net deferred tax assets	53,085	54,715
Valuation allowance	(53,085)	(54,715)
Net deferred tax assets	$—	$—

As of December 31, 2010, we have federal and state net operating loss carryforwards of approximately $136.9 million and $43.1 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2010 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves and tax depreciation expense, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased by $1.6 million and increased by $285,000 for the years ended December 31, 2010 and 2009, respectively.

Our consolidated subsidiaries in China have been granted various tax holidays since 2000. Benefits under the tax holidays vary by jurisdiction. Some of our consolidated subsidiaries’ tax holidays have expired on December 31, 2007.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2010 includes no interest and penalties. As of December 31, 2010, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2009.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2009	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Gross unrecognized tax benefits balance as of December 31, 2010	$16,403

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

Note 13. Net income (loss) per Share

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) attributable to AXT, Inc	$18,653	$(1,898)	$(689)
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) to common stockholders	$18,476	$(2,075)	$(866)
Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	31,008	30,500	30,400
Effect of dilutive securities:
Common stock options	1,380	—	—
Restricted stock awards	124	—	—
Denominator for dilutive net income (loss) per share	32,512	30,500	30,400
Basic net income (loss) per share:
Net income (loss) from attributable to AXT, Inc	$0.60	$(0.06)	$(0.02)
Net income (loss) to common stockholders	$0.60	$(0.07)	$(0.03)
Diluted net income (loss) per share:
Net income (loss) attributable to AXT, Inc	$0.57	$(0.06)	$(0.02)
Net income (loss) to common stockholders	$0.57	$(0.07)	$(0.03)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	14	2,880	2,764
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	218	171	79

Note 14. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting (formerly known as SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,”) our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Product Type

The following table represents revenue amounts (in thousands) by type:

	Years Ended December 31,
	2010	2009	2008
Product type:
GaAs	$67,591	$41,054	$49,610
InP	4,038	2,375	1,935
Ge	8,955	5,440	4,248
Raw materials	14,884	6,440	17,232
Other	25	55	50
	$95,493	$55,364	$73,075

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2010	2009	2008
Product revenue:
North America*	$20,739	$10,701	$19,181
Europe	18,838	10,489	14,524
Japan	11,857	7,777	14,685
Taiwan	14,834	10,453	7,806
Asia Pacific (excluding Japan and Taiwan)	29,225	15,944	16,879
	$95,493	$55,364	$73,075

*	Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2010	2009
Long-lived assets:
United States of America	$543	$661
China	23,697	20,192
	$24,240	$20,853

Note 15. Foreign Exchange Contracts and Transaction Gains/Losses

As of December 31, 2010, and 2009, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange gains (losses) of $614,000, $(76,000), and $2,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Note 17. Commitments and Contingencies

Legal Matters

We are subject to legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through November 2015. On July 2, 2008, we entered into a new lease agreement with the landlord of the facility at 4281 Technology Drive, Fremont, California with approximately 27,760 square feet. The new lease commenced December 1, 2008 for a term of seven years, with an option by us to cancel the new lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were $308,000, $298,000 and $1.7 million (including a $700,000 forfeiture of rental deposit in terminating the old lease) for the years ended December 31, 2010, 2009 and 2008, respectively. Total minimum lease payments under these leases as of December 31, 2010 are summarized below (in thousands):

Lease Payments
2011	$335
2012	343
2013	351
2014	311
2015	286
$1,626

Royalty Agreement

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over the next eight years beginning 2011 based on future royalty bearing sales.  Total royalty payments under this agreement as of December 31, 2010 are summarized below (in thousands):

Royalty Payments
2011	$1,500
2012	1,375
2013	800
2014	800
2015	800
Thereafter	1,725
$7,000

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2010:
Revenue	$18,641	$23,177	$26,809	$26,866
Gross profit	6,732	8,535	10,531	10,697
Net income attributable to AXT, Inc	2,580	5,535	5,639	4,899
Net income attributable to AXT, Inc per share, basic	$0.08	$0.18	$0.18	$0.16
Net income attributable to AXT, Inc per share, diluted	$0.08	$0.17	$0.17	$0.15
2009:
Revenue	$7,654	$13,055	$16,819	$17,836
Gross profit (loss)	(237)	2,516	5,538	6,052
Net income (loss) attributable to AXT, Inc	(5,516)	(1,280)	2,121	2,777
Net income (loss) attributable to AXT, Inc per share, basic	$(0.18)	$(0.04)	$0.07	$0.09
Net income (loss) attributable to AXT, Inc per share, diluted	$(0.18)	$(0.04)	$0.07	$0.09

Note 19. Restructuring Charge

During the first quarter of 2009, we reduced the workforce at our Fremont and Beijing facilities by approximately 11 positions that were no longer required to support certain production and administrative operations. This measure was being taken as part of our 2009 operating plan. Accordingly, we recorded a restructuring charge of $507,000 in March 2009 related to the reduction in force for severance-related expenses from the reduction in force, all of which were paid in the second quarter of 2009. We had no restructuring charge in 2010 nor 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: March 16, 2011

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

Signature	Title	Date

/s/ MORRIS A. YOUNG	Chief Executive Officer and Director	March 16, 2011
Morris A. Young	(Principal Executive Officer)

/s/ RAYMOND A. LOW	Chief Financial Officer and Corporate Secretary	March 16, 2011
Raymond A. Low	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 16, 2011
Jesse Chen

/s/ DAVID C. CHANG	Director	March 16, 2011
David C. Chang

/s/ LEONARD LEBLANC	Director	March 16, 2011
Leonard LeBlanc

/s/ NAI-YU PAI	Director	March 16, 2011
Nai-yu Pai

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2010

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1(8)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(9)	Form of Indemnification Agreement for directors and officers.*
10.2(10)	1997 Stock Option Plan and forms of agreements thereunder.*
10.3(11)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998.
10.4(12)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.5(13)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998.
10.6(14)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003.
10.7(15)
Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.

10.8(16)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.9(17)	Employment agreement between the Company and Mr. Davis Zhang.*
10.10(18)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008.
10.11(19)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.12(20)	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc.**
10.13(21)	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc.**
10.14(22)	2007 Equity Incentive Plan (amended December 8, 2008).
10.15(23)	Forms of agreements under the 2007 Equity Incentive Plan.*
10.16(24)	Employment Letter Agreement between the Company and Mr. Raymond Low.*
10.17(25)	Employment Letter Agreement between the Company and Mr. Davis Zhang.*
10.18(26)	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym.*
10.19(27)	2010 Executive Bonus Plan.*
10.20(28)	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH.**
10.21	2011 Executive Bonus Plan*
21.1(29)	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc.
24.1	Power of Attorney (see signature page).
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.

(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.

(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.

(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(9)	Incorporated by reference to exhibit 10.1 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.

(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.

(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.

(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

(17)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.

(18)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.

(19)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8-K filed with the SEC on July 8, 2008.

(20)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(21)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(22)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.

(23)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(24)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(27)	Incorporated by reference to exhibit 10.25 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(28)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.

(29)	Incorporated by reference to exhibit 21.1 to registrant’s Registration Statement on Amendment No. 1 to Form S-3 filed with the SEC on July 28, 2006.

*	Management contract or compensatory plan.

**	Confidential treatment has been requested of the SEC for portions of the exhibit.