Form 10-Q
period 2011-03-31
AXT INC
filed 2011-05-10
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value	31,973,288

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2011	2010 (1)
Assets:
Current assets:
Cash and cash equivalents	$23,273	$23,724
Short-term investments	4,756	10,079
Accounts receivable, net of allowances of $403 and $561 as of March 31, 2011 and December 31, 2010, respectively	19,154	23,076
Inventories	39,747	35,986
Prepaid expenses and other current assets	7,009	4,090
Total current assets	93,939	96,955
Long-term investments	10,425	7,172
Property, plant and equipment, net	26,173	24,240
Other assets	11,950	11,884

Total assets	$142,487	$140,251

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,076	$7,094
Accrued liabilities	7,116	7,745
Total current liabilities	13,192	14,839
Long-term portion of royalty payments	5,063	5,500
Other long-term liabilities	102	108
Total liabilities	18,357	20,447
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2011 and December 31, 2010 (Liquidation preference of $5.6 million as of March 31, 2011 and December 31, 2010)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 31,973 and 31,877 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	190,585	190,021
Accumulated deficit	(78,269)	(82,477)
Accumulated other comprehensive income	4,720	4,652
AXT, Inc. stockholders’ equity	120,600	115,760
Noncontrolling interests	3,530	4,044
Total stockholders’ equity	124,130	119,804

Total liabilities and stockholders’ equity	$142,487	$140,251

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$24,566	$18,641
Cost of revenue	13,906	11,909
Gross profit	10,660	6,732

Operating expenses:
Selling, general and administrative	3,690	3,419
Research and development	505	451
Total operating expenses	4,195	3,870
Income from operations	6,465	2,862
Interest income, net	87	15
Other income (expense), net	(363)	79

Income before provision for income taxes	6,189	2,956
Provision for income taxes	(902)	(246)
Net income	5,287	2,710
Less: Net income attributable to noncontrolling interest	(1,079)	(130)
Net income attributable to AXT, Inc.	$4,208	$2,580

Net income attributable to AXT, Inc. per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08

Weighted average number of common shares outstanding:
Basic	31,718	30,743
Diluted	33,199	31,792

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,287	$2,710

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	815	752
Amortization of marketable securities premium	98	—
Stock-based compensation	207	114
Realized loss (gain) on sale of investments	4	(120)
Loss on disposal of property, plant and equipment	—	1
Changes in assets and liabilities:
Accounts receivable, net	3,916	196
Inventories	(3,773)	(505)
Prepaid expenses and other current assets	(2,926)	(655)
Other assets	(69)	38
Accounts payable	(1,014)	1,366
Accrued liabilities	(624)	325
Other long-term liabilities	(395)	9
Net cash provided by operating activities	1,526	4,231

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,787)	(320)
Proceeds from disposal of property, plant and equipment	—	4
Purchases of available for sale securities	(10,002)	(6,284)
Proceeds from available for sale securities	11,923	6,120
Net cash used in investing activities	(866)	(480)

Cash flows from financing activities:
Proceeds from common stock options exercised	357	132
Dividends paid by joint ventures	(1,636)	(192)
Long-term debt payments	—	(18)
Net cash used in financing activities	(1,279)	(78)
Effect of exchange rate changes on cash and cash equivalents	168	—

Net increase (decrease) in cash and cash equivalents	(451)	3,673
Cash and cash equivalents at the beginning of the period	23,724	16,934
Cash and cash equivalents at the end of the period	$23,273	$20,607

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011.

The condensed consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity and in our Condensed Consolidated Statements of Operations.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$20	$10
Selling, general and administrative	176	97
Research and development	11	7

Total stock-based compensation	207	114
Tax effect on stock-based compensation	—	—

Net effect on net income	$207	$114
Effect on net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

As of March 31, 2011, the compensation costs related to unvested stock options granted to employees under our stock option plan but not yet recognized was approximately $1.4 million, net of estimated forfeitures of $159,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2011 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock option grants made in the three months ended March 31, 2011 and 2010.

The following table summarizes the stock option transactions during the three months ended March 31, 2011 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2011	2,280	$3.10

Granted	—	—

Exercised	(100)	3.57

Canceled and expired	—	—

Balance as of March 31, 2011	2,180	$3.08	6.37	$9,348

Options vested and expected to vest as of March 31, 2011	2,097	$3.05	6.27	$9,066

Options exercisable as of March 31, 2011	1,259	$2.68	4.62	$6,077

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $7.17 on March 31, 2011, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of March 31, 2011 was 1,215,459.

The options outstanding and exercisable as of March 31, 2011 were in the following exercise price ranges:

Options Outstanding as of March 31, 2011				Options Exercisable as of March 31, 2011
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.18 - $1.33	231,174	$1.26	3.90	231,174	$1.26
$1.34 - $1.40	191,494	$1.38	2.41	191,494	$1.38
$1.59 - $1.59	421,508	$1.59	8.09	206,889	$1.59
$1.88 - $1.98	15,000	$1.93	4.09	15,000	$1.93
$2.04 - $2.04	459,900	$2.04	8.57	153,969	$2.04
$2.19 - $3.11	273,109	$2.39	1.89	273,109	$2.39
$3.14 - $5.09	84,418	$4.49	5.37	83,012	$4.48
$5.83 - $5.83	365,750	$5.83	9.34	0	$0.00
$6.31 - $12.12	127,730	$7.53	5.59	94,812	$7.62
$39.80 - $39.80	10,000	$39.80	0.14	10,000	$39.80
	2,180,083	$3.08	6.37	1,259,459	$2.68

There were 100,178 and 90,159 options exercised in the three months ended March 31, 2011 and 2010, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $637,000 and $165,000, respectively. Cash received from options exercised for the three months ended March 31, 2011 and 2010 was $357,000 and $132,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2011 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2011	218,405	$3.30
Granted	—	$—
Vested	—	$—
Non-vested as of March 31, 2011	218,405	$3.30

As of March 31, 2011, we had $556,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.05 years. During the three months ended March 31, 2011, no shares of restricted stock awards vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2011				December 31, 2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$19,777	$—	$—	$19,777	$22,736	$—	$—	$22,736
Cash equivalents:
Money market fund	3,496	—	—	3,496	988	—	—	988

Total cash equivalents	3,496	—	—	3,496	988	—	—	988

Total cash and cash equivalents	23,273	—	—	23,273	23,724	—	—	23,724

Investments:
Certificates of deposit	3,121	12	(3)	3,130	3,360	11	—	3,371
US Treasury and agency securities	3,780	—	(8)	3,772	4,903	8	(2)	4,909
Corporate bonds	8,300	8	(29)	8,279	8,961	10	—	8,971
Total investments	15,201	20	(40)	15,181	17,224	29	(2)	17,251
Total cash, cash equivalents and investments	$38,474	$20	$(40)	$38,454	$40,948	$29	$(2)	$40,975
Contractual maturities on investments:
Due within 1 year	$4,745			$4,756	$10,074			$10,079
Due after 1 through 5 years	10,456			10,425	7,150			7,172
	$15,201			$15,181	$17,224			$17,251

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three months ended March 31, 2011 and 2010, the proceeds from sales of available-for-sale securities were $11.9 million and $6.1 million, respectively and we had a gross realized loss of $4,000 and a gross realized gain of $120,000, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2011 are temporary in nature. We periodically reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$957	$(3)	$—	$—	$957	$(3)
US Treasury and agency securities	3,772	(8)	—	—	3,772	(8)
Corporate bonds	6,711	(29)	—	—	6,711	(29)
Total in loss position	$11,440	$(40)	$—	$—	$11,440	$(40)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.6 million and $4.5 million as of March 31, 2011 and December 31, 2010, respectively. We also maintain minority investments in four and three other unconsolidated privately-held companies as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, our investments in these unconsolidated privately-held companies had a carrying value of $1.2 million and $733,000, respectively, and are included in “other assets” in the condensed consolidated balance sheets.

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

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of March 31, 2011, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily including our marketable securities.

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The type of instrument valued based on quoted market prices in active markets include money market funds, which are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include investment-grade corporate bonds and US Treasury and agency securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2011 (in thousands):

	Balance as of March 31, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$3,496	$3,496	$—
Certificates of deposit	3,130	—	3,130
US Treasury and agency securities	3,772	—	3,772
Corporate bonds	8,279	—	8,279
Total	$18,677	$3,496	$15,181
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 9). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2011 and 2010.

Note 4. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2011	2010
Inventories:
Raw materials	$19,977	$16,477
Work in process	15,010	15,839
Finished goods	4,760	3,670
	$39,747	$35,986

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2011	2010

Accrued compensation and related charges	$1,244	$1,694
Current portion of royalty payments	1,375	1,622
Accrued product warranty	798	740
Accrued income taxes	846	516
Other accrued liabilities	2,853	3,173
	$7,116	$7,745

Note 6. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options. Potentially dilutive common shares are excluded in net loss periods, as their effect would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to AXT, Inc.	$4,208	$2,580
Less: Preferred stock dividends	(44)	(44)

Net income available to common stockholders	$4,164	$2,536
Denominator:
Denominator for basic net income per share - weighted average common shares	31,718	30,743
Effect of dilutive securities:
Common stock options	1,324	920
Restricted stock awards	157	129
Denominator for dilutive net income per common share	33,199	31,792
Net income attributable to AXT, Inc. per common share:
Basic	$0.13	$0.08
Diluted	$0.13	$0.08
Options excluded from diluted net income per share as the impact is anti-dilutive	65	366
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	218	171

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2011 and December 31, 2010, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 7. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2010	$3,532	$32	$190,021	$(82,477)	$4,652	$115,760	$4,044	$119,804
Common stock options exercised			357			357		357
Stock-based compensation			207			207		207
Comprehensive income (loss):
Net income				4,208		4,208	1,079	5,287
Dividend declared by joint ventures							(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities					(47)	(47)		(47)
Currency translation adjustment					115	115	43	158
Balance as of March 31, 2011	$3,532	$32	$190,585	$(78,269)	$4,720	$120,600	$3,530	$124,130

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to AXT, Inc	$4,208	$2,580
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	158	(205)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(47)	(19)
Total other comprehensive income, net of tax	111	(224)
Comprehensive income	4,319	2,356
Less: Comprehensive income attributable to the noncontrolling interest	(43)	—
Comprehensive income attributable to AXT, Inc.	$4,276	$2,356

Note 8. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Product Information

	Three Months Ended March 31,
	2011	2010
Revenue by product type:
GaAs substrates	$15,892	$13,434
InP substrates	1,332	875
Ge substrates	2,990	1,640
Raw materials and other	4,352	2,692
Total	$24,566	$18,641

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2011	2010
Net revenues:
North America*	$3,792	$4,531
Europe	5,184	3,768
Japan	3,028	2,778
Taiwan	2,864	2,582
Asia Pacific (excluding Japan and Taiwan)	9,698	4,982
Total	$24,566	$18,641

 *Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2011	2010
Long-lived assets by geographic region:
North America	$594	$543
China	25,579	23,697
	$26,173	$24,240

Significant Customers

One customer represented more than 10% of revenue at 15.9% for the three months ended March 31, 2011 while one customer represented more than 10% of revenue at 16.1% for the three months ended March 31, 2010.  Our top five customers represented 36.5% and 39.6% of revenue for the three months ended March 31, 2011 and 2010, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 10% or more of our trade accounts receivable balance as of March 31, 2011 at 27.5% and 12.0%, respectively. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2010 at 30%.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2011	2010	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
Xilingol Tongli Germanium Co. Ltd	3,492	3,437	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,073	1,055	Equity	25%

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

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate Bo Yu as we have a significant influence in management and have a majority control of the board. Our Chief Executive Officer is chairman of the BoYu board, while our president of China operations and our vice president of China administration are also members of the BoYu board.

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

During the three months ended March 31, 2011 and 2010, the three consolidated joint ventures generated $2.6 million and $500,000 of income, respectively, of which $1.1 million and $130,000, respectively was allocated to minority interests, resulting in $1.5 million and $370,000, respectively to our net income.

The investment balances for the two companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $4.6 million and $4.5 million as of March 31, 2011 and December 31, 2010, respectively. We own 25% of the ownership interests in each of these companies. These two companies are not considered variable interest entities because:

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

Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income (loss), net and totaled $73,000 and $21,000 for the three months ended March 31, 2011 and 2010, respectively. Undistributed retained earnings relating to all our investments in these companies were $17.9 million and $16.3 million as of March 31, 2011 and December 31, 2010, respectively.

Our two minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010

Net Sales	$3,304	$3,338
Gross profit	1,359	895
Operating income	363	123
Net income	292	82

We maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of March 31, 2011 and December 31, 2010, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets. We also maintain minority investments indirectly in privately-held companies through one of our consolidated joint ventures.  As of March 31, 2011 and December 31, 2010, our consolidated joint venture included the minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $785,000 and $341,000, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Beginning accrued warranty and related costs	$740	$1,082
Charged to cost of revenue	58	60
Actual warranty expenditures	—	(56)
Ending accrued warranty and related costs	$798	$1,086

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2014. The lease agreement of the facility at Fremont, California with approximately 27,760 square feet commenced December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of March 31, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,540	$339	$689	$512	$—
Royalty agreement	6,438	1,375	1,938	1,544	1,581
Total	$7,978	$1,714	$2,627	$2,056	$1,581

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of March 31, 2011, we do not have any outstanding material purchase obligations.

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

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $196,000 and $68,000 for the three months ended March 31, 2011, and 2010, respectively. These amounts are included in “Other income (expense), net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008. There was no Federal U.S. tax expense during three months ended March 31, 2011 due to the valuation allowance being utilized.

Note 13. Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or potential significance, to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to expand our markets and increase sales, industry trends, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, and our belief that we have adequate cash and investments to meet our needs over the next 12 months. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading developer and producer of high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Product
Substrates	Diameter	Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	● Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
● Direct broadcast television
● High-performance transistors
● Satellite communications

GaAs (semi-conducting)	2”, 3”, 4”	● High brightness light emitting diodes
● Lasers
● Optical couplers

InP	2”, 3”, 4”	● Broadband and fiber optic communications

Ge	2”, 4”, 6”	● Satellite and terrestrial solar cells
● Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have five joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, three of these joint ventures in which we own a majority or controlling financial interest and employ equity accounting for the two joint ventures in which we have a 25% interest in each. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

We believe positive industry trends in the wireless device, LED and solar cell markets, as well as increased demand worldwide in 2010, and continued advantages in our manufacturing and cost structure will allow us to continue to drive positive results in our business in 2011. Our qualification efforts to qualify as an approved supplier for our customers in both gallium arsenide and germanium substrates have been successful and we are pleased with our increasing diversification in these areas. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business.

Critical Accounting Policies and Estimates

We prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we make estimates, assumptions and judgments that affect the amounts reported on our financial statements. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our results of operations and financial condition are based upon these condensed consolidated financial statements.

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

As of March 31, 2011 and December 31, 2010, our accounts receivable, net, balance was $19.2 million and $23.1 million, respectively, which was net of an allowance for doubtful accounts of $55,000 and $99,000, respectively. During three months ended March 31, 2011, we decreased this allowance for doubtful accounts by $44,000 primarily for improved collections worldwide. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2011 and December 31, 2010, our allowance for sales returns was $348,000 and $462,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2011 and December 31, 2010, accrued product warranties totaled $798,000 and $740,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2011 and December 31, 2010, we had an inventory reserve of $11.8 million and $11.5 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify our investments in debt and equity securities as available-for-sale securities in accordance with ASC topic 320, Investments - Debt and Equity Securities (“ASC 320”). All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

Fair Value of Investments

In the current market environment, the assessment of the fair value of debt instruments can be difficult and subjective. Although volume of trading activity of certain debt instruments has increased since 2010, and the rapid changes occurring in today’s financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

  Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Impairment of Disposal of Long-Lived Assets (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.

Stock-based Compensation

We grant options to substantially all management employees and believe that this program helps us to attract, motivate and retain high quality employees, to the ultimate benefit of our stockholders. We account for stock-based compensation in accordance with ASC topic 718, Stock-based Compensation (“ASC 718”), using the modified prospective method. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of employee stock compensation awards, which requires the input of highly subjective assumptions, including expected volatility and expected term. Historical volatility was used in estimating the fair value of our stock options awards, while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options by our employees. Further, we estimate forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation.

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

See Note 12—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
		($ in thousands)
GaAs	$15,892	$13,434	$2,458	18.3%
InP	1,332	875	457	52.2%
Ge	2,990	1,640	1,350	82.3%
Raw materials	4,352	2,692	1,660	61.6%
Total revenue	$24,566	$18,641	$5,925	31.8%

Revenue increased $5.9 million, or 31.8%, to $24.6 million for the three months ended March 31, 2011 from $18.6 million for the three months ended March 31, 2010. Total GaAs substrate revenue increased $2.5 million, or 18.3%, to $15.9 million for the three months ended March 31, 2011 from $13.4 million for the three months ended March 31, 2010. The increase in revenue was primarily due to the stronger demand environment worldwide compared to the prior year, particularly in the LED market from Asia and Europe.

Sales of 5 inch and 6 inch diameter GaAs substrates decreased $731,000 to $4.6 million for the three months ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010 primarily due to less than expected orders from a few customers who postponed orders while utilizing excessive inventory in the wireless devices market compared to the same period prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates increased $3.2 million to $11.3 million for the three months ended March 31, 2011 from $8.1 million for the three months ended March 31, 2010. The increase in revenue from smaller diameter substrates was primarily due to the increasing adoption and investment in LED technology in many applications, particularly in Asia and Europe.

InP substrate revenue increased $457,000, or 52.2%, to $1.3 million for the three months ended March 31, 2011 from $875,000 for the three months ended March 31, 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $1.4 million, or 82.3%, to $3.0 million for the three months ended March 31, 2011 from $1.6 million for the three months ended March 31, 2010 due to increased demand for concentrated photovoltaic solar applications from our German and Chinese customers.

Raw materials revenue increased $1.7 million, or 61.6%, to $4.4 million for the three months ended March 31, 2011 from $2.7 million for the three months ended March 31, 2010 primarily due to demand from newly added customers for 4N raw gallium.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
North America *	$3,792	$4,531	$(739)	(16.3)%
% of total revenue	15%	24%
Europe	5,184	3,768	1,416	37.6%
% of total revenue	21%	20%
Japan	3,028	2,778	250	9.0%
% of total revenue	12%	15%
Taiwan	2,864	2,582	282	10.9%
% of total revenue	12%	14%
Asia Pacific (excluding Japan and Taiwan)	9,698	4,982	4,716	94.7%
% of total revenue	40%	27%
Total revenue	$24,566	$18,641	$5,925	31.8%

 *Primarily the United States

Revenue from customers in North America decreased by $739,000, or 16.3%, to $3.8 million for the three months ended March 31, 2011 from $4.5 million for the three months ended March 31, 2010 primarily due to less than expected orders from a few customers who postponed orders while utilizing excessive inventory in the wireless devices market compared to the same period prior year.

Revenue from customers in Europe increased by $1.4 million, or 37.6%, to $5.2 million for the three months ended March 31, 2011 from $3.8 million for the three months ended March 31, 2010 primarily due to increased substrate sales to customers in Germany, United Kingdom and Italy. The demand for germanium substrates increased particularly due to increased demand from customers in Germany.

Revenue from customers in Japan increased by $250,000 or 9.0%, to $3.0 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. The increase came primarily from increased substrate sales to new and existing customers in small diameter wafers, offset by decreased sales in large diameter wafers and raw material sales of 4N gallium to existing customers.

Revenue from customers in Taiwan increased by $282,000, or 10.9%, to $2.9 million for the three months ended March 31, 2011 from $2.6 million for the three months ended March 31, 2010. The increase came mainly from increased sales in 3” diameter wafers and in InP substrates sales to existing customers.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $4.7 million, or 94.7%, to $9.7 million for the three months ended March 31, 2011 from $5.0 million for the three months ended March 31, 2010. The increase came from several new and existing customers in China for both raw materials and substrates, and from increased demand for large diameter wafer from one major customer in Singapore.

Gross Margin
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Gross profit (loss)	$10,660	$6,732	$3,928	58.3%
Gross Margin %	43.4%	36.1%

Gross margin increased to 43.4% of total revenue for the three months ended March 31, 2011 from 36.1% of total revenue for the three months ended March 31, 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots continued to contribute a higher gross profit for the three months ended March 31, 2011. During the three months ended March 31, 2011, raw material sales increased compared to the same quarter last year and at higher gross margins due to higher selling prices of gallium.

Selling, General and Administrative Expenses
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,690	$3,419	$271	7.9%
% of total revenue	15.0%	18.3%

Selling, general and administrative expenses increased $271,000, or 7.9% to $3.7 million for the three months ended March 31, 2011 from $3.4 million for the three months ended March 31, 2010. The increase was primarily due to higher legal fees associated with a royalty renegotiation and higher labor and related costs from annual increases including stock-based compensation expenses.

Research and Development
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Research and development	$505	$451	$54	12.0%
% of total revenue	2.1%	2.4%

Research and development expenses increased $54,000, or 12.0% to $505,000 for the three months ended March 31, 2011 from $451,000 for the three months ended March 31, 2010. The increase was primarily due to higher labor and relating costs from annual increases.

Interest Income, net
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Interest income, net	$87	$15	$72	480.0%
% of total revenue	0.4%	0.1%

Interest income, net increased $72,000 to $87,000 for the three months ended March 31, 2011 from $15,000 for the three months ended March 31, 2010. Interest income, net for the three months ended March 31, 2011 was higher as a result of interest earned on the different timing of notes maturing.

Other Income (Expense), net
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(363)	$79	$(442)	NM
% of total revenue	(1.5%)	0.4%
NM = % not meaningful

Other income (expense), net was $(363,000) for the three months ended March 31, 2011 primarily due to withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable. Other income, net was $79,000 for the three months ended March 31, 2010 primarily due to a realized gain on the sale of short-term investments held by us partially offset by unrealized foreign exchange losses of $80,000 on our Yen denominated accounts receivable.

Provision for Income Taxes
	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$902	$246	$656	266.7%
% of total revenue	3.7%	1.3%

Provision for income taxes for three months ended March 31, 2011 and 2010 was mostly related to our foreign subsidiaries.  The increase in tax provision was primarily due to increased sales and increased net income for our foreign subsidiaries in the first quarter of 2011 compared to the same period last year.

Noncontrolling interest

	Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$1,079	$130	$949	730.0%
% of total revenue	4.4%	0.7%

Net income attributable to noncontrolling interest increased $949,000 or 730.0% to $1.1 million for the three months ended March 31, 2011 from $130,000 for the three months ended March 31, 2010 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity were $38.5 million, consisting of cash and cash equivalents of $23.3 million, short-term investments of $4.8 million and long-term investments of $10.4 million. We consider cash and cash equivalents and short and long-term investments as liquid and available for use within two years in our current operations. Short and long-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents of $23.3 million decreased by $451,000 in the first quarter of 2011 compared to the fourth quarter of 2010.

Net cash provided by operating activities of $1.5 million for the three months ended March 31, 2011 was primarily comprised of our net income of $5.3 million, adjusted for non-cash items of depreciation of $815,000, stock-based compensation of $207,000, amortization of marketable securities premium of $98,000, realized loss on sale of investments of $4,000 and a net increase of $4.5 million in assets and liabilities. The $4.5 million net increase in assets and liabilities primarily resulted from a $3.8 million increase in inventories, a $2.9 million increase in prepaid expenses and other current assets, a $69,000 increase in other assets, a $1.0 decrease in accounts payable, a $624,000 decrease in accrued liabilities, and a $395,000 decrease in other long-term liabilities, partially offset by a $3.9 million decrease in accounts receivable.

Net cash provided by operating activities of $4.2 million for the three months ended March 31, 2010 was primarily comprised of our net income of $2.7 million, adjusted for non-cash items of depreciation of $752,000, stock-based compensation of $114,000, a net decrease of $774,000 in assets and liabilities partially offset by a gain on sale of investments of $120,000. The $774,000 net decrease in assets and liabilities primarily resulted from a $1.4 million increase in accounts payable, a $325,000 increase in accrued liabilities, and a $196,000 decrease in accounts receivable, partially offset by a $655,000 increase in prepaid expenses, and a $505,000 increase in inventories.

Net cash used in investing activities of $866,000 for the three months ended March 31, 2011 was primarily from the purchase of property, plant and equipment of $2.8 million partially offset by the net proceeds of marketable securities of $1.9 million.

Net cash used in investing activities of $480,000 for the three months ended March 31, 2010 was primarily from the purchase of property, plant and equipment of $320,000 and partially offset by the net purchases of marketable securities of $164,000.

In 2011, we expect to invest up to approximately $11.0 million in capital projects at our China facilities to expand the manufacturing capabilities to optimize the utilization of our resources.

Net cash used in financing activities of $1.3 million for the three months ended March 31, 2011 consisted of $1.6 million dividends paid by joint ventures partially offset by net proceeds of $357,000 on the issuance of common stock.

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

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2014. The lease agreement of the facility at Fremont, California with approximately 27,760 square feet commenced December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $81,000 and $77,000 for the three months ended March 31, 2011 and 2010, respectively.

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of March 31, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,540	$339	$689	$512	$—
Royalty agreement	6,438	1,375	1,938	1,544	1,581
Total	$7,978	$1,714	$2,627	$2,056	$1,581

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or potential significance, to us.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of March 31, 2011 and December 31, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the three months ended March 31, 2011, we recorded a net realized foreign exchange loss of $51,000, included as part of other income in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the first quarter of 2011, we recorded an unrealized foreign currency loss of $145,000, included in the balance of accumulated other comprehensive income on our condensed consolidated balance sheet.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2011	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$19,777	0.20%	$40	$36	$44
Cash equivalents	3,496	0.20	7	6	8
Investment in debt and equity instruments	15,181	3.03	460	414	506
			$507	$456	$558

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, commercial paper instruments, and investment grade securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of March 31, 2011 at 27.5%, and 12.0%, respectively. One customer accounted for 10% or more of our trade accounts receivable balance at 30% as of December 31, 2010.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are either accounted for under the cost method or consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2011 and December 31, 2010, the direct minority investments totaled $392,000, and the indirect minority investments totaled $785,000 and $341,000, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

AXT, INC.

Dated: May 10, 2011	By:	/s/ MORRIS S. YOUNG
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