Form 10-Q
period 2011-06-30
AXT INC
filed 2011-08-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.001 par value	32,088,670

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	December 31,
	2011	2010 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$21,078	$23,724
Short-term investments	3,476	10,079
Accounts receivable, net of allowances of $332 and $561 as of June 30, 2011 and December 31, 2010, respectively	22,958	23,076
Inventories	39,653	35,986
Prepaid expenses and other current assets	8,699	4,090
Total current assets	95,864	96,955
Long-term investments	11,721	7,172
Property, plant and equipment, net	28,814	24,240
Other assets	14,263	11,884
Total assets	$150,662	$140,251

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,745	$7,094
Accrued liabilities	7,681	7,745
Total current liabilities	11,426	14,839
Long-term portion of royalty payments	4,750	5,500
Other long-term liabilities	118	108
Total liabilities	16,294	20,447
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (Liquidation preference of $5.7 million and $5.6 million as of June 30, 2011 and December 31, 2010, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,088 and 31,877 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	190,976	190,021
Accumulated deficit	(71,207)	(82,477)
Accumulated other comprehensive income	5,366	4,652
Total AXT, Inc. stockholders’ equity	128,699	115,760

Noncontrolling interests	5,669	4,044
Total stockholders’ equity	134,368	119,804

Total liabilities and stockholders’ equity	$150,662	$140,251

See accompanying notes to condensed consolidated financial statements.
_________________________

(1)	The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$30,031	$23,177	$54,597	$41,818
Cost of revenue	16,005	14,642	29,911	26,551
Gross profit	14,026	8,535	24,686	15,267

Operating expenses:
Selling, general and administrative	3,714	3,039	7,404	6,458
Research and development	699	515	1,204	966
Total operating expenses	4,413	3,554	8,608	7,424
Income from operations	9,613	4,981	16,078	7,843
Interest income (expense), net	69	(25)	156	(10)
Other income, net	450	1,556	87	1,635

Income before provision for income taxes	10,132	6,512	16,321	9,468
Provision for income taxes	(1,064)	(560)	(1,966)	(806)
Net income	9,068	5,952	14,355	8,662

Less: Net income attributable to noncontrolling interest	(2,006)	(417)	(3,085)	(547)
Net income attributable to AXT, Inc.	$7,062	$5,535	$11,270	$8,115

Net income attributable to AXT, Inc. per common share:
Basic	$0.22	$0.18	$0.35	$0.26
Diluted	$0.21	$0.17	$0.34	$0.25

Weighted average number of common shares outstanding:
Basic	31,831	30,834	31,775	30,789
Diluted	33,093	32,172	33,146	31,982

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,355	$8,662

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,663	1,411
Amortization of marketable securities premium	187	47
Loss on disposal of property, plant and equipment	5	1
Stock-based compensation	422	233
Realized loss (gain) on sale of investments	8	(196)
Changes in assets and liabilities:
Accounts receivable, net	156	(3,306)
Inventories	(3,567)	350
Prepaid expenses and other current assets	(4,547)	(1,657)
Other assets	309	(22)
Accounts payable	(3,369)	(1,523)
Accrued liabilities	(99)	869
Other long-term liabilities	(613)	(12)
Net cash provided by operating activities	4,910	4,857

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,977)	(1,187)
Proceeds from disposal of property, plant and equipment	—	4
Purchases of available for sale securities	(11,831)	(11,202)
Proceeds from available for sale securities	13,663	10,996
Investments in joint ventures	(2,649)	—
Net cash used in investing activities	(6,794)	(1,389)

Cash flows from financing activities:
Proceeds from common stock options exercised	533	166
Dividends paid by joint ventures	(1,636)	(192)
Long-term debt payments	—	(38)
Net cash used in financing activities	(1,103)	(64)
Effect of exchange rate changes on cash and cash equivalents	341	52
Net increase (decrease) in cash and cash equivalents	(2,646)	3,460
Cash and cash equivalents at the beginning of the period	23,724	16,934
Cash and cash equivalents at the end of the period	$21,078	$20,394

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed with the SEC on May 10, 2011.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$20	$5	$40	$15
Selling, general and administrative	183	103	359	200
Research and development	12	11	23	18

Total stock-based compensation	215	119	422	233
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$215	$119	$422	$233

Effect on net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.00	$0.01	$0.01
Diluted	$0.01	$0.00	$0.01	$0.01

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

As of June 30, 2011, the compensation costs related to unvested stock options granted to employees under our stock option plan but not yet recognized was approximately $1.3 million, net of estimated forfeitures of $133,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2011 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock option grants made in the three and six months ended June 30, 2011 and 2010.

The following table summarizes the stock option transactions during the six months ended June 30, 2011 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2011	2,280	$3.10

Granted	—	—

Exercised	(199)	2.68

Canceled and expired	(10)	39.80

Options outstanding as of June 30, 2011	2,071	$2.97	6.08	$11,471

Options vested and expected to vest as of June 30, 2011	2,004	$2.94	6.00	$11,155

Options exercisable as of June 30, 2011	1,213	$2.43	4.34	$7,397

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $8.48 on June 30, 2011, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of June 30, 2011 was 1,179,362.

The options outstanding and exercisable as of June 30, 2011 were in the following exercise price ranges:

Options Outstanding as of June 30, 2011				Options Exercisable as of June 30, 2011
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.18 - $1.33	231,174	$1.26	3.66	231,174	$1.26
$1.34 - $1.40	191,494	$1.38	2.16	191,494	$1.38
$1.59 - $1.59	334,404	$1.59	7.79	146,472	$1.59
$1.88 - $1.98	15,000	$1.93	3.85	15,000	$1.93
$2.04 - $2.04	459,900	$2.04	8.32	183,574	$2.04
$2.19 - $2.19	212,500	$2.19	1.40	212,500	$2.19
$3.11 - $5.09	133,428	$3.98	4.15	133,147	$3.98
$5.83 - $5.83	365,750	$5.83	9.09	0	$0.00
$6.31 - $9.69	123,599	$7.38	5.50	96,001	$7.37
$12.12 - $12.12	4,000	$12.12	0.36	4,000	$12.12
	2,071,249	$2.97	6.08	1,213,362	$2.43

There were 99,000 and 199,000 options exercised in the three months and six months ended June 30, 2011, respectively. The total intrinsic value of options exercised for the three and six months ended June 30, 2011 was $612,000 and $1.2 million, respectively. Cash received from options exercised for the three and six months ended June 30, 2011 was $176,000 and $533,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2011 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2011	218,405	$3.30
Granted	16,548	$7.25
Vested	(49,313)	$1.33
Non-vested as of June 30, 2011	185,640	$4.17

As of June 30, 2011, we had $613,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.1 years. During both the three and six months ended June 30, 2011, 49,313 shares of restricted stock were vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$19,494	$—	$—	$19,494	$22,736	$—	$—	$22,736
Cash equivalents:
Money market fund	1,584	—	—	1,584	988	—	—	988

Total cash and cash equivalents	21,078	—	—	21,078	23,724	—	—	23, 724

Investments:
Certificates of Deposit	2,880	10	(1)	2,889	3,360	11	—	3,371
US Treasury and agency securities	2,275	—	—	2,275	4,903	8	(2)	4,909
Corporate bonds	10,042	16	(25)	10,033	8,961	10	—	8,971
Total investments	15,197	26	(26)	15,197	17,224	29	(2)	17,251
Total cash, cash equivalents and investments	$36,275	$26	$(26)	$36,275	$40,948	$29	$(2)	$40,975
Contractual maturities on investments:
Due within 1 year	$3,459			$3,476	$10,074			$10,079
Due after 1 through 5 years	11,738			11,721	7,150			7,172
	$15,197			$15,197	$17,224			$17,251

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and six months ended June 30, 2011, we had $3,000 and $8,000 gross realized losses on sales of our available-for-sale securities, respectively. For the three and six months ended June 30, 2010, we had $76,000 and $196,000 gross realized gains on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2011 are temporary in nature. We periodically reviewed our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, the financial condition and near-term prospects of the issuer and, our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of Deposit	$959	$(1)	$—	$—	$959	$(1)
Corporate bonds	7,104	(25)	—	—	7,104	(25)
Total in loss position	$8,063	$(26)	$—	$—	$8,063	$(26)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 9). The investment balances for the companies accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $8.0 million and $4.8 million as of June 30, 2011 and December 31, 2010, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method as of June 30, 2011 and December 31, 2010. As of both June 30, 2011 and December 31, 2010, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the condensed consolidated balance sheets.

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

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of June 30, 2011, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2011 (in thousands):

	Balance as of June 30, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$1,584	$1,584	$—
Certificates of deposit	2,889	—	2,889
US Treasury and agency securities	2,275	—	2,275
Corporate bonds	10,033	—	10,033
Total	$16,781	$1,584	$15,197
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 9). We did not record other-than-temporary impairment charges for either of these investments during the six months ended June 30, 2011 and 2010.

Note 4. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2011	2010
Inventories, net:
Raw materials	$20,253	$16,477
Work in process	14,336	15,839
Finished goods	5,064	3,670
	$39,653	$35,986

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2011	2010

Accrued compensation and related charges	$1,238	$1,694
Current portion of royalty payments	1,375	1,622
Accrued product warranty	876	740
Accrued income taxes	1,032	516
Other accrued liabilities	3,160	3,173
	$7,681	$7,745

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to AXT, Inc.	$7,062	$5,535	$11,270	$8,115
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income available to common stockholders	$7,018	$5,491	$11,182	$8,027
Denominator:
Denominator for basic net income per share - weighted average common shares	31,831	30,834	31,775	30,789
Effect of dilutive securities:
Common stock options	1,159	1,338	1,241	1,193
Restricted stock awards	103	—	130	—
Denominator for dilutive net income per common share	33,093	32,172	33,146	31,982
Net income attributable to AXT, Inc. per common share:
Basic	$0.22	$0.18	$0.35	$0.26
Diluted	$0.21	$0.17	$0.34	$0.25
Options excluded from diluted net income per share as the impact is anti-dilutive	418	351	406	355
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	186	154	186	154

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both June 30, 2011 and December 31, 2010, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 7. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2010	$3,532	$32	$190,021	$(82,477)	$4,652	$115,760	$4,044	$119,804
Common stock options exercised			533			533		533
Stock-based compensation			422			422		422
Comprehensive income:
Net income				11,270		11,270	3,085	14,355
Dividend paid							(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities					(27)	(27)		(27)
Currency translation adjustment					741	741	176	917
Balance as of June 30, 2011	$3,532	$32	$190,976	$(71,207)	$5,366	$128,699	$5,669	$134,368

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to AXT, Inc.	$7,062	$5,535	$11,270	$8,115
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	759	(158)	917	(363)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	20	(274)	(27)	(293)
Total other comprehensive income (loss), net of tax	779	(432)	890	(656)
Comprehensive income	7,841	5,103	12,160	7,459
Less: Comprehensive income attributable to the noncontrolling interest	(133)	—	(176)	—
Comprehensive income attributable to AXT, Inc.	$7,708	$5,103	$11,984	$7,459

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

Product Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue by product type:
GaAs substrates	$17,966	$16,235	$33,858	$29,669
InP substrates	1,604	1,077	2,936	1,952
Ge substrates	2,701	1,602	5,691	3,242
Raw materials and other	7,760	4,263	12,112	6,955
Total	$30,031	$23,177	$54,597	$41,818

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010
Revenue by geographic region:
North America*	$6,412	$4,717	$10,204	$9,248
Europe	6,048	4,201	11,232	7,969
Japan	4,379	3,504	7,407	6,282
Taiwan	2,745	4,019	5,609	6,601
Asia Pacific	10,447	6,736	20,145	11,718
Total	$30,031	$23,177	$54,597	$41,818
_______________
*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2011	2010
Long-lived assets by geographic region:
North America	$504	$543
China	28,310	23,697
	$28,814	$24,240

Significant Customers

One customer represented more than 10% of revenue at 19.0% for the three months ended June 30, 2011 while one customer represented more than 10% of revenue at 18.7% for the three months ended June 30, 2010. One customer represented more than 10% of revenue at 17.6% for the six months ended June 30, 2011 and 2010. Our top five customers represented 36.9% and 42.5% of revenue for the three months ended June 30, 2011 and 2010, respectively. Our top five customers represented 36.5% and 40.5% of revenue for the six months ended June 30, 2011 and 2010, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of June 30, 2011 at 39.5%. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2010 at 30.4%.

Note 9. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2011	2010	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$1,998	$1,998

Jiangsu Dongfang Electric, Inc.	$2,200	$—	Equity	46%
Xilingol Tongli Germanium Co. Ltd	3,765	3,437	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,112	1,055	Equity	25%
	$7,077	$4,492

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our chief executive officer is chairman of the JiYa board, while our president of China operations and our vice president of China administration and our vice president of wafer production are also members of the JiYa board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our chief executive officer is chairman of the Jin Mei board, while our president of China operations and our vice president of China administration are also members of the Jin Mei board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu), is 70%. We continue to consolidate BoYu as we have a significant influence over management and have a majority control of the board. Our chief executive officer is chairman of the BoYu board and our president of China operations and our vice president of China administration are members of the BoYu board.

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

We have added a new joint venture accounted for under the equity method during the three months ended June 30, 2011. The investment balances for the joint ventures accounted for under the equity method are included in other assets in our consolidated balance sheets and totaled $7.1 million and $4.5 million as of June 30, 2011 and December 31, 2010, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

●	these companies have sustainable businesses of their own;

●	our voting power is proportionate to our ownership interests;

●	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

●
we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to any of these companies.

During the three and six months ended June 30, 2011, the three consolidated joint ventures had income of $4.5 million and $7.1 million, respectively, of which $2.0 million and $3.1 million, respectively, was allocated to minority interests, resulting in income of $2.5 million and $4.0  million, respectively, included in our net income. During the three and six months ended June 30, 2010, the three consolidated joint ventures had income of $1.3 million and $1.8 million, respectively, of which $417,000 and $547,000, respectively, was allocated to minority interests, resulting in income of $930,000 and $1.3 million, respectively, included in our net income.

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2011 and December 31, 2010, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $892,000 and $341,000, respectively.

Our equity earnings from the three minority-owned joint ventures that are not consolidated are recorded as other income, net and totaled $309,000 and $382,000 for the three and six months ended June 30, 2011, respectively. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income, net and totaled $61,000 and $82,000 for the three and six months ended June 30 2010, respectively.

Undistributed retained earnings relating to all our investments in these companies were $20.7 million and $16.3 million as of June 30, 2011 and December 31, 2010, respectively.

Our three minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$4,519	$3,504	$7,823	$6,842
Gross profit	2,294	895	3,653	1,790
Operating income	1,587	277	1,950	400
Net income	1,242	244	1,534	326

We also maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of June 30, 2011 and December 31, 2010, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Beginning accrued warranty and related costs	$798	$1,086	$740	$1,082
Charges/(benefit) to cost of revenue	79	(206)	137	(146)
Actual warranty expenditures	—	—	—	(56)
Ending accrued warranty and related costs	$877	$880	$877	$880

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2014. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of June 30, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,529	$379	$713	$437	$—
Royalty agreement	6,125	1,375	1,825	1,487	1,438
Total	$7,654	$1,754	$2,538	$1,924	$1,438

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of June 30, 2011, we did not have any outstanding material purchase obligations.

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

Note 11. Foreign Exchange Transaction Gains/Losses

We incurred foreign exchange transaction exchange gains of $65,000 and $230,000 for the three months ended June 30, 2011 and 2010, respectively. We incurred foreign currency transaction exchange losses of $131,000 and foreign exchange gains of $162,000 for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in “Other income, net” on the condensed consolidated statements of operations.

Note 12. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2009. There was no Federal U.S. tax expense during three and six months ended June 30, 2011 due to the valuation allowance being utilized.

Note 13. Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The company will have option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

Note 14. Subsequent Event

In July 2011, we filed a Form S-3 shelf registration statement with the Securities and Exchange Commission.  If it is declared effective by the SEC, we may offer up to $60.0 million of common stock, preferred stock depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding our positioning with respect to our leverage of our PRC-based manufacturing capabilities and access to favorably priced raw materials, industry trends, results of operations, customer demand, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our belief that our stock option program helps us attract, motivate and retain high quality employees, and our belief that we have adequate cash and investments to meet our needs over the next 12 months. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates comprising gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Product
Substrates	Diameter	Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	• Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
• Direct broadcast television
• High-performance transistors
• Satellite communications

GaAs (semi-conducting)	2”, 3”, 4”	• High brightness light emitting diodes
• Lasers
• Optical couplers

InP	2”, 3”, 4”	• Broadband and fiber optic communications

Ge	2”, 4”, 6”	• Satellite and terrestrial solar cells
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. Our ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, the joint ventures in which we own a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a 25% to 46% interest in each. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates is expected to increase, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

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

Accounts Receivable and Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers in excess of 90 days and for receivables from customers located outside the U.S. in excess of 120 days and reserve allowance on the receivable balances if needed. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of June 30, 2011 and December 31, 2010, our accounts receivable, net, balance was $23.0 million and $23.1 million, respectively, which was net of an allowance for doubtful accounts of $1,000 and $99,000, respectively. During three and six months ended June 30, 2011, we decreased this allowance for doubtful accounts by $54,000 and $98,000, respectively, primarily due to receipt of some long past due accounts. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2011 and December 31, 2010, our allowance for sales returns was $331,000 and $462,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2011 and December 31, 2010, accrued product warranties totaled $877,000 and $740,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2011 and December 31, 2010, we had an inventory reserve of $10.6 million and $11.5 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

See Note 12—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
		($ in thousands)
GaAs	$17,966	$16,235	$1,731	10.7%
InP	1,604	1,077	527	48.9%
Ge	2,701	1,602	1,099	68.6%
Raw materials and other	7,760	4,263	3,497	82.0%
Total revenue	$30,031	$23,177	$6,854	29.6%

Revenue increased $6.9 million, or 29.6%, to $30.0 million for the three months ended June 30, 2011 from $23.2 million for the three months ended June 30, 2010. Total GaAs substrate revenue increased $1.7 million, or 10.7%, to $18.0 million for the three months ended June 30, 2011 from $16.2 million for the three months ended June 30, 2010. The increase in revenue was primarily due to the growing demand in the light emitting diode (LED) market that uses semi-conducting (SC) substrates, partially offset by reduced orders from some semi-insulating (SI) customers in the wireless devices market who reduced orders while utilizing excess inventory.

Sales of 5 inch and 6 inch diameter GaAs substrates were $6.3 million for the three months ended June 30, 2011 compared to $6.8 million for the three months ended June 30, 2010. The decrease in revenue from larger diameter substrates was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory compared to the same period in the prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $11.7 million for the three months ended June 30, 2011 compared with $9.4 million for the three months ended June 30, 2010. The increase in revenue from smaller diameter substrates was due to increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $527,000, or 48.9%, to $1.6 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $1.1 million, or 68.6%, to $2.7 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. Our Ge substrate revenue increased as demand from our customers increases for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $3.5 million, or 82.0%, to $7.8 million for the three months ended June 30, 2011 from $4.3 million for the three months ended June 30, 2010. The increase in raw materials revenue was primarily due to an increase in demand from new customers and from existing customers for 4N raw gallium, as well as from increased selling prices based on the prevailing market demand.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
		($ in thousands)
GaAs	$33,858	$29,669	$4,189	14.1%
InP	2,936	1,952	984	50.4%
Ge	5,691	3,242	2,449	75.5%
Raw materials and other	12,112	6,955	5,157	74.1%
Total revenue	$54,597	$41,818	$12,779	30.6%

Revenue increased $12.8 million, or 30.6%, to $54.6 million for the six months ended June 30, 2011 from $41.8 million for the six months ended June 30, 2010. Total GaAs substrate revenue increased $4.2 million, or 14.1%, to $33.9 million for the six months ended June 30, 2011 from $29.7 million for the six months ended June 30, 2010. The increase in revenue was primarily due to the growing demand in the light emitting diode (LED) market that uses semi-conducting (SC) substrates, partially offset by reduced orders from some semi-insulating (SI) customers in the wireless devices market who reduced orders while utilizing excess inventory.

Sales of 5 inch and 6 inch diameter GaAs substrates were $10.9 million for the six months ended June 30, 2011 compared to $12.3 million for the six months ended June 30, 2010. The decrease in revenue from larger diameter substrates was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory compared to the same period in the prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $23.0 million for the six months ended June 30, 2011 compared with $17.4 million for the six months ended June 30, 2010. The increase in revenue from smaller diameter substrates was due to increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $984,000, or 50.4%, to $2.9 million for the six months ended June 30, 2011 from $2.0 million for the six months ended June 30, 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $2.5 million, or 75.5%, to $5.7 million for the six months ended June 30, 2011 from $3.2 million for the six months ended June 30, 2010. Our Ge substrate revenue increased as demand from our customers increase for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $5.2 million, or 74.1%, to $12.1 million for the six months ended June 30, 2011 from $7.0 million for the six months ended June 30, 2010. The increase in raw materials revenue was primarily due to an increase in demand from new customers and from existing customers for 4N raw gallium, as well as from increased selling prices based on the prevailing market demand.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
North America *	$6,412	$4,717	$1,695	35.9%
% of total revenue	21.4%	20.4%
Europe	6,048	4,201	1,847	44.0%
% of total revenue	20.1%	18.1%
Japan	4,379	3,504	875	25.0%
% of total revenue	14.6%	15.1%
Taiwan	2,745	4,019	(1,274)	(31.7	) %
% of total revenue	9.1%	17.3%
Asia Pacific (excluding Japan and Taiwan)	10,447	6,736	3,711	55.1%
% of total revenue	34.8%	29.1%
Total revenue	$30,031	$23,177	$6,854	29.6%
________________
*Primarily the United States

Revenue from customers in North America increased by $1.7 million, or 35.9%, to $6.4 million for the three months ended June 30, 2011 from $4.7 million for the three months ended June 30, 2010 primarily due to increased demand for both semi-insulating substrates and InP substrates.

Revenue from customers in Europe increased by $1.8 million, or 44.0%, to $6.0 million for the three months ended June 30, 2011 from $4.2 million for the three months ended June 30, 2010. This increase was primarily due to increased semi-conducting substrate sales and germanium substrates sales to customers in Germany.

Revenue from customers in Japan increased by $875,000, or 25.0%, to $4.4 million for the three months ended June 30, 2011 from $3.5 million for the three months ended June 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and semi-conducting substrate sales.

Revenue from customers in Taiwan decreased by $1.3 million, or 31.7%, to $2.7 million for the three months ended June 30, 2011 from $4.0 million for the three months ended June 30, 2010. The decrease in revenue was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $3.7 million, or 55.1%, to $10.4 million for the three months ended June 30, 2011 from $6.7 million for the three months ended June 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and increased sales of semi-conducting substrate used in the LED market in China.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
North America *	$10,204	$9,248	$956	10.3%
% of total revenue	18.7%	22.1%
Europe	11,232	7,969	3,263	40.9%
% of total revenue	20.6%	19.1%
Japan	7,407	6,282	1,125	17.9%
% of total revenue	13.6%	15.0%
Taiwan	5,609	6,601	(992)	(15.0	) %
% of total revenue	10.3%	15.8%
Asia Pacific (excluding Japan and Taiwan)	20,145	11,718	8,427	72.0%
% of total revenue	36.9%	28.0%
Total revenue	$54,597	$41,818	$12,779	30.6%
__________________
*Primarily the United States

Revenue from customers in North America increased by $956,000, or 10.3%, to $10.2 million for the six months ended June 30, 2011 from $9.2 million for the six months ended June 30, 2010 primarily due to increased demand for InP substrate.

Revenue from customers in Europe increased by $3.3 million, or 40.9%, to $11.2 million for the six months ended June 30, 2011 from $8.0 million for the six months ended June 30, 2010. This increase was primarily due to increased semi-conducting substrate sales and germanium substrates sales to customers in Germany and United Kingdom.

Revenue from customers in Japan increased by $1.1 million, or 17.9%, to $7.4 million for the six months ended June 30, 2011 from $6.3 million for the six months ended June 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and semi-conducting substrate sales.

Revenue from customers in Taiwan decreased by $992,000, or 15.0%, to $5.6 million for the three months ended June 30, 2011 from $6.6 million for the six months ended June 30, 2010. The decrease in revenue was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $8.4 million, or 72.0%, to $20.1 million for the six months ended June 30, 2011 from $11.7 million for the six months ended June 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and increased semi-conducting substrates used in the LED market in China, and GaAs substrate sales in Singapore and Korea.

Gross Margin

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Gross profit	$14,026	$8,535	$5,491	64.3%
Gross Margin %	46.7%	36.8%

Gross margin increased to 46.7% of total revenue for the three months ended June 30, 2011 from 36.8% of total revenue for the three months ended June 30, 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the same period last year.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Gross profit	$24,686	$15,267	$9,419	61.7%
Gross Margin %	45.2%	36.5%

Gross margin increased to 45.2% of total revenue for the six months ended June 30, 2011 from 36.5% of total revenue for the six months ended June 30, 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the same period last year.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,714	$3,039	$675	22.2%
% of total revenue	12.4%	13.1%

Selling, general and administrative expenses increased $675,000 or 22.2%, to $3.7 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. The increase was primarily due to increased health insurance costs in China compared to a one-time health insurance refund received in the same period last year, increased labor costs from annual salary increases, and new taxes levied on all foreign-owned companies in China.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,404	$6,458	$946	14.6%
% of total revenue	13.6%	15.4%

Selling, general and administrative expenses increased $946,000, or 14.6%, to $7.4 million for the six months ended June 30, 2011 from $6.5 million for the six months ended June 30, 2010. The increase was primarily due to increased health insurance cost in China compared to a one-time health insurance refund received in the same period last year, increased labor costs from annual salary increases, new taxes levied on all foreign-owned companies in China, and increased legal fees incurred in connection with the royalty negotiation with Sumitomo.

Research and Development

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Research and development	$699	$515	$184	35.7%
% of total revenue	2.3%	2.2%

Research and development expenses increased $184,000, or 35.7%, to $699,000 for the three months ended June 30, 2011 from $515,000 for the three months ended June 30, 2010. The increase was primarily due to new product testing costs and related personnel costs to develop and improve our products and to qualify for Chinese government tax- incentive program.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Research and development	$1,204	$966	$238	24.6%
% of total revenue	2.2%	2.3%

Research and development expenses increased $238,000, or 24.6%, to $1.2 million for the six months ended June 30, 2011 from $966,000 for the six months ended June 30, 2010. The increase was primarily due to new product testing costs and related personnel costs to develop and improve our products and to qualify for Chinese government tax-incentive program.

Interest Income (expense), net

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Interest income (expense) , net	$69	$(25)	$94	NM
% of total revenue	0.2%	0.1%

NM = % not meaningful

Interest income (expense), net was $69,000 income for the three months ended June 30, 2011 and $25,000 interest expense for the three months ended June 30, 2010.  Interest income, net for the three months ended June 30, 2011 was higher compared to the three months ended June 30, 2010 was due to higher interest income from securities that matured and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Interest income (expense), net	$156	$(10)	$166	NM
% of total revenue	0.3%	0.0%

NM = % not meaningful

Interest income (expense), net was $156,000 income for the six months ended June 30, 2011 and $10,000 interest expense for the six months ended June 30, 2010.  Interest income, net for the six months ended June 30, 2011 was higher compared to the six months ended June 30, 2010 was due to higher interest income from securities that matured and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

Other Income, net

	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Other income, net	$450	$1,556	$(1,106)	(71.1)%
% of total revenue	1.5%	6.7%

Other income, net was $450,000 for the three months ended June 30, 2011 primarily due to investment income from minority-owned joint ventures that are not consolidated and unrealized foreign exchange gains on our Yen denominated accounts receivable. Other income, net was $1.6 million for the three months ended June 30, 2010 primarily due to $1.2 million sales tax refund and unrealized foreign exchange gains and investment income from minority-owned joint ventures that are not consolidated.

	Six Months Ended
	June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Other income, net	$87	$1,635	$(1,548)	(94.7)%
% of total revenue	0.2%	3.9%

Other income, net was $87,000 for the six months ended June 30, 2011 primarily due to investment income from minority-owned joint ventures that are not consolidated, offset by withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable. Other income, net was $1.6 million for the six months ended June 30, 2010 primarily due to a $1.2 million sales tax refund and realized and unrealized foreign exchange gains and investment income from minority-owned joint ventures that are not consolidated.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,064	$560	$504	90.0%
% of total revenue	3.5%	2.4%

Provision for income taxes for three months ended June 30, 2011 and 2010 was mostly related to our China subsidiary and our China joint venture operations, with the increase primarily due to increased sales and increased net income in the second quarter of 2011 compared to the same period last year.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$1,966	$806	$1,160	143.9%
% of total revenue	3.6%	1.9%

Provision for income taxes for six months ended June 30, 2011 and 2010 was mostly related to our China subsidiary and our China joint venture operations, with the increase primarily due to increased sales and increased net income in the first six months of 2011 compared to the same period last year.

Noncontrolling interest
	Three Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$2,006	$417	$1,589	381.1%
% of total revenue	6.7%	1.8%

Noncontrolling interest increased $1.6 million to $2.0 million for the three months ended June 30, 2011 from $417,000 for the three months ended June 30, 2010 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

	Six Months Ended June 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$3,085	$547	$2,538	464.0%
% of total revenue	5.7%	1.3%

Noncontrolling interest increased $2.5 million to $3.1 million for the six months ended June 30, 2011 from $547,000 for the six months ended June 30, 2010 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity were $36.3 million, consisting of cash and cash equivalents of $21.1 million, short-term investments of $3.5 million and long-term investments of $11.7 million. We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents of $21.1 million decreased by $2.6 million in the six months ended June 30, 2011 compared to December 31, 2010 primarily due to investments in new joint ventures in China and purchases of property, plant and equipment.

Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2011 was primarily comprised of our net income of $14.4 million, adjusted for non-cash items of depreciation of $1.7 million, stock-based compensation of $422,000, amortization of marketable securities premium of $187,000, realized loss on sale of investments of $8,000 and a net increase of $11.7 million in assets and liabilities. The $11.7 million net increase in assets and liabilities primarily resulted from a $3.6 million increase in inventories, a $4.5 million increase in prepaid expenses and other current assets, a $3.4 million decrease in accounts payable, a $99,000 decrease in accrued liabilities, and a $613,000 decrease in other long-term liabilities, partially offset by a $156,000 decrease in accounts receivable and a $309,000 decrease in other assets.

Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2010 was primarily comprised of our net income of $8.7 million, adjusted for non-cash items of depreciation of $1.4 million, stock-based compensation of $233,000, partially offset by a realized gain on sale of investments of $196,000, and a net increase of $5.3 million in assets and liabilities. The $5.3 million net increase in assets and liabilities primarily resulted from a $3.3 million increase in accounts receivable, a $1.7 million increase in prepaid expenses, a $1.5 million decrease in accounts payable, partially offset by a $869,000 increase in accrued liabilities, and a $350,000 decrease in inventories.

Net cash used in investing activities of $6.8 million for the six months ended June 30, 2011 was primarily from the purchase of property, plant and equipment of $6.0 million, investments in new joint ventures of $2.6 million and by the purchase of investments totaling $11.8 million offset by the sale of investments totaling $13.7 million.

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2010 was primarily from the purchase of property, plant and equipment of $1.2 million and by the purchase of investments totaling $11.2 million offset by the sale of investments totaling $11.0 million.

We expect to invest up to approximately $6.0 million in capital projects at our China facilities for the remainder of 2011 to expand the manufacturing capabilities to optimize the utilization of our resources.

Net cash used in financing activities of $1.1 million for the six months ended June 30, 2011 consisted of $1.6 million in dividends paid by our joint ventures partially offset by net proceeds of $533,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities of $64,000 for the six months ended June 30, 2010 consisted of dividends paid by our joint ventures and long term debt payments of $230,000, partially offset by net proceeds of $166,000 on the issuance of common stock pursuant to stock option exercises.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us.  On July 27, 2011, we filed a registration statement on Form S-3 with the Securities and Exchange Commission (SEC). If it is declared effective by the SEC, we may from time to time offer up to $60.0 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. We intend to use the net proceeds from any sale of securities under the shelf registration statement for general corporate purposes, which may include capital expenditures in connection with our planned expansion of our manufacturing facilities in China.  The timing of any offering will be at our discretion and will depend on many factors, including the prevailing market conditions.  Specific terms and share prices of any future offering under the registration statement will be established at the time of any such offering, and will be described in a prospectus supplement that we will file with the SEC.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2014. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $180,000 and $154,000 for the six months ended June 30, 2011 and 2010, respectively.

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of June 30, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,529	$379	$713	$437	$—
Royalty agreement	6,125	1,375	1,825	1,487	1,438
Total	$7,654	$1,754	$2,538	$1,924	$1,438

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or potential significance, to the Company.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The company will have option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the renminbi, the local currency of China, where our operating expenses are predominantly in the local currency. Since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float systems with opportunistic interventions. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. The U.S. is currently pressuring China to revaluate the renminbi, which could adversely affect our operation costs and results of operations. If we do not effectively manage against these risks, our cash flows and financial condition may be adversely affected.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of June 30, 2011 and December 31, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and six months ended June 30, 2011, we recorded net a foreign exchange gain of $65,000 and a net foreign exchange loss of $131,000 respectively, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the three and six months ended June 30, 2011, we recorded unrealized foreign currency gains of $626,000 and $741,000 respectively, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2011	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$19,494	0.20%	$39	$35	$43
Cash equivalents	1,584	0.20	3	3	3
Investment in debt and equity instruments	15,197	3.49	530	477	583
			$572	$515	$629

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

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of June 30, 2011 at 39.5%. One customer accounted for 10% or more of our trade accounts receivable balance at 30.4% as of December 31, 2010.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are either accounted for under the cost method or consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2011 and December 31, 2010, the direct minority investments totaled $392,000, and the indirect minority investments totaled $892,000 and $341,000, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results were significantly impacted by general economic conditions in 2009. Although we saw improvement in the demand environment for our products worldwide in 2010 and in the first six months of 2011, we could experience significant adverse effects if there is repeat decline in worldwide markets and overall economic difficulties. The U.S. and global economy had experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns, as well as concerns over the U.S. government debt. Global market and economic conditions continue to be volatile. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well-capitalized and have not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

We do not control the prices at which our joint venture companies sell their raw materials products to third parties. However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our joint venture companies has in the past and may in the future sell raw materials at significantly reduced prices in order to gain volume sales, or sales to new customers. In such an event, our gross margin may be adversely impacted. In addition, one of our joint venture companies has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase net sales and operating results during industry downturns.

The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve. A downturn can result in lower unit volumes and rapid erosion of average selling prices. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. We have experienced these conditions in our business in the past, including most recently in 2009, and may experience renewed, and possibly more severe and prolonged, downturns in the future as a result of such cyclical changes. This may adversely affect our results of operations and the value of our business.

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

Our industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply creates pressure on our revenue, gross margins and net income (loss). Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition has resulted, causing pressure on our net sales, gross margin and net income (loss). We experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the six months ended June 30, 2011 and the year ended December 31, 2010, IQE Group represented 18% and 19%, respectively, of our revenue. Our top five customers represented 37% and 40% of revenue for the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and Paralympics, including a shut-down of material transportation and power plants to clean the air. If, in the future, restrictions are imposed on our operations, our ability to meet customer demand or supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us, and could result in our customers supplying future needs from our competitors. Restrictions on material transport could limit our ability to transport our product, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level, such as occurred during 2008. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

In addition, the tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of the economic slowdown or the timing or strength of any subsequent recovery.

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

We have made investments through our joint ventures in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies, each of which is located in China, and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

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

We have invested in joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the joint ventures in which we own a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a 25% to 46% interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in reduced gross margin.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China-manufactured products. In addition, we have in the past experienced quality problems with our China-manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. We have continued to experience some issues relating to haze reduction. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. We may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 77% and 78% our total revenue for the six months ended June 30, 2011 and the year ended December 31, 2010 respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Our sales are denominated in U.S. dollars, except for sales to our Japanese customers which are denominated in Japanese yen. Thus, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products in these markets.

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

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. None of our substrate competitors is as dependent on manufacturing facilities in China as we are. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Risks Related to Our Financial Results and Capital Structure

If we fail to manage periodic contractions, we may utilize our cash balances, resulting in the decline of our existing cash, cash equivalents and investment balances.

We anticipate that our existing cash resources will fund our operations and purchases of capital equipment, as well as provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our production, and other factors related to the uncertainties of the industry and global economies. If we fail to manage our contractions successfully we may draw down our cash reserves, which would adversely affect our operating results and financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might be required to raise additional cash. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all. As part of our effort to reduce costs, we may lose key staff, production resources and technology that we will need to replenish when end markets recover. These events could reduce our ability to grow profitably as markets recover.

If we are not able to fund our capital commitments to expand our facilities in China, our business and operating results may be adversely affected.

We expect to invest up to approximately $6.0 million in capital projects at our China facilities for the remainder of 2011 to expand the manufacturing capabilities to optimize the utilization of our resources.  If we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.  While we have filed a registration statement on Form S-3 with the SEC to allow us to offer up to $60 million of securities in one or more offerings, there is no assurance that the registration statement will be declared effective by the SEC or that we will be able to successfully complete any offerings pursuant to the registration statement.

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

Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit us from engaging in any business combination with any interested stockholder (a stockholder who owns 15% or more of our outstanding voting stock) for a period of three years following the time that such stockholder became an interested stockholder, unless:

●	66 2/3% of the shares of voting stock not owned by the interested stockholder approve the merger or combination, or

●	the board of directors approves the merger or combination or the transaction which resulted in the stockholder becoming an interested stockholder.

Our common stock may be delisted from The Nasdaq GlobalSelect Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

Our common stock is listed on The Nasdaq Global Select Market. The bid price of our common stock has in the past closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Select Market under Marketplace Rule 5450(a). If the bid price of our common stock remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Globel Select Market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Reserved

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 9, 2011	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.