Form 10-Q
period 2011-09-30
AXT INC
filed 2011-11-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2011

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                 to

Commission File Number 000-24085
__________________________________

AXT, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	94-3031310
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4281 Technology Drive, Fremont, California 94538
(Address of principal executive offices) (Zip code)

(510) 683-5900
(Registrant’s telephone number, including area code)
__________________________________

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2011
Common Stock, $0.001 par value	32,140,249

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2011	December 31, 2010 (1)
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$24,401	$23,724
Short-term investments	5,774	10,079
Accounts receivable, net of allowances of $203 and $561 as of September 30, 2011 and December 31, 2010, respectively	21,990	23,076
Inventories	44,335	35,986
Prepaid expenses and other current assets	7,155	4,090
Total current assets	103,655	96,955
Long-term investments	8,984	7,172
Property, plant and equipment, net	31,619	24,240
Related party notes receivable	1,638	—
Other assets	15,143	11,884
Total assets	$161,039	$140,251

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$6,598	$7,094
Accrued liabilities	7,077	7,745
Total current liabilities	13,675	14,839
Long-term portion of royalty payments	4,438	5,500
Other long-term liabilities	107	108
Total liabilities	18,220	20,447
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively (Liquidation preference of $5.7 million and $5.6 million as of September 30, 2011 and December 31, 2010, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,140 and 31,877 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	32	32
Additional paid-in capital	191,296	190,021
Accumulated deficit	(64,723)	(82,477)
Accumulated other comprehensive income	5,530	4,652
Total AXT, Inc. stockholders’ equity	135,667	115,760

Noncontrolling interests	7,152	4,044
Total stockholders’ equity	142,819	119,804

Total liabilities and stockholders’ equity	$161,039	$140,251

See accompanying notes to condensed consolidated financial statements.
___________________________
(1)	The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$28,305	$26,809	$82,902	$68,627
Cost of revenue	16,068	16,278	45,979	42,829
Gross profit	12,237	10,531	36,923	25,798

Operating expenses:
Selling, general and administrative	3,555	3,347	10,959	9,805
Research and development	612	462	1,816	1,428
Total operating expenses	4,167	3,809	12,775	11,233
Income from operations	8,070	6,722	24,148	14,565
Interest income, net	103	26	259	16
Other income, net	356	442	443	2,077

Income before provision for income taxes	8,529	7,190	24,850	16,658
Provision for income taxes	(667)	(871)	(2,633)	(1,677)
Net income	7,862	6,319	22,217	14,981

Less: Net income attributable to noncontrolling interest	(1,378)	(680)	(4,463)	(1,227)
Net income attributable to AXT, Inc.	$6,484	$5,639	$17,754	$13,754

Net income attributable to AXT, Inc. per common share:
Basic	$0.20	$0.18	$0.55	$0.44
Diluted	$0.19	$0.17	$0.53	$0.42

Weighted average number of common shares outstanding:
Basic	31,944	30,944	31,832	30,853
Diluted	33,126	32,509	33,140	32,170

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$22,217	$14,981

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,512	2,122
Amortization of marketable securities premium	279	174
(Gain)/Loss on disposal of property, plant and equipment	(30)	1
Stock-based compensation	638	420
Realized loss/(gain) on sale of investments	8	(346)
Changes in assets and liabilities:
Accounts receivable, net	1,123	(3,621)
Inventories	(8,209)	(5,451)
Prepaid expenses and other current assets	(3,016)	(1,046)
Other assets	(1,406)	(118)
Accounts payable	(538)	416
Accrued liabilities	(702)	1,997
Other long-term liabilities	(848)	(25)
Net cash provided by operating activities	12,028	9,504

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,573)	(4,040)
Proceeds from sale of property, plant and equipment	23	10
Purchases of available for sale securities	(13,951)	(18,982)
Proceeds from sale of available for sale securities	15,938	19,846
Investments in joint ventures	(2,646)	—
Loan to related party	(775)	—
Net cash used in investing activities	(10,984)	(3,166)

Cash flows from financing activities:
Proceeds from common stock options exercised	637	819
Dividends paid by joint ventures	(1,636)	(528)
Long-term debt payments	—	(496)
Net cash used in financing activities	(999)	(205)
Effect of exchange rate changes on cash and cash equivalents	632	326
Net increase in cash and cash equivalents	677	6,459
Cash and cash equivalents at the beginning of the period	23,724	16,934
Cash and cash equivalents at the end of the period	$24,401	$23,393

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011 filed with the SEC on May 10, 2011 and August 9, 2011, respectively.

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

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$20	$12	$60	$27
Selling, general and administrative	184	159	543	359
Research and development	12	16	35	34

Total stock-based compensation	216	187	638	420
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$216	$187	$638	$420

Effect on net income attributable to AXT, Inc. per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

The amortization of stock compensation under ASC 718 for the period after our January 1, 2006 adoption is based on the single-option approach.

As of September 30, 2011, the compensation costs related to unvested stock options granted to employees under our stock option plan but not yet recognized was approximately $1.1 million, net of estimated forfeitures of $109,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2011 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were zero and 379,000 stock options granted in the three months ended September 30, 2011 and 2010, respectively. There were zero and 379,000 stock options granted in the nine months ended September 30, 2011 and 2010, respectively. The fair value of our stock options granted to employees for the three and nine months ended September 30, 2010 was estimated using the following weighted-average assumptions:

Three and nine months ended September 30, 2010
Expected term (in years)	4.0

Volatility	69.84%

Expected dividend	0%

Risk-free interest rate	1.00%

Estimated forfeitures	6.15%

Weighted-average fair value	$3.06

The following table summarizes the stock option transactions during the nine months ended September 30, 2011 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2011	2,280	$3.10

Granted	—	—

Exercised	(251)	2.54

Canceled and expired	(12)	33.06

Options outstanding as of September 30, 2011	2,017	$2.99	5.84	$4,728

Options vested and expected to vest as of September 30, 2011	1,963	$2.96	5.77	$4,640

Options exercisable as of September 30, 2011	1,326	$2.70	4.57	$3,435

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $5.03 on September 30, 2011, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of September 30, 2011 was 1,118,989.

The options outstanding and exercisable as of September 30, 2011 were in the following exercise price ranges:

Options Outstanding as of September 30, 2011				Options Exercisable as of September 30, 2011
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.18 - $1.33	222,601	$1.26	3.42	222,601	$1.26
$1.34 - $1.40	185,494	$1.38	1.91	185,494	$1.38
$1.59 - $1.59	328,460	$1.59	7.54	167,218	$1.59
$1.88 - $1.91	8,000	$1.90	3.00	8,000	$1.90
$2.04 - $2.04	441,775	$2.04	8.07	195,056	$2.04
$2.19 - $2.19	211,000	$2.19	1.15	211,000	$2.19
$3.11 - $5.09	131,120	$3.99	3.90	130,964	$3.99
$5.83 - $5.83	362,450	$5.83	8.84	101,932	$5.83
$6.31 - $9.69	122,295	$7.39	5.24	100,025	$7.32
$12.12 - $12.12	4,000	$12.12	0.10	4,000	$12.12
	2,017,195	$2.99	5.84	1,326,290	$2.70

There were 51,579 and 250,591options exercised in the three months and nine months ended September 30, 2011, respectively. The total intrinsic value of options exercised for the three and nine months ended September 30, 2011 was $334,000 and $1.5 million, respectively. Cash received from options exercised for the three and nine months ended September 30, 2011 was $104,000 and $637,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2011 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2011	218,405	$3.30
Granted	16,548	$7.25
Vested	(72,300)	$2.77
Non-vested as of September 30, 2011	162,653	$3.94

As of September 30, 2011, we had $544,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 1.7 years. During the three and nine months ended September 30, 2011, 22,987 shares and 72,300 shares of restricted stock vested, respectively.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$23,790	$—	$—	$23,790	$22,736	$—	$—	$22,736
Cash equivalents:
Money market fund	611	—	—	611	988	—	—	988

Total cash and cash equivalents	24,401	—	—	24,401	23,724	—	—	23,724

Investments:
Certificates of Deposit	3,801	7	(3)	3,805	3,360	11	—	3,371
US Treasury and agency securities	1,200	—	(1)	1,199	4,903	8	(2)	4,909
Corporate bonds	9,948	5	(199)	9,754	8,961	10	—	8,971
Total investments	14,949	12	(203)	14,758	17,224	29	(2)	17,251
Total cash, cash equivalents and investments	$39,350	$12	$(203)	$39,159	$40,948	$29	$(2)	$40,975
Contractual maturities on investments:
Due within 1 year	$5,797			$5,774	$10,074			$10,079
Due after 1 through 5 years	9,152			8,984	7,150			7,172
	$14,949			$14,758	$17,224			$17,251

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three and nine months ended September 30, 2011 we had none and $8,000 of gross realized loss on sales of our available-for-sale securities, respectively. For the three and nine months ended September 30, 2010 we had $150,000 and $346,000 of gross realized gains on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2011 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, the financial condition and near-term prospects of the issuer and, our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 (in thousands):

	In Loss Position < 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of Deposit	1,157	(3)	1,157	(3)
US Treasury and agency securities	1,199	(1)	1,199	(1)
Corporate bonds	$6,870	$(199)	$6,870	$(199)
Total in loss position	$9,226	$(203)	$9,226	$(203)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for all the companies, including minority investments indirectly in privately-held companies through our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the condensed consolidated balance sheets and totaled $8.0 million and $4.8 million as of September 30, 2011 and December 31, 2010, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method. As of both September 30, 2011 and December 31, 2010, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the condensed consolidated balance sheets.

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

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of September 30, 2011, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2011 (in thousands):

	Balance as of September 30, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$611	$611	$—
Certificates of deposit	3,805	—	3,805
US Treasury and agency securities	1,199	—	1,199
Corporate bonds	9,754	—	9,754
Total	$15,369	$611	$14,758
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 10). We did not record other-than-temporary impairment charges for these investments during the nine months ended September 30, 2011 and 2010.

Note 4. Inventories

The components of inventories are summarized below (in thousands):

	September 30, 2011	December 31, 2010
Inventories:
Raw materials	$22,414	$16,477
Work in process	16,500	15,839
Finished goods	5,421	3,670
	$44,335	$35,986

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.6 million with one of its equity investment entities. Under the loan agreement, JiYa loaned $775,000 to its equity investment entity in August, 2011 and the remaining amount of $863,000 will be loaned during the three months ending December 31, 2011. The term of the loan is two years and ten months and the equity investment entity will repay JiYa in three installments with the first installment due December 2012, the second due December 2013, and last due in May 2014.

In January 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd (Jin Mei), invested $391,000 in its equity investment entity which is awaiting the completion of registration. Besides, Jin Mei has loaned $781,000 to this equity investment entity in August 2011 for construction purposes. As of September 30, 2011, these balances were included in “other assets” in the condensed consolidated balance sheets.

Note 6. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30, 2011	December 31, 2010

Accrued compensation and related charges	$827	$1,694
Current portion of royalty payments	1,375	1,622
Loan commitment for related party notes receivable	863	—
Accrued product warranty	812	740
Accrued income taxes	431	516
Other accrued liabilities	2,769	3,173
	$7,077	$7,745

Note 7. Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options and upon the vesting of restricted stock awards under the treasury stock method.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to AXT, Inc.	$6,484	$5,639	$17,754	$13,754
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income available to common stockholders	$6,440	$5,595	$17,622	$13,622
Denominator:
Denominator for basic net income per share - weighted average common shares	31,944	30,944	31,832	30,853
Effect of dilutive securities:
Common stock options	1,094	1,448	1,192	1,199
Restricted stock awards	88	117	116	118
Denominator for dilutive net income per common share	33,126	32,509	33,140	32,170
Net income attributable to AXT, Inc. per common share:
Basic	$0.20	$0.18	$0.55	$0.44
Diluted	$0.19	$0.17	$0.53	$0.42
Options excluded from diluted net income per share as the impact is anti-dilutive	407	471	403	434
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	163	244	163	244

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both September 30, 2011 and December 31, 2010, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 8. Stockholders’ Equity and Other Comprehensive Income (Loss)

Consolidated Statements of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2010	$3,532	$32	$190,021	$(82,477)	$4,652	$115,760	$4,044	$119,804
Common stock options exercised			637			637		637
Stock-based compensation			638			638		638
Comprehensive income:
Net income				17,754		17,754	4,463	22,217
Dividend paid							(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities					(218)	(218)		(218)
Currency translation adjustment					1,096	1,096	281	1,377
Balance as of September 30, 2011	$3,532	$32	$191,296	$(64,723)	$5,530	$135,667	$7,152	$142,819

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to AXT, Inc.	$6,484	$5,639	$17,754	$13,754
Other comprehensive income, net of tax:
Change in foreign currency translation gain, net of tax	460	628	1,377	265
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(191)	121	(218)	(172)
Total other comprehensive income, net of tax	269	749	1,159	93
Comprehensive income	6,753	6,388	18,913	13,847
Less: Comprehensive income attributable to the noncontrolling interest	(105)	(117)	(281)	(117)
Comprehensive income attributable to AXT, Inc.	$6,648	$6,271	$18,632	$13,730

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

Product Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue by product type:	(in thousands)		(in thousands)
GaAs substrates	$18,735	$19,174	$52,593	$48,843
InP substrates	1,522	956	4,458	2,908
Ge substrates	2,954	2,267	8,645	5,509
Raw materials and other	5,094	4,412	17,206	11,367
Total	$28,305	$26,809	$82,902	$68,627

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Revenue by geographic region:
North America*	$6,049	$5,224	$16,253	$14,472
Europe	5,831	5,775	17,063	13,744
Japan	3,951	3,040	11,358	9,322
Taiwan	2,592	3,869	8,201	10,470
Asia Pacific	9,882	8,901	30,027	20,619
Total	$28,305	$26,809	$82,902	$68,627
___________________________
*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
Long-lived assets by geographic region:
North America	$521	$543
China	31,098	23,697
	$31,619	$24,240

Significant Customers

One customer represented 21.3% of the revenue for the three months ended September 30, 2011 while one customer represented 19.0% of the revenue for the three months ended September 30, 2010.  One customer represented 18.9% of revenue for the nine months ended September 30, 2011 while one customer represented 18.1% of revenue for the nine months ended September 30, 2010. Our top five customers represented 39.4% and 42.6% of revenue for the three months ended September 30, 2011 and 2010, respectively. Our top five customers represented 37.2% and 40.0% of revenue for the nine months ended September 30, 2011 and 2010, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of September 30, 2011 at 35.0%. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2010 at 30.4%.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
Company	September 30, 2011	December 31, 2010	Accounting Method	Ownership Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$1,998	$1,998

Jiangsu Dongfang Electric, Inc.	$2,193	$—	Equity	46%
Xilingol Tongli Germanium Co. Ltd	3,867	3,437	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	963	1,055	Equity	25%
	$7,023	$4,492

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence over management and have a majority control of the board. Our chief executive officer is chairman of the JiYa board, while our president of China operations, our vice president of China administration and our vice president of wafer production are also members of the JiYa board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei due to our ownership position as well as our significant influence over management and our majority control of the board. Our chief executive officer is chairman of the Jin Mei board, while our president of China operations and our vice president of China administration are also members of the Jin Mei board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate BoYu due to our ownership position as well as our significant influence over management and our majority control of the board. Our chief executive officer is chairman of the BoYu board and our president of China operations and our vice president of China administration are members of the BoYu board.

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

The investment balances for the joint ventures accounted for under the equity method are included in other assets in our consolidated balance sheets and totaled $7.0 million and $4.5 million as of September 30, 2011 and December 31, 2010, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

•	all three companies have sustainable businesses of their own;

•	our voting power is proportionate to our ownership interests;

•	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•
we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to any of these companies.

During the three and nine months ended September 30, 2011, the three consolidated joint ventures had income of $3.3 million and $10.4 million, respectively, of which $1.4 million and $4.5 million, respectively, were allocated to minority interests, resulting in income of $1.9 million and $6.0 million, respectively, included in our net income. During the three and nine months ended September 30, 2010 the three consolidated joint ventures had income of $2.0 million and $3.8 million, respectively, of which $680,000 and $1.2 million, respectively, were allocated to minority interests, resulting in income of $1.3 million and $2.6 million, respectively, included in our net income.

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2011 and December 31, 2010, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $953,000 and $341,000, respectively.

Our equity earnings from the three minority-owned joint ventures that are not consolidated are recorded as other income, net and totaled $124,000 and $506,000 for the three and nine months ended September 30, 2011, respectively. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income, net and totaled $100,000 and $182,000 for the three and nine months ended September 30 2010, respectively.

Our three minority-owned joint ventures that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$5,971	$3,009	$13,794	$9,851
Gross profit	1,720	933	5,373	2,723
Operating income	1,087	238	3,037	638
Net income	548	400	2,082	726

We also maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of September 30, 2011 and December 31, 2010, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Beginning accrued warranty and related costs	$877	$880	$740	$1,082
Charged to cost of revenue	(65)	(17)	72	(163)
Actual warranty expenditures	—	—	—	(56)
Ending accrued warranty and related costs	$812	$863	$812	$863

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

Outstanding contractual obligations as of September 30, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,437	$379	$695	$363	$—
Royalty agreement	5,813	1,375	1,713	1,431	1,294
Total	$7,250	$1,754	$2,408	$1,794	$1,294

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement is canceled. As of September 30, 2011, we did not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Note 12. Foreign Exchange Transaction Gains

We incurred foreign currency transaction exchange gains of $180,000 and $50,000 for the three and nine months ended September 30, 2011, respectively. We incurred foreign currency transaction exchange gains of $210,000 and $372,000 for the three and nine months ended September 30, 2010, respectively. These amounts are included in “Other income, net” on the condensed consolidated statements of operations.

Note 13. Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued ASC topic 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2009. There was no Federal U.S. tax expense during three and nine months ended September 30, 2011 due to the valuation allowance being utilized.

Note 14. Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K that are of material significance, or have potential material significance, to the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 (“ASU No. 2011-08), “Intangibles — Goodwill and Other (Topic 350).” This standard is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard will become effective for fiscal years that begin after December 15, 2011, with early adoption permitted. The standard will become effective for us in January 2012 and the adoption is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The Company will have the option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. The standard will become effective for us for the three months ended March 31, 2012. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  The standard will become effective for us for the three months ended March 31, 2012 and is not expected to have a material effect on our existing fair value measurements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding our positioning with respect to our leverage of our PRC-based manufacturing capabilities and access to favorably priced raw materials, industry trends, results of operations, customer demand, our ability to expand our markets and increase sales, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our belief that we have adequate cash and investments to meet our needs over the next 12 months and our intent for the use of proceeds from the sale of securities under our shelf registration statement. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. Our ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates increases, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

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

As of September 30, 2011 and December 31, 2010, our accounts receivable, net, balance was $22.0 million and $23.1 million, respectively, which was net of an allowance for doubtful accounts of zero and $99,000, respectively. During three and nine months ended September 30, 2011, we decreased this allowance for doubtful accounts by $1,000 and $99,000, respectively, primarily due to receipt of some long past due accounts. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2011 and December 31, 2010, our allowance for sales returns was $203,000 and $462,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2011 and December 31, 2010, accrued product warranties totaled $812,000 and $740,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2011 and December 31, 2010, we had an inventory reserve of $11.4 million and $11.5 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
		($ in thousands)
GaAs	$18,735	$19,174	$(439)	(2.3	) %
InP	1,522	956	566	59.2%
Ge	2,954	2,267	687	30.3%
Raw materials and other	5,094	4,412	682	15.5%
Total revenue	$28,305	$26,809	$1,496	5.6%

Revenue increased $1.5 million, or 5.6%, to $28.3 million for the three months ended September 30, 2011 from $26.8 million for the three months ended September 30, 2010. Total GaAs substrate revenue decreased $439,000, or 2.3%, to $18.7 million for the three months ended September 30, 2011 from $19.2 million for the three months ended September 30, 2010. The decrease in GaAs revenue was primarily due to reduced orders from some semi-insulating (SI) customers in the wireless devices market who reduced orders while utilizing excess inventory, partially offset by the growing demand in the light emitting diode (LED) market that uses semi-conducting (SC) substrates.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, were $6.9 million for the three months ended September 30, 2011 compared to $7.6 million for the three months ended September 30, 2010. The decrease in revenue from larger diameter substrates was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory compared to the same period in the prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, were $11.8 million for the three months ended September 30, 2011 compared with $11.6 million for the three months ended September 30, 2010. The increase in revenue from smaller diameter substrates was due to increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $566,000, or 59.2%, to $1.5 million for the three months ended September 30, 2011 from $1.0 million for the three months ended September 30, 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $687,000, or 30.3%, to $3.0 million for the three months ended September 30, 2011 from $2.3 million for the three months ended September 30, 2010. Our Ge substrate revenue increased as demand from our customers increased for satellite applications and for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $682,000, or 15.5%, to $5.1 million for the three months ended September 30, 2011 from $4.4 million for the three months ended September 30, 2010. The increase in raw materials revenue was primarily due to an increase in demand from new customers and from existing customers for 4N raw gallium, as well as from increased selling prices based on the prevailing market demand. However, the selling price of gallium is now beginning to stabilize and we expect that this will affect our raw material revenue in future quarters.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
GaAs	$52,593	$48,843	$3,750	7.7%
InP	4,458	2,908	1,550	53.3%
Ge	8,645	5,509	3,136	56.9%
Raw materials and other	17,206	11,367	5,839	51.4%
Total revenue	$82,902	$68,627	$14,275	20.8%

Revenue increased $14.3 million, or 20.8%, to $82.9 million for the nine months ended September 30, 2011 from $68.6 million for the nine months ended September 30, 2010. Total GaAs substrate revenue increased $3.8 million, or 7.7%, to $52.6 million for the nine months ended September 30, 2011 from $48.8 million for the nine months ended September 30, 2010. The increase in GaAs revenue was primarily due to the increased demand in the light emitting diode (LED) market that uses semi-conducting (SC) substrates in the first six months of 2011, partially offset by reduced orders from some semi-insulating (SI) customers in the wireless devices market who reduced orders while utilizing excess inventory.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, were $17.7 million for the nine months ended September 30, 2011 compared to $19.8 million for the nine months ended September 30, 2010. The decrease in revenue from larger diameter substrates was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory compared to the same period in the prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, were $34.9 million for the nine months ended September 30, 2011 compared with $29.1 million for the nine months ended September 30, 2010. The increase in revenue from smaller diameter substrates was due to increasing worldwide adoption and investment in LED technology in many applications.

InP substrate revenue increased $1.6 million, or 53.3%, to $4.5 million for the nine months ended September 30, 2011 from $2.9 million for the nine months ended September 30, 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased $3.1 million, or 56.9%, to $8.6 million for the nine months ended September 30, 2011 from $5.5 million for the nine months ended September 30, 2010. Our Ge substrate revenue increased as demand from our customers increased for satellite applications and for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications.

Raw materials revenue increased $5.8 million, or 51.4%, to $17.2 million for the nine months ended September 30, 2011 from $11.4 million for the nine months ended September 30, 2010. The increase in raw materials revenue was primarily due to an increase in demand from new customers and from existing customers for 4N raw gallium, as well as from increased selling prices based on the prevailing market demand. However, the selling price of gallium is now beginning to stabilize and we expect that this will affect our raw material revenue in future quarters.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
North America *	$6,049	$5,224	$825	15.8%
% of total revenue	21.4%	19.5%
Europe	5,831	5,775	56	1.0%
% of total revenue	20.6%	21.5%
Japan	3,951	3,040	911	30.0%
% of total revenue	14.0%	11.3%
Taiwan	2,592	3,869	(1,277)	(33.0	) %
% of total revenue	9.2%	14.4%
Asia Pacific (excluding Japan and Taiwan)	9,882	8,901	981	11.0%
% of total revenue	34.9%	33.2%
Total revenue	$28,305	$26,809	$1,496	5.6%
___________________________
*Primarily the United States

Revenue from customers in North America increased by $825,000, or 15.8%, to $6.0 million for the three months ended September 30, 2011 from $5.2 million for the three months ended September 30, 2010 primarily due to increased revenue for both GaAs substrates and InP substrates, partially offset by decreased sales of raw materials.

Revenue from customers in Europe increased by $56,000, or 1.0%, to $5.8 million for the three months ended September 30, 2011 from $5.8 million for the three months ended September 30, 2010. This increase was primarily due to increased substrates sales and raw materials sales to customers in Germany, partially offset by decreased substrates sales to customers in France and Switzerland.

Revenue from customers in Japan increased by $911,000, or 30.0%, to $4.0 million for the three months ended September 30, 2011 from $3.0 million for the three months ended September 30, 2010. The increase was primarily due to increased semi-conducting GaAs substrate sales and raw material sales of 4N gallium, partially offset by decreased semi-insulating GaAs substrate sales.

Revenue from customers in Taiwan decreased by $1.3 million, or 33.0%, to $2.6 million for the three months ended September 30, 2011 from $3.9 million for the three months ended September 30, 2010. The decrease was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $981,000, or 11.0%, to $9.9 million for the three months ended September 30, 2011 from $8.9 million for the three months ended September 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and substrates sales to customers in China.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
North America *	$16,253	$14,472	$1,781	12.3%
% of total revenue	19.6%	21.1%
Europe	17,063	13,744	3,319	24.1%
% of total revenue	20.6%	20.0%
Japan	11,358	9,322	2,036	21.8%
% of total revenue	13.7%	13.6%
Taiwan	8,201	10,470	(2,269)	(21.7	) %
% of total revenue	9.9%	15.3%
Asia Pacific (excluding Japan and Taiwan)	30,027	20,619	9,408	45.6%
% of total revenue	36.22%	30.0%
Total revenue	$82,902	$68,627	$14,275	20.8%
___________________________
*Primarily the United States

Revenue from customers in North America increased by $1.8 million, or 12.3%, to $16.3 million for the nine months ended September 30, 2011 from $14.5 million for the nine months ended September 30, 2010 primarily due to increased demand for GaAs substrates and InP substrate, offset by decreased demand for 4N gallium.

Revenue from customers in Europe increased by $3.3 million, or 24.1%, to $17.1 million for the nine months ended September 30, 2011 from $13.7 million for the nine months ended September 30, 2010. This increase was primarily due to increased substrates sales and raw materials sales to customers in Germany, increased substrates sales to customers in the United Kingdom, partially offset by decreased GaAs substrate sales to customers in France.

Revenue from customers in Japan increased by $2.0 million, or 21.8%, to $11.4 million for the nine months ended September 30, 2011 from $9.3 million for the nine months ended September 30, 2010. The increase was primarily due to increased semi-conducting GaAs substrate sales and raw material sales of 4N gallium, partially offset by decreased semi-insulating GaAs substrate sales.

Revenue from customers in Taiwan decreased by $2.3 million, or 21.7%, to $8.2 million for the nine months ended September 30, 2011 from $10.5 million for the nine months ended September 30, 2010. The decrease was primarily due to reduced orders from customers in the wireless devices market utilizing excess inventory.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) increased by $9.4 million, or 45.6%, to $30.0 million for the nine months ended September 30, 2010 from $20.6 million for the nine months ended September 30, 2010. The increase was primarily due to increased raw material sales of 4N gallium and substrates sales to customers in China and increased substrates sales to customers in Korea and Singapore.

Gross Margin

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Gross profit	$12,237	$10,531	$1,706	16.2%
Gross Margin %	43.2%	39.3%

Gross margin increased to 43.2% of total revenue for the three months ended September 30, 2011 from 39.3% of total revenue for the three months ended September 30, 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the same period last year.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Gross profit	$36,923	$25,798	$11,125	43.1%
Gross Margin %	44.5%	37.6%

Gross margin increased to 44.5% of total revenue for the nine months ended September 30, 2011 from 37.6% of total revenue for the nine months ended September 30, 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the same period last year.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,555	$3,347	$208	6.2%
% of total revenue	12.6%	12.5%

Selling, general and administrative expenses increased $208,000 or 6.2% to $3.6 million for the three months ended September 30, 2011 from $3.3 million for the three months ended September 30, 2010. The increase was primarily due to increased health insurance costs in China compared to a health insurance refund received in the same period last year, increased labor costs from annual salary increases, offset by decreased sales commission and the absence of the legal fees relating to a royalty negotiation with a vendor which was incurred in the three months ended September 30, 2010.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$10,959	$9,805	$1,154	11.8%
% of total revenue	13.2%	14.3%

Selling, general and administrative expenses increased $1.2 million, or 11.8%, to $11.0 million for the nine months ended September 30, 2011 from $9.8 million for the nine months ended September 30, 2010. The increase was primarily due to increased health insurance cost in China compared to a health insurance refund received in the same period last year, increased labor costs from annual salary increases and new business taxes levied on all foreign-owned companies in China.

Research and Development

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Research and development	$612	$462	$150	32.5%
% of total revenue	2.2%	1.7%

Research and development expenses increased $150,000, or 32.5%, to $612,000 for the three months ended September 30, 2011 from $462,000 for the three months ended September 30, 2010. The increase was primarily due to higher personnel costs as a result of increased headcount and higher utility expenses primarily at our facilities in China.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Research and development	$1,816	$1,428	$388	27.2%
% of total revenue	2.2%	2.1%

Research and development expenses increased $388,000, or 27.2%, to $1.8 million for the nine months ended September 30, 2011 from $1.4 million for the nine months ended September 30, 2010. The increase was primarily due to higher personnel costs as a result of increased headcount, increased new product testing costs to develop and improve our products and to qualify for Chinese government tax-incentive program and higher utility expenses primarily at our facilities in China.

Interest Income, net

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Interest income, net	$103	$26	$77	296.2%
% of total revenue	0.4%	0.1%

Interest income, net increased $77,000 to $103,000 income, net, for the three months ended September 30, 2011 from $26,000 interest income, net for the three months ended September 30, 2010.  Interest income, net for the three months ended September 30, 2011 was higher compared to the three months ended September 30, 2010 due to higher interest income from securities that matured and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Interest income, net	$259	$16	$243	1,518.8%
% of total revenue	0.3%	0.0%

Interest income, net increased $243,000 to $259,000 income, net, for the nine months ended September 30, 2011 from $16,000 interest income, net for the nine months ended September 30, 2010.  Interest income, net for the nine months ended September 30, 2011 was higher compared to the nine months ended September 30, 2010 due to higher interest income from securities that matured and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

Other Income, net

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Other income, net	$356	$442	$(86)	(19.5	) %
% of total revenue	1.3%	1.6%

Other income, net was $356,000 for the three months ended September 30, 2011 primarily due to unrealized foreign exchange gains of $225,000 on our Yen denominated accounts receivable and investment income of $175,000 from our minority-owned joint ventures that are not consolidated, offset by realized foreign exchange losses of $45,000.  Other income, net was $442,000 for the three months ended September 30, 2010 primarily due to unrealized foreign exchange gains of $210,000 and investment income of $250,000 mainly from marketable securities and minority-owned joint ventures that are not consolidated.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Other income, net	$443	$2,077	$(1,634)	(78.7	) %
% of total revenue	0.5%	3.0%

Other income, net was $443,000 for the nine months ended September 30, 2011 primarily due to unrealized foreign exchange gains of $165,000 on our Yen denominated accounts receivable, investment income of $650,000 from our minority-owned joint ventures that are not consolidated, offset by $300,000 withholding tax on foreign dividends from joint ventures and realized foreign exchange losses of $116,000. Other income, net was $2.1 million for the nine months ended September 30, 2010 primarily due to a $1.2 million sales tax refund, unrealized foreign exchange gains of $370,000 and investment income of $528,000 from the two minority-owned joint ventures that are not consolidated.

Provision for Income Taxes

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$667	$871	$(204)	(23.4	) %
% of total revenue	2.4%	3.2%

Provision for income taxes for three months ended September 30, 2011 and 2010 was mostly related to our China subsidiary and our China joint venture operations, with the decrease primarily due to the benefit from the reduced tax rates as a result of the Chinese government tax-incentive program for one of our joint ventures in China. Besides the state taxes liabilities, no income taxes have been provided for U.S. operations due to our available net operating loss carryforwards.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$2,633	$1,677	$956	57.0%
% of total revenue	3.2%	2.4%

Provision for income taxes for nine months ended September 30, 2011 and 2010 was mostly related to our China subsidiary and our China joint venture operations, with the increase of $956,000 primarily due to increased sales and increased net income in the first nine months of 2011 compared to the same period last year. Besides the state taxes liabilities, no income taxes have been provided for U.S. operations due to our available net operating loss carryforwards.

Noncontrolling interest

	Three Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$1,378	$680	$698	102.6%
% of total revenue	4.9%	2.5%

Noncontrolling interest increased $698,000 to $1.4 million for the three months ended September 30, 2011 from $680,000 for the three months ended September 30, 2010 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

	Nine Months Ended September 30,		Increase
	2011	2010	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$4,463	$1,227	$3,236	263.7%
% of total revenue	5.4%	1.8%

Noncontrolling interest increased $3.2 million to $4.5 million for the nine months ended September 30, 2011 from $1.2 million for the nine months ended September 30, 2010 as a result of higher profitability from our China joint venture operations as raw materials sales have increased due to increased demand compared to the same period last year.

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity totaled $39.2 million, consisting of cash and cash equivalents of $24.4 million, short-term investments of $5.8 million and long-term investments of $9.0 million. We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of government bonds and high-grade commercial debt instruments.

Cash and cash equivalents of $24.4 million increased by $677,000 in the nine months ended September 30, 2011 compared to December 31, 2010.

Net cash provided by operating activities of $12.0 million for the nine months ended September 30, 2011 was primarily comprised of our net income of $22.2 million, adjusted for non-cash items of depreciation of $2.5 million, amortization of marketable securities premium of $279,000, stock-based compensation of $638,000, realized loss on sales of investments of $8,000 and a net increase of $13.6 million in assets and liabilities, partially offset by gain on disposal of property, plant and equipment of $30,000. The $13.6 million net increase in assets and liabilities primarily resulted from a $8.2 million increase in inventories, $3.0 million increase in prepaid expenses, a $1.4 million increase in other assets, a $1.2 million decrease in accounts payable and accrued liabilities and a $848,000 decrease in other long-term liabilities, partially offset by a $1.1 million decrease in accounts receivable.

Net cash provided by operating activities of $9.5 million for the nine months ended September 30, 2010 was primarily comprised of our net income of $15.0 million, adjusted for non-cash items of depreciation of $2.1 million, amortization of marketable securities premium of $174,000, stock-based compensation of $420,000, partially offset by a realized gain on sale of investments of $346,000 and a net increase of $7.8 million in assets and liabilities. The $7.8 million net increase in assets and liabilities primarily resulted from a $5.5 million increase in inventories, $3.6 million increase in accounts receivable, a $1.0 million increase in prepaid expenses, a $118,000 increase in other assets, partially offset by a $416,000 increase in accounts payable and a $2.0 million increase in accrued liabilities.

Net cash used in investing activities of $11.0 million for the nine months ended September 30, 2011 was primarily attributable to the purchase of property, plant and equipment of $9.6 million, investments in new joint ventures of $2.6 million, loan from one of our consolidated joint ventures to its equity investment entity of $775,000 and the purchase of investments totaling $14.0 million offset by the sale of investments totaling $15.9 million.

Net cash used in investing activities of $3.2 million for the nine months ended September 30, 2010 was attributable to the purchase of property, plant and equipment of $4.0 million and from the purchase of investments totaling $19.0 million offset by the sale of investments totaling $19.8 million.

We expect to invest up to approximately $2.0 million in capital projects at our China facilities for the remainder of 2011 to expand the manufacturing capabilities to optimize the utilization of our resources.

Net cash used in financing activities of $999,000 for the nine months ended September 30, 2011 consisted of dividend payments of $1.6 million by our joint ventures, partially offset by net proceeds of $637,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities of $205,000 for the nine months ended September 30, 2010 consisted of dividend payments of $528,000 by our joint ventures, and fully paying down our tenant improvement loan of $496,000, partially offset by net proceeds of $819,000 on the issuance of common stock pursuant to stock option exercises.

We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be at terms acceptable to us.  On September 13, 2011, our registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC). We may from time to time offer up to $60.0 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. We intend to use the net proceeds from any sale of securities under the shelf registration statement for general corporate purposes, which may include capital expenditures in connection with our planned expansion of our manufacturing facilities in China.  The timing of any offering will be at our discretion and will depend on many factors, including the prevailing market conditions.  Specific terms and share prices of any future offering under the registration statement will be established at the time of any such offering, and will be described in a prospectus supplement that we will file with the SEC.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2014. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $272,000 and $231,000 for the nine months ended September 30, 2011 and 2010, respectively.

We have entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of September 30, 2011 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,437	$379	$695	$363	$—
Royalty agreement	5,813	1,375	1,713	1,431	1,294
Total	$7,250	$1,754	$2,408	$1,794	$1,294

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of material significance, or potential significance, to the Company.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 (“ASU No. 2011-08), “Intangibles — Goodwill and Other (Topic 350).” This standard is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard will become effective for fiscal years that begin after December 15, 2011, with early adoption permitted. The standard will become effective for us in January 2012 and the adoption is not expected to have a significant impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. The Company will have the option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. The standard will become effective for us for the three months ended March 31, 2012. We are currently evaluating the impact the application of these amendments will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  The standard will become effective for us for the three months ended March 31, 2012 and is not expected to have a material effect on our existing fair value measurements or disclosures.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of September 30, 2011 and December 31, 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and nine months ended September 30, 2011, we recorded net foreign exchange gains of $180,000 and $50,000 respectively, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the three and nine months ended September 30, 2011, we recorded unrealized foreign currency gain of $355,000 and $1.1 million respectively, included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2011	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$23,790	0.00%	$—	$—	$—
Cash equivalents	611	0.20	1	1	1
Investment in debt and equity instruments	14,758	3.47	512	461	563
			$513	$462	$564

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

Accounts Receivable Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of September 30, 2011 at 35.0%. One customer accounted for 10% or more of our trade accounts receivable balance at 30.4% as of December 31, 2010.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and are either accounted for under the cost method or consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2011 and December 31, 2010, the direct minority investments totaled $392,000, and the indirect minority investments totaled $953,000 and $341,000, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operating results were significantly impacted by general economic conditions in 2009. The U.S. and global economy had experienced a significant downturn due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns, as well as concerns over the U.S. government debt. Global market and economic conditions continue to be volatile. The possible duration and severity of this adverse economic cycle is unknown. Although we saw improvement in the demand environment for our products worldwide in 2010 and in the first nine months of 2011, we could experience significant adverse effects if there is repeat decline in worldwide markets and overall economic difficulties. Although we remain well-capitalized and have not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

Our industry has in the past experienced periods of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply creates pressure on our revenue, gross margins and net income. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Increased price competition has resulted, causing pressure on our net sales, gross margin and net income. We experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the nine months ended September 30, 2011 and the year ended December 31, 2010, IQE Group represented 19% of our revenue for both periods. Our top five customers represented 37% and 40% of revenue for the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our competitors could develop new or enhanced products that are more effective than our products.

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

We have invested in joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in reduced gross margin.

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

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes or power interruption caused by severe weather situation could render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 80% and 78% our total revenue for the nine months ended September 30, 2011 and the year ended December 31, 2010 respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

We expect to invest up to approximately $2.0 million in capital projects at our China facilities for the remainder of 2011 to expand the manufacturing capabilities to optimize the utilization of our resources.  If we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.

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

Our common stock is listed on The Nasdaq Global Select Market. The bid price of our common stock has in the past closed below the $1.00 minimum per share bid price required for continued inclusion on The Nasdaq Global Select Market under Marketplace Rule 5450(a). If the bid price of our common stock remains below $1.00 per share for thirty consecutive business days, we could be subject to delisting from the Nasdaq Global Select Market.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXT, INC.

Dated: November 8, 2011	By:	/s/ MORRIS S. YOUNG
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