Form 10-K
period 2011-12-31
AXT INC
filed 2012-03-15
CIK 1051627

                                                                                                                                                                                                                                                                                                                                                                                                                                                       Fint

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $8.48 for the common stock on June 30, 2011 as reported on the Nasdaq Global Market, was approximately $208,003,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 2, 2012, 32,321,687 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2012 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as industry trends, customer demand, the development of new products, enhancements or technologies, sales levels, expense levels, planned investments and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1.  Business

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) is a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates, including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

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
● Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials that are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China, and independent sales representatives in Europe and Asia, to market our substrates. Our ten largest customers for 2011 were: AZUR Space Solar Power GmbH, Beijing China Crystal Technology, Ltd., the IQE group, Nan Da Guang Dang, Osram Opto Semiconductors GmbH, Shin-Etsu Handoutai Co., Ltd., Sumika Electronic Materials, Inc, Sumitomo Chemical Co., Ltd., TianJin Sanan Optoelectronics Co. Ltd. and Visual Photonics Epitaxy Co. We believe that, as the demand for compound semiconductor substrates increase, we are well positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

Positive industry trends in the wireless device, LED and solar cell markets, as well as healthy demand for our products and continued advantages in our manufacturing cost structure give us confidence in our ability to continue to drive positive results in our business in 2012. Our qualification efforts in both gallium arsenide and germanium substrates have been successful and we are pleased with our increasing diversification in these areas. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business.

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

For example, power amplifiers and radio frequency integrated circuits for wireless handsets and other wireless devices are made with semi-insulating GaAs substrates. Semi-conducting GaAs substrates are used to create opto-electronic products including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and are also used for automotive panels, signage, display and lighting applications. InP is a high performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as solar cells for space and terrestrial photovoltaic applications.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Our business also depends in part on worldwide economic conditions. The severe recession in the United States and in other key international economies in previous years have decreased market demand for products incorporating semiconductors, but we began to see improvement in the demand environment for our products worldwide in the second half of 2009 that contributed to our strengthening revenue results. During 2010, one of the most interesting areas was the growth of smart phones and other sophisticated Internet-connected devices, such as tablets and netbooks that supported more advanced features and access to new web-based applications and services. In addition to improving sales of these products, the benefit to AXT from the sales of more feature-rich, sophisticated devices was that they required greater gallium arsenide content in order to meet the speed and functionality requirements that consumers have come to expect. Although our business experienced some fluctuation of customers’ demand in the wireless market in 2011, we believe there continues to be areas of opportunity for our business in the long term.

As we move into 2012, we expect that the demand for gallium arsenide product will be driven by the proliferation of wireless-enabled devices and the increasing rollout of 3G and 4G smartphones that support substantially faster download speeds.  This network upgrade enables full performance capability of the video, gaming and Internet browsing capabilities of these next generation handsets and wireless devices and is driving increases in wireless subscribers in major geographic areas around the world as well as a compelling upgrade cycle for new devices.

The LED market has experienced growth in 2011 in a broad range of applications, such as backlighting, signage, general illumination and automotive. LED-based products are becoming increasingly common as the technology offers benefits in terms of cost, efficiency and performance over older technologies. AXT has historically focused its efforts in the high-end market and while we plan to continue to do so, we are also exploring opportunities to participate in the higher-volume, lower-end market as well. To date, this market has been geared towards novelty products and has therefore been very margin constrained. However, we believe that this market is also providing the entry into general illumination applications, as these applications will need lower cost LED devices in order to gain critical mass. Industry leaders have been making significant product development noted by the declining selling prices of LED-based light bulbs and we believe it will be important to have a presence in this market as it develops.

The concentrator photovoltaic (CPV) market for germanium also continued to grow in 2011, albeit from a smaller base. We expect growth in the global solar industry in 2012 as there is increasing interest in the replacement of fossil fuel resources with sustainable alternatives such as solar power and solar modules and a renewed interest in renewable energy technology, particularly in the United States, Europe, Asia and the Middle East. At the same time, we believe that improvements in conversion efficiency for germanium are occurring, which we believe will enable this technology to become more affordable and therefore, more widely utilized, in the future.

The AXT Advantage

We believe that we benefit from the following advantages:

●
Low-cost manufacturing operation in the PRC.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. As of December 31, 2011, approximately 1,284 of our 1,308 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their major manufacturing operations in Germany or Japan and have limited manufacturing operations starting in China.

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

●
Flexible manufacturing infrastructure.  Our total manufacturing space in China is approximately 190,000 square feet which we currently use for wafer processing. We believe that our competitors typically purchase crystal growing furnaces from original equipment manufacturers. In contrast, we design and build our own VGF crystal growing furnaces, which we believe should allow us to increase our production capacity more quickly and cost effectively.

Given these advantages, when the worldwide economies continued to improve in 2011 after the recovery from the worldwide recession, we experienced increased demand for our compound semiconductor substrates. We believe that we are well positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our revenue and market share.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Continue to provide customers high and consistent quality products and service.  We seek to improve our manufacturing processes continually in order to meet and exceed our customers’ high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2012 by adding new facilities, some additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

Increase market share.  We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless devices and HBLED markets.

Flexible capacity to meet customers’ increasing demand for substrates.  Since 2006, we have tripled our 6-inch semi-insulating gallium arsenide substrate capacity in order to scale with increasing demand. As we enter 2012, we are continuing to see increasing demand for all sizes of our GaAs substrates and are reviewing our GaAs substrate capacity in order to make appropriate adjustments.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We have committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits.

Establish leadership in emerging substrate applications.  We intend to expand our served markets by exploring new opportunities for our substrates and we continue to work with our customers to enhance our substrate product offering. We have worked on the development of a 6” Ge substrate because the larger usable area in a 6-inch wafer over a 4-inch wafer will substantially reduce the cost of Ge solar cell manufacturing, which we believe is essential for commercial adoption of Ge solar cell technology for terrestrial applications.

In 2011, we continued to experience a noticeable increase in demand for our Ge substrates due to improving economic conditions as well as new customer qualifications. As a result, we increased our Ge substrate capacity in 2011 and will closely follow future demand increases and adjust our production capacity accordingly.

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

Substrates.  We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply GaAs substrates in two-, three-, four-, five- and six-inch diameters. We supply InP substrates in two-, three- and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters.

Materials.  We participate in joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2011 and 2010, sales of raw materials by these joint ventures to third parties were approximately $23.6 million and $14.9 million, respectively.

The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Accordingly, substrate manufacturers, including AXT, are continuing to shift production to larger wafers to reduce manufacturing costs.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our top ten revenue producing customers in 2011 by revenue in alphabetical order were:

● AZUR Space Solar Power GmbH	● Shin-Etsu Handoutai Co., Ltd.
● Beijing China Crystal Technology, Ltd.	● Sumika Electronic Materials Co., Ltd.
● IQE Group	● Sumitomo Chemical Co., Ltd.
● Nan Da Guang Dang	● TianJin Sanan Optoelectronics Co., Ltd.
● Osram Opto Semiconductors GmbH	● Visual Photonics Epitaxy Co.

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. IQE Group (IQE, Inc., IQE RF, LLC, IQE (Europe) Limited, MBE Technology Pte. Ltd., Wafer Technology Ltd.) represented approximately 18% of our revenue for the year ended December 31, 2011. One customer represented 19% of the revenue for the year ended December 31, 2010, and one customer represented 15% of the revenue for the year ended December 31, 2009. Our top five customers represented 35% of our revenue for the year ended December 31, 2011, 40% of our revenue for the year ended December 31, 2010, and 41% of our revenue for the year ended December 31, 2009. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

There were two third party customers for the raw materials revenue from our joint ventures that accounted for 15% and 13% of the revenue from raw materials sales for the year ended December 31, 2011, two third party customers for our raw materials revenue that accounted for 21% and 19% of the revenue from raw materials sales for the year ended December 31, 2010, and three third party customers for our raw materials that accounted for 18%, 13% and 11% of the revenue from raw materials sales for the year ended December 31, 2009. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage of allowing our customers to work with one supplier for their substrate and raw material requirements. Our raw materials customers include chemical companies. Additionally, we sell raw materials to some of the competitors to our substrate business.

Manufacturing, Raw Materials and Supplies

We believe that our operating results reflect our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor compared to our previous manufacturing in the United States. We believe that our capital investment and subsequent operating costs are lower for our manufacturing facilities in China relative to the previous facilities in the United States. Although some of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, we expect to continue to improve our processes and increase the number of automated processes in 2012. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. All of our manufacturing facilities are ISO 9001 or 9002 certified. In January 2006, our Beijing facility successfully passed the ISO 14001 certification audit.

We have joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures have been and will continue to be advantageous in allowing us to procure materials to support our planned growth and cost management goals. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials, such as gallium.

Sales and Marketing

We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products.

We sell our substrate products directly to customers through our direct salesforce in the U.S. and through independent sales representatives in France, Germany, Japan, South Korea, Taiwan and the United Kingdom. Our direct salesforce is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing to processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

International Sales.  International sales are an important part of our business. Sales to customers outside North America (primarily United States) accounted for 80% of our revenue in 2011, 78% of our revenue in 2010, and 81% of our revenue in 2009. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

We also sell through our joint ventures raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, paralytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage by allowing our customers to work with one supplier for all their substrate and raw material requirements. Our joint ventures have their own separate salesforce where they also sell directly to their own customers in addition to their supply of raw materials to us.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2011 and 2010, we continued to focus research and development resources to reduce surface quality problems we experienced with our GaAs and InP substrates for some customers, particularly related to surface morphology. Although some major problems related to surface quality have been resolved, we still need to continue to improve in this area and expect that this effort in research and development will continue in 2012. In 2011, one of our joint ventures continued to work on research and development projects to qualify for a government incentive program for reduced future tax rates in China.  It will continue this effort in the future. We focus our research and development effort to utilize more of our VGF technique to produce high-purity gallium.

Research and development expenses were $2.5 million in 2011, compared with $2.3 million in 2010 and $1.6 million in 2009. We expect our rate of expenditure on research and development costs in 2012 to remain constant as we continue to improve on our processes. Our joint ventures will continue their effort in research and development.

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

A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share. Our primary competition in the market for compound semiconductor substrates includes Freiberger Compound Materials, Hitachi Cable, and Sumitomo Electric Industries. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, including Hitachi, and from companies such as TriQuint Semiconductors that are actively developing alternative compound semiconductor materials.

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

To date, we have been issued fifteen (15) patents that relate to our VGF products and processes, three (3) in the U.S., two (2) in Japan, eight (8) in China, one (1) in Canada, and one (1) in Korea, which expire in  2016 (1 U.S.), 2017 (1 JP), 2018 (1 CN), 2020 (2 CN), 2021 (1 JP, 5 CN), 2022 (1 U.S., 1 CA, 1 KR), 2027 (1 U.S.).  We have nine (9) U.S. patent applications pending and thirty-two (32) foreign patent applications pending (including applications in Patent Cooperation Treaty (“PCT”) and national stage processes) in Europe, Canada, China, Japan and Taiwan, which are based on our US patents and/or pertain to our VGF-related wafer manufacturing processes.

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

Employees

As of December 31, 2011, we had 1,308 employees, of whom 1,014 were principally engaged in manufacturing, 137 in sales and administration, and 157 in research and development. Of these employees, 24 were located in the United States and 1,284 in China. As of December 31, 2010, we had 1,302 employees, of whom 1,034 were principally engaged in manufacturing, 129 in sales and administration, and 139 in research and development. Of these employees, 25 were located in the United States and 1,277 in China.

As of December 31, 2011, 1,130 employees in China were represented by unions, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

Geographical Information

Please see Note 15 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. For example, our business and operating results were significantly impacted by the global economic downturn in 2009 due to the effects of the credit market crisis, slower economic activity and a generally negative economic outlook, a decrease in consumer and business confidence and liquidity concerns, as well as concerns over U.S. government debt. Global market and economic conditions continue to be uncertain and volatile. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well-capitalized and have not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

We have experienced and expect to continue to experience delays in customer purchasing decisions or disruptions in normal volume of customer orders that we believe are in part due to the uncertainties in the global economy and an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. To the extent that the current economic downturn worsens or persists, or any of the above risks occur, our business and operating results could be significantly and adversely affected.

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

The semiconductor industry is highly cyclical and periodically experiences significant economic downturns characterized by diminished product demand, resulting in production overcapacity and excess inventory in the markets we serve. A downturn can result in lower unit volumes and rapid erosion of average selling prices. The semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles of both semiconductor companies’ and their customers’ products or a decline in general economic conditions. We have experienced these conditions in our business for most of 2011 especially for GaAs substrate, and may experience widespread and possibly more severe and prolonged downturns in the future as a result of such cyclical changes. This may adversely affect our results of operations and the value of our business.

Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic compound semiconductor devices, as well as the current and anticipated market demand for these devices and products using these devices. As a supplier to the compound semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The compound semiconductor industry has historically been cyclical due to of sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in compound semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the year ended December 31, 2011, IQE Group represented 18% of our revenue, compared to 19% in the year ended December 31, 2010. Our top five customers represented 35% of revenue for the year ended December 31, 2011, 40% of revenue for the year ended December 31, 2010, and 41% of revenue for the year ended December 31, 2009. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and Paralympics, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed on our operations, our ability to meet customer demand or supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us, and could result in our customers supplying future needs from our competitors. Restrictions on transportation of materials could limit our ability to transport our product, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level, such as occurred during 2008. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

The development of new products can be a highly complex process, and we may experience delays in developing and introducing new products. Any significant delay could cause us to fail to timely introduce and gain market acceptance of new products. Further, the costs involved in researching, developing and engineering new products could be greater than anticipated. If we fail to offer new products or product enhancements or fail to achieve higher quality products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements.

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

In addition, new competitors have and may continue to emerge, such as a small crystal growing company established by a former employee in China that is supplying ingots to the market. While new competitors such as this company currently do not appear to be fully competitive, competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments.

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

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing and polishing solutions. Although several of these raw materials are purchased from suppliers in which we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our raw material joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials and we could experience such delays again in the future due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

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

Customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. In the current competitive and economic climate, the average sales cycle for our products has lengthened even further and is expected to continue to make it difficult for us to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

Problems incurred by our joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 25% to 83%. We consolidate the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in reduced gross margin.

In addition, if any of our joint ventures or venture partners with which our joint ventures share facilities is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals during manufacturing, research and development, or sales demonstrations, the operations of our joint ventures could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our joint venture operations as a result of the actions of the joint ventures or other venture partners. Employees working for our joint ventures or any of the other venture partners could bring litigation against us as a result of actions taken at the joint venture or venture partner facilities, even though we are not directly controlling the operations, including actions for exposure to chemicals or other hazardous materials at the facilities of our joint ventures or the facilities of any venture partner that are shared by our joint ventures. While we would expect to defend ourselves vigorously in any litigation that is brought against us, litigation is inherently uncertain and it is possible that our business, financial condition, results of operations or cash flows could be affected. Even if we are not deemed responsible for the actions of the joint ventures or venture partners, litigation could be costly, time consuming to defend and divert management attention; in addition, if we are deemed to be the most financially viable of the partners, plaintiffs may decide to pursue us for damages.

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

The United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, and a significant portion of our customers are located outside of the United States, terrorist activity or threats against U.S.-owned enterprise are a particular concern to us.

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

We depend on the continuing efforts of our senior management team and other key personnel.  If we lose members of our senior management team or other key personnel, or are unable to successfully retain, recruit and train qualified personnel, our ability to manufacture and sell our products could be harmed.

Our future success depends on the continuing services of members of our senior management team and other key personnel.  Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high.  We compete for qualified management and other personnel with other semiconductor companies.  Our employees could leave our company with little or no prior notice and would be free to work for a competitor.  If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business.  The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China-manufactured products. In addition, we have in the past experienced quality problems with our China-manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. In addition, we have recently entered into an arrangement to establish a second manufacturing facility in China, which when complete will further our reliance on Chinese manufacturing facilities.  We may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 80%, 78% and 81% our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

Currently, a significant percentage of our sales is to customers headquartered in Asia. All of our manufacturing facilities and some of our suppliers are also located outside the U.S. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices and where we anticipate significant opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu, may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.-based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

We and one of our joint ventures expect to invest up to approximately $17.5 million in capital projects at our China facilities, including the second manufacturing facility in Tianjin, in 2012 and 2013 to expand our manufacturing capabilities to optimize the utilization of our resources.  If we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.

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

Our common stock may be delisted from The Nasdaq Global Select Market, which could negatively impact the price of our common stock and our ability to access the capital markets.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. For example, we have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

It is possible that pending or future United States or foreign patent applications made by us will not be approved, that our issued patents will not protect our intellectual property, or that third parties will challenge our ownership rights or the validity of our patents. In addition, the laws of some foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our intellectual property. Our competitors may be able to legitimately ascertain non-patented proprietary technology embedded in our systems. If this occurs, we may not be able to prevent the development of technology substantially similar to ours.

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

The shift of our manufacturing operations to China and growth of our business has placed and continues to place a significant strain on our operations and management resources. We have upgraded our inventory control systems, but continue to rely on certain manual processes in our operations and in connection with consolidation of our financial results. If we fail to manage a transition from manual processes to automated processes effectively, our operations may be disrupted.

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

We have in the past been the subject of claims made by the California Occupational Safety and Health Administration in an investigation primarily regarding impermissible levels of potentially hazardous materials in certain areas of our manufacturing facility in Fremont, California. We were also previously the target of press allegations and correspondence purportedly on behalf of current and/or former employees concerning our environmental compliance programs and exposure of our employees to hazardous materials in California. In addition, a complaint was previously filed against us and two current officers, alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of February 28, 2012 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	27,760	Administration	Operating lease, expires November 2015
Beijing, China	33,000	Production	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing Ji Ya Semiconductor Material, Co., Ltd., expires February 2014
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	7,600	Production and Administration	Operating leases by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until March 2014

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low
2011
First Quarter	$12.23	$5.65
Second Quarter	$8.90	$5.85
Third Quarter	$9.24	$4.98
Fourth Quarter	$5.97	$3.63
2010
First Quarter	$3.84	$2.65
Second Quarter	$5.20	$3.17
Third Quarter	$7.03	$4.05
Fourth Quarter	$10.74	$6.26

As of December 31, 2011, there were 77 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2011 and 2010, respectively, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Issuer Purchases of Equity Securities

During the years ended December 31, 2011 and 2010, we did not repurchase any shares of our common stock.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2006, and ending December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AXT, Inc., the NASDAQ Composite Index, and the NASDAQ Electronic Components Index

$250
$200
$150
$100
$50
$0
12/06
12/07
12/08
12/09
12/10
12/11
AXT, Inc.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11
AXT, Inc.	$100.00	$131.36	$28.60	$68.86	$221.19	$88.35
NASDAQ Composite	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
NASDAQ Electronic Components	$100.00	$117.33	$60.16	$96.77	$110.84	$99.75

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$104,121	$95,493	$55,364	$73,075	$58,203
Cost of revenue	59,339	58,998	41,495	55,115	37,942
Gross profit	44,782	36,495	13,869	17,960	20,261
Operating expenses:
Selling, general, and administrative	14,836	13,972	13,389	15,751	13,746
Research and development	2,473	2,339	1,569	2,164	1,699
Impairment (recovery of impairment) on assets held for sale	—	—	—	83	(481)
Restructuring charge	—	—	507	—	—
Total operating expenses	17,309	16,311	15,465	17,998	14,964
Income (loss) from operations	27,473	20,184	(1,596)	(38)	5,297
Interest income, net	449	53	177	513	704
Other income, net	696	2,462	385	1,290	1,912
Income (loss) before provision for income taxes	28,618	22,699	(1,034)	1,765	7,913
Provision for income taxes	2,795	2,323	471	1,023	728
Net income (loss)	25,823	20,376	(1,505)	742	7,185
Less: Net income attributable to noncontrolling interest	5,503	1,723	393	1,431	1,896
Net income (loss) attributable to AXT, Inc.	$20,320	$18,653	$(1,898)	$(689)	$5,289
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.63	$0.60	$(0.07)	$(0.03)	$0.17
Diluted	$0.61	$0.57	$(0.07)	$(0.03)	$0.16
Shares used in per share calculations:
Basic	31,872	31,008	30,500	30,400	30,035
Diluted	33,061	32,512	30,500	30,400	31,348

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,156	$23,724	$16,934	$13,566	$18,380
Investments	14,486	17,251	18,469	17,756	20,825
Working capital	92,220	82,116	70,681	66,836	75,350
Restricted deposits	—	—	—	3,013	6,700
Total assets	162,488	140,251	107,946	111,662	112,772
Long-term debt, net of current portion	—	—	420	496	6,250
Stockholders’ equity	147,049	119,804	97,251	96,876	96,986

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our consolidated financial statements and requires us to make difficult, subjective or complex judgments that could have a material impact on our consolidated financial statements and results of operations. Different estimates that we could have used, or changes in the estimates that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. We also refer you to our “The Company and Summary of Significant Accounting Policies” discussed in the accompanying notes to our consolidated financial statements included elsewhere in this Form 10-K.

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

As of December 31, 2011, our accounts receivable balance was $18.0 million with no allowance for doubtful accounts. During 2011, we decreased our allowance for doubtful accounts by $99,000 compared to the amount as of December 31, 2010 primarily for improved collections worldwide. As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased our allowance for doubtful accounts by $64,000 compared to the amount as of December 31, 2009 primarily for improved collections worldwide. As of December 31, 2009, our accounts receivable balance was $15.4 million, which was net of an allowance for doubtful accounts of $163,000. During 2009, we decreased our allowance by $367,000 compared to the amount as of December 31, 2008 primarily for improved collections from slow-paying customers in Asia. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. During 2011, we utilized $367,000 and charged an additional $29,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011. During 2010, we utilized $703,000 and charged an additional $309,000 resulting in the allowance for sales returns of $462,000 as of December 31, 2010. During 2009, we utilized $119,000 and charged an additional $842,000 resulting in the allowance for sales returns of $856,000 as of December 31, 2009.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2011 and 2010, accrued product warranties totaled $1.0 million and $740,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory and provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2011 and 2010, we had an inventory reserve of $12.3 million and $11.5 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2011, 2010 or 2009.

Fair Value of Investments

In the current market environment, the assessment of the fair value of investment instruments can be difficult and subjective. Although the volume of trading activity of certain investment instruments has increased in 2011, the rapid changes occurring in today’s financial markets may lead to changes in the fair value of financial instruments in relatively short periods of time. ASC 820 establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2011 and 2010.

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

See Note 13—”Income Taxes” in the consolidated financial statements for additional information.

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned joint ventures. During 2011, we continued to qualify our germanium substrates with satellite and terrestrial solar cell system manufacturers in the United States, Europe, Asia and the Middle East.

Continuing Operations

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. We also have joint ventures in China that provide us favorable pricing, reliable supply and shorter lead-times for raw materials central to our final manufactured products.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Our business also depends in part on worldwide economic conditions. During 2011, the United States and other key international economies continued to recover from the recent economic downturn and our business has grown as a whole. Although we experienced some fluctuation in the customer demand for the GaAs substrates that are used for end-products in the wireless market, our revenues have grown in all other substrates including semi-conducting GaAs substrate, InP substrate and Ge substrate. These results reflect both strong growth in our markets as well as continued share gains and improved operational execution across our entire organization. Should the worldwide economic conditions continue to recover and customer demand becomes stable, we believe that we are well positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

Revenue

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
($ in thousands)	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
GaAs	$63,697	$67,591	$41,054	$(3,894)	(5.8)%	$26,537	64.6%
InP	5,182	4,038	2,375	1,144	28.3	1,663	70.0
Ge	11,635	8,955	5,440	2,680	29.9	3,515	64.6
Raw Materials	23,606	14,884	6,440	8,722	58.6	8,444	131.1
Other	1	25	55	(24)	(96.0)	(30)	(54.5)
Total revenue	$104,121	$95,493	$55,364	$8,628	9.0%	$40,129	72.5%

Revenue increased by $8.6 million or 9.0%, to $104.1 million in 2011 from $95.5 million in 2010. Total GaAs substrate revenue decreased $3.9 million, or 5.8%, to $63.7 million in 2011 from $67.6 million in 2010. The decrease in revenue was primarily due to reduced orders from a few big customers as demand fell in the wireless market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, decreased by $7.1 million to $20.7 million in 2011 compared to $27.8 million in 2010 primarily due to reduced orders from a few big customers as demand fell in the wireless market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, increased by $3.2 million to $43.0 million in 2011 compared to $39.8 million in 2010 primarily due to increased worldwide adoption and investment in LED technology in many applications in 2011 compared to the prior year.

Revenue increased by $40.1 million or 72.5%, to $95.5 million in 2010 from $55.4 million in 2009. Total GaAs substrate revenue increased $26.5 million, or 64.6%, to $67.6 million in 2010 from $41.1 million in 2009. The increase in revenue was primarily due to the stronger demand environment worldwide in 2010 compared to 2009, particularly for our GaAs product. Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, increased by $10.6 million to $27.8 million in 2010 compared to $17.2 million in 2009 primarily due to strong sales of wireless devices. Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, increased by $15.9 million to $39.8 million in 2010 compared to $23.9 million in 2009 primarily due to strong sales of wireless devices as well as the increasing worldwide adoption and investment in LED technology in many applications, compared to the worldwide economic slowdown we experienced in the prior year.

InP substrate revenue increased by $1.1 million, or 28.3%, to $5.2 million in 2011 compared to $4.0 million in 2010 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide. InP substrate revenue increased by $1.7 million, or 70.0%, to $4.0 million in 2010 compared to $2.4 million in 2009 as demand from customers in the optical networking industry increased.

Ge substrate revenue increased by $2.7 million, or 29.9%, to $11.6 million in 2011 from $9.0 million in 2010. Our Ge substrate revenue increased as demand from our customers increased for satellite applications and for concentrated photovoltaic solar applications. We continued to make progress in our penetration of the solar cell market, particularly in satellite applications. Ge substrate revenue increased by $3.5 million, or 64.6%, to $9.0 million in 2010 from $5.4 million in 2009. Our Ge substrate revenue increased primarily due to demand increased for concentrated photovoltaic solar applications from our German and Chinese customers.

Raw materials revenue increased by $8.7 million, or 58.6%, to $23.6 million in 2011 from $14.9 million in 2010 primarily as a result of increased demand from our new and existing customers for 4N raw gallium, as well as from increased selling prices. However, the selling price of gallium has begun to stabilize and we expect that this will affect our raw material revenue in future years. Raw materials revenue increased by $8.4 million, or 131.1%, to $14.9 million in 2010 from $6.4 million in 2009 as a result of increased demand of 4N raw gallium.

Our raw materials business has increasingly become an important part of our business, as it provides us protection against raw materials pricing increases and supply constraints. Since we are able to supply raw materials necessary for the production of our substrates at favorable prices, our ability to sell such materials in the open market, at market prices, also provides us with pricing protection. We expect to continue to expand our raw materials sales efforts. However, the selling price of gallium has begun to stabilize and we expect that this will affect our raw material revenue in future years.

Revenue by Geographic Region

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
($ in thousands)	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
North America*	$20,471	$20,739	$10,701	$(268)	(1.3)%	$10,038	93.8%
% of total revenue	20%	22%	19%
Europe	21,082	18,838	10,489	2,244	11.9	8,349	79.6
% of total revenue	20%	20%	19%
Japan	13,749	11,857	7,777	1,892	16.0	4,080	52.5
% of total revenue	13%	12%	14%
Taiwan	9,813	14,834	10,453	(5,021)	(33.8)	4,381	41.9
% of total revenue	9%	15%	19%
Asia Pacific (excluding Japan and Taiwan)	39,006	29,225	15,944	9,781	33.5	13,281	83.3
% of total revenue	38%	31%	29%
Total revenue	$104,121	$95,493	$55,364	$8,628	9.0%	$40,129	72.5%

*	Primarily the United States.

Sales to customers located outside of North America represented approximately 80%, 78%, and 81% of our revenue during 2011, 2010 and 2009, respectively.

Revenue from customers located in North America decreased by $268,000, or 1.3%, to $20.5 million in 2011 from $20.7 million in 2010. This decrease in 2011 was due to a decrease in the demand for GaAs substrates of $1.9 million, reflecting the slower demand in the wireless market, offset by an increase in the demand for raw materials of $935,000 primarily from 4N raw gallium and an increase in the demand for InP substrates of $637,000 used in the optical networking industry. Revenue from customers located in North America increased by $10.0 million, or 93.8%, to $20.7 million in 2010 from $10.7 million in 2009. This increase in 2010 was due to an increase in the demand for substrates of $9.2 million and an increase in the demand for raw materials of $837,000 due to the stronger demand environment compared to the economic slowdown we experienced in the prior year.

Revenue from customers located in Europe increased by $2.2 million, or 11.9%, to $21.1 million in 2011 from $18.8 million in 2010. This increase was mainly from increased sales of $2.8 million primarily of GaAs substrates, Ge substrates and 4N raw gallium to customers in Germany, increased sales of $911,000 primarily of GaAs substrates to customers in the United Kingdom, offset by decreased sales of $1.7 million primarily of GaAs substrates to customers in France. Revenue from customers located in Europe increased by $8.3 million, or 79.6%, to $18.8 million in 2010 from $10.5 million in 2009. This increase was mainly from increased sales of $5.6 million primarily of GaAs substrates and Ge substrates to customers in Germany, increased sales of $1.2 million primarily of GaAs substrates to customers in France and $1.1 million in raw materials sales to customers in Slovakia.

Revenue from customers located in Japan increased by $1.9 million, or 16.0%, to $13.7 million in 2011 from $11.9 million in 2010. The increase mainly came from increased sales of semi-conducting GaAs substrates of $3.1 million, increased raw material sales of $1.5 million and increased sales of Ge substrates of $246,000, offset by decreased sales of semi-insulating GaAs substrates of $3.3 million reflecting the slower demand in wireless market. Revenue from customers in Japan increased by $4.1 million, or 52.5%, to $11.9 million in 2010 from $7.8 million in 2009. The increase mainly came from increased sales of substrates of all sizes amounting to $3.0 million and increased raw material sales of $960,000.

Revenue from customers in Taiwan decreased by $5.0 million, or 33.8%, to $9.8 million in 2011 from $14.8 million in 2010. This decrease was mainly from decreased sales of GaAs substrates as demand for both semi-insulating and semi-conducting substrates decreased from a few big customers. Revenue from customers in Taiwan increased by $4.4 million, or 41.9%, to $14.8 million in 2010 from $10.5 million in 2009. This increase was mainly from increased sales of $3.6 million of GaAs substrates as demand for both semi-insulating and semi-conducting substrates increased.

Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) increased by $9.8 million, or 33.5%, to $39.0 million in 2011 from $29.2 million in 2010. The increase was mainly from increased sales of $8.7 million to customers in the PRC due to increases primarily in demand for raw materials and all substrates and increased sales of $1.0 million primarily from GaAs substrates to customers in Singapore and Korea. Revenue from customers in the Asia Pacific (excluding Japan and Taiwan) increased by $13.3 million, or 83.3%, to $29.2 million in 2010 from $15.9 million in 2009. The increase was mainly from increased sales of $8.1 million to customers in the PRC due to an increase primarily in demand for raw materials and substrates, and increased sales of $4.4 million primarily from GaAs substrates to customers in Singapore.

Gross Margin

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$44,782	$36,495	$13,869	$8,287	22.7%	$22,626	163.1%
Gross Margin %	43.0%	38.2%	25.1%

Gross margin increased to 43.0% of total revenue in 2011 from 38.2% of total revenue in 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots, continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the prior year. The 2011 quarterly trend of gross margin for the first quarter to the fourth quarter of 43.4%, 46.7%, 43.3% and 36.9%, respectively, demonstrates the high rate of absorption of manufacturing overhead with higher production volume in the earlier quarters of the year.  The lower 36.9% gross margin for the fourth quarter was due to the lower rate of absorption of manufacturing overhead as a result of fluctuation of customers’ orders in the wireless market towards the end of the year.

Gross margin increased to 38.2% of total revenue in 2010 from 25.1% of total revenue in 2009. Sales product mix, process improvements in production such as longer ingots and first pass yield improvements in wafers, and improved slicing methods contributed to higher gross profit for the year ended December 31, 2010. Our manufacturing facility in Beijing was operating at a higher utilization capacity in 2010 compared to the prior year, which resulted in higher absorption rates. The 2010 quarterly trend of gross margin for the first quarter to the fourth quarter of 36.1%, 36.8%, 39.3% and 39.8%, respectively, demonstrates the high rate of absorption of manufacturing overhead with higher production volume.  The lower 25.1% gross margin for the year ended December 31, 2009 was primarily due to the low rate of absorption of manufacturing overhead as a result of reduced sales and hence lower production volume.

Selling, General and Administrative Expenses

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$14,836	$13,972	$13,389	$864	6.2%	$583	4.4%
% of total revenue	14.2%	14.6%	24.2%

Selling, general and administrative expenses increased $864,000 to $14.8 million for 2011 compared to $14.0 million for 2010. The increase was primarily due to (i) $606,000 higher health insurance costs in China compared to a health insurance refund received in the prior year, (ii) $363,000 higher labor costs from annual salary increases and increased average headcount, (iii) $323,000 higher taxes and registration expenses primarily from new business taxes levied on all foreign-owned companies in China., partially offset by (iv) $517,000 lower selling expenses mainly due to absence of severance cost and personnel cost after the departure of one of the executive officers at the end of 2010. We expect our selling, general administrative expenses may increase in the future with rising costs of doing business in China for increasing labor costs, business taxes and utilities expenses.

Selling, general and administrative expenses increased $583,000 to $14.0 million for 2010 compared to $13.4 million for 2009. The increase was primarily due to (i) $1.0 million higher commission and bonus accrual based on improved company performance, (ii) $346,000 higher accounting fees for the integrated audit including the SOX audit for 2010, which was not required for 2009, (iii) $283,000 higher legal fees incurred in fourth quarter of 2010 to conclude the royalty negotiation with Sumitomo, partially offset by (iv) $567,000 lower legal fees as certain legal fees incurred in 2009 did not recur in 2010, and (v) $376,000 lower severance cost.

Research and Development Expenses

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development expenses	$2,473	$2,339	$1,569	$134	5.7%	$770	49.1%
% of total revenue	2.4%	2.4%	2.8%

Research and development expenses increased $134,000, or 5.7%, to $2.5 million for 2011, from $2.3 million for 2010 primarily due to higher labor costs from increased headcount of our joint ventures in China. We expect our rate of expenditures on research and development costs in 2012 to be stable as our joint ventures continue to maintain their efforts in research and development.

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

Interest Income, Net

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$449	$53	$177	$396	747.2%	$(124)	(70.1)%
% of total revenue	0.4%	0.1%	0.3%

Interest income, net increased $396,000 to $449,000 for 2011 from $53,000 for 2010 as a result of higher returns from various investment portfolio mixes and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

Interest income, net decreased $124,000 to $53,000 for 2010 from $177,000 for 2009 as a result of lower returns from various investment portfolio mixes.

Other Income, Net and Noncontrolling Interest

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31,			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income, net	$696	$2,462	$385	$(1,766)	(71.7)%	$2,077	539.5%
% of total revenue	0.7%	2.6%	0.7%
Noncontrolling interest	$5,503	$1,723	$393	$3,780	219.4%	$1,330	338.4%
% of total revenue	5.3%	1.8%	0.7%

Other income, net was $696,000 for 2011 primarily due to net investment gains of $741,000 from our minority-owned joint ventures that are not consolidated, a $319,000 small business development fund received by our joint ventures in China, partially offset by $316,000 withholding tax on foreign dividends from joint ventures and foreign exchange losses of $101,000.

Other income, net was $2.5 million for 2010 primarily due to a $1.2 million net sales tax refund, a realized gain of $346,000 on the sale of investments, investment gains of $259,000 from our minority-owned joint ventures that are not consolidated, foreign exchange gain of $614,000, partially offset by a $109,000 tax on foreign dividends from joint ventures.

Minority interest in earnings of consolidated subsidiaries for the years ended December 31, 2011, 2010, and 2009 were $5.5 million, $1.7 million, and $393,000, respectively. The increase in minority interest from 2010 to 2011 was due to improved profitability from all of our majority-owned consolidated subsidiaries which had higher sales worldwide in 2011. The increase in minority interest from 2009 to 2010 was due to improved profitability from all of our majority-owned consolidated subsidiaries which had higher sales worldwide in 2010.

Provision for Income Taxes

				2010 to 2011		2009 to 2010
	Years Ended Dec. 31			Increase		Increase
	2011	2010	2009	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$2,795	$2,323	$471	$472	20.3%	$1,852	393.2%
% of total revenue	2.7%	2.4%	0.9%

Provision for income taxes for 2011 was $2.8 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2010 to 2011 was due to increased net income of our foreign subsidiaries as well as higher taxable income for state taxes purpose in the U.S. Besides the state taxes liabilities, no income taxes have been provided for U.S. operations due to our available federal net operating loss carryforwards.

Provision for income taxes for 2010 was $2.3 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2009 to 2010 was due to improved profitability of our foreign subsidiaries.

Provision for income taxes for 2009 was $471,000, which was mostly related to our foreign subsidiaries.

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $49.6 million in 2011, $53.1 million in 2010 and $54.7 million in 2009.

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010	2009
	($ in thousands)
Net cash provided by (used in):
Operating activities	$18,132	$11,009	$4,665
Investing activities	(15,430)	(5,272)	2,365
Financing activities	(999)	474	(3,692)
Effect of exchange rate changes	729	579	30
Net change in cash and cash equivalents	2,432	6,790	3,368
Cash and cash equivalents—beginning period	23,724	16,934	13,566
Cash and cash equivalents—end of period	26,156	23,724	16,934
Short and long-term investments—end of period	14,486	17,251	18,469
Total cash, cash equivalents and short-term and long-term investments	$40,642	$40,975	$35,403

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of December 31, 2011, our principal sources of liquidity were $40.6 million of which $15.0 million was held by our consolidated joint ventures, consisting of cash and cash equivalents of $26.2 million, short-term investments of $5.5 million and long-term investments of $9.0 million, a decrease of $400,000 from $41.0 million as of December 31, 2010. The $2.4 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $18.1 million, offset by net cash used in investing activities of $15.4 million and net cash used in financing activities of $999,000. Short-term and long-term investments decreased by $2.8 million to $14.5 million from $17.3 million.

Cash and cash equivalents and short-term and long-term investments increased $5.6 million to $41.0 million as of December 31, 2010 from $35.4 million as of December 31, 2009. The $6.8 million increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $11.0 million, and net cash provided by financing activities of $474,000, partially offset by net cash used in investing activities of $5.3 million. Short-term and long-term investments decreased by $1.2 million to $17.3 million from $18.5 million.

Net cash provided by operating activities of $18.1 million for 2011 was primarily comprised of our net income of $25.8 million, adjusted for non-cash items of depreciation of $3.4 million, stock-based compensation of $896,000, amortization of marketable securities premium of $368,000, a realized loss on sale of investments of $8,000 and a net increase of $12.4 million in assets and liabilities. The $12.4 million net increase in assets and liabilities primarily resulted from a $9.8 million increase in inventories, a $4.0 million decrease in accounts payable and accrued liabilities, a $3.3 million increase in prepaid expenses and other current assets and a $781,000 decrease in other long-term liabilities, partially offset by a $5.2 million decrease in accounts receivable and a $426,000 decrease in other assets.

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

Net cash provided by operating activities of $4.7 million for 2009 was primarily comprised of our net loss of $1.5 million, adjusted for non-cash items of depreciation of $3.1 million, stock-based compensation of $766,000, a restructuring charge of $507,000, and a $164,000 loss on sale of investments, partially offset by a realized gain on sale of property, plant and equipment of $237,000, and by a net decrease of $1.9 million in assets and liabilities. The net decrease in assets and liabilities of $1.9 million resulted from a $7.4 million decrease in inventories, net, a $717,000 decrease in prepaid expenses, partially offset by a $3.9 million increase in accounts receivable, net, a $1.1 million decrease in accounts payable, a $769,000 increase in other assets, a $390,000 decrease in accrued liabilities, and a $27,000 decrease in other long-term liabilities.

Net cash used in investing activities of $15.4 million for the year ended December 31, 2011 was primarily from the purchase of property, plant and equipment of $13.1 million mainly in capital projects at our China facilities, investments in new joint ventures of $3.0 million, loans from our consolidated joint ventures to their equity investment entities of $1.6 million offset by net proceeds from investment securities totaling $2.2 million.

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

In January 2012, we have agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We have committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. The investment of $12.5 million in one of the projects will be funded by cash flow generated by our normal operations supplemented by our existing line of credit. The investment of $5.0 million will be funded by our BoYu joint venture.

In January 2012, we increased the credit facility line of credit maintained by us with a bank from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  As of December 31, 2011 and 2010, we had not used the $3.0 million line of credit.

Net cash used in financing activities was $999,000 for the year ended December 31, 2011 consisted of $1.6 million of dividends paid by joint ventures, offset by $637,000 from the proceeds from the exercise of employee stock options.

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

Contractual Obligations

We lease certain office space, manufacturing facilities and property under long-term operating leases expiring at various dates through November 2015. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $460,000, $308,000, and $298,000 for year ended December 31, 2011, 2010 and 2009, respectively.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. Royalty expense under this agreement was $1.3 million for the year ended December 31, 2011 and was included in cost of revenue.

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,348	$376	$686	$286	$—
Royalty agreement	5,500	1,375	1,600	1,375	1,150
Total	$6,848	$1,751	$2,286	$1,661	$1,150

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2011. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except	Dec. 31,	*Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
for per share amounts)	2011	2011	2011	2011	2010	2010	2010	2010
Revenue	$21,219	$28,305	$30,031	$24,566	$26,866	$26,809	$23,177	$18,641
Cost of revenue	13,386	16,042	16,005	13,906	16,169	16,278	14,642	11,909
Gross profit	7,833	12,263	14,026	10,660	10,697	10,531	8,535	6,732
Operating expenses:
Selling, general and administrative	3,851	3,581	3,714	3,690	4,167	3,347	3,039	3,419
Research and development	657	612	699	505	911	462	515	451
Total operating expenses	4,508	4,193	4,413	4,195	5,078	3,809	3,554	3,870
Income from operations	3,325	8,070	9,613	6,465	5,619	6,722	4,981	2,862
Interest income (expense), net	190	103	69	87	37	26	(25)	15
Other income and (expense), net	253	356	450	(363)	385	442	1,556	79
Income before provision for income taxes	3,768	8,529	10,132	6,189	6,041	7,190	6,512	2,956
Provision for income taxes	162	667	1,064	902	646	871	560	246
Net income	3,606	7,862	9,068	5,287	5,395	6,319	5,952	2,710
Less: Net income attributable to noncontrolling interest	1,040	1,378	2,006	1,079	496	680	417	130
Net income attributable to AXT, Inc	$2,566	$6,484	$7,062	$4,208	$4,899	$5,639	$5,535	$2,580
Net income attributable to AXT, Inc. per common share:
Basic	$0.08	$0.20	$0.22	$0.13	$0.16	$0.18	$0.18	$0.08
Diluted	$0.08	$0.19	$0.21	$0.13	$0.15	$0.17	$0.17	$0.08
Weighted average number of common shares outstanding:
Basic	31,991	31,944	31,831	31,718	31,061	30,944	30,834	30,743
Diluted	32,822	33,126	33,093	33,199	32,614	32,509	32,172	31,792

*Certain reclassifications have been made between cost of revenue and selling, general and administrative expenses. The reclassifications have no impact on reported total assets, stockholders’ equity and net income.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the renminbi, the local currency of China, where our operating expenses are predominantly in the local currency. Since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. The U.S. is currently pressuring China to revalue the renminbi, which could adversely affect our operation costs and results of operations. If we do not effectively manage against these risks, our cash flows and financial condition may be adversely affected.

In July 2005, China agreed to a shift in Chinese currency policy. It established a 2% revaluation of the renminbi and referenced the renminbi to a basket of currencies, with a daily trading band of +/−0.3%. Depending on market conditions and the state of the Chinese economy, it is possible that China will make more adjustments in the future. Over the next five to ten years, China may move to a managed float system, with opportunistic interventions. This may negatively impact the United States dollar and U.S. interest rates, which, in turn, could negatively impact our operating results and financial condition. The functional currency of our Chinese subsidiaries, including our joint ventures, is the local currency; since most of our operations are conducted in China, most of our costs are incurred in Chinese currency, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these subsidiaries, as well as in translation of the assets and liabilities of these assets at each balance sheet date. These risks may be increased by the fluctuation and revaluation of the Chinese renminbi. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of December 31, 2011 and 2010, we had no outstanding commitments with respect to foreign exchange contracts.

During 2011, we recorded net realized foreign exchange losses of $101,000, included as part of other income in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2011, we recorded unrealized foreign currency gains of $1.7 million related to currency translation which are included in the balance of accumulated other comprehensive income on our consolidated balance sheet.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2011	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$25,299	0.38%	$96	$87	$106
Cash equivalents	857	0.14	1	1	1
Investment in debt and equity instruments	14,486	3.51	508	457	559
			$605	$545	$666

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Our cash, cash equivalents and short-term investments are in high-quality securities placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers accounted for 10% or more of our trade accounts receivable balance at 33% and 12%, respectively, as of December 31, 2011. One customer accounted for 10% or more of our trade accounts receivable balance at 30% as of December 31, 2010.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2011 and 2010, the direct minority investments totaled $392,000, and the indirect minority investments totaled $1.3 million and $341,000, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 48, and is incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On January 17, 2012, our credit line account with UBS Bank USA (“UBS”) was increased from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  Our original credit line account with UBS was opened in December 2008 pursuant to a Credit Line Account Application and Agreement for Organizations and Businesses.  The credit line account is for an uncommitted, demand credit facility.  Loans made under this account are subject to final credit and bank approval.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2012

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 15, 2012 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information set forth in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2012

AXT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$26,156	$23,724
Short-term investments	5,505	10,079
Accounts receivable, net of allowances of $124 and $561 as of December 31, 2011 and 2010, respectively	17,966	23,076
Inventories	46,012	35,986
Related party notes receivable - current	412	—
Prepaid expenses and other current assets	7,052	4,090
Total current assets	103,103	96,955
Long-term investments	8,981	7,172
Property, plant and equipment, net	34,282	24,240
Related party notes receivable - long-term	2,021	—
Other assets	14,101	11,884
Total assets	$162,488	$140,251
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,286	$7,094
Accrued liabilities	7,597	7,745
Total current liabilities	10,883	14,839
Long-term portion of royalty payments	4,125	5,500
Other long-term liabilities	431	108
Total liabilities	15,439	20,447
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2011 and 2010 (Liquidation preference of $5.8 million and $5.6 million as of December 31, 2011 and 2010, respectively)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,222 and 31,877 shares issued and outstanding as of December 31, 2011 and 2010, respectively	32	32
Additional paid-in-capital	191,554	190,021
Accumulated deficit	(62,157)	(82,477)
Other comprehensive income	5,818	4,652
AXT, Inc. stockholders’ equity	138,779	115,760
Noncontrolling interests	8,270	4,044
Total stockholders’ equity	147,049	119,804
Total liabilities and stockholders’ equity	$162,488	$140,251

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$104,121	$95,493	$55,364
Cost of revenue	59,339	58,998	41,495
Gross profit	44,782	36,495	13,869
Operating expenses:
Selling, general, and administrative	14,836	13,972	13,389
Research and development	2,473	2,339	1,569
Restructuring charge	—	—	507
Total operating expenses	17,309	16,311	15,465
Income (loss) from operations	27,473	20,184	(1,596)
Interest income, net	449	53	177
Other income, net	696	2,462	385
Income (loss) before provision for income taxes	28,618	22,699	(1,034)
Provision for income taxes	2,795	2,323	471
Net income (loss)	25,823	20,376	(1,505)
Less: Net income attributable to noncontrolling interest	(5,503)	(1,723)	(393)
Net income (loss) attributable to AXT, Inc	$20,320	$18,653	$(1,898)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.63	$0.60	$(0.07)
Diluted	$0.61	$0.57	$(0.07)
Weighted average number of common shares outstanding:
Basic	31,872	31,008	30,500
Diluted	33,061	32,512	30,500

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common Stock
	Preferred				Additional		Other	AXT, Inc.		Total
	Stock				Paid In	Accumulated	Comprehensive	stockholders’	Noncontrolling	stockholders’	Comprehensive
	Shares	$	Shares	$	Capital	Deficit	Income/(loss)	equity	interests	equity	Income/(loss)
Balance as of December 31, 2008	883	$3,532	30,513	$30	$186,754	$(99,232)	$2,580	$93,664	$3,212	$96,876	$(391)
Common stock options exercised			246		351			351		351
Stock-based compensation					766			766		766
Issuance of common stock in the form of restricted stock			121
Comprehensive loss:
Net loss						(1,898)		(1,898)	393	(1,505)	(1,898)
Dividend declared by joint ventures									(957)	(957)
Change in unrealized (loss) gain on marketable securities							1,750	1,750		1,750	1,750
Currency translation adjustment							(30)	(30)		(30)	(30)
Balance as of December 31, 2009	883	3,532	30,880	30	187,871	(101,130)	4,300	94,603	2,648	97,251	$(178)
Common stock options exercised			876	2	1,495			1,497		1,497
Stock-based compensation					655			655		655
Issuance of common stock in the form of restricted stock			121
Comprehensive income:
Net income						18,653		18,653	1,723	20,376	18,653
Dividend declared by joint ventures									(527)	(527)
Change in unrealized (loss) gain on marketable securities							(144)	(144)		(144)	(144)
Currency translation adjustment							496	496	200	696	496
Balance as of December 31, 2010	883	3,532	31,877	32	190,021	(82,477)	4,652	115,760	4,044	119,804	$19,005
Common stock options exercised			251		637			637		637
Stock-based compensation					896			896		896
Issuance of common stock in the form of restricted stock-net			94
Comprehensive income:
Net income						20,320		20,320	5,503	25,823	20,320
Dividend declared by joint ventures									(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities							(161)	(161)		(161)	(161)
Currency translation adjustment							1,327	1,327	359	1,686	1,327
Balance as of December 31, 2011	883	$3,532	32,222	$32	$191,554	$(62,157)	$5,818	$138,779	$8,270	$147,049	$21,486

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$25,823	$20,376	$(1,505)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	3,410	2,916	3,058
Amortization (accretion) of marketable securities premium/discount	368	316	(12)
Stock-based compensation	896	655	766
Realized loss (gain) on sale of investments	8	(346)	164
Restructuring charge	—	—	507
(Gain) loss on disposal of property, plant and equipment	6	5	(237)
Changes in assets and liabilities:
Accounts receivable, net	5,165	(7,726)	(3,880)
Inventories	(9,839)	(8,288)	7,352
Prepaid expenses and other current assets	(3,313)	(1,684)	717
Other assets	426	(5,689)	(769)
Accounts payable	(3,840)	1,530	(1,079)
Accrued liabilities	(197)	3,187	(390)
Other long-term liabilities	(781)	5,757	(27)
Net cash provided by operating activities	18,132	11,009	4,665
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,102)	(6,386)	(1,963)
Proceeds from disposal of property, plant and equipment	33	10	430
Purchases of available for sale securities	(13,951)	(18,982)	(3,012)
Proceeds from available for sale securities	16,179	20,086	3,897
Investments in joint ventures	(3,024)	—	—
Loans to related parties	(1,565)	—	—
Decrease in restricted deposits	—	—	3,013
Net cash provided by (used in) investing activities	(15,430)	(5,272)	2,365
Cash flows from financing activities:
Proceeds from common stock options exercised	637	1,497	351
Dividends paid by joint ventures	(1,636)	(527)	(957)
Payment on line of credit	—	—	(3,013)
Long-term debt payments	—	(496)	(73)
Net cash provided by (used in) financing activities	(999)	474	(3,692)
Effect of exchange rate changes on cash and cash equivalents	729	579	30
Net increase in cash and cash equivalents	2,432	6,790	3,368
Cash and cash equivalents at the beginning of the year	23,724	16,934	13,566
Cash and cash equivalents at the end of the year	$26,156	$23,724	$16,934
Supplemental disclosures:
Interest paid	$—	$14	$72
Income taxes paid	$3,234	$1,979	$887

See accompanying notes to consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through our joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles, and boron oxide (B2O3). AXT’s ownership interest in these entities ranges from 25 percent to 83 percent. We consolidate the joint ventures in which we own a majority or controlling share and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase the materials produced by these ventures for our own use and sell other portions of their production to third parties.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries and joint ventures that are consolidated, we reflect the noncontrolling interest of the portion we do not own on our Consolidated Balance Sheets in Stockholders’ Equity and in our Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, short-term investments and long-term investments, accounts payable and accrued liabilities approximate fair value due to their short maturities.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Accounting for Sales Taxes in Net Revenues

We report sales taxes collected on sales of our products as a component of net revenues and as accrued liabilities on our consolidated balance sheets. The amount is immaterial for fiscal years 2011, 2010 and 2009.

Risks and Concentration of Credit Risk

Our business is very dependent on the semiconductor industry, which is highly cyclical and has historically experienced downturns as a result of economic changes, overcapacity, and technological advancements. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. In addition, a significant portion of our revenues and net income is derived from international sales. Fluctuations of the United States dollar against foreign currencies and changes in local regulatory or economic conditions, particularly in an emerging market such as China, could adversely affect operating results.

We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer represented 18%, 19% and 15% of revenue for the year ended December 31, 2011, 2010 and 2009, respectively. Our top five customers represented 35%, 40% and 41% of revenue for the year ended December 31, 2011, 2010 and 2009, respectively. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future. Two customers accounted for 10% or more of our trade accounts receivable balance as of December 31, 2011 at 33% and 12%, respectively.. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2010 at 30%.

Cash Equivalents and Short-Term and Long-Term Investments

We classify our investments in debt and equity securities as available-for-sale securities as prescribed by ASC topic 320, Debt and Equity Securities (“ASC 320”). We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term and long-term investments are comprised of marketable debt securities, which consist primarily of certificates of deposit, U.S. government securities, and corporate notes and bonds. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income, net in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in other income, net in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns

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

As of December 31, 2011, our accounts receivable balance was $18.0 million with no allowance for doubtful accounts accrued. During 2011, we decreased this allowance for doubtful accounts by $99,000 primarily for improved collections worldwide. As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased this allowance for doubtful accounts by $64,000 primarily for improved collections worldwide. As of December 31, 2009, our accounts receivable balance was $15.4 million, which was net of an allowance for doubtful accounts of $163,000. During 2009, we decreased this allowance by $367,000 primarily for improved collections from slow-paying customers in Asia, resulting in the allowance for doubtful accounts of $163,000 as of December 31, 2009.  No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the period.

The allowance for sales returns is also deducted from gross accounts receivable. During 2011, we utilized $367,000 and charged an additional $29,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011. During 2010, we utilized $703,000 and charged an additional $309,000 resulting in the allowance for sales returns of $462,000 as of December 31, 2010. During 2009, we utilized $119,000 and charged an additional $842,000 resulting in the allowance for sales returns of $856,000 as of December 31, 2009.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2011 and 2010.

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

Impairment of Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans and Stock-based Compensation. We account for stock-based compensation in accordance with the provisions of ASC topic 718, Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the award. All of our stock compensation is accounted for as an equity instrument.

Research and Development

Research and development costs consist primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2011, 2010, and 2009 were $16,000, $83,000 and $71,000, respectively.

Shipping and Handling costs

We include fees billed to customers and costs incurred for shipping and handling as a component of cost of sales.

Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The impact of ASC 740 is more fully described in Note 13.

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

	As of December 31,
	2011	2010
Accumulated other comprehensive income:
Unrealized gain on investments, net	$(132)	$29
Cumulative translation adjustment	6,509	4,823
	6,377	4,852
Less: Cumulative translation adjustment attributable to the noncontrolling interest	559	200
Accumulated other comprehensive income attributable to AXT, Inc.	$5,818	$4,652

	Years ended December 31,
	2011	2010	2009
Net income (loss) attributable to AXT, Inc.	$20,320	$18,653	$(1,898)
Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	1,686	696	(30)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(161)	(144)	1,750
Total other comprehensive income, net of tax	1,525	552	1,720
Comprehensive income (loss)	21,845	19,205	(178)
Less: Comprehensive income attributable to the noncontrolling interest	359	200	—
Comprehensive income (loss) attributable to AXT, Inc.	$21,486	$19,005	$(178)

Net Income (Loss) Per Share

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 (“ASU No. 2011-08), “Intangibles — Goodwill and Other (Topic 350).” This standard is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This standard will become effective for fiscal years that begin after December 15, 2011, with early adoption permitted. The standard will become effective for us in January 2012 and the adoption is not expected to have a material impact on our consolidated results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income (Topic 220)”. This standard eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. The Company will have the option to present the total of comprehensive income, the component of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2011 and interim and annual periods thereafter. The standard will become effective for us for the three months ended March 31, 2012 and is not expected to have a material impact on our consolidated results of operations and financial condition.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRS,” which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  This guidance will be effective for interim and annual periods beginning after December 15, 2011.  The standard will become effective for us for the three months ended March 31, 2012 and is not expected to have a material impact on our existing fair value measurements or disclosures.

Note 2. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$25,299	$—	$—	$25,299	$22,736	$—	$—	$22,736
Cash equivalents:
Money market fund	857	—	—	857	988	—	—	988
Total cash equivalents	857	—	—	857	988	—	—	988
Total cash and cash equivalents	26,156	—	—	26,156	23,724	—	—	23,724
Investments:
Certificates of Deposit	3,561	5	(3)	3,563	3,360	11	—	3,371
US Treasury and agency securities	1,200	—	(1)	1,199	4,903	8	(2)	4,909
Corporate bonds	9,859	2	(137)	9,724	8,961	10	—	8,971
Total investments	14,620	7	(141)	14,486	17,224	29	(2)	17,251
Total cash, cash equivalents and investments	$40,776	$7	$(141)	$40,642	$40,948	$29	$(2)	$40,975
Contractual maturities on investments:
Due within 1 year	$5,521			$5,505	$10,074			$10,079
Due after 1 through 5 years	9,099			8,981	7,150			7,172
	$14,620			$14,486	$17,224			$17,251

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the year ended December 31, 2011 and 2009, we had $8,000 and $164,000, respectively, of gross realized losses on sales of our available-for-sale securities. For the year ended December 31, 2010, we had $346,000 of gross realized gains on sales of our available-for-sale securities.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2011 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 (in thousands):

	In Loss Position < 12 months		Total In Loss Position
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)
Investments:
Certificates of Deposit	678	(3)	678	(3)
US Treasury and agency securities	1,199	(1)	1,199	(1)
Corporate bonds	$8,221	$(137)	$8,221	$(137)
Total in loss position	$10,098	$(141)	$10,098	$(141)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all the companies, including minority investments indirectly in privately-held companies through our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $8.3 million and $4.8 million as of December 31, 2011 and 2010, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method. As of both December 31, 2011 and 2010, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the consolidated balance sheets.

Fair Value Measurements

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of December 31, 2011, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify all of our available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2011 (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund – cash	$857	$857	$—
Certificates of deposit	3,563	—	3,563
US Treasury and agency securities	1,199	—	1,199
Corporate bonds	9,724	—	9,724
Total	$15,343	$857	$14,486
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during 2011.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	As of December 31,
	2011	2010
Inventories:
Raw materials	$25,460	$16,477
Work in process	15,753	15,839
Finished goods	4,799	3,670
	$46,012	$35,986

As of December 31, 2011 and 2010, carrying values of inventories were net of inventory reserve of $12.3 million and $11.5 million, respectively, for excess and obsolete inventory.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.6 million with one of its equity investment entities. Under the loan agreement, JiYa loaned $779,000 to its equity investment entity in August 2011 and the remaining amount of $868,000 will be loaned during the three months ending March 31, 2012 and has been included as part of accrued liabilities on the consolidated balance sheets. The term of the loan is two years and ten months and the equity investment entity will repay JiYa in three installments with the first installment of $412,000 due in December 2012, the second installment of $823,000 due in December 2013, and last installment of $412,000 due in May 2014. As of December 31, 2011, we included $412,000 in “Related party notes receivable – short term” and $1.2 million in “Related party notes receivable – long term” in the consolidated balance sheets.

In August 2011, our consolidated joint venture, Jin Mei loaned $786,000 to its equity investment entity for construction purposes. As of December 31, 2011, this balance was included in “Related party notes receivable – long term” in the consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2011	2010
Property, plant and equipment:
Building	$19,997	$17,841
Machinery and equipment	32,242	28,744
Leasehold improvements	2,330	2,123
Construction in progress	11,574	4,139
	66,143	52,847
Less: accumulated depreciation and amortization	(31,861)	(28,607)
	$34,282	$24,240

Depreciation and amortization expense was $3.4 million, $2.9 million, and $3.1 million for the years ended 2011, 2010, and 2009, respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2011	2010	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$996	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$1,998	$1,998

Jiangsu Dongfang Electric, Inc.	$2,167	$—	Equity	46%
Xilingol Tongli Germanium Co. Ltd	3,881	3,437	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,001	1,055	Equity	25%
	$7,049	$4,492

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

During 2011, 2010 and 2009, the three consolidated joint ventures generated $12.5 million, $5.3 million and $1.2 million of income, respectively, of which $5.5 million, $1.7 million and $393,000, respectively was allocated to minority interests, resulting in $7.0 million, $3.6 million and $826,000, respectively to our net income.

We have added a new equity investment entity during the year ended December 31, 2011. The investment balances for all of these three equity investment entities are included in other assets in our consolidated balance sheets and totaled $7.0 million and $4.5 million as of December 31, 2011 and 2010, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

The equity earnings from all of these three minority-owned joint ventures that are not consolidated are recorded as other income, net and totaled $520,000 for 2011. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income, net and totaled $259,000 and $484,000 for 2010 and 2009, respectively.

Undistributed retained earnings relating to our investments in all these companies were $23.8 million, $16.3 million, and $12.4 million as of December 31, 2011, 2010 and 2009, respectively. Net income recorded from all of these joint ventures was $7.5 million, $3.8 million, and $1.3 million for the year ended December 31, 2011, 2010 and 2009, respectively

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2011 and 2010, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $1.3 million and $341,000, respectively.

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the years ended December 31, 2011, 2010 and 2009, respectively.

				Our share for the
	Years Ended			Years Ended
				December 31,

	2011	2010	2009	2011	2010	2009
Net Sales	$21,340	$13,009	$11,660	$4,886	$3,252	$2,915
Gross profit	7,576	3,697	4,063	1,638	924	1,016
Operating income	3,819	899	1,763	731	225	441
Net income	2,900	973	1,936	549	243	484

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized balance sheet information (in thousands) as of December 31, 2011 and 2010, respectively.

	As of December 31,

	2011	2010
Current assets:
Cash	$7,419	$2,386
Accounts receivable, net	4,157	811
Notes receivable	1,412	957
Inventory	3,647	1,724
Other current assets	757	2,198
Total current assets	17,392	8,076
Property, plant and equipment, net	32,371	17,246
Other assets	1,407	1,261
Total assets	$51,170	$26,583
Current liabilities:
Accounts payable	$6,444	$1,899
Advances from customers	19	1
Long term debt, current portion	793	757
Other payables	7,266	567
Dividend payable	2,186	2,237
Total current liabilities	16,708	5,461
Long term debt, net of current portion	3,806	3,180
Other long term liabilities	—	260
Total liabilities	20,514	8,901
Total stockholders’ equity	30,656	17,682
Total liabilities and stockholders’ equity	$51,170	$26,583

Note 7. Other Investments

As of December 31, 2011, we maintain minority investments in two privately-held companies. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2011 and 2010, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the consolidated balance sheets.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2011	2010
Accrued compensation and related charges	$1,807	$1,694
Current portion of royalty payments	1,375	1,622
Accrued product warranty	1,003	740
Loan commitment for related party notes receivable	868	—
Accrued professional services	650	713
Other accrued liabilities	1,894	2,976
	$7,597	$7,745

Note 9. Debt

We have a credit facility maintained by us with a bank with a $3.0 million line of credit. As of December 31, 2011 and 2010, we have an unused $3.0 million line of credit at an annual interest rate of approximately 1.5% over the current LIBOR (London InterBank Offered Rate) fixed funding rate.

Note 10. Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2011 and 2010, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan is a restatement of the 1997 Plan which was scheduled to expire in 2007. The share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. As of December 31, 2007, approximately 2.9 million shares remained available for grant under the 2007 Plan. Awards may be made under the 2007 Plan of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code. As of December 31, 2011, approximately 919,000 shares were available for grant under the 2007 Plan.

The following summarizes our stock option activity under the 1997 Plan and the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2009, 2010, and 2011 (in thousands, except per share data):

Stock Options	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of December 31, 2008	2,764	$2.74	6.61	$92
Granted	789	1.87
Exercised	(247)	1.42
Canceled	(426)	3.73
Balance as of December 31, 2009	2,880	2.46	5.70	3,850
Granted	399	5.93
Exercised	(876)	1.71
Canceled	(123)	7.26
Balance as of December 31, 2010	2,280	3.10	6.40	17,030
Granted	367	4.79
Exercised	(251)	2.54
Canceled	(16)	27.98
Balance as of December 31, 2011	2,380	$3.25	6.25	$3,456
Options vested and expected to vest as of December 31, 2011	2,322	$3.22	6.18	$3,426
Options exercisable as of December 31, 2011	1,412	$2.72	4.56	$2,646

The options outstanding and exercisable as of December 31, 2011 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2011			Options Vested and Exercisable as of December 31, 2011
			Weighted-average
Range of		Weighted-average	Remaining		Weighted-Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$1.18 - $1.38	407	$1.31	2.48	407	$1.31
$1.40 - $1.40	1	$1.40	3.20	1	$1.40
$1.59 - $1.59	328	$1.59	7.29	194	$1.59
$1.88 - $1.91	8	$1.90	2.74	8	$1.90
$2.04 - $2.04	442	$2.04	7.82	224	$2.04
$2.19 - $3.11	260	$2.36	1.10	260	$2.36
$3.14 - $4.09	18	$3.34	3.32	18	$3.34
$4.79 - $4.79	366	$4.79	9.82	0	$0.00
$4.81 - $5.09	65	$4.84	4.99	64	$4.84
$5.83 - $9.69	485	$6.22	7.68	236	$6.51
	2,380	$3.25	6.25	1,412	$2.72

The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 were $1.6 million, $4.3 million and $142,000, respectively. Total fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $705,000, $426,000 and $699,000, respectively. Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 were $637,000, $1.5 million, and $351,000, respectively.

As of December 31, 2011, the total unamortized stock-based compensation cost related to unvested stock options granted to employees under our stock option plans was approximately $1.9 million, net of estimated forfeitures of $136,000. This cost is being amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2011 and 2010, as the amounts are not significant.

Restricted stock awards

A summary of activity related to restricted stock awards for the years ended December 31, 2009, 2010 and 2011 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of December 31, 2008	78,544	$2.12
Granted	120,908	0.88
Vested	(28,792)	2.32
Non-vested as of December 31, 2009	170,660	1.21
Granted	121,237	5.29
Vested	(69,092)	1.48
Forfeited	(4,400)	5.83
Non-vested as of December 31, 2010	218,405	3.30
Granted	97,986	5.21
Vested	(93,264)	2.51
Non-vested as of December 31, 2011	223,127	$4.47

Total fair value of stock awards vested during the years ended December 31, 2011, 2010 and 2009 was $234,000, $102,000 and $67,000, respectively. As of December 31, 2011, we had $854,000 of unrecognized compensation expense, net of forfeitures, related to restricted stock awards, which will be recognized over the weighted average period of 2.5 years.

Stock-based Compensation

We recorded $896,000, $655,000 and $766,000 of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted both before and after the adoption of ASC 718. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$84	$36	$39
Selling, general and administrative	766	562	672
Research and development	46	57	55
Total stock-based compensation	896	655	766
Tax effect on stock-based compensation	—	—	—
Net effect on net income/loss	$896	$655	$766
Shares used in computing basic net income per share	31,872	31,008	30,500
Shares used in computing diluted net income per share	33,061	32,512	30,500
Effect on basic net income/loss per share	$(0.03)	$(0.02)	$(0.03)
Effect on diluted net income/loss per share	$(0.03)	$(0.02)	$(0.03)

We estimate the fair value of stock options using a Black-Scholes valuation model. The weighted-average grant date fair value of our stock options granted to employees during 2011, 2010, and 2009 was $2.65, $3.11, and $0.99 per share, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	0.80%	1.00%	2.04%
Expected life (in years)	4.0	4.0	4.0
Dividend yield	—	—	—
Volatility	74.99%	69.84%	69.0%
Estimated forfeitures	4.4%	7.2%	7.5%

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

ASC 718, Stock Compensation, requires us to estimate forfeiture rates at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical forfeitures to estimate its future forfeiture rates. We decreased our forfeiture rate for stock options from 7.2% in 2010 to 4.4% in 2011 due to lower historical cancellation rates, which did not materially impact stock compensation expense. The forfeiture rate for restricted stock awards remained 0% for both 2011 and 2010.

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our consolidated joint ventures in China also contribute to the retirement saving plans for the full-time employees in China. Our contributions to the retirement savings plans were $610,000, $485,000, and $453,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual included in “accrued liabilities” during 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Beginning accrued warranty and related costs	$740	$1,082
Charges/(benefit) to cost of revenue	263	(286)
Actual warranty expenditures	—	(56)
Ending accrued warranty and related costs	$1,003	$740

Note 13. Income Taxes

Consolidated income (loss) before provision for income taxes includes non-U.S. income of approximately $22.0 million, $14.5 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. We recorded a current tax provision of $2.8 million, $2.3 million and $471,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$(68)
State	259	130	(38)
Foreign	2,536	2,193	577
Total current	2,795	2,323	471
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$2,795	$2,323	$471

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	0.6	0.4	2.4
Change in valuation allowance	(11.5)	(13.3)	(61.5)
Stock compensation	0.3	(0.4)	(13.8)
Foreign rate differences	(17.1)	(12.3)	56.9
Dividend from PRC investee	3.2	—	(86.7)
Net loss from privately-held PRC investments	(0.7)	(0.4)	16.4
Other	—	1.2	5.7
Effective tax rate	9.8%	10.2%	(45.6)%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss	$43,583	$47,357
Accruals and reserves not yet deductible	4,494	4,240
Credits	1,488	1,488
	49,565	53,085
Deferred tax liabilities:
Unrepatriated foreign earnings	—	—
	—	—
Net deferred tax assets	49,565	53,085
Valuation allowance	(49,565)	(53,085)
Net deferred tax assets	$—	$—

As of December 31, 2011, we have federal and state net operating loss carryforwards of approximately $128.8 million and $43.1 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2011 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves and tax depreciation expense, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased by $3.5 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

Our consolidated subsidiaries in China have enjoyed various tax holidays since 2000, some of which expired as of December 31, 2007.  Benefits under the tax holidays vary by jurisdiction.

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

As a result of the implementation of Interpretation 48, we recognized $16.4 million of liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased tax loss carryforwards in the U.S., which are fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2011 includes no interest and penalties. As of December 31, 2011, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2010.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2010	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Gross unrecognized tax benefits balance as of December 31, 2011	$16,403

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

Note 14. Net income (loss) per Share

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to AXT, Inc	$20,320	$18,653	$(1,898)
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) to common stockholders	$20,143	$18,476	$(2,075)
Denominator:
Denominator for basic net income (loss) per share—weighted average common shares	31,872	31,008	30,500
Effect of dilutive securities:
Common stock options	1,093	1,380	—
Restricted stock awards	96	124	—
Denominator for dilutive net income (loss) per share	33,061	32,512	30,500
Basic net income (loss) per share:
Net income (loss) attributable to AXT, Inc	$0.64	$0.60	$(0.06)
Net income (loss) to common stockholders	$0.63	$0.60	$(0.07)
Diluted net income (loss) per share:
Net income (loss) attributable to AXT, Inc	$0.61	$0.57	$(0.06)
Net income (loss) to common stockholders	$0.61	$0.57	$(0.07)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	478	14	2,880
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	116	127	55

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

Product Type

The following table represents revenue amounts (in thousands) by type:

	Years Ended December 31,
	2011	2010	2009
Product type:
GaAs	$63,697	$67,591	$41,054
InP	5,182	4,038	2,375
Ge	11,635	8,955	5,440
Raw materials	23,606	14,884	6,440
Other	1	25	55
	$104,121	$95,493	$55,364

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2011	2010	2009
Product revenue:
North America*	$20,471	$20,739	$10,701
Europe	21,082	18,838	10,489
Japan	13,749	11,857	7,777
Taiwan	9,813	14,834	10,453
Asia Pacific (excluding Japan and Taiwan)	39,006	29,225	15,944
	$104,121	$95,493	$55,364

*	Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2011	2010
Long-lived assets:
United States of America	$484	$543
China	33,798	23,697
	$34,282	$24,240

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

As of December 31, 2011, and 2010, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange gains (losses) of $(100,000), $614,000, and $(76,000) for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through November 2015. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were $460,000, $308,000 and $298,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Total minimum lease payments under these leases as of December 31, 2011 are summarized below (in thousands):

Lease Payments
2012	$376
2013	371
2014	315
2015	286
$1,348

Royalty Agreement

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales.  Royalty expense under this agreement was $1.3 million for the year ended December 31, 2011 and was included in cost of revenue. Total royalty payments under this agreement as of December 31, 2011 are summarized below (in thousands):

Royalty Payments
2012	$1,375
2013	800
2014	800
2015	800
2016	575
Thereafter	1,150
$5,500

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2011:
Revenue	$24,566	$30,031	$28,305	$21,219
Gross profit	10,660	14,026	*12,263	7,833
Net income attributable to AXT, Inc	4,208	7,062	6,484	2,566
Net income attributable to AXT, Inc per share, basic	$0.13	$0.22	$0.20	$0.08
Net income attributable to AXT, Inc per share, diluted	$0.13	$0.21	$0.19	$0.08
2010:
Revenue	$18,641	$23,177	$26,809	$26,866
Gross profit	6,732	8,535	10,531	10,697
Net income attributable to AXT, Inc	2,580	5,535	5,639	4,899
Net income attributable to AXT, Inc per share, basic	$0.08	$0.18	$0.18	$0.16
Net income attributable to AXT, Inc per share, diluted	$0.08	$0.17	$0.17	$0.15

*
Certain reclassifications have been made between cost of revenue and selling, general and administrative expenses. The reclassifications have no impact on reported total assets, stockholders’ equity and net income.

Note 19. Subsequent Event

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We have committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits.

In January 2012, we increased the credit facility line of credit maintained by us with a bank from $3.0 million to $10.0 million at an annual interest rate of approximately 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  The annual interest rate is currently approximately 2.0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: March 15, 2012

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

Signature	Title	Date

/s/ MORRIS A. YOUNG	Chief Executive Officer and Director	March 15, 2012
Morris A. Young	(Principal Executive Officer)

/s/ RAYMOND A. LOW	Chief Financial Officer and Corporate Secretary	March 15, 2012
Raymond A. Low	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 15, 2012
Jesse Chen

/s/ DAVID C. CHANG	Director	March 15, 2012
David C. Chang

/s/ LEONARD LEBLANC	Director	March 15, 2012
Leonard LeBlanc

/s/ NAI-YU PAI	Director	March 15, 2012
Nai-yu Pai

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2011

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1(8)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(9)	Form of Indemnification Agreement for directors and officers*
10.2(10)	1997 Stock Option Plan and forms of agreements thereunder*
10.3(11)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998
10.4(12)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.5(13)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.6(14)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003
10.7(15)
Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.

10.8(16)	Agreement respecting severance payment between the Company and Dr. Morris S. Young.*
10.9(17)	Employment agreement between the Company and Mr. Davis Zhang*
10.10(18)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008
10.11(19)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.12(20)	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc**
10.13(21)	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc**
10.14(22)	2007 Equity Incentive Plan (amended December 8, 2008)
10.15(23)	Forms of agreements under the 2007 Equity Incentive Plan*
10.16(24)	Employment Letter Agreement between the Company and Mr. Raymond Low*
10.17(25)	Employment Letter Agreement between the Company and Mr. Davis Zhang*
10.18(26)	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym*
10.20(28)	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH**
10.21(29)	2011 Executive Bonus Plan*
10.22	2012 Executive Bonus Plan*
10.23	Credit Line Account Application and Agreement for Organizations and Businesses between AXT, Inc. and UBS Bank USA dated December 15, 2008
10.24	Notice of Credit Line Account Increase between AXT, Inc. and UBS Bank USA dated January 17, 2012
21.1(30)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.

(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.

(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.

(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(9)	Incorporated by reference to exhibit 10.1 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.

(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.

(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.

(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

(17)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.

(18)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.

(19)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8-K filed with the SEC on July 8, 2008.

(20)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(21)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(22)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.

(23)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(24)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(27)	Incorporated by reference to exhibit 10.25 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(28)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.

(29)	Incorporated by reference to exhibit 10.21 to registrant’s Form 10-K filed with the SEC on March 16, 2011.

(30)	Incorporated by reference to exhibit 21.1 to registrant’s Registration Statement on Amendment No. 1 to Form S-3 filed with the SEC on July 28, 2006.

*	Management contract or compensatory plan.

**	Confidential treatment has been requested of the SEC for portions of the exhibit.