Form 10-Q
period 2012-03-31
AXT INC
filed 2012-05-10
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value	32,321,687

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2012	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$31,156	$26,156
Short-term investments	11,099	5,505
Accounts receivable, net of allowances of $190 and $124 as of March 31, 2012 and December 31, 2011, respectively	16,628	17,966
Inventories	42,028	46,012
Related party notes receivable – current	414	412
Prepaid expenses and other current assets	6,573	7,052
Total current assets	107,898	103,103
Long-term investments	3,795	8,981
Property, plant and equipment, net	34,566	34,282
Related party notes receivable – long-term	2,034	2,021
Other assets	13,983	14,101
Total assets	$162,276	$162,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,177	$3,286
Accrued liabilities	7,155	7,597
Total current liabilities	11,332	10,883
Long-term portion of royalty payments	3,925	4,125
Other long-term liabilities	119	431
Total liabilities	15,376	15,439
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2012 and December 31, 2011 (Liquidation preference of $5.8 million as of March 31, 2012 and December 31, 2011)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,322 and 32,222 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	32	32
Additional paid-in capital	192,054	191,554
Accumulated deficit	(60,522)	(62,157)
Accumulated other comprehensive income	6,189	5,818
AXT, Inc. stockholders’ equity	141,285	138,779
Noncontrolling interests	5,615	8,270
Total stockholders’ equity	146,900	147,049

Total liabilities and stockholders’ equity	$162,276	$162,488

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$23,486	$24,566
Cost of revenue	15,292	13,906
Gross profit	8,194	10,660

Operating expenses:
Selling, general and administrative	3,785	3,690
Research and development	835	505
Total operating expenses	4,620	4,195
Income from operations	3,574	6,465
Interest income, net	88	87
Other expense, net	(335)	(363)

Income before provision for income taxes	3,327	6,189
Provision for income taxes	(375)	(902)
Net income	2,952	5,287
Less: Net income attributable to noncontrolling interests	(1,317)	(1,079)
Net income attributable to AXT, Inc.	$1,635	$4,208

Net income attributable to AXT, Inc. per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13

Weighted average number of common shares outstanding:
Basic	32,034	31,718
Diluted	33,018	33,199

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net income	$2,952	$5,287

Other comprehensive income, net of tax:
Change in foreign currency translation gain (loss), net of tax	338	158
Change in unrealized gain (loss) on available-for-sale investments, net of tax	100	(47)
Total other comprehensive income, net of tax	438	111
Comprehensive income	3,390	5,398
Less: Comprehensive income attributable to the noncontrolling interests	(1,384)	(1,122)
Comprehensive income attributable to AXT, Inc.	$2,006	$4,276

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,952	$5,287

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	907	815
Amortization of marketable securities premium	71	98
Stock-based compensation	281	207
Realized loss on sale of investments	—	4
Loss on disposal of property, plant and equipment	29	—
Changes in assets and liabilities:
Accounts receivable, net	1,350	3,916
Inventories	4,030	(3,773)
Prepaid expenses and other current assets	491	(2,926)
Other assets	124	(69)
Accounts payable	883	(1,014)
Accrued liabilities	(1,108)*	(624)
Other long-term liabilities	(459)	(395)
Net cash provided by operating activities	9,551	1,526

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,124)	(2,787)
Purchases of available-for-sale securities	(3,079)	(10,002)
Proceeds from maturities of available-for-sale securities	2,700	11,923
Net cash used in investing activities	(1,503)	(866)

Cash flows from financing activities:
Proceeds from common stock options exercised	219	357
Dividends paid by joint ventures	(3,384)*	(1,636)
Net cash used in financing activities	(3,165)	(1,279)
Effect of exchange rate changes on cash and cash equivalents	117	168
Net increase (decrease) in cash and cash equivalents	5,000	(451)
Cash and cash equivalents at the beginning of the period	26,156	23,724
Cash and cash equivalents at the end of the period	$31,156	$23,273

*Dividends accrued but not paid by joint ventures of $655 was included in accrued liabilities as of March 31, 2012.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012.

The condensed consolidated financial statements include the accounts of AXT and our majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interests of the portion we do not own on our Condensed Consolidated Balance Sheets in Equity and in our Condensed Consolidated Statements of Operations.

Note 2. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) topic 718, Compensation-Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. The amortization of stock compensation under ASC 718  is based on the single-option approach. All of the Company’s stock compensation is accounted for as an equity instrument.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Stock-based compensation in the form of employee stock options, included in:

Cost of revenue	$18	$20
Selling, general and administrative	238	176
Research and development	25	11
Total stock-based compensation	281	207
Tax effect on stock-based compensation	—	—
Net effect on net income	$281	$207
Effect on net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

As of March 31, 2012, the compensation costs related to unvested stock options granted to employees under our stock option plan but not yet recognized was approximately $1.9 million, net of estimated forfeitures of $130,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2012 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 80,000 and zero stock options granted in the three months ended March 31, 2012 and 2011, respectively. The fair value of our stock options granted to employees for the three months ended March 31, 2012 was estimated using the following weighted-average assumptions:

Three months ended March 31, 2012
Expected term (in years)	4.0

Volatility	73.41%

Expected dividend	0%

Risk-free interest rate	0.76%

Estimated forfeitures	4.24%

Weighted-average fair value	$3.05

The following table summarizes the stock option transactions during the three months ended March 31, 2012 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2012	2,380	$3.25	6.25	$3,456

Granted	80	5.61

Exercised	(100)	2.19

Canceled and expired	—	—

Balance as of March 31, 2012	2,360	$3.37	6.36	$7,151

Options vested and expected to vest as of March 31, 2012	2,307	$3.35	6.30	$7,059

Options exercisable as of March 31, 2012	1,394	$2.78	4.77	$5,089

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $6.35 on March 30, 2012, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of March 31, 2012 was 1,357,196.

The options outstanding and exercisable as of March 31, 2012 were in the following exercise price ranges:

Options Outstanding as of March 31, 2012				Options Exercisable as of March 31, 2012
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Shares	Weighted- Average Exercise Price
$1.18 - $1.38	407,001	$1.31	2.23	407,001	$1.31
$1.40 - $1.40	1,094	$1.40	2.95	1,094	$1.40
$1.59 - $1.59	328,460	$1.59	7.04	220,592	$1.59
$1.88 - $1.91	8,000	$1.90	2.50	8,000	$1.90
$2.04 - $2.04	441,775	$2.04	7.57	254,269	$2.04
$2.19 - $4.09	177,510	$2.56	1.20	177,510	$2.56
$4.79 - $4.79	366,500	$4.79	9.58	0	$0.00
$4.81 - $5.61	144,610	$5.26	7.61	64,610	$4.84
$5.83 - $5.83	362,450	$5.83	8.34	152,325	$5.83
$6.31 - $9.69	122,295	$7.39	4.74	108,628	$7.34
	2,359,695	$3.37	6.36	1,394,029	$2.78

There were 100,000 and 100,178 options exercised in the three months ended March 31, 2012 and 2011, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $365,000 and $637,000, respectively. Cash received from options exercised for the three months ended March 31, 2012 and 2011 was $219,000 and $357,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2012 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2012	223,127	$4.47
Granted	—	$—
Vested	—	$—
Non-vested as of March 31, 2012	223,127	$4.47

As of March 31, 2012, we had $770,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.2 years. During the three months ended March 31, 2012, no shares of restricted stock awards vested.

Note 3. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$30,195	$—	$—	$30,195	$25,299	$—	$—	$25,299
Cash equivalents:
Money market fund	961	—	—	961	857	—	—	857

Total cash equivalents	961	—	—	961	857	—	—	857

Total cash and cash equivalents	31,156	—	—	31,156	26,156	—	—	26,156

Investments:
Certificates of deposit	5,439	4	(12)	5,431	3,561	5	(3)	3,563
US Treasury and agency securities	1,200	—	—	1,200	1,200	—	(1)	1,199
Corporate bonds	8,289	11	(37)	8,263	9,859	2	(137)	9,724
Total investments	14,928	15	(49)	14,894	14,620	7	(141)	14,486
Total cash, cash equivalents and investments	$46,084	$15	$(49)	$46,050	$40,776	$7	$(141)	$40,642
Contractual maturities on investments:
Due within 1 year	$11,129			$11,099	$5,521			$5,505
Due after 1 through 5 years	3,799			3,795	9,099			8,981
	$14,928			$14,894	$14,620			$14,486

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three months ended March 31, 2012 and 2011, the proceeds from maturities of available-for-sale securities were $2.7 million and $11.9 million, respectively and we had gross realized losses of zero and $4,000, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2012 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$3,267	$(12)	$—	$—	$3,267	$(12)
Corporate bonds	5,116	(37)	—	—	5,116	(37)
Total in loss position	$8,383	$(49)	$—	$—	$8,383	$(49)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for all the companies, including indirect minority investments in privately-held companies through our consolidated joint ventures, are accounted for under the equity method and are included in “other assets” in the consolidated balance sheets and totaled $8.6 million and $8.3 million as of March 31, 2012 and December 31, 2011, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method. As of both March 31, 2012 and December 31, 2011, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the consolidated balance sheets.

Fair Value Measurements

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of March 31, 2012, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2012 (in thousands):

	Balance as of March 31, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$961	$961	$—
Certificates of deposit	5,431	—	5,431
US Treasury and agency securities	1,200	—	1,200
Corporate bonds	8,263	—	8,263
Total	$15,855	$961	$14,894
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 10). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2012 and 2011.

Note 4. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2012	2011
Inventories:
Raw materials	$22,431	$25,460
Work in process	14,598	15,753
Finished goods	4,999	4,799
	$42,028	$46,012

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.6 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $779,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $868,000 (Rmb 5,526,200) was loaned during the three months ending March 31, 2012. The term of the loan is two years and ten months and the equity investment entity will repay JiYa in three installments with the first installment of $414,000 (Rmb 2,620,000) due in December 2012, the second installment of $829,000 (Rmb 5,240,000) due in December 2013, and last installment of $415,000 (Rmb 2,625,200) due in May 2014. As of March 31, 2012, we included $414,000 (Rmb 2,620,000) in “Related party notes receivable – short term” and $1.2 million (Rmb 7,865,200) in “Related party notes receivable – long term” in the consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. loaned $790,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of March 31, 2012, this balance was included in “Related party notes receivable – long term” in the consolidated balance sheets.

Note 6. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2012	2011

Accrued compensation and related charges	$1,167	$1,807
Current portion of royalty payments	1,138	1,375
Accrued product warranty	997	1,003
Dividends payable by joint ventures	655	—
Loan commitment for related party notes receivable	—	868
Accrued professional services	299	650
Other accrued liabilities	2,899	1,894
	$7,155	$7,597

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to AXT, Inc.	$1,635	$4,208
Less: Preferred stock dividends	(44)	(44)

Net income available to common stockholders	$1,591	$4,164
Denominator:
Denominator for basic net income per share - weighted average common shares	32,034	31,718
Effect of dilutive securities:
Common stock options	903	1,324
Restricted stock awards	81	157
Denominator for dilutive net income per common share	33,018	33,199
Net income attributable to AXT, Inc. per common share:
Basic	$0.05	$0.13
Diluted	$0.05	$0.13
Options excluded from diluted net income per share as the impact is anti-dilutive	878	65
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	74	154

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2012 and December 31, 2011, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 8. Stockholders’ Equity

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2011	$3,532	$32	$191,554	$(62,157)	$5,818	$138,779	$8,270	$147,049
Common stock options exercised			219			219		219
Stock-based compensation			281			281		281
Comprehensive income
Net income				1,635		1,635	1,317	2,952
Net dividends declared by joint ventures							(4,039)	(4,039)
Change in unrealized (loss) gain on marketable securities					100	100		100
Currency translation adjustment					271	271	67	338
Balance as of March 31, 2012	$3,532	$32	$192,054	$(60,522)	$6,189	$141,285	$5,615	$146,900

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

Product Information

	Three Months Ended March 31,
	2012	2011
Revenue by product type:
GaAs substrates	$12,231	$15,892
InP substrates	1,451	1,332
Ge substrates	2,630	2,990
Raw materials and other	7,174	4,352
Total	$23,486	$24,566

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2012	2011
Net revenues:
North America*	$5,167	$3,792
Europe	4,565	5,184
Japan	2,189	3,028
Taiwan	2,046	2,864
Asia Pacific (excluding Japan and Taiwan)	9,519	9,698
Total	$23,486	$24,566

*Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2012	2011
Long-lived assets by geographic region:
North America	$461	$484
China	34,105	33,798
	$34,566	$34,282

Significant Customers

One customer represented 17.4% of the revenue for the three months ended March 31, 2012 while one customer represented 15.9% of revenue for the three months ended March 31, 2011.  Our top five customers represented 46.3% and 36.5% of revenue for the three months ended March 31, 2012 and 2011, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 10% or more of our trade accounts receivable balance as of March 31, 2012 at 25% and 14%, respectively. Two customers accounted for 10% or more of our trade accounts receivable balance at as of December 31, 2011 at 33% and 12%, respectively.

Note 10. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2012	2011	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$1,998

Jiangsu Dongfang Electric, Inc.	$2,137	$2,167	Equity	46%
Xilingol Tongli Germanium Co. Ltd	3,887	3,881	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,001	1,001	Equity	25%
	$7,025	$7,049

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have a majority control of the board. Our Chief Executive Officer is chairman of the JiYa board, while our president of China operations and our vice president of China administration and our vice president of wafer production are also members of the board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have a majority control of the board. Our Chief Executive Officer is chairman of the Jin Mei board, while our president of China operations and our vice president of China administration are also members of the board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate BoYu as we have a significant influence in management and have a majority control of the board. Our Chief Executive Officer is chairman of the BoYu board, while our president of China operations and our vice president of China administration are also members of the board.

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

During the three months ended March 31, 2012 and 2011, the three consolidated joint ventures generated $2.6 million and $2.6 million of income, respectively, of which $1.3 million and $1.1 million, respectively was allocated to minority interests, resulting in $1.3 million and $1.5 million, respectively, to our net income.

The investment balances for these three equity investment entities are included in “other assets” in our condensed consolidated balance sheets and totaled $7.0 million as of March 31, 2012 and December 31, 2011, respectively. We own 46% of the ownership interests in one of these companies, which was added in the quarter ended June 30, 2011, and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

Our net equity losses from these three minority-owned joint ventures that are not consolidated are recorded as other expenses, net and totaled $37,000 for the three months ended March 31, 2012. Our equity earnings from the two-minority owned joint ventures that are not consolidated are recorded as other income, net and totaled $73,000 for the three months ended March 31, 2011.

Net income recorded from all of these joint ventures was $1.2 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Undistributed retained earnings relating to our investments in all these companies were $25.1 million and $23.8 million as of March 31, 2012 and December 31, 2011, respectively.

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures.  As of March 31, 2012 and December 31, 2011, our consolidated joint venture included the minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $1.5 million and $1.3 million, respectively.

We also maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of March 31, 2012 and December 31, 2011, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 11. Commitments and Contingencies

Indemnification Agreements

We enter into standard indemnification arrangements with our customers in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless, and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally their business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

We have entered into indemnification agreements with our directors and officers that require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors’ and officers’ insurance if available on reasonable terms, which we currently have in place.

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Beginning accrued warranty and related costs	$1,003	$740
(Benefits)/Charges to cost of revenue	(108)	(15)
Actual warranty expenditures	102	73
Ending accrued warranty and related costs	$997	$798

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement of the facility at Fremont, California with approximately 27,760 square feet commenced December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.

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

Outstanding contractual obligations as of March 31, 2012 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,284	$382	$686	$216	$—
Royalty agreement	5,062	1,137	1,600	1,319	1,006
Total	$6,346	$1,519	$2,286	$1,535	$1,006

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of March 31, 2012, we do not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Note 12. Foreign Exchange Transaction Losses

We incurred foreign currency transaction exchange losses of $165,000 and $196,000 for the three months ended March 31, 2012 and 2011, respectively. These amounts are included in “Other expense, net” on the condensed consolidated statements of operations.

Note 13. Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740 on January 1, 2007, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008. Provision for income taxes for three months ended March 31, 2012 and 2011 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no Federal income tax expense has been provided for the three months ended March 31, 2012 due to the valuation allowance being utilized.

Note 14. Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011, that are of material significance, or potential significance, to the Company.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and the condensed consolidated financial statements included elsewhere in this report.

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, paralytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates increases, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

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

As of March 31, 2012 and December 31, 2011, our accounts receivable, net, balance was $16.6 million and $18.0 million, respectively, with no allowance for doubtful accounts. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2012 and December 31, 2011, our allowance for sales returns was $190,000 and $124,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2012 and December 31, 2011, accrued product warranties totaled $997,000 and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2012 and December 31, 2011, we had an inventory reserve of $11.7 million and $12.3 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs for the three months ended March 31, 2012 and 2011.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2012, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
GaAs	$12,231	$15,892	$(3,661)	(23.0)%
InP	1,451	1,332	119	8.9%
Ge	2,630	2,990	(360)	(12.0)%
Raw materials	7,174	4,352	2,822	64.8%
Total revenue	$23,486	$24,566	$(1,080)	(4.4	) %

Revenue decreased $1.1 million, or 4.4%, to $23.5 million for the three months ended March 31, 2012 from $24.6 million for the three months ended March 31, 2011. Total GaAs substrate revenue decreased $3.7 million, or 23.0%, to $12.2 million for the three months ended March 31, 2012 from $15.9 million for the three months ended March 31, 2011. The decrease in GaAs substrate revenue was primarily due to the softer demand environment worldwide in both the light emitting diode (LED) market and wireless devices market compared to the same period prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $3.3 million to $8.0 million for the three months ended March 31, 2012 from $11.3 million for the three months ended March 31, 2011. The decrease in revenue from smaller diameter substrates was primarily due to lower demand in LED market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulting substrates used in wireless devices, decreased $376,000 to $4.2 million for the three months ended March 31, 2012 from $4.6 million for the three months ended March 31, 2011 primarily due to lower demand for semi-insulating GaAs substrate from customers in the wireless devices market compared to the same period prior year.

InP substrate revenue increased $119,000, or 8.9%, to $1.5 million for the three months ended March 31, 2012 from $1.3 million for the three months ended March 31, 2011 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue decreased $360,000, or 12.0%, to $2.6 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011 due to the timing of the orders from some customers based on normal fluctuation of the solar cell industry.

Raw materials revenue increased $2.8 million, or 64.8%, to $7.2 million for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011 primarily due to capacity increase to fulfill the demand from new customers for 4N raw gallium.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
North America *	$5,167	$3,792	$1,375	36.3%
% of total revenue	22%	15%
Europe	4,565	5,184	(619)	(11.9)%
% of total revenue	19%	21%
Japan	2,189	3,028	(839)	(27.7)%
% of total revenue	9%	12%
Taiwan	2,046	2,864	(818)	(28.6)%
% of total revenue	9%	12%
Asia Pacific (excluding Japan and Taiwan)	9,519	9,698	(179)	(1.8)%
% of total revenue	41%	40%
Total revenue	$23,486	$24,566	$(1,080)	(4.4)%

*Primarily the United States

Revenue from customers in North America increased by $1.4 million, or 36.3%, to $5.2 million for the three months ended March 31, 2012 from $3.8 million for the three months ended March 31, 2011 primarily due to sales of 4N raw gallium to new customers, offset by decreased orders from our customers for GaAs substrates.

Revenue from customers in Europe decreased by $619,000, or 11.9%, to $4.6 million for the three months ended March 31, 2012 from $5.2 million for the three months ended March 31, 2011 primarily due to decreased GaAs substrate sales.

Revenue from customers in Japan decreased by $839,000 or 27.7%, to $2.2 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011 primarily due to decreased semi-insulating GaAs substrate sales to a major customer.

Revenue from customers in Taiwan decreased by $818,000, or 28.6%, to $2.0 million for the three months ended March 31, 2012 from $2.9 million for the three months ended March 31, 2011 primarily due to decreased GaAs substrate sales to some major customers.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $179,000, or 1.8%, to $9.5 million for the three months ended March 31, 2012 from $9.7 million for the three months ended March 31, 2011 primarily due to decreased sales of GaAs substrates to customers in China and Korea and Ge substrate to customers in China, offset by increased sales of 4N raw gallium to customers in China.

Gross Margin

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Gross profit	$8,194	$10,660	$(2,466)	(23.1)%
Gross Margin %	34.9%	43.4%

Gross margin decreased to 34.9% of total revenue for the three months ended March 31, 2012 from 43.4% of total revenue for the three months ended March 31, 2011. Higher priced raw material in our inventory and lower average selling prices due to sales product mix negatively impacted the gross margins for GaAs substrates for the three months ended March 31, 2012. During the three months ended March 31, 2012, gross margins for raw material sales has also decreased due to decreased selling prices of gallium compared to the same quarter last year.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,785	$3,690	$95	2.6%
% of total revenue	16.1%	15.0%

Selling, general and administrative expenses increased $95,000, or 2.6% to $3.8 million for the three months ended March 31, 2012 from $3.7 million for the three months ended March 31, 2011. The increase was primarily due to higher stock-based compensation expenses resulting from the new options and awards granted in 2011 which were expensed over the vesting schedule and higher labor related costs including 401(K) matching, offset by absence of the legal fees associated with a royalty renegotiation which was incurred in the same quarter last year.

Research and Development

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Research and development	$835	$505	$330	65.3%
% of total revenue	3.6%	2.1%

Research and development expenses increased $330,000, or 65.3% to $835,000 for the three months ended March 31, 2012 from $505,000 for the three months ended March 31, 2011. The increase was primarily due to higher product testing related costs from our joint ventures in China, higher labor related costs resulting from higher average headcount, and higher utility expenses primarily at our facilities in China.

Interest Income, net

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Interest income, net	$88	$87	$1	1.1%
% of total revenue	0.4%	0.4%

Interest income, net increased $1,000 to $88,000 for the three months ended March 31, 2012 from $87,000 for the three months ended March 31, 2011. Interest income, net for the three months ended March 31, 2012 was comparable to the same quarter last year.

Other Expense, net

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Other expense, net	$(335)	$(363)	$(28)	(7.7)%
% of total revenue	(1.4)%	(1.5)%

Other expense, net was $335,000 for the three months ended March 31, 2012 primarily due to withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable, offset by investment income from our minority-owned joint ventures that are not consolidated. Other expense, net was $363,000 for the three months ended March 31, 2011 primarily due to withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$375	$902	$(527)	(58.4)%
% of total revenue	1.6%	3.7%

Provision for income taxes for three months ended March 31, 2012 and 2011 was mostly related to our China subsidiary and our China joint venture operations, with the decrease primarily due to their reduced net income for statutory tax purposes in China. Besides the state taxes liabilities, no Federal income taxes have been provided for U.S. operations due to our available net operating loss carryforwards.

Noncontrolling interests

	Three Months Ended March 31,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$1,317	$1,079	$238	22.1%
% of total revenue	5.6%	4.4%

Net income attributable to noncontrolling interests increased $238,000 or 22.1% to $1.3 million for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011 as a result of higher profitability from one of our China joint venture operations compared to the same period last year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of March 31, 2012, our principal sources of liquidity were $46.1 million of which $13.6 million was held by our consolidated joint ventures, consisting of cash and cash equivalents of $31.2 million, short-term investments of $11.1 million and long-term investments of $3.8 million.

Cash and cash equivalents of $31.2 million increased by $5.0 million in the first quarter of 2012 compared to the end of the fourth quarter of 2011.

Net cash provided by operating activities of $9.6 million for the three months ended March 31, 2012 was primarily comprised of our net income of $3.0 million, adjusted for non-cash items of depreciation of $907,000, stock-based compensation of $281,000, amortization of marketable securities premium of $71,000, loss on disposal of property, plant and equipment of $29,000 and a net decrease of $5.3 million in assets and liabilities. The $5.3 million net decrease in assets and liabilities primarily resulted from a $4.0 million decrease in inventories, a $1.4 million decrease in accounts receivable, a $491,000 decrease in prepaid expenses and other current assets, a $124,000 decrease in other assets, a $883,000 increase in accounts payable, partially offset by a $1.1 million decrease in accrued liabilities and a $459,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $1.5 million for the three months ended March 31, 2011 was primarily comprised of our net income of $5.3 million, adjusted for non-cash items of depreciation of $815,000, stock-based compensation of $207,000, amortization of marketable securities premium of $98,000, realized loss on sale of investments of $4,000 and a net increase of $4.8 million in assets and liabilities. The $4.8 million net increase in assets and liabilities primarily resulted from a $3.8 million increase in inventories, a $2.9 million increase in prepaid expenses and other current assets, a $69,000 increase in other assets, a $1.0 decrease in accounts payable, a $624,000 decrease in accrued liabilities, and a $395,000 decrease in other long-term liabilities, partially offset by a $3.9 million decrease in accounts receivable.

Net cash used in investing activities of $1.5 million for the three months ended March 31, 2012 was primarily from the purchase of property, plant and equipment of $1.1 million and the net purchases of marketable securities of $379,000.

Net cash used in investing activities of $866,000 for the three months ended March 31, 2011 was primarily from the purchase of property, plant and equipment of $2.8 million partially offset by the net proceeds of marketable securities of $1.9 million.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. The investment of $12.5 million in one of the projects will be funded by cash flow generated by our normal operations supplemented by our existing line of credit. The investment of $5.0 million will be funded by our BoYu joint venture.

In January 2012, we increased the credit facility line of credit maintained by us with a bank from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  As of March 31, 2012 and December 31, 2011, we had not used any portion of this line of credit.

Net cash used in financing activities of $3.2 million for the three months ended March 31, 2012 consisted of $3.4 million net dividends paid by joint ventures partially offset by net proceeds of $219,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities of $1.3 million for the three months ended March 31, 2011 consisted of $1.6 million dividends paid by joint ventures partially offset by net proceeds of $357,000 on the issuance of common stock pursuant to stock option exercises.

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

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement of the facility at Fremont, California with approximately 27,760 square feet commenced December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $108,000 and $81,000 for the three months ended March 31, 2012 and 2011, respectively.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement.

Outstanding contractual obligations as of March 31, 2012 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,284	$382	$686	$216	$—
Royalty agreement	5,062	1,137	1,600	1,319	1,006
Total	$6,346	$1,519	$2,286	$1,535	$1,006

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011, that are of material significance, or potential significance, to us.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We had previously purchased foreign exchange contracts to hedge against certain trade accounts receivable denominated in Japanese yen. The change in the fair value of the forward contracts was recognized as part of the related foreign currency transactions as they occur. As of March 31, 2012 and December 31, 2011, we had no outstanding commitments with respect to foreign exchange contracts.

During the three months ended March 31, 2012, we recorded a net foreign exchange loss of $165,000, included as part of other expense in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. It is uncertain whether these currency trends will continue. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During the three months ended March 31, 2012, we recorded an unrealized foreign currency translation loss of $271,000, included in the balance of accumulated other comprehensive income on our condensed consolidated balance sheet.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2012	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$30,195	0.29%	$88	$79	$96
Cash equivalents	961	0.09	1	1	1
Investment in debt and equity instruments	14,894	2.97	442	398	487
			$531	$478	$584

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers each accounted for 10% or more of our trade accounts receivable balance as of March 31, 2012 at 25%, and 14%. Two customers accounted for 10% or more of our trade accounts receivable balance at 33% and 12% as of December 31, 2011.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2012 and December 31, 2011, the direct minority investments totaled $392,000, and the indirect minority investments totaled $1.5 million and $1.3 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

a. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

AXT, INC.

Dated: May 10, 2012	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.