Form 10-Q
period 2012-06-30
AXT INC
filed 2012-08-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2012
Common Stock, $0.001 par value	32,352,455

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2012	2011 (1)
ASSETS
Current assets:
Cash and cash equivalents	$31,281	$26,156
Short-term investments	11,465	5,505
Accounts receivable, net of allowances of $184 and $124 as of June 30, 2012 and December 31, 2011, respectively	22,367	17,966
Inventories	40,869	46,012
Related party notes receivable – current	415	412
Prepaid expenses and other current assets	5,685	7,052
Total current assets	112,082	103,103
Long-term investments	4,322	8,981
Property, plant and equipment, net	35,316	34,282
Related party notes receivable – long-term	2,036	2,021
Other assets	13,918	14,101
Total assets	$167,674	$162,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,860	$3,286
Accrued liabilities	8,360	7,597
Total current liabilities	14,220	10,883
Long-term portion of royalty payments	3,725	4,125
Other long-term liabilities	131	431
Total liabilities	18,076	15,439
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively (Liquidation preference of $5.8 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,352 and 32,222 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	32	32
Additional paid-in capital	192,346	191,554
Accumulated deficit	(59,223)	(62,157)
Accumulated other comprehensive income	6,163	5,818
Total AXT, Inc. stockholders’ equity	142,850	138,779

Noncontrolling interests	6,748	8,270
Total stockholders’ equity	149,598	147,049

Total liabilities and stockholders’ equity	$167,674	$162,488

See accompanying notes to condensed consolidated financial statements.

(1)	The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue	$25,153	$30,031	$48,639	$54,597
Cost of revenue	17,645	16,005	32,937	29,911
Gross profit	7,508	14,026	15,702	24,686

Operating expenses:
Selling, general and administrative	3,974	3,714	7,759	7,404
Research and development	914	699	1,749	1,204
Total operating expenses	4,888	4,413	9,508	8,608
Income from operations	2,620	9,613	6,194	16,078
Interest income, net	62	69	150	156
Other income (expense), net	157	450	(178)	87

Income before provision for income taxes	2,839	10,132	6,166	16,321
Provision for income taxes	(412)	(1,064)	(787)	(1,966)
Net income	2,427	9,068	5,379	14,355

Less: Net income attributable to noncontrolling interest	(1,128)	(2,006)	(2,445)	(3,085)
Net income attributable to AXT, Inc.	$1,299	$7,062	$2,934	$11,270

Net income attributable to AXT, Inc. per common share:
Basic	$0.04	$0.22	$0.09	$0.35
Diluted	$0.04	$0.21	$0.09	$0.34

Weighted average number of common shares outstanding:
Basic	32,138	31,831	32,086	31,775
Diluted	32,944	33,093	32,981	33,146

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$2,427	$9,068	$5,379	$14,355
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(27)	759	311	917
Change in unrealized gain (loss) on available-for-sale investments, net of tax	6	20	106	(27)
Total other comprehensive income (loss), net of tax	(21)	779	417	890
Comprehensive income	2,406	9,847	5,796	15,245
Less: Comprehensive income attributable to the noncontrolling interest	(1,133)	(2,139)	(2,517)	(3,261)
Comprehensive income attributable to AXT, Inc.	$1,273	$7,708	$3,279	$11,984

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$5,379	$14,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,841	1,663
Amortization of marketable securities premium	142	187
Loss on disposal of property, plant and equipment	176	5
Stock-based compensation	573	422
Realized loss on sale of investments	—	8
Changes in assets and liabilities:
Accounts receivable, net	(4,391)	156
Inventories	5,172	(3,567)
Prepaid expenses and other current assets	1,373	(4,547)
Other assets	182	309
Accounts payable	2,564	(3,369)
Accrued liabilities	267 *	(99)
Other long-term liabilities	(641)	(613)
Net cash provided by operating activities	12,637	4,910

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,978)	(5,977)
Purchases of available for sale securities	(4,518)	(11,831)
Proceeds from available for sale securities	3,180	13,663
Investments in joint ventures	—	(2,649)
Net cash used in investing activities	(4,316)	(6,794)

Cash flows from financing activities:
Proceeds from common stock options exercised	219	533
Dividends paid by joint ventures	(3,551)*	(1,636)
Net cash used in financing activities	(3,332)	(1,103)
Effect of exchange rate changes on cash and cash equivalents	136	341
Net increase (decrease) in cash and cash equivalents	5,125	(2,646)
Cash and cash equivalents at the beginning of the period	26,156	23,724
Cash and cash equivalents at the end of the period	$31,281	$21,078

*	Dividend accrued but not paid by joint ventures of $488 was included in accrued liabilities as of June 30, 2012.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 filed with the SEC on May 10, 2012.

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

We account for stock-based compensation in accordance with the provisions of Financial Accounting Standards Board “FASB” Accounting Standards Codification (“ASC”) topic 718, Compensation-Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. We utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted. The amortization of stock compensation under ASC 718 is based on the single-option approach. All of our stock compensation is accounted for as equity instruments.

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock-based compensation in the form of employee stock options and restricted stock awards, included in:

Cost of revenue	$19	$20	$37	$40
Selling, general and administrative	238	183	476	359
Research and development	35	12	60	23

Total stock-based compensation	292	215	573	422
Tax effect on stock-based compensation	—	—	—	—

Net effect on net income	$292	$215	$573	$422

Effect on net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.01	$0.02	$0.01
Diluted	$0.01	$0.01	$0.02	$0.01

As of June 30, 2012, the compensation costs related to unvested stock options granted to employees under our stock option plan but not yet recognized was approximately $1.8 million, net of estimated forfeitures of $111,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2012 due to the immateriality of the amount.

There were 24,000 and zero stock options granted with weighted average grant date fair value of $2.15 and none in the three months ended June 30, 2012 and 2011, respectively. There were 104,000 and zero stock options granted with weighted average grant date fair value of $2.84 and none in the six months ended June 30, 2012 and 2011, respectively. The fair value of our stock options granted to employees for the three months and six months ended June 30, 2012 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Expected term (in years)	4.0	—	4.0	—
Volatility	74.82%	—	73.74%	—
Expected dividend	0%	—	0%	—
Risk-free interest rate	0.56%	—	0.71%	—

The following table summarizes the stock option transactions during the six months ended June 30, 2012 (in thousands, except per share data):

	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Options outstanding as of January 1, 2012	2,380	$3.25	6.25	$3,456

Granted	104	5.22

Exercised	(100)	2.19

Canceled and expired	(30)	9.69

Options outstanding as of June 30, 2012	2,354	$3.30	6.23	$2,960

Options vested and expected to vest as of June 30, 2012	2,309	$3.27	6.18	$2,947

Options exercisable as of June 30, 2012	1,446	$2.65	4.78	$2,465

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.95 on June 30, 2012, which would have been received by the option holder had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of June 30, 2012 was 1,122,263.

The options outstanding and exercisable as of June 30, 2012 were in the following exercise price ranges:

Options Outstanding as of June 30, 2012				Options Exercisable as of June 30, 2012
Range of Exercise Price	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life in years	Shares	Weighted- Average Exercise Price
$1.18 - $1.38	407,001	$1.31	1.99	407,001	$1.31
$1.40 - $1.40	1,094	$1.40	2.70	1,094	$1.40
$1.59 - $1.59	328,460	$1.59	6.79	247,284	$1.59
$1.88 - $1.91	8,000	$1.90	2.25	8,000	$1.90
$2.04 - $2.04	441,775	$2.04	7.32	283,874	$2.04
$2.19 - $4.09	201,510	$2.72	2.01	177,510	$2.56
$4.79 - $4.79	366,500	$4.79	9.33	0	$0.00
$4.81 - $5.61	144,610	$5.26	7.36	64,610	$4.84
$5.83 - $5.83	362,450	$5.83	8.09	176,380	$5.83
$6.31 - $7.82	92,295	$6.65	5.98	79,910	$6.46
	2,353,695	$3.30	6.23	1,445,663	$2.65

There were zero and 99,000 options exercised in the three months ended June 30, 2012 and 2011, respectively. The total intrinsic value of options exercised for the three months ended June 30, 2012 and 2011 was zero and $612,000, respectively. There were 100,000 and 199,000 options exercised in the six months ended June 30, 2012 and 2011, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011 was $365,000 and $1.2 million, respectively. Cash received from options exercised for the six months ended June 30, 2012 and 2011 was $219,000 and $533,000, respectively.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2012 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2012	223,127	$4.47
Granted	30,768	$3.90
Vested	(54,825)	$1.92
Non-vested as of June 30, 2012	199,070	$5.08

There were 30,768 and 16,548 restricted stock awards granted with weighted average grant date fair value of $3.90 and $7.25 in the three months ended June 30, 2012 and 2011, respectively. There were 54,825 and 49,313 shares of restricted stock awards vested with weighted average grant date fair value of $1.92 and $1.33 in the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we had $807,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.6 years.

Note 3.	Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2012				December 31, 2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$31,275	$—	$—	$31,275	$25,299	$—	$—	$25,299
Cash equivalents:
Money market fund	6	—	—	6	857	—	—	857

Total cash equivalents	6	—	—	6	857	—	—	857

Total cash and cash equivalents	31,281	—	—	31,281	26,156	—	—	26,156

Investments (Available for sale):
Certificates of deposit	6,399	5	(7)	6,397	3,561	5	(3)	3,563
US Treasury and agency securities	1,200	—	—	1,200	1,200	—	(1)	1,199
Corporate bonds	8,216	9	(35)	8,190	9,859	2	(137)	9,724
Total investments	15,815	14	(42)	15,787	14,620	7	(141)	14,486
Total cash, cash equivalents and investments	$47,096	$14	$(42)	$47,068	$40,776	$7	$(141)	$40,642
Contractual maturities on investments:
Due within 1 year	$11,494			$11,465	$5,521			$5,505
Due after 1 through 5 years	4,321			4,322	9,099			8,981
	$15,815			$15,787	$14,620			$14,486

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the three months ended June 30, 2012 and 2011, we had none and $3,000 gross realized losses on sales of our available-for-sale securities, respectively. For the six months ended June 30, 2012 and 2011, we had none and $8,000 gross realized losses on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2012 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$3,752	$(7)	$—	$—	$3,752	$(7)
Corporate bonds	—	—	5,074	(35)	5,074	(35)
Total in loss position	$3,752	$(7)	$5,074	$(35)	$8,826	$(42)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 10). The investment balances for the companies, including indirect minority investments in privately-held companies through our consolidated joint ventures, are accounted for under the equity method and are included in “other assets” in the condensed consolidated balance sheets and totaled $8.8 million and $8.3 million as of June 30, 2012 and December 31, 2011, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. These are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of both June 30, 2012 and December 31, 2011, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of June 30, 2012, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

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

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, as of June 30, 2012 (in thousands):

	Balance as of June 30, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$6	$6	$—
Certificates of deposit	6,397	—	6,397
US Treasury and agency securities	1,200	—	1,200
Corporate bonds	8,190	—	8,190
Total	$15,793	$6	$15,787
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost methods (See Note 10). We did not record other-than-temporary impairment charges for either of these investments during the three and six months ended June 30, 2012 and 2011.

Note 4.	Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2012	2011
Inventories, net:
Raw materials	$18,036	$25,460
Work in process	17,103	15,753
Finished goods	5,730	4,799
	$40,869	$46,012

Note 5.	Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $785,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $874,000 (Rmb 5,526,200) was loaned during the three months ending March 31, 2012. The term of the loan is two years and ten months and the equity investment entity will repay JiYa in three installments with the first installment of $415,000 (Rmb 2,620,000) due in December 2012, the second installment of $829,000 (Rmb 5,240,000) due in December 2013, and last installment of $415,000 (Rmb 2,625,200) due in May 2014. As of June 30, 2012, we included $415,000 (Rmb 2,620,000) in “Related party notes receivable – short term” and $1.2 million (Rmb 7,865,200) in “Related party notes receivable – long term” in the condensed consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. loaned $791,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of June 30, 2012, this balance was included in “Related party notes receivable – long term” in the condensed consolidated balance sheets.

Note 6.	Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2012	2011
Value-added taxes payable	$1,521	$123
Accrued compensation and related charges	1,409	1,807
Current portion of royalty payments	1,025	1,375
Accrued product warranty	740	1,003
Accrued professional services	500	650
Dividends payable by joint ventures	488	—
Advances from customers	471	74
Loan commitment for related party notes receivable	—	868
Other accrued liabilities	2,206	1,697
	$8,360	$7,597

Note 7.	Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options and vesting of restricted stock awards. Potentially dilutive common shares are excluded in net loss periods, as their effect would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to AXT, Inc.	$1,299	$7,062	$2,934	$11,270
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income available to common stockholders	$1,255	$7,018	$2,846	$11,182
Denominator:
Denominator for basic net income per share - weighted average common shares	32,138	31,831	32,086	31,775
Effect of dilutive securities:
Common stock options	774	1,159	838	1,241
Restricted stock awards	32	103	57	130
Denominator for dilutive net income per common share	32,944	33,093	32,981	33,146
Net income attributable to AXT, Inc. per common share:
Basic	$0.04	$0.22	$0.09	$0.35
Diluted	$0.04	$0.21	$0.09	$0.34
Options excluded from diluted net income per share as the impact is anti-dilutive	997	418	907	406
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	14	186	15	186

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both June 30, 2012 and December 31, 2011, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 8.	Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2011	$3,532	$32	$191,554	$(62,157)	$5,818	$138,779	$8,270	$147,049
Common stock options exercised			219			219		219
Stock-based compensation			573			573		573
Comprehensive income:
Net income				2,934		2,934	2,445	5,379
Net dividends declared by joint ventures							(4,039)	(4,039)
Change in unrealized (loss) gain on marketable securities					106	106		106
Currency translation adjustment					239	239	72	311
Balance as of June 30, 2012	$3,532	$32	$192,346	$(59,223)	$6,163	$142,850	$6,748	$149,598

Note 9.	Segment Information and Foreign Operations

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

Product Information

The following table represents revenue amounts (in thousands) by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue by product type:
GaAs substrates	$14,862	$17,966	$27,093	$33,858
InP substrates	1,333	1,604	2,784	2,936
Ge substrates	2,441	2,701	5,071	5,691
Raw materials and other	6,517	7,760	13,691	12,112
Total	$25,153	$30,031	$48,639	$54,597

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2012	2011	2012	2011
Revenue by geographic region:
North America*	$4,266	$6,412	$9,433	$10,204
Europe	4,806	6,048	9,371	11,232
Japan	2,603	4,379	4,792	7,407
Taiwan	3,594	2,745	5,640	5,609
Asia Pacific	9,884	10,447	19,403	20,145
Total	$25,153	$30,031	$48,639	$54,597

*Primarily the United States

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2012	2011
Long-lived assets by geographic region:
North America	$375	$484
China	34,941	33,798
	$35,316	$34,282

Significant Customers

One customer represented 15.1% of our revenue for the three months ended June 30, 2012 while one customer represented 19.0% of our revenue for the three months ended June 30, 2011. One customer represented 16.2% of our revenue for the six months ended June 30, 2012 and one customer represented 17.6% of our revenue for the six months ended June 30, 2011. Our top five customers represented 39.3% and 36.9% of our revenue for the three months ended June 30, 2012 and 2011, respectively. Our top five customers represented 39.1% and 36.5% of our revenue for the six months ended June 30, 2012 and 2011, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of June 30, 2012 at 32.2%. One customer accounted for 10% or more of our trade accounts receivable balance as of December 31, 2011 at 32.4%.

Note 10.	Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

The investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2012	2011	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$1,998

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,100	$2,167	Equity	46%
Xilingol Tongli Germanium Co. Ltd	3,800	3,881	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,037	1,001	Equity	25%
	$6,937	$7,049

Our ownership of Beijing Ji Ya Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the JiYa board, while our president of China operations and our vice president of China administration and our vice president of wafer production are also members of the board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the Jin Mei board, while our president of China operations and our vice president of China administration are also members of the board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate BoYu as we have a significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board, while our president of China operations and our vice president of China administration are also members of the board.
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

During the three months ended June 30, 2012 and 2011, the three consolidated joint ventures had income of $2.7 million and $4.5 million, respectively, of which $1.1 million and $2.0 million, respectively, was allocated to minority interests, resulting in income of $1.6 million and $2.5 million, respectively, included in our net income. During the six months ended June 30, 2012 and 2011, the three consolidated joint ventures had income of $5.3 million and $7.1 million, respectively, of which $2.4 million and $3.1 million, respectively, was allocated to minority interests, resulting in income of $2.8 million and $4.0  million, respectively, included in our net income.

The investment balances for three equity investment entities that are not consolidated are included in “other assets” in our condensed consolidated balance sheets and totaled $6.9 million and $7.0 million as of June 30, 2012 and December 31, 2011, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

●	all three companies have sustainable businesses of their own;

●	our voting power is proportionate to our ownership interests;

●	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

●
we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to, any of these companies.

These three equity investment entities had net equity losses of $91,000 and net equity earnings of $309,000 for the three months ended June 30, 2012 and 2011, respectively, and recorded as “other income (expense), net” in the condensed consolidated statements of operations. These three equity investment entities had net equity losses of $128,000 and net equity earnings of $382,000 for the six months ended June 30, 2012 and 2011, respectively, and recorded as “other income (expense), net” in the condensed consolidated statements of operations.

Net income recorded from all of these joint ventures was $1.5 million and $2.8 million for the three months ended June 30, 2012 and 2011, respectively. Net income recorded from all of these joint ventures was $2.7 million and $4.4 million for the six months ended June 30, 2012 and 2011, respectively. Undistributed retained earnings relating to all our investments in all these companies were $26.5 million and $23.8 million as of June 30, 2012 and December 31, 2011, respectively.

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2012 and December 31, 2011, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $1.8 million and $1.3 million, respectively.

We also maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of June 30, 2012 and December 31, 2011, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets.

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Beginning accrued warranty and related costs	$997	$798	$1,003	$740
Charges/(benefit) to cost of revenue	(394)	(255)	(502)	(270)
Actual warranty expenditures	137	334	239	407
Ending accrued warranty and related costs	$740	$877	$740	$877

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

Outstanding contractual obligations as of June 30, 2012 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,207	$387	$684	$136	$—
Royalty agreement	4,750	1,025	1,600	1,263	862
Total	$5,957	$1,412	$2,284	$1,399	$862

Purchase Obligations

Through the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of June 30, 2012, we did not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 12.	Foreign Exchange Transaction Gains/Losses

We incurred foreign exchange transaction exchange gains of $106,000 and $65,000 for the three months ended June 30, 2012 and 2011, respectively. We incurred foreign currency transaction exchange losses of $59,000 and $131,000 for the six months ended June 30, 2012 and 2011, respectively. These amounts are included in “other income (expense), net” on the condensed consolidated statements of operations.

Note 13.	Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740 on January 1, 2007, we identified $16.4 million in the liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2008. Provision for income taxes for three months ended June 30, 2012 and 2011 and six months ended June 30, 2012 and 2011 were mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no Federal income tax expense has been provided for the three months ended June 30, 2012 and 2011 and six months ended June 30, 2012 and 2011 due to the valuation allowance being available.

Note 14.	Recent Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011, that are of material significance, or potential significance, to the Company.

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

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide. AXT’s ownership interest in these entities ranges from 25% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and independent sales representatives in Europe and Asia to market our substrates. We believe that, as the demand for compound semiconductor substrates increases, we are positioned to leverage our PRC-based manufacturing capabilities and access to favorably priced raw materials to increase our market share.

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

As of June 30, 2012 and December 31, 2011, our accounts receivable, net, balance was $22.4 million and $18.0 million, respectively, with no allowance for doubtful accounts. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2012 and December 31, 2011, our allowance for sales returns was $184,000 and $124,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2012 and December 31, 2011, accrued product warranties totaled $740,000 and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2012 and December 31, 2011, we had an inventory reserve of $7.2 million and $12.3 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs for the three and six months ended June 30, 2012 and 2011.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2012, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
GaAs	$14,862	$17,966	$(3,104)	(17.3)%
InP	1,333	1,604	(271)	(16.9)%
Ge	2,441	2,701	(260)	(9.6)%
Raw materials and other	6,517	7,760	(1,243)	(16.0)%
Total revenue	$25,153	$30,031	$(4,878)	(16.2)%

Revenue decreased $4.9 million, or 16.2%, to $25.2 million for the three months ended June 30, 2012 from $30.0 million for the three months ended June 30, 2011. Total GaAs substrate revenue decreased $3.1 million, or 17.3%, to $14.9 million for the three months ended June 30, 2012 from $18.0 million for the three months ended June 30, 2011. The decrease in GaAs substrate revenue was primarily due to the softer demand environment worldwide in both the light emitting diode (LED) market and wireless devices market compared to the same period prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $10.4 million for the three months ended June 30, 2012 compared with $11.7 million for the three months ended June 30, 2011. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand for semi-conducting GaAs substrates used in LED applications in all geographic regions except Taiwan. We expect revenue from semi-conducting GaAs substrates to decline next quarter primarily due to weaker demand from customers in China in consumer applications markets.

Sales of 5 inch and 6 inch diameter GaAs substrates were $4.4 million for the three months ended June 30, 2012 compared to $6.3 million for the three months ended June 30, 2011. The decrease in revenue from larger diameter substrates was primarily due to lower demand for semi-insulating GaAs substrates used in the wireless devices market compared to the same period prior year. We expect revenue from semi-insulating GaAs substrate to remain flat next quarter.

InP substrate revenue decreased $271,000, or 16.9%, to $1.3 million for the three months ended June 30, 2012 from $1.6 million for the three months ended June 30, 2011 primarily due to slower demand from a major customer in the optical networking industry. Based on recent indications from our customers, we believe this slower demand will reverse next quarter.

Ge substrate revenue decreased $260,000, or 9.6%, to $2.4 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011 primarily due to fewer planned satellite launches compared to the same period prior year. We expect Ge substrate revenue to decline moderately due to customer mix from different geographic regions.

Raw materials revenue decreased $1.2 million, or 16.0%, to $6.5 million for the three months ended June 30, 2012 from $7.8 million for the three months ended June 30, 2011. The decrease in raw materials revenue was primarily due to fluctuation in demand for 4N raw gallium as well as from decreased selling prices. We expect our third party raw material revenue to continue to decline next quarter as a result of anticipated decreases in average selling prices.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
GaAs	$27,093	$33,858	$(6,765)	(20.0)%
InP	2,784	2,936	(152)	(5.2)%
Ge	5,071	5,691	(620)	(10.9)%
Raw materials and other	13,691	12,112	1,579	13.0%
Total revenue	$48,639	$54,597	$(5,958)	(10.9)%

Revenue decreased $6.0 million, or 10.9%, to $48.6 million for the six months ended June 30, 2012 from $54.6 million for the six months ended June 30, 2011. Total GaAs substrate revenue decreased $6.8 million, or 20.0%, to $27.1 million for the six months ended June 30, 2012 from $33.9 million for the six months ended June 30, 2011. The decrease in GaAs substrate revenue was primarily due to the softer demand environment worldwide in both the light emitting diode (LED) market and wireless devices market compared to the same period of the prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates were $18.4 million for the six months ended June 30, 2012 compared with $23.0 million for the six months ended June 30, 2011. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand in LED market in all geographic regions except Taiwan.

Sales of 5 inch and 6 inch diameter GaAs substrates were $8.7 million for the six months ended June 30, 2012 compared to $10.9 million for the six months ended June 30, 2011. The decrease in revenue from larger diameter substrates was primarily due to lower demand for semi-insulating GaAs substrate from customers in the wireless devices market compared to the same period of the prior year.

InP substrate revenue decreased $152,000, or 5.2%, to $2.8 million for the six months ended June 30, 2012 from $2.9 million for the six months ended June 30, 2011 primarily due to slower demand from a major customer in the optical networking industry. Based on recent indications from our customers, we believe this slower demand will reverse next quarter.

Ge substrate revenue decreased $620,000, or 10.9%, to $5.1 million for the six months ended June 30, 2012 from $5.7 million for the six months ended June 30, 2011 primarily due to fewer planned satellite launches compared to the same period prior year.

Raw materials revenue increased $1.6 million, or 13.0%, to $13.7 million for the six months ended June 30, 2012 from $12.1 million for the six months ended June 30, 2011 since the first quarter of 2011 had particularly weak demand for 4N raw gallium.  In the six months ended June 30, 2012, the increase in raw materials revenue was primarily due to capacity increase to fulfill the demand for 4N raw gallium in the earlier months of 2012.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
North America *	$4,266	$6,412	$(2,146)	(33.5)%
% of total revenue	17.0%	21.4%
Europe	4,806	6,048	(1,242)	(20.5)%
% of total revenue	19.1%	20.1%
Japan	2,603	4,379	(1,776)	(40.6)%
% of total revenue	10.3%	14.6%
Taiwan	3,594	2,745	849	30.9%
% of total revenue	14.3%	9.1%
Asia Pacific (excluding Japan and Taiwan)	9,884	10,447	(563)	(5.4)%
% of total revenue	39.3%	34.8%
Total revenue	$25,153	$30,031	$(4,878)	(16.2)%

*Primarily the United States

Revenue from customers in North America decreased by $2.1 million, or 33.5%, to $4.3 million for the three months ended June 30, 2012 from $6.4 million for the three months ended June 30, 2011. The decrease was primarily due to decreased sales of both GaAs substrates and InP substrates, offset by increase in raw material sales of 4N gallium.

Revenue from customers in Europe decreased by $1.2 million, or 20.5%, to $4.8 million for the three months ended June 30, 2012 from $6.0 million for the three months ended June 30, 2011. The decrease was primarily due to decreased raw material sales of 4N gallium and GaAs substrates sales.

Revenue from customers in Japan decreased by $1.8 million, or 40.6%, to $2.6 million for the three months ended June 30, 2012 from $4.4 million for the three months ended June 30, 2011. The decrease was primarily due to decreased raw material sales of 4N gallium and GaAs substrate sales.

Revenue from customers in Taiwan increased by $849,000, or 30.9%, to $3.6 million for the three months ended June 30, 2012 from $2.7 million for the three months ended June 30, 2011. The increase was primarily due to increased semi-conducting substrate sales offset by decreased semi-insulating substrate sales.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $563,000, or 5.4%, to $9.9 million for the three months ended June 30, 2012 from $10.4 million for the three months ended June 30, 2011. The decrease was primarily due to decreased raw material sales of 4N gallium and Ge substrate sales in China and decreased GaAs substrates sales in Korea, offset by increased GaAs substrates sales in Singapore.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
North America *	$9,433	$10,204	$(771)	(7.6)%
% of total revenue	19.4%	18.7%
Europe	9,371	11,232	(1,861)	(16.6)%
% of total revenue	19.2%	20.6%
Japan	4,792	7,407	(2,615)	(35.3)%
% of total revenue	9.9%	13.5%
Taiwan	5,640	5,609	31	0.6%
% of total revenue	11.6%	10.3%
Asia Pacific (excluding Japan and Taiwan)	19,403	20,145	(742)	(3.7)%
% of total revenue	39.9%	36.9%
Total revenue	$48,639	$54,597	$(5,958)	(10.9)%

*Primarily the United States

Revenue from customers in North America decreased by $771,000, or 7.6%, to $9.4 million for the six months ended June 30, 2012 from $10.2 million for the six months ended June 30, 2011. The decrease was primarily due to decreased sales of both GaAs substrates and InP substrates, offset by an increase in raw material sales of 4N gallium.

Revenue from customers in Europe decreased by $1.9 million, or 16.6%, to $9.4 million for the six months ended June 30, 2012 from $11.2 million for the six months ended June 30, 2011. The decrease was primarily due to decreased raw material sales of 4N gallium and GaAs substrates sales, offset by increased sales of Ge substrate and InP substrate.

Revenue from customers in Japan decreased by $2.6 million, or 35.3%, to $4.8 million for the six months ended June 30, 2012 from $7.4 million for the six months ended June 30, 2011. The decrease was primarily due to decreased raw material sales of 4N gallium and semi-insulating substrate sales.

Revenue from customers in Taiwan increased slightly by $31,000, or 0.6%, to $5.6 million for the three months ended June 30, 2012 from $5.6 million for the six months ended June 30, 2011. The increase was primarily due to increased semi-conducting substrate sales offset by decreased semi-insulating substrate sales.

Revenue from customers in Asia Pacific (excluding Japan and Taiwan) decreased by $742,000, or 3.7%, to $19.4 million for the six months ended June 30, 2012 from $20.1 million for the six months ended June 30, 2011. The decrease was primarily due to decreased sales of GaAs substrates and Ge substrate in China and decreased GaAs substrates sales in Korea, offset by increased GaAs substrates sales in Singapore.

Gross Margin

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Gross profit	$7,508	$14,026	$(6,518)	(46.5)%
Gross Margin %	29.8%	46.7%

Gross margin decreased to 29.8% of total revenue for the three months ended June 30, 2012 from 46.7% of total revenue for the three months ended June 30, 2011. Approximately $1.3 million, or 5.1% of total revenue was expensed for supplemental and retroactive value-added taxes (“VATs”) levied by the tax authorities in the People’s Republic of China (PRC) which applied for the period July 1, 2011 to June 30, 2012.  In addition, higher priced raw material in our inventory and lower average selling prices due to product mix and customer mix also negatively impacted the gross margins for all substrates for the three months ended June 30, 2012. During the three months ended June 30, 2012, gross margins for raw material sales has also decreased due to decreased selling prices of 4N raw gallium compared to the same period prior year.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Gross profit	$15,702	$24,686	$(8,984)	(36.4)%
Gross Margin %	32.3%	45.2%

Gross margin decreased to 32.3% of total revenue for the six months ended June 30, 2012 from 45.2% of total revenue for the six months ended June 30, 2011.  Approximately $1.3 million, or 2.6% of total revenue for the six months ended June 30, 2012 was expensed for supplemental and retroactive VATs levied by the tax authorities in the People’s Republic of China (PRC) which applied for the period July 1, 2011 to June 30, 2012 . In addition, higher priced raw material in our inventory and lower average selling prices due to product mix and customer mix also negatively impacted the gross margins for all substrates for the six months ended June 30, 2012. During the six months ended June 30, 2012, gross margins for raw material sales has also decreased due to decreased selling prices of 4N raw gallium compared to the same period prior year.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,974	$3,714	$260	7.0%
% of total revenue	15.8%	12.4%

Selling, general and administrative expenses increased $260,000 or 7.0%, to $4.0 million for the three months ended June 30, 2012 from $3.7 million for the three months ended June 30, 2011. The increase was primarily due to higher labor related costs including salaries, bonus and retirement benefit due to higher headcount, and higher stock-based compensation expenses resulting from the new options and awards granted in 2011.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,759	$7,404	$355	4.8%
% of total revenue	16.0%	13.6%

Selling, general and administrative expenses increased $355,000, or 4.8%, to $7.8 million for the six months ended June 30, 2012 from $7.4 million for the six months ended June 30, 2011. The increase was primarily due to higher labor related costs including salaries, bonus and retirement benefit due to higher headcount, higher stock-based compensation expenses resulting from the new options and awards granted in 2011 and the absence of bad debt reversal credit recorded in the same period prior year, partially offset by decreased utilities expenses.

Research and Development

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Research and development	$914	$699	$215	30.8%
% of total revenue	3.6%	2.3%

Research and development expenses increased $215,000, or 30.8%, to $914,000 for the three months ended June 30, 2012 from $699,000 for the three months ended June 30, 2011. The increase was primarily due to higher labor related costs including salaries and bonus and higher stock-based compensation expenses mainly related to the hiring of a Chief Scientist in March 2012 and higher health insurance expenses.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Research and development	$1,749	$1,204	$545	45.3%
% of total revenue	3.6%	2.2%

Research and development expenses increased $545,000, or 45.3%, to $1.7 million for the six months ended June 30, 2012 from $1.2 million for the six months ended June 30, 2011. The increase was primarily due to higher labor related costs including salaries and bonus and higher stock-based compensation expenses mainly related to the hiring of a Chief Scientist in March 2012, higher product testing costs, higher health insurance expenses and higher utilities expenses.

Interest Income, Net

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Interest income, net	$62	$69	$(7)	(10.1)%
% of total revenue	0.2%	0.2%

Interest income, net was $62,000 for the three months ended June 30, 2012 and $69,000 for the three months ended June 30, 2011.  Interest income, net for the three months ended June 30, 2012 was lower compared to the three months ended June 30, 2011 due to the timing of interest income from the mix of securities that matured.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Interest income, net	$150	$156	$(6)	(3.8)%
% of total revenue	0.3%	0.3%

Interest income, net was $150,000 for the six months ended June 30, 2012 and $156,000 for the six months ended June 30, 2011.  Interest income, net for the six months ended June 30, 2012 was lower compared to the six months ended June 30, 2011 due to timing of interest income from the mix of securities that matured.

Other Income (Expense), Net

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$157	$450	$(293)	(65.1)%
% of total revenue	0.6%	1.5%

Other income (expense), net was $157,000 income for the three months ended June 30, 2012 consisting primarily of foreign exchange gains on our Yen denominated accounts receivable and transactions realized for joint ventures in China and investment income from our minority-owned joint ventures that are not consolidated, offset by loss on disposal of equipments and withholding tax on foreign dividends from joint ventures. Other income, net was $450,000 for the three months ended June 30, 2011 consisting primarily of investment income from minority-owned joint ventures that are not consolidated and unrealized foreign exchange gains on our Yen denominated accounts receivable.

	Six Months Ended
	June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(178)	$87	$(265)	NM
% of total revenue	0.4%	0.2%

NM = % not meaningful

Other income (expense), net was ($178,000) expense for the six months ended June 30, 2012 consisting primarily of withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable and loss on disposal of equipments, offset by investment income from minority-owned joint ventures that are not consolidated. Other income, net was $87,000 for the six months ended June 30, 2011 consisting primarily of investment income from minority-owned joint ventures that are not consolidated, offset by withholding tax on foreign dividends from joint ventures and unrealized foreign exchange losses on our Yen denominated accounts receivable.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$412	$1,064	$(652)	(61.3)%
% of total revenue	1.6%	3.5%

Provision for income taxes for three months ended June 30, 2012 and 2011 was mostly related to our China subsidiary and our China joint venture operations, with the decrease in the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to decreased sales and decreased net income in the three months ended June 30, 2012 compared to the same period prior year. Besides the state taxes liabilities, no federal income taxes have been provided for U.S. operations due to our available net operating loss carryforwards.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$787	$1,966	$(1,179)	(60.0)%
% of total revenue	1.6%	3.6%

Provision for income taxes for six months ended June 30, 2012 and 2011 was mostly related to our China subsidiary and our China joint venture operations, with the decrease in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to decreased sales and decreased net income in the first six months of 2012 compared to the same period prior year. Besides the state taxes liabilities, no federal income taxes have been provided for U.S. operations due to our available net operating loss carryforwards.

Noncontrolling Interest

	Three Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$1,128	$2,006	$(878)	(43.8)%
% of total revenue	4.5%	6.7%

Noncontrolling interest decreased $878,000 to $1.1 million for the three months ended June 30, 2012 from $2.0 million for the three months ended June 30, 2011 as a result of lower profitability from our China joint venture operations as raw materials sales have decreased due to decreased selling prices compared to the same period prior year.

	Six Months Ended June 30,		Increase
	2012	2011	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$2,445	$3,085	$(640)	(20.7)%
% of total revenue	5.0%	5.7%

Noncontrolling interest decreased $640,000 to $2.4 million for the six months ended June 30, 2012 from $3.1 million for the six months ended June 30, 2011 as a result of lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling price compared to the same period prior year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of June 30, 2012, our principal sources of liquidity were $47.1 million of which $15.0 million was held by our consolidated joint ventures, consisting of cash and cash equivalents of $31.3 million, short-term investments of $11.5 million and long-term investments of $4.3 million.

Cash and cash equivalents of $31.3 million increased by $5.1 million during the six months ended June 30, 2012 and decreased $2.6 million during the six months ended June 30, 2011.

Net cash provided by operating activities of $12.6 million for the six months ended June 30, 2012 primarily comprised of our net income of $5.4 million, adjusted for non-cash items of depreciation of $1.8 million, stock-based compensation of $573,000, amortization of marketable securities premium of $142,000, loss on disposal property and equipment of $176,000, and a net increase of $4.5 million in assets and liabilities. The $4.5 million net change in assets and liabilities primarily resulted from a $5.2 million decrease in inventories, a $2.8 million increase in accounts payable and accrued liabilities, a $1.4 million decrease in prepaid expenses and other current assets, and a $182,000 decrease in other assets, partially offset by a $4.4 increase in accounts receivable and a $641,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $4.9 million for the six months ended June 30, 2011 primarily comprised of our net income of $14.4 million, adjusted for non-cash items of depreciation of $1.7 million, stock-based compensation of $422,000, amortization of marketable securities premium of $187,000, realized loss on sale of investments of $8,000 and a net decrease of $11.7 million in assets and liabilities. The $11.7 million net change in assets and liabilities primarily resulted from a $3.6 million increase in inventories, a $4.5 million increase in prepaid expenses and other current assets, a $3.4 million decrease in accounts payable, a $99,000 decrease in accrued liabilities, and a $613,000 decrease in other long-term liabilities, partially offset by a $156,000 decrease in accounts receivable and a $309,000 decrease in other assets.

Net cash used in investing activities of $4.3 million for the six months ended June 30, 2012 was primarily from the purchase of property, plant and equipment of $3.0 million and the purchase of investments totaling $4.5 million offset by the sale of investments totaling $3.2 million.

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

In January 2012, we increased the credit facility line of credit maintained by us with UBS Bank USA from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  As of June 30, 2012 and December 31, 2011, we had not used any portion of this line of credit.

Net cash used in financing activities of $3.3 million for the six months ended June 30, 2012 consisted of $3.6 million net dividends paid by our joint ventures partially offset by net proceeds of $219,000 on the issuance of common stock pursuant to stock option exercises.

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

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $119,000 and $121,000 for the three months ended June 30, 2012 and 2011, respectively and $227,000 and $244,000 for the six months ended June 30, 2012 and 2011, respectively.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement.

Outstanding contractual obligations as of June 30, 2012 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,207	$387	$684	$136	$—
Royalty agreement	4,750	1,025	1,600	1,263	862
Total	$5,957	$1,412	$2,284	$1,399	$862

Recent Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011, that are of material significance, or potential significance, to us.

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

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. The functional currency for our foreign operations is the renminbi, the local currency of China. Since most of our operations are conducted in China, most of our costs are incurred in Chinese renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, including our joint ventures, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float systems with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected.

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of June 30, 2012 and December 31, 2011, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and six months ended June 30, 2012, we recorded a net foreign exchange gain of $106,000 and a net foreign exchange loss of $59,000 respectively, included as part of “other income (expense), net” in our condensed consolidated statements of operations. During the three and six months ended June 30, 2012, we recorded unrealized foreign currency gain of $32,000 and loss of $239,000 respectively, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2012	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$31,275	0.25%	$78	$70	$86
Cash equivalents	6	0.01%	—	—	—
Investment in debt and equity instruments	15,787	2.79%	440	396	484
			$518	$466	$570

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 10% or more of our trade accounts receivable balance as of June 30, 2012 at 32.2%. One customer accounted for 10% or more of our trade accounts receivable balance at 32.4% as of December 31, 2011.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2012 and December 31, 2011, the direct minority investments totaled $392,000, and the indirect minority investments totaled $1.8 million and $1.3 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in tariffs, import restrictions, export restrictions or other trade barriers may reduce gross margins.

We may incur increases in costs due to changes in tariffs, import or export restrictions, or other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. For example, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in the PRC which applied for the period from July 1, 2011 to June 30, 2012.  We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a 505 basis point decrease in our gross margins. Tax authorities in the PRC revised tax regulations and levied VAT on materials imported not forming part of the final product as foreign-owned enterprises. These VATs will continue to negatively impact our gross margins for the future quarters. Given the relatively fluid regulatory environment in the PRC, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

AXT, INC.

Dated: August 9, 2012	By:	/s/ MORRIS S. YOUNG
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