Form 10-K
period 2012-12-31
AXT INC
filed 2013-03-15
CIK 1051627

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

For the fiscal year ended December 31, 2012
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $3.95 for the common stock on June 29, 2012 as reported on the Nasdaq Global Market, was approximately $95,344,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2013, 32,644,355 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2013 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as industry trends, customer demand, the development of new products, enhancements or technologies, sales levels, expense levels, planned investments and other statements regarding matters that are not historical are forward-looking statements.

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

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. We also have joint ventures in China, which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership interest in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China, and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

The industries in the wireless device, LED and solar cell markets became more competitive and negatively affected our business during 2012, as well as the falling price of raw gallium sold by our joint ventures. We believe these factors will continue to affect our business operations in the first half of 2013. However, the strong proliferation of wireless devices and improving market for satellite solar cells will ultimately drive the demand for our substrates in the future. Although our qualification progress in both gallium arsenide and germanium substrates was slower in 2012 due to consolidation within the base of customers for our products, we will continue our effort and expect it will improve in 2013. While the volatile business and financial markets are prompting us to continue to take a conservative approach to our business, we remain optimistic about our business.

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

The AXT Advantage

We believe that we benefit from the following advantages:

●
Low-cost manufacturing operation in the PRC.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. As of December 31, 2012, approximately 1,259 of our 1,284 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their major manufacturing operations in Germany or Japan and have limited manufacturing operations in China.

●
Favorable access to raw materials.  Our joint ventures in China provide us reliable supply and shorter lead-times for raw materials central to our final manufactured products. These materials include gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride crucibles and boron oxide. As a result, we believe that our joint ventures will enable us to meet potential increases in demand from our customers by providing a more stable supply of raw materials.

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

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Continue to provide customers high and consistent quality products and service.  We seek to improve our manufacturing processes continually in order to meet and exceed our customers’ high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2013 by adding new facilities, some additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

Increase market share.  We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless devices and HBLED markets.

Flexible capacity to meet customers’ increasing demand for substrates.  Since 2006, we have tripled our 6-inch semi-insulating gallium arsenide substrate capacity in order to scale with increasing demand. Although the demand for substrates has been fluctuating in the past year, as we enter 2013, we are reviewing our GaAs substrate capacity and demand for all sizes to make appropriate adjustments in our capacity.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We have committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. We have temporarily delayed the project due to the volatility in our substrate business.

Establish leadership in emerging substrate applications.  We intend to expand our served markets by exploring new opportunities for our substrates and we continue to work with our customers to enhance our substrate product offering. For example, we have worked on the development of a 6” Ge substrate because the larger usable area in a 6-inch wafer over a 4-inch wafer will substantially reduce the cost of Ge solar cell manufacturing, which we believe is essential for commercial adoption of Ge solar cell technology for terrestrial applications.

Technology enhancements.  We continue to focus on technology development in the area of VGF technology enhancement. We are working to increase the VGF ingot length and improve our single crystal yield rate. We also continue to work to improve our wafer processing technologies to give us better yield, lower production costs and better quality and performance for our customers.

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

Our VGF technique is designed to control the crystal-growth process with minimal temperature variation and is the current technique we use to produce our GaAs, InP and Ge substrates. Unlike traditional techniques, our VGF technique places the hot compound melt above the cool crystal, and minimizes the temperature gradient between the crystal and the melt which reduces the turbulence at the interface of the melt and the solid crystal. In comparison, in the LEC technique the melt and crystal are inverted, there is a higher temperature gradient between the melt and the crystal, and more turbulence at the interface of the melt and solid crystal. These aspects of the VGF technique enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate are mechanically strong, resulting in lower breakage rates during a customer’s manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed as it may be during some of our competitors’ VGF-like growth processes. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

We believe that our VGF technique offers several benefits for producing our GaAs substrates when compared to traditional crystal growing technologies. The Horizontal Bridgman (HB) technique is the traditional method for producing semi-conducting GaAs substrates for opto-electronic applications, but because of the techniques used to hold the GaAs melt, the HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. In addition, the HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

We believe our VGF technique also offers advantages over the LEC technique for producing semi-insulating GaAs substrates for wireless applications. Unlike the VGF technique, the LEC technique can result in greater turbulence in the melt, and at a temperature gradient that is significantly higher than the VGF technique, which can cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals, resulting in a higher rate of breakage during the device manufacturing process. However, the LEC technique can be useful for GaAs semi-conducting substrates since the LED application specifications and requirements are less stringent than those of wireless applications.

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

Materials.  We participate in joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2012 and 2011, sales of raw materials by these joint ventures to third parties were approximately $22.2 million and $23.6 million, respectively.

The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Accordingly, substrate manufacturers, including us, are continuing to shift production to larger wafers to reduce manufacturing costs.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our top ten revenue producing customers in 2012 by revenue in alphabetical order were:

●	Arima Optoelectronics Corporation	●	IQE Group
●	Azur Space Solar Power GmbH	●	Nan Da Guang Dang
●	Epistar Corporation	●	Neo Gallium Compounds LLC
●	Hitachi Cable, Ltd.	●	Osram Opto Semiconductors GmbH
●	Landmark Optoelectronics Inc.	●	Yangzhou Changelight Optoelectronics Co. Ltd.

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. IQE Group (IQE, Inc., IQE RF, LLC, IQE (Europe) Limited, MBE Technology Pte. Ltd., Wafer Technology Ltd. represented approximately 17%, 18% and 19% of our revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our top five customers, although not the same five customers for each period, represented 37% of our revenue for the year ended December 31, 2012, 35% of our revenue for the year ended December 31, 2011, and 40% of our revenue for the year ended December 31, 2010. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

There was one third party customer for the raw materials revenue from our joint ventures that accounted for 19% of the revenue from raw materials sales for the year ended December 31, 2012, two third party customers for the raw materials revenue from our joint ventures that accounted for 15% and 13% of the revenue from raw materials sales for the year ended December 31, 2011, and two third party customers for our raw materials revenue that accounted for 21% and 19% of the revenue from raw materials sales for the year ended December 31, 2010. Raw material sales in 2012, 2011 and 2010 approximated $22.2 million, $23.6 million and $14.9 million respectively. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage by allowing our customers to work with one supplier for their substrate and raw material requirements. Our raw materials customers include chemical companies. Additionally, we sell raw materials to some of the competitors to our substrate business.

Manufacturing, Raw Materials and Supplies

We believe that our operating results reflect our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor compared to our previous manufacturing in the United States. Although some of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, we expect to continue to improve our processes and increase the number of automated processes in 2013. We use proprietary equipment in our substrate manufacturing operations to protect our intellectual property and control the timing and pace of capacity additions. Our manufacturing facilities are ISO 9001 certified and ISO 14001 certified. In November 2012, our Beijing facility successfully passed the ISO/TS 16949:2009 certification audit and the certificate was issued on February 4, 2013.

We have joint ventures in China that provide us with reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, arsenic, germanium, germanium dioxide, pyrolitic boron nitride crucibles, and boron oxide. We believe that these joint ventures have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials, such as gallium.

Sales and Marketing

We advertise in trade publications, distribute promotional materials, conduct marketing and sales programs, and participate in industry trade shows and conferences in order to raise market awareness of our products.

We sell our substrate products directly to customers through our direct salesforce in the United States and China and through independent sales representatives in Europe and other parts of Asia to market and sell our substrates. Our direct salesforce is knowledgeable in the use of compound and single-element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing to processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

International Sales.  International sales are an important part of our business. Sales to customers outside North America (primarily United States) accounted for 83% of our revenue in 2012, 80% of our revenue in 2011, and 78% of our revenue in 2010. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

We also sell through our joint ventures raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage by allowing our customers to work with one supplier for all their substrate and raw material requirements. Our joint ventures have their own separate salesforce where they also sell directly to their own customers in addition to their supply of raw materials to us.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2012, we continued to focus research and development resources to reduce surface quality problems we experienced with our substrates for some customers, particularly related to surface morphology. Although some major problems related to surface quality have been resolved, we still need to continue to improve in this area and expect that this effort in research and development will continue in 2013. One of our joint ventures has been working on research and development projects to qualify for a government incentive program for reduced future tax rates in China and will continue this effort in the future. We focus our research and development effort to utilize more of our VGF technique to produce high-purity gallium.

Research and development expenses were $3.5 million in 2012, compared with $2.5 million in 2011 and $2.3 million in 2010. We expect our rate of expenditure on research and development costs in 2013 to remain constant with 2012 as our company and our joint ventures will continue their effort in research and development.

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

A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share. Our primary competition in the market for compound semiconductor substrates includes Freiberger Compound Materials, Hitachi Cable, and Sumitomo Electric Industries. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, including Hitachi, and from companies such as TriQuint Semiconductors that are actively developing alternative compound semiconductor materials. Furthermore, silicon on insulator (SOI) technology, a semiconductor wafer technology that produces higher performing and lower power consumption devices, has been proven in the market. In the past year, SOI technology has been increasingly adopted for certain types of radio frequency (RF) applications that have historically been gallium arsenide-based.

However, we believe we are the only compound semiconductor substrate supplier to offer a full suite of raw materials and we believe that this gives us a strong competitive advantage in our marketplace.

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

To date, we have been issued twenty-five (25) patents that relate to our VGF products and processes, eight (8) in the United States (US), two (2) in Japan (JP), twelve (12) in China (CN), one (1) in Europe (EP), one (1) in Canada (CA), and one (1) in Korea (KR), which expire in  2016 (2 US), 2021 (1 US, 6 CN), 2020 (2 CN), 2022 (1 US, 1 CA, 1 EP, 2 JP, 1 KR), 2027 (2 US, 1 CN), 2028 (1 US, 1 CN), 2030(1 US, 2 CN).  We have one allowed CN patent application. We have two (2) US patent applications pending and sixteen (16) foreign patent applications pending in Europe (2), China (8), Japan (5) and Taiwan (1).

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

Environmental Regulations

We are subject to federal, state and local environmental laws and regulations, including laws in China as well as in the United States. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our operations.

Employees

As of December 31, 2012, we had 1,284 employees, of whom 1,070 were principally engaged in manufacturing, 139 in sales and administration, and 75 in research and development. Of these employees, 25 were located in the United States and 1,259 in China.

As of December 31, 2012, 1,083 employees in China were represented by unions, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

Geographical Information

Please see Note 15 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

Available Information

Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number at this address is (510) 683-5900. Our Internet website address is www.axt.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10-K.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov or at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our General Business

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 46.7% in the quarter ended June 30, 2011 to 19.5% for the quarter ended December 31, 2012.

If we receive fewer customer orders than forecasted or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our gross margins would be negatively affected. In addition, lead times required by our customers are shrinking which reduces our ability to forecast revenue and adjust our costs in the short-term.

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

We do not control the prices at which our joint venture companies sell their raw materials products to third parties. However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our joint venture companies has in the past and may in the future sell raw materials at significantly reduced prices in order to gain volume sales, or sales to new customers. In such an event, our gross margin may be adversely impacted. In addition, one of our joint ventures has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

Ongoing financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic conditions and low or negative growth in China, Europe and the United States, along with difficulties in the financial markets, national debt and fiscal concerns in various regions are posing challenges to our industry.   The possible duration and severity of this adverse economic cycle is unknown. Although we remain well-capitalized and have not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years and may be depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid-state illumination, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and as a result average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. On average, we have experienced average selling price declines over the course of the last twelve months of anywhere from approximately 5% to 20% per year depending on the product. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the year ended December 31, 2012, IQE Group represented 17% of our revenue, compared to 18% in the year ended December 31, 2011 and 19% in 2010. Our top five customers, although not the same customers for each period, represented 37% of revenue for the year ended December 31, 2012, 35% of revenue for the year ended December 31, 2011, and 40% of revenue for the year ended December 31, 2010. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

Defects in our products could diminish demand for our products.

Our products are complex and may contain defects. We have experienced quality control problems with some of our products, which caused customers to return products to us, reduce orders for our products, or both. We believe that we continue to experience some reduction in orders as a result of our product quality problems. If we continue to experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors, we may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

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

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including TriQuint Semiconductors, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. For examples, silicon on insulator (SOI) technology uses layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing; complementary metal-oxide-semiconductor (CMOS) technology is used for constructing integrated circuits. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

Our continuing business depends in significant part upon manufacturers of electronic and opto-electronic compound semiconductor devices, as well as the current and anticipated market demand for these devices and products using these devices. As a supplier to the compound semiconductor industry, we are subject to the business cycles that characterize the industry. The timing, length and volatility of these cycles are difficult to predict. The compound semiconductor industry has historically been cyclical due to sudden changes in demand, the amount of manufacturing capacity and changes in the technology employed in compound semiconductors. The rate of changes in demand, including end demand, is high, and the effect of these changes upon us occurs quickly, exacerbating the volatility of these cycles. These changes have affected the timing and amounts of customers’ purchases and investments in new technology. These industry cycles create pressure on our revenue, gross margin and net income.

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2012. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2012, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In 2012, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable and Sumitomo Electric Industries, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

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

We have made investments through our joint ventures in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

Our substrate products have a long qualification cycle that makes it difficult to plan our expenses and forecast our results.

New customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal budgeting, approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to vary. In addition, if a customer decides not to incorporate our products into its initial design, we may not have another opportunity to sell products to this customer for many months or even years. In the current competitive and economic climate, the average sales cycle for our products has lengthened even further and is expected to continue to make it difficult for us to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

Problems incurred by our joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these ventures for our use and sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 20% to 83%. We consolidate the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in reduced gross margin.

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

Risks Related to International Aspects of Our Business

Changes in tariffs, import restrictions, export restrictions Chinese regulations or other trade barriers may reduce gross margins.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China-manufactured products. In addition, we have in the past experienced quality problems with our China-manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. In addition, in early 2012, we entered into an arrangement to establish a second manufacturing facility in China, which if completed will further our reliance on Chinese manufacturing facilities.  We may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 83%, 80% and 78% our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

In the past, the Chinese government has faced a power shortage resulting in power demand outstripping supply in peak periods. Instability in electrical supply in past years has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we are required to make temporary closures of our subsidiary and joint venture operations, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at our Beijing subsidiary at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

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

We and one of our joint ventures expect to invest up to approximately $17.5 million in capital projects at our China facilities, including a manufacturing facility in Tianjin, in the future to expand our manufacturing capabilities to optimize the utilization of our resources.  If we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of February 28, 2013 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	27,760	Administration	Operating lease, expires November 2015
Beijing, China	33,000	Production	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing Ji Ya Semiconductor Material, Co., Ltd., expires February 2014
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China Beijing, China	14,720 7,600	Production Production and Administration	Owned by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd. Operating leases by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until June 2014

*
Joint ventures in which we hold an interest and consolidate in our financial statements. We hold a 46% interest in Beijing Ji Ya Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

	High	Low
2012
First Quarter	$6.84	$4.25
Second Quarter	$6.53	$3.55
Third Quarter	$4.14	$2.75
Fourth Quarter	$3.55	$2.60
2011
First Quarter	$12.23	$5.65
Second Quarter	$8.90	$5.85
Third Quarter	$9.24	$4.98
Fourth Quarter	$5.97	$3.63

As of March 1, 2013, there were 76 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both December 31, 2012 and 2011 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Issuer Purchases of Equity Securities

During the years ended December 31, 2012 and 2011, we did not repurchase any shares of our common stock. On February 21, 2013, our board of directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program will be dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is expected to be funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2007 and ending December 31, 2012.

	12/07	12/08	12/09	12/10	12/11	12/12
AXT, Inc.	$100.00	$21.77	$52.42	$168.39	$67.26	$45.32
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Electronic Components	$100.00	$52.67	$85.15	$97.82	$89.33	$88.18

Item 6.	Selected Consolidated Financial Data

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$88,374	$104,121	$95,493	$55,364	$73,075
Cost of revenue	63,522	59,339	58,998	41,495	55,115
Gross profit	24,852	44,782	36,495	13,869	17,960
Operating expenses:
Selling, general, and administrative	15,419	14,836	13,972	13,389	15,751
Research and development	3,468	2,473	2,339	1,569	2,164
Impairment on assets held for sale	—	—	—	—	83
Restructuring charge	—	—	—	507	—
Total operating expenses	18,887	17,309	16,311	15,465	17,998
Income (loss) from operations	5,965	27,473	20,184	(1,596)	(38)
Interest income, net	518	449	53	177	513
Equity in earnings of unconsolidated joint ventures	1,281	741	259	484	884
Other income (expense), net	(761)	(45)	2,203	(99)	406
Income (loss) before provision for income taxes	7,003	28,618	22,699	(1,034)	1,765
Provision for income taxes	853	2,795	2,323	471	1,023
Net income (loss)	6,150	25,823	20,376	(1,505)	742
Less: Net income attributable to noncontrolling interest	3,040	5,503	1,723	393	1,431
Net income (loss) attributable to AXT, Inc.	$3,110	$20,320	$18,653	$(1,898)	$(689)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.09	$0.63	$0.60	$(0.07)	$(0.03)
Diluted	$0.09	$0.61	$0.57	$(0.07)	$(0.03)
Shares used in per share calculations:
Basic	32,144	31,872	31,008	30,500	30,400
Diluted	32,865	33,061	32,512	30,500	30,400

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$30,634	$26,156	$23,724	$16,934	$13,566
Investments	19,461	14,486	17,251	18,469	17,756
Working capital	93,376	92,220	82,116	70,681	66,836
Restricted deposits	—	—	—	—	3,013
Total assets	167,589	162,488	140,251	107,946	111,662
Long-term debt, net of current portion	—	—	—	420	496
Total stockholders’ equity	150,914	147,049	119,804	97,251	96,876

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. Critical accounting policies are material to the presentation of our consolidated financial statements and require us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. We also refer you to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K.

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

As of December 31, 2012, our accounts receivable balance was $17.9 million with no allowance for doubtful accounts. As of December 31, 2011, our accounts receivable balance was $18.0 million with no allowance for doubtful accounts. During 2011, we decreased our allowance for doubtful accounts by $99,000 compared to the amount as of December 31, 2010 primarily for improved collections worldwide. As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased our allowance for doubtful accounts by $64,000 compared to the amount as of December 31, 2009 primarily for improved collections worldwide. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2012, we utilized $426,000 and reserved an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012. During 2011, we utilized $144,000 and reduced allowance of $194,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011. During 2010, we utilized $518,000 and reserved an additional $124,000 from the beginning balance of $856,000, resulting in the allowance for sales returns of $462,000 as of December 31, 2010.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2012 and 2011, accrued product warranties totaled $588,000 and $1.0 million, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2012 and 2011, we had an inventory reserve of $10.1 million and $9.4 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2012, 2011 and 2010.

Fair Value of Investments

ASC topic 820, Fair Value Measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2012 and 2011, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2012 and 2011.

Stock Based Compensation

We account for stock-based compensation in accordance with ASC topic 718, Stock-based Compensation (“ASC 718”). Share-based awards granted include stock options and restricted stock awards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term. Historical volatility was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the future forfeitures rates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

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

Continuing Operations

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. We also have joint ventures in China that provide us reliable supply and shorter lead-times for raw materials central to our final manufactured products.

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Our business also depends in part on worldwide economic conditions. During 2012, we experienced some fluctuation in the customer demand for the semi-insulating GaAs substrates that are used for end-products in the wireless market and the semi-conducting GaAs substrate used in the light emitting diode (LED) market. We believe consolidation within the base of customers for our products was likely the reason for slower qualifications for our business, but may create more opportunities in the future. The increased adoption of SOI technology also impacted the overall industry. The Ge substrates industry was impacted by slower demand for satellite solar cells as well as higher cost of Ge raw material. Our raw materials revenue decreased primarily due to decreased selling prices of raw gallium. In contrast, revenue from InP substrates increased as the demand from customers in the optical networking industry increased.

As we move into 2013, we expect that the demand for GaAs products will be continually driven by the proliferation of smart phones and tablets. These devices, which enable full performance of video, gaming and Internet browsing capabilities, are driving increases in wireless subscribers in major geographic areas around the world as well as an upgrade cycle for new devices. We expect the demand for semi-conducting GaAs substrates in the LED market will remain unstable. We also expect Ge substrates sales will improve in 2013 as there is increasing interest in the replacement of fossil fuel resources with sustainable alternatives such as solar power and solar modules and a renewed interest in renewable energy technology, particularly in Europe and China. At the same time, we believe that improvements in conversion efficiency for Ge has been occurring, which we believe will continue to enable this technology to become more affordable and therefore, more widely utilized, in the future. We also expect InP substrate sales, which currently represents a smaller portion of revenue, will increase due to growing demand in the optical networking industry. For raw materials sales, we believe the selling price of gallium has slowed its decline and we expect this will favorably affect our raw material revenue in 2013.

Revenue

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
GaAs	$51,368	$63,697	$67,591	$(12,329)	(19.4)%	$(3,894)	(5.8)%
InP	6,024	5,182	4,038	842	16.2%	1,144	28.3%
Ge	8,734	11,635	8,955	(2,901)	(24.9)%	2,680	29.9%
Raw Materials	22,247	23,606	14,884	(1,359)	(5.8)%	8,722	58.6%
Other	1	1	25	—	—	(24)	(96.0)%
Total revenue	$88,374	$104,121	$95,493	$(15,747)	(15.1)%	$8,628	9.0%

Revenue decreased by $15.7 million or 15.1%, to $88.4 million in 2012 from $104.1 million in 2011. Total GaAs substrate revenue decreased $12.3 million, or 19.4%, to $51.4 million in 2012 from $63.7 million in 2011. The decrease in revenue was primarily due to the softer demand from our current customer base in both the LED market and wireless devices market compared to last year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, decreased by $8.7 million to $34.3 million in 2012 compared to $43.0 million in 2011 primarily due to weaker demand from our current customers in LED applications in all geographic regions except Taiwan which was particularly strong in the first half of 2012.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, decreased by $3.7 million to $17.0 million in 2012 compared to $20.7 million in 2011 primarily due to lower demand for semi-insulating GaAs substrate from our current customers in the wireless devices market compared to last year.

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

InP substrate revenue increased by $842,000, or 16.2%, to $6.0 million in 2012 compared to $5.2 million in 2011 as demand from customers in the optical networking industry increased. We continued and expect to see renewed demand for these substrates as investment in high-speed optical communications continue to increase worldwide. InP substrate revenue increased by $1.1 million, or 28.3%, to $5.2 million in 2011 compared to $4.0 million in 2010 as demand from customers in the optical networking industry increased.

Ge substrate revenue decreased by $2.9 million, or 24.9%, to $8.7 million in 2012 from $11.6 million in 2011. Our Ge substrate revenue decreased primarily due to fewer planned satellite launches particularly in Asia. Ge substrate revenue increased by $2.7 million, or 29.9%, to $11.6 million in 2011 from $9.0 million in 2010 due to demand increased from our customers for satellite applications and for concentrated photovoltaic solar applications.

Raw materials revenue decreased by $1.4 million, or 5.8%, to $22.2 million in 2012 from $23.6 million in 2011 primarily due to decreased selling prices which was partially offset by increased tonnage sold, as well as by increased revenue from pyrolytic boron nitride (pBN) crucibles due to increased demand. Raw materials revenue increased by $8.7 million, or 58.6%, to $23.6 million in 2011 from $14.9 million in 2010 primarily as a result of increased demand from our new and existing customers for 4N raw gallium, as well as from increased selling prices.

Although our raw materials revenue decreased last year due to decreased selling prices, it remains an important part of our business, as it provides us protection against raw materials pricing increases and supply constraints. Since we are able to supply raw materials necessary for the production of our substrates at favorable prices, our ability to sell such materials in the open market, at market prices, also provides us with pricing protection. We expect to continue to expand our raw materials sales efforts.

Revenue by Geographic Region

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
North America*	$15,391	$20,471	$20,739	$(5,080)	(24.8)%	$(268)	(1.3)%
% of total revenue	17%	20%	22%
Europe	18,170	21,082	18,838	(2,912)	(13.8)%	2,244	11.9%
% of total revenue	21%	20%	20%
Japan	9,346	13,749	11,857	(4,403)	(32.0)%	1,892	16.0%
% of total revenue	11%	13%	12%
Taiwan	10,985	9,813	14,834	1,172	11.9%	(5,021)	(33.8)%
% of total revenue	12%	9%	15%
Asia Pacific (excluding Japan and Taiwan)	34,482	39,006	29,225	(4,524)	(11.6)%	9,781	33.5%
% of total revenue	39%	38%	31%
Total revenue	$88,374	$104,121	$95,493	$(15,747)	(15.1)%	$8,628	9.0%

*	Primarily the United States.

Sales to customers located outside of North America represented approximately 83%, 80%, and 78% of our revenue during 2012, 2011 and 2010, respectively.

Revenue from customers located in North America decreased by $5.1 million, or 24.8%, to $15.4 million in 2012 from $20.5 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates partially offset by increased sales of 4N raw gallium. Revenue from customers located in North America decreased by $268,000, or 1.3%, to $20.5 million in 2011 from $20.7 million in 2010 primarily due to decreased demand for GaAs substrates, reflecting the slower demand in the wireless market, offset by increased demand for raw materials primarily from 4N raw gallium and increased demand for InP substrates used in the optical networking industry.

Revenue from customers located in Europe decreased by $2.9 million, or 13.8%, to $18.2 million in 2012 from $21.1 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates to customers in Germany and United Kingdom, decreased raw material sales to customers in Germany and Slovakia, partially offset by increased substrates sales to customers in France. Revenue from customers located in Europe increased by $2.2 million, or 11.9%, to $21.1 million in 2011 from $18.8 million in 2010 primarily due to increased sales of GaAs substrates, Ge substrates and 4N raw gallium to customers in Germany, increased sales of GaAs substrates to customers in the United Kingdom, offset by decreased sales of GaAs substrates to customers in France.

Revenue from customers located in Japan decreased by $4.4 million, or 32.0%, to $9.3 million in 2012 from $13.7 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates and 4N raw gallium. Revenue from customers located in Japan increased by $1.9 million, or 16.0%, to $13.7 million in 2011 from $11.9 million in 2010 primarily due to increased sales of semi-conducting GaAs substrates, raw material and Ge substrates, offset by decreased sales of semi-insulating GaAs substrates reflecting the slower demand in the wireless market.

Revenue from customers in Taiwan increased by $1.2 million, or 11.9%, to $11.0 million in 2012 from $9.8 million in 2011. This increase in 2012 was primarily due to increased sales of semi-conducting GaAs substrates and InP substrates, partially offset by decreased sales of semi-insulating GaAs substrates to a major customer. Revenue from customers in Taiwan decreased by $5.0 million, or 33.8%, to $9.8 million in 2011 from $14.8 million in 2010 primarily due to decreased sales of GaAs substrates as demand for both semi-insulating and semi-conducting substrates decreased from a few large customers.

Revenue from customers in the Asia Pacific region (excluding Japan and Taiwan) decreased by $4.5 million, or 11.6%, to $34.5 million in 2012 from $39.0 million in 2011. This decrease in 2012 was primarily due to decreased sales of 4N raw gallium, Ge substrates and semi-conducting GaAs substrates to customers in China, decreased sales of semi-conducting GaAs substrates to customers in Singapore, partially offset by increased sales of semi-insulating GaAs substrates to customers in Singapore. Revenue from customers in the Asia Pacific region (excluding Japan and Taiwan) increased by $9.8 million, or 33.5%, to $39.0 million in 2011 from $29.2 million in 2010 primarily due to increased sales of raw materials and substrates to customers in China and increased sales of GaAs substrates to customers in Singapore and Korea.

Gross Margin

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Gross profit	$24,852	$44,782	$36,495	$(19,930)	(44.5)%	$8,287	22.7%
Gross Margin %	28.1%	43.0%	38.2%

Gross margin decreased to 28.1% of total revenue in 2012 from 43.0% of total revenue in 2011. Approximately $1.3 million, or 1.5% of total revenue for the year of 2012 was expensed for supplemental and retroactive VATs levied by the tax authorities in China which was applicable for the period from July 1, 2011 to June 30, 2012. In addition, higher priced raw material in our inventory and lower average selling prices due to product mix and customer mix also negatively impacted the gross margins for all substrates for 2012. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium compared to last year. The 2012 quarterly trend of gross margin for the first quarter to the fourth quarter of 34.9%, 29.8%, 26.3% and 19.5%, respectively, also reflects the impact of lower rate of absorption of manufacturing overhead across lower production volume compared to last year. We expect the trend will continue in the first half of 2013.

Gross margin increased to 43.0% of total revenue in 2011 from 38.2% of total revenue in 2010. Sales product mix, and process improvements in production such as longer ingots and first pass yield improvements in ingots, continued to contribute to higher gross margins, as well as raw material sales with higher gross margins due to higher gallium selling prices compared to the prior year. The 2011 quarterly trend of gross margin for the first quarter to the fourth quarter of 43.4%, 46.7%, 43.3% and 36.9%, respectively, demonstrate the high rate of absorption of manufacturing overhead with higher production volume in the earlier quarters of the year.  The lower 36.9% gross margin for the fourth quarter was due to the lower rate of absorption of manufacturing overhead as a result of fluctuation of customers’ orders in the wireless market towards the end of the year.

Selling, General and Administrative Expenses

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Selling, general and administrative expenses	$15,419	$14,836	$13,972	$583	3.9%	$864	6.2%
% of total revenue	17.4%	14.2%	14.6%

Selling, general and administrative expenses increased $583,000 to $15.4 million for 2012 compared to $14.8 million for 2011. This increase in 2012 was primarily due to higher personnel related costs including salaries and retirement benefits for employees in our joint ventures, higher stock-based compensation expenses resulting from the new options and awards granted in 2011 and 2012, absence of bad debt reversal credit recorded in 2011, partially offset by lower bonus from unfavorable financial results and lower sales commission expenses from lower commissionable substrates sales. We expect our selling, general administrative expenses may increase in the future with rising costs of doing business in China due to increasing personnel costs and business taxes.

Selling, general and administrative expenses increased $864,000 to $14.8 million for 2011 compared to $14.0 million for 2010. The increase was primarily due to higher health insurance costs in China compared to a health insurance refund received in the prior year, higher labor costs from annual salary increases and increased average headcount, higher taxes and registration expenses primarily from new business taxes levied on all foreign-owned companies in China., partially offset by lower selling expenses mainly due to severance and personnel cost incurred after the departure of one of our executive officers at the end of 2010, which expense did not recur in 2011.

Research and Development Expenses

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Research and development expenses	$3,468	$2,473	$2,339	$995	40.2%	$134	5.7%
% of total revenue	3.9%	2.4%	2.4%

Research and development expenses increased $995,000, or 40.2%, to $3.5 million for 2012 from $2.5 million for 2011. This increase in 2012 was primarily due to higher personnel related costs including salaries and bonuses and higher stock-based compensation expenses mainly related to the hiring of a Chief Scientist in March 2012, higher product testing costs and higher health insurance cost. We expect our rate of expenditures on research and development costs in 2013 to be stable as our joint ventures continue to maintain their efforts in research and development.

Research and development expenses increased $134,000, or 5.7%, to $2.5 million for 2011, from $2.3 million for 2010 primarily due to higher labor costs from increased headcount of our joint ventures in China.

Interest Income, Net

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Interest income, net	$518	$449	$53	$69	15.4%	$396	747.2%
% of total revenue	0.6%	0.4%	0.1%

Interest income, net increased $69,000 to $518,000 for 2012 from $449,000 for 2011 primarily due to higher interest income earned by our consolidated joint ventures from their bank deposits and interest income on loan from one of our consolidated joint ventures to its equity investment entity.

Interest income, net increased $396,000 to $449,000 for 2011 from $53,000 for 2010 primarily due to higher returns from various investment portfolio mixes and the absence of interest expense for the tenant improvement loan at our Fremont, U.S. offices, which was paid in full in September 2010.

Equity in Earnings of Unconsolidated Joint Ventures and Other Income (Expense), Net

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Equity in earnings of unconsolidated joint ventures	$1,281	$741	$259	$540	72.9%	$482	186.1%
% of total revenue	1.5%	0.7%	0.3%
Other income (expense), net	$(761)	$(45)	$2,203	$(716)	(1,591.1)%	$(2,248)	(102.0)%
% of total revenue	(0.9)%	(0.0)%	2.3%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures increased $540,000 to $1.3 million for 2012 from $741,000 for 2011 primarily due to higher net income recorded by our consolidated joint ventures from their new minority investments.

Equity in earnings of unconsolidated joint ventures increased $482,000 to $741,000 for 2011 from $259,000 for 2010 primarily due to higher net income from our minority-owned joint ventures that are not consolidated.

Other expense, net increased $716,000 to $761,000 for 2012 from $45,000 for 2011 primarily due to higher net foreign exchange transaction losses mainly on our Yen denominated accounts receivable, higher withholding tax on foreign dividends from our consolidated joint ventures and higher losses on disposal of equipments.

Other expense, net was $45,000 for 2011 compared to other income, net of $2.2 million for 2010 primarily due to absence of sales tax refund and realized gain from sale of investments from the prior year, net foreign exchange transaction losses on our Yen denominated accounts receivable and transactions realized by our joint ventures in China, and higher withholding tax on foreign dividends from our consolidated joint ventures.

Noncontrolling Interest

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Noncontrolling interest	$3,040	$5,503	$1,723	$(2,463)	(44.8)%	$3,780	219.4%
% of total revenue	3.4%	5.3%	1.8%

 Noncontrolling interest in earnings of consolidated joint ventures for the years ended December 31, 2012, 2011 and 2010 were $3.0 million, $5.5 million, and $1.7 million, respectively. The decrease in minority interest from 2011 to 2012 was due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices. The increase in minority interest from 2010 to 2011 was due to improved profitability from all of our consolidated joint ventures which had higher sales worldwide in 2011.

Provision for Income Taxes

				2011 to 2012		2010 to 2011
	Years Ended Dec. 31,			Increase		Increase
	2012	2011	2010	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Provision for income taxes	$853	$2,795	$2,323	$(1,942)	(69.5)%	$472	20.3%
% of total revenue	1.0%	2.7%	2.4%

Provision for income taxes for 2012 was $853,000, which was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes from 2011 to 2012 was due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Furthermore, the provision for income taxes was partially offset by tax refunds received for state income taxes in the U.S. and received by our China joint ventures. Besides the state taxes liabilities, no income taxes have been provided for U.S. operations due to our available federal net operating loss carryforwards. Our estimated tax rate can vary greatly from year to year because of the change in the mix of taxable income between our U.S. and China based operations.

Provision for income taxes for 2011 was $2.8 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2010 to 2011 was due to increased net income of our foreign subsidiaries as well as higher taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no income taxes have been provided for U.S. operations due to our available federal net operating loss carryforwards.

Provision for income taxes for 2010 was $2.3 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2009 to 2010 was due to improved profitability of our foreign subsidiaries.

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $51.0 million in 2012, $49.6 million in 2011 and $53.1 million in 2010.

Liquidity and Capital Resources

	Years Ended December 31,
	2012	2011	2010
	($ in thousands)
Net cash provided by (used in):
Operating activities	$21,302	$18,132	$11,009
Investing activities	(13,168)	(15,430)	(5,272)
Financing activities	(3,792)	(999)	474
Effect of exchange rate changes	136	729	579
Net change in cash and cash equivalents	4,478	2,432	6,790
Cash and cash equivalents—beginning period	26,156	23,724	16,934
Cash and cash equivalents—end of period	30,634	26,156	23,724
Short and long-term investments—end of period	19,461	14,486	17,251
Total cash, cash equivalents and short-term and long-term investments	$50,095	$40,642	$40,975

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of December 31, 2012, our principal sources of liquidity were $50.1 million of cash and investments of which $10.9 million was held by our consolidated joint ventures, consisting of cash and cash equivalents of $30.6 million, short-term investments of $10.3 million and long-term investments of $9.2 million, an increase of $9.5 million from $40.6 million as of December 31, 2011. The $4.5 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $21.3 million, offset by net cash used in investing activities of $13.2 million and net cash used in financing activities of $3.8 million. Short-term and long-term investments increased by $5.0 million to $19.5 million from $14.5 million.

Cash and cash equivalents and short-term and long-term investments decreased $400,000 to $40.6 million as of December 31, 2011 from $41.0 million as of December 31, 2010. The $2.4 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $18.1 million, offset by net cash used in investing activities of $15.4 million and net cash used in financing activities of $999,000. Short-term and long-term investments decreased by $2.8 million to $14.5 million from $17.3 million.

Net cash provided by operating activities of $21.3 million for 2012 was primarily comprised of our net income of $6.2 million, adjusted for non-cash items of depreciation and amortization of $3.9 million, stock-based compensation of $1.2 million, amortization of marketable securities premium of $323,000, a loss on disposal of property, plant and equipment of $195,000 and a net change of $9.5 million in assets and liabilities. The $9.5 million net change in assets and liabilities primarily resulted from a $5.7 million decrease in inventories, a $1.8 million decrease in prepaid expenses and other current assets, a $54,000 decrease in accounts receivable, a $174,000 increase in other assets, a $2.6 million increase in accounts payable, a $461,000 increase in accrued liabilities and a $900,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $18.1 million for 2011 was primarily comprised of our net income of $25.8 million, adjusted for non-cash items of depreciation and amortization of $3.4 million, stock-based compensation of $896,000, amortization of marketable securities premium of $368,000, a realized loss on sale of investments of $8,000 and a net change of $12.4 million in assets and liabilities. The $12.4 million net change in assets and liabilities primarily resulted from a $9.8 million increase in inventories, a $4.0 million decrease in accounts payable and accrued liabilities, a $3.3 million increase in prepaid expenses, other current assets and a $781,000 decrease in other long-term liabilities, a $5.2 million decrease in accounts receivable and a $426,000 decrease in other assets.

Net cash provided by operating activities of $11.0 million for 2010 was primarily comprised of our net income of $20.4 million, adjusted for non-cash items of depreciation amortization of $2.9 million, stock-based compensation of $655,000, amortization of marketable securities premium of $316,000, offset by a realized gain on sale of investments of $346,000 and a net change of $12.9 million in assets and liabilities. The $12.9 million net change in assets and liabilities primarily resulted from a $8.3 million increase in inventories, a $7.7 million increase in accounts receivable, a $5.7 million increase in other assets, a $1.7 million increase in prepaid expenses and other current assets, a $5.8 million increase in other long-term liabilities, a $3.2 million increase in accrued liabilities and a $1.5 million increase in accounts payable.

Net cash used in investing activities of $13.2 million for 2012 was primarily from the purchase of property, plant and equipment of $7.1 million mainly in our China facilities, loan from our consolidated joint venture to its equity investment entity of $875,000 and the purchase of investments totaling $12.1 million offset by the sale of investments totaling $6.9 million.

Net cash used in investing activities of $15.4 million for 2011 was primarily from the purchase of property, plant and equipment of $13.1 million mainly in capital projects at our China facilities, investments in new joint ventures of $3.0 million, loans from our consolidated joint ventures to their equity investment entities of $1.6 million offset by net proceeds from investment securities totaling $2.2 million.

Net cash used in investing activities of $5.3 million for 2010 was primarily net proceeds from investment securities totaling $1.1 million, offset by purchases of property and equipment of $6.4 million.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We agreed to provide $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will provide the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. We expect to fund the first phase of the construction of the facility with cash flow generated by our normal operations supplemented by our existing line of credit. The investment of $5.0 million will be funded by our BoYu joint venture for crystal support. However, we have temporarily delayed the project due to the volatility in our substrate business.

In January 2012, we increased the credit facility line of credit, secured by the marketable securities, with a bank from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate).  As of December 31, 2012 and 2011, we had not used the line of credit.

Net cash used in financing activities was $3.8 million for 2012 consisted of $4.1 million net dividends paid by our consolidated joint ventures partially offset by net proceeds of $294,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities was $999,000 for 2011 consisted of $1.6 million of dividends paid by joint ventures, offset by $637,000 from the proceeds from the exercise of employee stock options.

Net cash provided by financing activities was $474,000 for 2010 consisted of $1.5 million from the proceeds from the exercise of employee stock options, offset by $496,000 long-term debt payment and $527,000 of dividends paid by joint ventures.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program will be dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is expected to be funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time.

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

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were approximately $447,000, $460,000, and $308,000 for years ended December 31, 2012, 2011 and 2010, respectively.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. Royalty expense under this agreement was $1.4 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, and was included in cost of revenue.

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,014	$396	$617	$1	$—
Royalty agreement	4,125	800	1,600	1,150	575
Total	$5,139	$1,196	$2,217	$1,151	$575

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2012. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except for per share amounts)	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	*Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Revenue	$18,927	$20,808	$25,153	$23,486	$21,219	$28,305	$30,031	$24,566
Cost of revenue	15,243	15,342	17,645	15,292	13,386	16,042	16,005	13,906
Gross profit	3,684	5,466	7,508	8,194	7,833	12,263	14,026	10,660
Operating expenses:
Selling, general and administrative	3,710	3,950	3,974	3,785	3,851	3,581	3,714	3,690
Research and development	875	844	914	835	657	612	699	505
Total operating expenses	4,585	4,794	4,888	4,620	4,508	4,193	4,413	4,195
Income (loss) from operations	(901)	672	2,620	3,574	3,325	8,070	9,613	6,465
Interest income, net	316	52	62	88	190	103	69	87
Equity in earnings of unconsolidated joint ventures	154	284	348	495	73	402	175	91
Other income (expense), net	52	208	(191)	(830)	180	(46)	275	(454)
Income (loss) before provision for income taxes	(379)	1,216	2,839	3,327	3,768	8,529	10,132	6,189
Provision for (benefit from) income taxes	294	(228)	412	375	162	667	1,064	902
Net income (loss)	(673)	1,444	2,427	2,952	3,606	7,862	9,068	5,287
Less: Net income attributable to noncontrolling interest	(83)	(512)	(1,128)	(1,317)	(1,040)	(1,378)	(2,006)	(1,079)
Net income (loss) attributable to AXT, Inc	$(756)	$932	$1,299	$1,635	$2,566	$6,484	$7,062	$4,208
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.02)	$0.03	$0.04	$0.05	$0.08	$0.20	$0.22	$0.13
Diluted	$(0.02)	$0.03	$0.04	$0.05	$0.08	$0.19	$0.21	$0.13
Weighted average number of common shares outstanding:
Basic	32,220	32,183	32,138	32,034	31,991	31,944	31,831	31,718
Diluted	32,220	32,769	32,944	33,018	32,822	33,126	33,093	33,199

*
Certain reclassifications have been made between cost of revenue and selling, general and administrative expenses from the Form 10-Q originally filed. The reclassifications have no impact on reported total assets, stockholders’ equity and net income.

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of December 31, 2012 and 2011, we had no outstanding commitments with respect to foreign exchange contracts.

During 2012, we recorded net realized foreign exchange losses of $445,000, included as part of “other income (expense), net” in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2012, we recorded unrealized foreign currency gains of $207,000 related to currency translation which are included in the balance of “accumulated other comprehensive income” on our consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2012	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$26,250	0.75%	$197	$177	$216
Cash equivalents	4,384	0.11	5	4	5
Investment in debt and equity instruments	19,461	3.40	662	596	728
			$864	$777	$949

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 28% of our trade accounts receivable balance as of December 31, 2012. One customer accounted for 33% of our trade accounts receivable balance as of December 31, 2011.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of and December 31, 2012 and 2011, the direct minority investments totaled $392,000, and the indirect minority investments by our joint ventures totaled $2.0 million and $1.3 million, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 48, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2012.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2013

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2013 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2013

AXT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$30,634	$26,156
Short-term investments	10,270	5,505
Accounts receivable, net of allowances of $245 and $124 as of December 31, 2012 and 2011, respectively	17,912	17,966
Inventories	40,352	46,012
Related party notes receivable - current	2,036	412
Prepaid expenses and other current assets	5,268	7,052
Total current assets	106,472	103,103
Long-term investments	9,191	8,981
Property, plant and equipment, net	37,235	34,282
Related party notes receivable – long-term	416	2,021
Other assets	14,275	14,101
Total assets	$167,589	$162,488
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,894	$3,286
Accrued liabilities	7,202	7,597
Total current liabilities	13,096	10,883
Long-term portion of royalty payments	3,325	4,125
Other long-term liabilities	254	431
Total liabilities	16,675	15,439
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2012 and 2011 (Liquidation preference of $5.9 million and $5.8 million as of December 31, 2012 and 2011, respectively)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,471 and 32,222 shares issued and outstanding as of December 31, 2012 and 2011, respectively	32	32
Additional paid-in-capital	193,063	191,554
Accumulated deficit	(59,047)	(62,157)
Accumulated other comprehensive income	6,033	5,818
Total AXT, Inc. stockholders’ equity	143,613	138,779
Noncontrolling interests	7,301	8,270
Total stockholders’ equity	150,914	147,049
Total liabilities and stockholders’ equity	$167,589	$162,488

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenue	$88,374	$104,121	$95,493
Cost of revenue	63,522	59,339	58,998
Gross profit	24,852	44,782	36,495
Operating expenses:
Selling, general, and administrative	15,419	14,836	13,972
Research and development	3,468	2,473	2,339
Total operating expenses	18,887	17,309	16,311
Income from operations	5,965	27,473	20,184
Interest income, net	518	449	53
Equity in earnings of unconsolidated joint ventures	1,281	741	259
Other income (expense), net	(761)	(45)	2,203
Income before provision for income taxes	7,003	28,618	22,699
Provision for income taxes	853	2,795	2,323
Net income	6,150	25,823	20,376
Less: Net income attributable to noncontrolling interest	(3,040)	(5,503)	(1,723)
Net income attributable to AXT, Inc	$3,110	$20,320	$18,653
Net income attributable to AXT, Inc. per common share:
Basic	$0.09	$0.63	$0.60
Diluted	$0.09	$0.61	$0.57
Weighted average number of common shares outstanding:
Basic	32,144	31,872	31,008
Diluted	32,865	33,061	32,512

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net Income	$6,150	$25,823	$20,376
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment, net of tax	207	1,686	696
Change in unrealized gain (loss) on available-for-sale investments, net of tax	85	(161)	(144)
Total other comprehensive income (loss), net of tax	292	1,525	552
Comprehensive income	6,442	27,348	20,928
Less: Comprehensive income attributable to noncontrolling interest	(3,117)	(5,862)	(1,923)
Comprehensive income attributable to AXT, Inc	$3,325	$21,486	$19,005

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common Stock
	Preferred Stock				Additional Paid In	Accumulated	Other Comprehensive	AXT, Inc. stockholders’	Noncontrolling	Total stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income/(loss)	equity	interests	equity
Balance as of December 31, 2009	883	3,532	30,880	30	187,871	(101,130)	4,300	94,603	2,648	$97,251
Common stock options exercised			876	2	1,495			1,497		1,497
Stock-based compensation					655			655		655
Issuance of common stock in the form of restricted stock			121
Comprehensive loss:
Net income						18,653		18,653	1,723	20,376
Dividend declared by joint ventures									(527)	(527)
Change in unrealized (loss) gain on marketable securities							(144)	(144)		(144)
Currency translation adjustment							496	496	200	696
Balance as of December 31, 2010	883	3,532	31,877	32	190,021	(82,477)	4,652	115,760	4,044	119,804
Common stock options exercised			251		637			637		637
Stock-based compensation					896			896		896
Issuance of common stock in the form of restricted stock-net			94
Comprehensive income:
Net income						20,320		20,320	5,503	25,823
Dividend declared by joint ventures									(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities							(161)	(161)		(161)
Currency translation adjustment							1,327	1,327	359	1,686
Balance as of December 31, 2011	883	3,532	32,222	32	191,554	(62,157)	5,818	138,779	8,270	147,049
Common stock options exercised			136		294			294		294
Stock-based compensation					1,215			1,215		1,215
Issuance of common stock in the form of restricted stock			113
Comprehensive income:
Net income						3,110		3,110	3,040	6,150
Net dividend declared by joint ventures									(4,086)	(4,086)
Change in unrealized (loss) gain on marketable securities							85	85		85
Currency translation adjustment							130	130	77	207
Balance as of December 31, 2012	883	$3,532	32,471	$32	$193,063	$(59,047)	$6,033	$143,613	$7,301	$150,914

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$6,150	$25,823	$20,376
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,927	3,410	2,916
Amortization of marketable securities premium	323	368	316
Stock-based compensation	1,215	896	655
Realized loss (gain) on sale of investments	—	8	(346)
Loss on disposal of property, plant and equipment	195	6	5
Changes in assets and liabilities:
Accounts receivable, net	54	5,165	(7,726)
Inventories	5,659	(9,839)	(8,288)
Prepaid expenses and other current assets	1,784	(3,313)	(1,684)
Other assets	(174)	426	(5,689)
Accounts payable	2,608	(3,840)	1,530
Accrued liabilities	461	(197)	3,187
Other long-term liabilities	(900)	(781)	5,757
Net cash provided by operating activities	21,302	18,132	11,009
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,079)	(13,102)	(6,386)
Proceeds from disposal of property, plant and equipment	2	33	10
Purchases of available for sale securities	(12,116)	(13,951)	(18,982)
Proceeds from sales and maturities of available for sale securities	6,900	16,179	20,086
Investments in joint ventures	—	(3,024)	—
Loans to related parties	(875)	(1,565)	—
Net cash used in investing activities	(13,168)	(15,430)	(5,272)
Cash flows from financing activities:
Proceeds from common stock options exercised	294	637	1,497
Dividends paid by consolidated joint ventures	(4,086)	(1,636)	(527)
Long-term debt payments	—	—	(496)
Net cash provided by (used in) financing activities	(3,792)	(999)	474
Effect of exchange rate changes on cash and cash equivalents	136	729	579
Net increase in cash and cash equivalents	4,478	2,432	6,790
Cash and cash equivalents at the beginning of the year	26,156	23,724	16,934
Cash and cash equivalents at the end of the year	$30,634	$26,156	$23,724
Supplemental disclosures:
Interest paid	$—	$—	$14
Income taxes paid	$1,729	$3,234	$1,979

See accompanying notes to consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through our joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, and boron oxide (B2O3). AXT’s ownership interest in these entities ranges from 20 percent to 83 percent. We consolidate the joint ventures in which we own a majority or controlling share and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase the materials produced by these ventures for our own use and sell other portions of their production to third parties.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., and our majority-owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd, Nanjing Jin Mei Gallium Co., Ltd and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our consolidated balance sheets in stockholders’ equity and in our consolidated statements of operations.

Reclassification

Certain prior year amounts in our consolidated statements of operations have been reclassified to conform to the current year presentation. We reclassified $741,000 and $259,000 from “other income (expense), net” to “equity in earnings of unconsolidated joint ventures” for the years ended December 31, 2011 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions. We believe that the estimates, judgments, and assumptions upon which it relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our consolidated financial statements would be affected.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable, short-term investments and long-term investments, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain cash equivalents and investments are required to be adjusted to fair value on a recurring basis. See Note 2.

Fair Value of Investments

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2012, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Foreign Currency Translation

The functional currencies of our Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “other income (expense), net” for the periods presented.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “other comprehensive income (loss)” in consolidated statements of comprehensive income.

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

Accounting for Sales Taxes in Net Revenues

We report sales taxes collected on sales of our products as a component of net revenues and as accrued liabilities on our consolidated balance sheets. The amount is immaterial for fiscal years 2012, 2011 and 2010.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer accounted for 28% and 33% of our trade accounts receivable balance as of December 31, 2012 and 2011, respectively.

One customer represented 17%, 18% and 19% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Our top five customers represented 37%, 35% and 40% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

Cash and Cash Equivalents

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

Short-Term and Long-Term Investments

We classify our investments in debt and equity securities as available-for-sale securities in accordance with ASC topic 320, Investments - Debt and Equity Securities (“ASC 320”). Short-term and long-term investments are comprised of available-for-sale marketable debt securities, which consist primarily of certificates of deposit, U.S. government securities, and investment-grade corporate notes and bonds. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “other income (expense), net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “other income (expense), net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

As of December 31, 2012, our accounts receivable balance was $17.9 million with no allowance for doubtful accounts accrued. As of December 31, 2011, our accounts receivable balance was $18.0 million with no allowance for doubtful accounts accrued. During 2011, we decreased this allowance for doubtful accounts by $99,000 primarily for improved collections worldwide. As of December 31, 2010, our accounts receivable balance was $23.1 million, which was net of an allowance for doubtful accounts of $99,000. During 2010, we decreased this allowance for doubtful accounts by $64,000 primarily for improved collections worldwide. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2012, we utilized $426,000 and charged an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012. During 2011, we utilized $144,000 and reduced allowance of $194,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011. During 2010, we utilized $518,000 and charged an additional $124,000 from the beginning balance of $856,000, resulting in the allowance for sales returns of $462,000 as of December 31, 2010.

Warranty Reserve

Warranty reserve is based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2012 and 2011, accrued product warranties totaled $588,000 and $1.0 million, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 3 to 27.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the term of the lease. We generally depreciate computers, software, office equipment, furniture and fixtures over 3 years, automobiles over 5 years, leasehold and building improvements over 10 years, or lease term if shorter, and buildings over 27.5 years. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2012, 2011 and 2010.

Impairment of Investments

All available-for-sale securities are periodically reviewed for impairment. Investments are considered to be impaired when its fair value is less than its amortized cost basis and it is more likely than not that we will be required to sell the impaired security before recovery of its amortized cost basis.  Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Segment Reporting

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as the chief executive officer, who reviews operating results to make decisions about allocating resources and assessing our performance. While we obtain financial statements from all of our joint ventures in order to prepare our consolidated financial statements, we do not review them either individually or in the aggregate when making operating decisions for our business. We manage our Company on a consolidated basis with a review of revenue by product. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate our majority-owned joint ventures, we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment.

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans and Stock-based Compensation. We account for stock-based compensation in accordance with the provisions of ASC topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model to determine the fair value of the stock options granted. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the award. All of our stock compensation is accounted for as an equity instrument.

Research and Development

Research and development costs consist primarily of salaries including stock compensation expense and related personnel costs, depreciation and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2012, 2011, and 2010 were $19,000, $16,000 and $83,000, respectively.

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

Comprehensive Income

We report comprehensive income in accordance with the provisions of ASC topic 220 Comprehensive Income (“ASC 220”) which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the consolidated statements of comprehensive income.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements.  The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. The standard will become effective for us for the three months ended March 31, 2013 and is not expected to have a material impact on our consolidated results of operations and financial condition.

Note 2. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$26,250	$—	$—	$26,250	$25,299	$—	$—	$25,299
Cash equivalents:
Money market fund	4,384	—	—	4,384	857	—	—	857
Total cash equivalents	4,384	—	—	4,384	857	—	—	857
Total cash and cash equivalents	30,634	—	—	30,634	26,156	—	—	26,156
Investments(available for sale):
Certificates of Deposit	6,638	9	(2)	6,645	3,561	5	(3)	3,563
US Treasury and agency securities	—	—	—	—	1,200	—	(1)	1,199
Corporate bonds	12,872	7	(63)	12,816	9,859	2	(137)	9,724
Total investments	19,510	16	(65)	19,461	14,620	7	(141)	14,486
Total cash, cash equivalents and investments	$50,144	$16	$(65)	$50,095	$40,776	$7	$(141)	$40,642
Contractual maturities on investments:
Due within 1 year	$10,288			$10,270	$5,521			$5,505
Due after 1 through 5 years	9,222			9,191	9,099			8,981
	$19,510			$19,461	$14,620			$14,486

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. For the year ended December 31, 2012, there were no realized gains or losses on the sale of available-for-sale securities. For the year ended December 31, 2011 and 2010, we had $8,000 of gross realized losses and $346,000 gross realized gains on sales of our available-for-sale securities, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2012 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$1,877	$(1)	$199	$(1)	$2,076	$(2)
Corporate bonds	6,446	(40)	1,502	(23)	7,948	(63)
Total in loss position	$8,323	$(41)	$1,701	$(24)	$10,024	$(65)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all the companies, including minority investments indirectly in privately-held companies by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $9.4 million and $8.3 million as of December 31, 2012 and 2011, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method. These are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of both December 31, 2012 and 2011, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the consolidated balance sheets.

Fair Value Measurements

Our financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of December 31, 2012, we did not have any Level 3 assets or liabilities. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify all of our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2012. There have been no transfers between fair value measurement levels during the year ended December 31, 2012.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$4,384	$4,384	$—
Certificates of deposit	6,645	—	6,645
Corporate bonds	12,816	—	12,816
Total	$23,845	$4,384	$19,461
Liabilities	$—	$—	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2011 (in thousands):

	Balance as of December 31, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$857	$857	$—
Certificates of deposit	3,563	—	3,563
US Treasury and agency securities	1,199	—	1,199
Corporate bonds	9,724	—	9,724
Total	$15,343	$857	$14,486
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during 2012.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	As of December 31,
	2012	2011
Inventories:
Raw materials	$20,003	$25,460
Work in process	15,608	15,753
Finished goods	4,741	4,799
	$40,352	$46,012

As of December 31, 2012 and 2011, carrying values of inventories were net of inventory reserve of $10.1 million and $9.4 million, respectively, for excess and obsolete inventory.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $785,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $875,000 (Rmb 5,526,200) was loaned during the three months ended March 31, 2012. The original term of the loan is two years and ten months and the loan is payable to JiYa in three installments with the first installment of $415,000 (Rmb 2,620,000) due in December 2012, the second installment of $829,000 (Rmb 5,240,000) due in December 2013, and the last installment of $416,000 (Rmb 2,625,200) due in May 2014. During the three months ended December 31, 2012, an addendum was signed to agree to delay the first installment of $415,000 (Rmb 2,620,000) to June 2013.  As of December 31, 2012, we included $1.2 million (Rmb 7,860,000) in “Related party notes receivable – short term” and $416,000 (Rmb 2,625,200) in “related party notes receivable – long term” in the consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) loaned $792,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of December 31, 2012, this balance was included in “related party notes receivable – short term” in the consolidated balance sheets. During the three months ended December 31, 2012, they signed a note agreement retroactively with the terms for the loan. The loan bears interest at 6.7% per annum and the principal is due on December 31, 2013. Interest income of $76,000 (Rmb 478,000), including retroactive interest income of $23,000 (Rmb 144,000) for 2011, was included in “other income (expense), net” for the year ended December 31, 2012 in the consolidated statements of operations.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. Jiya bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2012, JiYa has recorded $70,000 income from agency sales, which was included in “other income (expense), net” in the consolidated statements of operations. As of December 31, 2012, payable of $257,000 (Rmb 1,625,000) to this equity investment entity for delivery in transit was included in “accrued liabilities” in the consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of December 31, 2012, payable of $1.1 million was included in “accounts payable” in the consolidated balance sheets.

Beginning in 2012, Jin Mei is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity.   For the year ended December 31, 2012, Jin Mei has recorded $144,000 income from agency sales, which was included in “other income (expense), net” in the consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (Tongmei), entered into an operating lease for the land it owns with our consolidated joint venture Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. The lease agreement for the land with approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000  (Rmb 150,000) subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

During the three months ended September 30, 2012, Tongmei paid $117,000 (Rmb 740,924) on behalf of Dongfang to purchase materials. As of December 31, 2012, this balance was included in "Prepaid expenses and other current assets" in the consolidated balance sheets.

Our Related Party Transactions Policy seeks to prohibit all conflicts of interest in transactions between related parties and us, unless they have been approved by our Board of Directors. This policy applies to all of our employees and directors, our subsidiaries and our joint ventures. Our executive officers retain board seats on the Board of Directors of the companies in which we have invested in our China joint ventures. See Note 6 for further details.

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2012	2011
Property, plant and equipment:
Building	$28,089	$19,997
Machinery and equipment	37,334	32,242
Leasehold improvements	3,578	2,330
Construction in progress	3,946	11,574
	72,947	66,143
Less: accumulated depreciation and amortization	(35,712)	(31,861)
	$37,235	$34,282

Depreciation and amortization expense was $3.9 million, $3.4 million, and $2.9 million for the years ended 2012, 2011, and 2010, respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2012	2011	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$996	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$1,998

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,038	$2,167	Equity	46%
Xilingol Tongli Germanium Co. Ltd	4,246	3,881	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,042	1,001	Equity	25%
	$7,326	$7,049

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

Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management with some inputs from us.

During 2012, 2011 and 2010, the three consolidated joint ventures generated $7.4 million, $12.5 million and $5.3 million of income, respectively, of which $3.0 million, $5.5 million and $1.7 million, respectively was allocated to minority interests, resulting in $4.4 million, $7.0 million and $3.6 million, respectively to our net income.

For the three equity investment entities that are not consolidated, the investment balances are included in “other assets” in our consolidated balance sheets and totaled $7.3 million and $7.0 million as of December 31, 2012 and 2011, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

These three equity investment entities had gross equity earnings of $379,000 and $520,000 for the years ended December 31, 2012 and 2011, respectively, and was recorded as “equity in earnings of unconsolidated joint ventures” in the consolidated statements of operations. Prior to the equity investment added in 2011, two equity investment entities had gross equity earnings of $259,000 which was recorded as “equity in earnings of unconsolidated joint ventures” in the consolidated statements of operations for the year ended December 31, 2010.

Net income recorded from all of the consolidated joint ventures and these equity investment entities was $4.7 million, $7.6 million and $3.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We also maintain minority investments indirectly in privately-held companies by our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2012 and 2011, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $2.0 million and $1.3 million, respectively.

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized operating information (in thousands) for the years ended December 31, 2012, 2011 and 2010, respectively.

				Our share for the
	Years Ended December 31,			Years Ended December 31,
	2012	2011	2010	2012	2011	2010
Net Sales	$32,858	$21,340	$13,009	$8,091	$5,196	$3,252
Gross profit	11,057	7,576	3,697	2,643	1,814	924
Operating income	6,310	3,819	899	1,409	863	225
Net income	5,665	2,900	973	1,281	741	259

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized balance sheet information (in thousands) as of December 31, 2012 and 2011, respectively.

	As of December 31,
	2012	2011
Current assets	20,594	17,392
Noncurrent assets	37,555	33,778
Current liabilities	20,772	16,708
Noncurrent liabilities	2,873	3,806

All the minority investment entities that are not consolidated and accounted for under the equity method had gross equity earnings of $1.3 million, $741,000 and $259,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Dividends received from these minority investment entities were $277,000, $357,000 and none for the years ended December 31, 2012, 2011 and 2010 respectively. Undistributed retained earnings relating to our investments in all these minority investment entities were $4.3 million and $3.3 million as of December 31, 2012 and 2011 respectively.

Note 7. Other Investments

As of December 31, 2012, we maintain minority investments in two privately-held companies accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2012 and 2011, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the consolidated balance sheets.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2012	2011
Accrued compensation and related charges	$2,066	$1,807
Current portion of royalty payments	800	1,375
Accrued income taxes	640	306
Accrued professional services	609	650
Accrued product warranty	588	1,003
Loan commitment for related party notes receivable	—	868
Other accrued liabilities	2,499	1,588
	$7,202	$7,597
Note 9. Debt

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million and $3.0 million as of December 31, 2012 and 2011, respectively, which is secured by marketable securities we have with the bank and shown as short-term and long-term investments of $19.5 million on our consolidated balance sheets. The annual interest rate is 1.65% over the current 30-day LIBOR (London InterBank Offered Rate). The annual interest rate was approximately 1.9% as of December 31, 2012. There were no outstanding borrowings under this line of credit as of December 31, 2012 and 2011.

Note 10. Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2012 and 2011, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan is a restatement of the 1997 Plan which expired in 2007. The 1,928,994 share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. Awards may be made under the 2007 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code. As of December 31, 2012, approximately 213,000 shares were available for grant under the 2007 Plan.

Stock Options

The following summarizes our stock option activity under the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2010, 2011, and 2012 (in thousands, except per share data):

Stock Options	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of January 1, 2010	2,880	2.46	5.70	$3,850
Granted	399	5.93
Exercised	(876)	1.71
Canceled and expired	(123)	7.26
Balance as of December 31, 2010	2,280	3.10	6.40	$17,030
Granted	367	4.79
Exercised	(251)	2.54
Canceled and expired	(16)	27.98
Balance as of December 31, 2011	2,380	3.25	6.25	$3,456
Granted	592	3.32
Exercised	(136)	2.17
Canceled and expired	(109)	4.25
Balance as of December 31, 2012	2,727	$3.28	6.71	$1,353
Options vested and expected to vest as of December 31, 2012	2,717	$3.28	6.70	$1,352
Options exercisable as of December 31, 2012	1,595	$2.88	5.16	$1,235

The options outstanding and exercisable as of December 31, 2012 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2012			Options Vested and Exercisable as of December 31, 2012
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.18 - $1.38	403	$1.31	1.49	403	$1.31
$1.40 - $1.40	1	$1.40	2.20	1	$1.40
$1.59 - $1.59	328	$1.59	6.29	294	$1.59
$1.88 - $1.91	8	$1.90	1.74	8	$1.90
$2.04 - $2.04	442	$2.04	6.82	343	$2.04
$2.91 - $2.91	488	$2.91	9.85	0	$0.00
$3.11 - $4.09	91	$3.37	3.48	67	$3.17
$4.79 - $4.79	366	$4.79	8.82	107	$4.79
$4.81 - $5.61	145	$5.26	6.85	65	$4.84
$5.83 - $7.82	455	$6.00	7.16	307	$6.01
	2,727	$3.28	6.71	1,595	$2.88

There were 136,000, 251,000 and 876,000 options exercised in the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $392,000, $1.6 million and $4.3 million, respectively.

As of December 31, 2012, the total unamortized stock-based compensation cost related to unvested stock options granted to employees under our stock option plans was approximately $2.2 million, net of estimated forfeitures of $20,000. This cost is being amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2012 and 2011, as the amounts are not significant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2010, 2011 and 2012 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2010	170,660	$1.21
Granted	121,237	$5.29
Vested	(69,092)	$1.48
Forfeited	(4,400)	$5.83
Non-vested as of December 31, 2010	218,405	$3.30
Granted	97,986	$5.21
Vested	(93,264)	$2.51
Non-vested as of December 31, 2011	223,127	$4.47
Granted	113,768	$3.18
Vested	(98,172)	$3.42
Non-vested as of December 31, 2012	238,723	$4.27

Total grant date fair value of stock awards vested during the years ended December 31, 2012, 2011 and 2010 was $336,000, $234,000 and $102,000, respectively. As of December 31, 2012, we had $867,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.7 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at December 31, 2012:

Options outstanding	2,726,695
Restricted stock awards outstanding	238,723
Stock available for future grant: 2007 Equity Incentive Plan	213,228
Total	3,178,646

Stock-based Compensation

We recorded $1.2 million, $896,000 and $655,000 of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$78	$84	$36
Selling, general and administrative	1,000	766	562
Research and development	137	46	57
Total stock-based compensation	1,215	896	655
Tax effect on stock-based compensation	—	—	—
Net effect on net income	$1,215	$896	$655
Shares used in computing basic net income per share	32,144	31,872	31,008
Shares used in computing diluted net income per share	32,865	33,061	32,512
Effect on basic net income per share	$(0.04)	$(0.03)	$(0.02)
Effect on diluted net income per share	$(0.04)	$(0.03)	$(0.02)

We estimate the fair value of stock options using a Black-Scholes valuation model. There were 592,000, 367,000 and 399,000 stock options granted with weighted-average grant date fair value of $1.79, $2.65 and $3.11 per share during 2012, 2011 and 2010, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected term (in years)	4.0	4.0	4.0
Volatility	72.87%	69.84%	69.0%
Expected dividend	0%	0%	0%
Risk-free interest rate	0.57%	1.00%	2.04%

The expected term for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by our employees, and the contractual term, the vesting period and the expected term of the outstanding options. Expected volatility is based on the historical volatility of our Company’s common stock. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options.

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our consolidated joint ventures in China also contribute to the retirement saving plans for the full-time employees in China which are generally covered by union retirement plans. Our contributions to the retirement savings plans were $900,000, $610,000, and $485,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 12. Guarantees

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

Product Warranty

We warrant our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts, which fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual included in “accrued liabilities” during 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Beginning accrued warranty and related costs	$1,003	$740
Accruals for warranties issued during the year	362	749
Adjustments related to pre-existing warranties including expirations and changes in estimates	(450)	196
Cost of warranty repair	(327)	(682)
Ending accrued warranty and related costs	$588	$1,003

Note 13. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $16.3 million, $22.0 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We recorded a current tax provision of $853,000, $2.8 million and $2.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	(113)	259	130
Foreign	966	2,536	2,193
Total current	853	2,795	2,323
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$853	$2,795	$2,323

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	(1.0)	0.6	0.4
Change in valuation allowance	23.3	(11.5)	(13.3)
Stock compensation	1.5	0.3	(0.4)
Foreign rate differences	(72.5)	(17.1)	(12.3)
Dividend from PRC investee	30.1	3.2	—
Net loss from privately-held PRC investments	(2.6)	(0.7)	(0.4)
Other	(1.6)	—	1.2
Effective tax rate	12.2%	9.8%	10.2%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss	$44,155	$43,583
Accruals and reserves not yet deductible	5,389	4,494
Credits	1,488	1,488
	51,032	49,565
Deferred tax liabilities:
Unrepatriated foreign earnings	—	—
	—	—
Net deferred tax assets	51,032	49,565
Valuation allowance	(51,032)	(49,565)
Net deferred tax assets	$—	$—

As of December 31, 2012, we have federal and state net operating loss carryforwards of approximately $131.8 million and $42.2 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2012 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $1.5 million and decreased by $3.5 million for the years ended December 31, 2012 and 2011, respectively.

Our consolidated subsidiaries in China have enjoyed various tax holidays since 2000.  Benefits under the tax holidays vary by jurisdiction.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2012 includes no interest and penalties. As of December 31, 2012, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2011.

Deferred tax liabilities have not been recognized for $43.5 million of undistributed earnings of our foreign subsidiaries at December 31, 2012. We have made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is our intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, we would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2011	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Gross unrecognized tax benefits balance as of December 31, 2012	$16,403

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

Note 14. Net Income per Share

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to AXT, Inc	$3,110	$20,320	$18,653
Less: Preferred stock dividends	(177)	(177)	(177)
Net income to common stockholders	$2,933	$20,143	$18,476
Denominator:
Denominator for basic net income per share—weighted average common shares	32,144	31,872	31,008
Effect of dilutive securities:
Common stock options	689	1,093	1,380
Restricted stock awards	32	96	124
Denominator for dilutive net income per share	32,865	33,061	32,512
Basic net income per share:
Net income attributable to AXT, Inc	$0.10	$0.64	$0.60
Net income to common stockholders	$0.09	$0.63	$0.60
Diluted net income per share:
Net income attributable to AXT, Inc	$0.09	$0.61	$0.57
Net income to common stockholders	$0.09	$0.61	$0.57
Options excluded from diluted net income per share as the impact is anti-dilutive	1,056	478	14
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	13	116	127

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

Product Type

The following table represents revenue amounts (in thousands) by product type:

	Years Ended December 31,
	2012	2011	2010
Product type:
GaAs	$51,368	$63,697	$67,591
InP	6,024	5,182	4,038
Ge	8,734	11,635	8,955
Raw materials	22,247	23,606	14,884
Other	1	1	25
	$88,374	$104,121	$95,493

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2012	2011	2010
Product revenue:
North America*	$15,391	$20,471	$20,739
Europe	18,170	21,082	18,838
Japan	9,346	13,749	11,857
Taiwan	10,985	9,813	14,834
Asia Pacific (excluding Japan and Taiwan)	34,482	39,006	29,225
	$88,374	$104,121	$95,493

*	Primarily the United States

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2012	2011
Long-lived assets:
United States of America	$430	$484
China	36,805	33,798
	$37,235	$34,282

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

As of December 31, 2012, and 2011, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange gains (losses) which are included in “other income (expense), net” on the consolidated statements of operations of $(445,000), $(100,000), and $614,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The majority of our lease obligation relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. Total rent expenses under these operating leases were $447,000, $460,000 and $308,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Total minimum lease payments under these leases as of December 31, 2012 are summarized below (in thousands):

Lease Payments
2013	$396
2014	322
2015	295
2016	1
$1,014

Royalty Agreement

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales.  Royalty expense under this agreement was $1.4 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, and was included in cost of revenue. Total royalty payments under this agreement as of December 31, 2012 are summarized below (in thousands):

Royalty Payments
2013	$800
2014	800
2015	800
2016	575
2017	575
Thereafter	575
$4,125

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2012:
Revenue	$23,486	$25,153	$20,808	$18,927
Gross profit	8,194	7,508	5,466	3,684
Net income (loss) attributable to AXT, Inc	1,635	1,299	932	(756)
Net income (loss) attributable to AXT, Inc per share, basic	$0.05	$0.04	$0.03	$(0.02)
Net income (loss) attributable to AXT, Inc per share, diluted	$0.05	$0.04	$0.03	$(0.02)
2011:
Revenue	$24,566	$30,031	$28,305	$21,219
Gross profit	10,660	14,026	*12,263	7,833
Net income attributable to AXT, Inc	4,208	7,062	6,484	2,566
Net income attributable to AXT, Inc per share, basic	$0.13	$0.22	$0.20	$0.08
Net income attributable to AXT, Inc per share, diluted	$0.13	$0.21	$0.19	$0.08

*
Certain reclassifications have been made between cost of revenue and selling, general and administrative expenses. The   reclassifications have no impact on reported total assets, stockholders’ equity and net income.

Note 19. Subsequent Events

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program will be dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is expected to be funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

Date: March 15, 2013

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 15, 2013
Morris S. Young	(Principal Executive Officer)

/s/ RAYMOND A. LOW	Chief Financial Officer and Corporate Secretary	March 15, 2013
Raymond A. Low	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 15, 2013
Jesse Chen

/s/ DAVID C. CHANG	Director	March 15, 2013
David C. Chang

/s/ LEONARD LEBLANC	Director	March 15, 2013
Leonard LeBlanc

/s/ NAI-YU PAI	Director	March 15, 2013
Nai-yu Pai

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2012

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1(8)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(9)*	Form of Indemnification Agreement for directors and officers
10.2(10)*	1997 Stock Option Plan and forms of agreements thereunder
10.3(11)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998
10.4(12)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.5(13)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.6(14)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003
10.7(15)
Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.

10.8(16)*	Agreement respecting severance payment between the Company and Dr. Morris S. Young.
10.9(17)*	Employment agreement between the Company and Mr. Davis Zhang
10.10(18)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008
10.11(19)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.12(20)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.13(21)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.14(22)	2007 Equity Incentive Plan (amended December 8, 2008)
10.15(23)*	Forms of agreements under the 2007 Equity Incentive Plan
10.16(24)*	Employment Letter Agreement between the Company and Mr. Raymond Low
10.17(25)*	Employment Letter Agreement between the Company and Mr. Davis Zhang
10.18(26)* 10.19(27)*	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym 2010 Executive Bonus Plan
10.20(28)**	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH
10.21(29)*	2011 Executive Bonus Plan
10.22(30)*	2012 Executive Bonus Plan
10.23*	2013 Executive Bonus Plan
10.24(31)	Credit Line Account Application and Agreement for Organizations and Businesses between AXT, Inc. and UBS Bank USA dated December 15, 2008
10.25(32)	Notice of Credit Line Account Increase between AXT, Inc. and UBS Bank USA dated January 17, 2012
10.26(33)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1(34)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.

(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.

(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.

(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(9)	Incorporated by reference to exhibit 10.1 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.

(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.

(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.

(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

(17)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.

(18)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.

(19)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8-K filed with the SEC on July 8, 2008.

(20)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(21)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.

(22)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.

(23)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(24)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(27)	Incorporated by reference to exhibit 10.25 to registrant’s Form 10-K filed with the SEC on March 22, 2010.

(28)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.

(29)	Incorporated by reference to exhibit 10.21 to registrant’s Form 10-K filed with the SEC on March 16, 2011.

(30)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(31)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(32)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(33)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.

(34)	Incorporated by reference to exhibit 21.1 to registrant’s Registration Statement on Amendment No. 1 to Form S-3 filed with the SEC on July 28, 2006.

*	Management contract or compensatory plan.

**	Confidential treatment has been requested of the SEC for portions of the exhibit.

†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.