Form 10-Q
period 2013-03-31
AXT INC
filed 2013-05-10
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
Common Stock, $0.001 par value	32,654,288

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2013	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$25,792	$30,634
Short-term investments	6,540	10,270
Accounts receivable, net of allowances of $270 and $245 as of March 31, 2013 and December 31, 2012, respectively	17,014	17,912
Inventories	38,768	40,352
Related party notes receivable – current	2,047	2,036
Prepaid expenses and other current assets	7,034	5,268
Total current assets	97,195	106,472
Long-term investments	17,038	9,191
Property, plant and equipment, net	37,477	37,235
Related party notes receivable – long-term	418	416
Other assets	14,196	14,275
Total assets	$166,324	$167,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,581	$5,894
Accrued liabilities	9,434	7,202
Total current liabilities	16,015	13,096
Long-term portion of royalty payments	3,125	3,325
Other long-term liabilities	148	254
Total liabilities	19,288	16,675
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2013 and December 31, 2012 (Liquidation preference of $6.0 million and $5.9 million as of March 31, 2013 and December 31, 2012, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,654 and 32,471 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	193,651	193,063
Accumulated deficit	(61,447)	(59,047)
Accumulated other comprehensive income	6,366	6,033
AXT, Inc. stockholders’ equity	142,134	143,613
Noncontrolling interests	4,902	7,301
Total stockholders’ equity	147,036	150,914
Total liabilities and stockholders’ equity	$166,324	$167,589

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$22,380	$23,486
Cost of revenue	18,896	15,292
Gross profit	3,484	8,194

Operating expenses:
Selling, general and administrative	3,925	3,785
Research and development	822	835
Total operating expenses	4,747	4,620
Income (loss) from operations	(1,263)	3,574
Interest income, net	31	88
Equity in earnings of unconsolidated joint ventures	282	154
Other expense, net	(825)	(489)
Income (loss) before provision for income taxes	(1,775)	3,327
Provision for income taxes	(184)	(375)
Net income (loss)	(1,959)	2,952
Less: Net income attributable to noncontrolling interests	(441)	(1,317)
Net income (loss) attributable to AXT, Inc.	$(2,400)	$1,635

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05

Weighted average number of common shares outstanding:
Basic	32,297	32,034
Diluted	32,297	33,018

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income (loss)	$(1,959)	$2,952

Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain, net of tax	407	338
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(17)	100
Total other comprehensive income, net of tax	390	438
Comprehensive income (loss)	(1,569)	3,390
Less: Comprehensive income attributable to the noncontrolling interests	(498)	(1,384)
Comprehensive income (loss) attributable to AXT, Inc.	$(2,067)	$2,006

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,959)	$2,952

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,291	907
Amortization of marketable securities premium	146	71
Stock-based compensation	332	281
Loss on disposal of property, plant and equipment	—	29
Changes in assets and liabilities:
Accounts receivable, net	922	1,350
Inventories	1,649	4,030
Prepaid expenses and other current assets	(1,740)	491
Other assets	105	124
Accounts payable	664	883
Accrued liabilities	(164)*	(1,108)*
Other long-term liabilities	(270)	(459)
Net cash provided by operating activities	976	9,551

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,349)	(1,124)
Purchases of available-for-sale securities	(12,410)	(3,079)
Proceeds from maturities of available-for-sale securities	8,130	2,700
Net cash used in investing activities	(5,629)	(1,503)

Cash flows from financing activities:
Proceeds from common stock options exercised	256	219
Dividends paid by joint ventures	(532)	(3,384)
Net cash used in financing activities	(276)	(3,165)
Effect of exchange rate changes on cash and cash equivalents	87	117
Net increase (decrease) in cash and cash equivalents	(4,842)	5,000
Cash and cash equivalents at the beginning of the period	30,634	26,156
Cash and cash equivalents at the end of the period	$25,792	$31,156

*Dividends accrued but not paid by joint ventures of $2,365 and $655 was included in accrued liabilities as of March 31, 2013 and March 31, 2012, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013.

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., and our majority-owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd, Nanjing Jin Mei Gallium Co., Ltd and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Certain prior period amount in our condensed consolidated statements of operations has been reclassified to conform to the current period presentation. We reclassified $154,000 from “other expense, net” to “equity in earnings of unconsolidated joint ventures” for the three months ended March 31, 2012.

Note 2.	Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$25,789	$—	$—	$25,789	$26,250	$—	$—	$26,250
Cash equivalents:
Money market fund	3	—	—	3	4,384	—	—	4,384

Total cash equivalents	3	—	—	3	4,384	—	—	4,384

Total cash and cash equivalents	25,792	—	—	25,792	30,634	—	—	30,634

Investments (available for sale):
Certificates of deposit	6,998	8	(7)	6,999	6,638	9	(2)	6,645
Corporate bonds	16,646	4	(71)	16,579	12,872	7	(63)	12,816
Total investments	23,644	12	(78)	23,578	19,510	16	(65)	19,461
Total cash, cash equivalents and investments	$49,436	$12	$(78)	$49,370	$50,144	$16	$(65)	$50,095
Contractual maturities on investments:
Due within 1 year	$6,536			$6,540	$10,288			$10,270
Due after 1 through 5 years	17,108			17,038	9,222			9,191
	$23,644			$23,578	$19,510			$19,461

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. There were no sales of available-for-sales securities and no realized gains and losses for the three months ended March 31, 2013 and 2012. The proceeds from maturities of available-for-sale securities were $8.1 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2013 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 (in thousands):

	In Loss Position < 12 Months		In Loss Position > 12 Months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$2,953	$(7)	$—	$—	$2,953	$(7)
Corporate bonds	12,788	(71)	—	—	12,788	(71)
Total in loss position	$15,741	$(78)	$—	$—	$15,741	$(78)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all these companies, including minority investments in privately-held companies made indirectly through our consolidated joint ventures are accounted for under the equity method and are included in “other assets” in the condensed consolidated balance sheets and totaled $9.5 million and $9.4 million as of March 31, 2013 and December 31, 2012, respectively. We also maintain minority investments in other unconsolidated privately-held companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments in these privately-held companies are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of both March 31, 2013 and December 31, 2012, our investments in these unconsolidated privately-held companies had a carrying value of $392,000 and are also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of March 31, 2013, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify all of our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2013. There have been no transfers between fair value measurement levels during the three months ended March 31, 2013.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$3	$3	$—
Certificates of deposit	6,999	—	6,999
Corporate bonds	16,579	—	16,579
Total	$23,581	$3	$23,578
Liabilities	$—	$—	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$4,384	$4,384	$—
Certificates of deposit	6,645	—	6,645
Corporate bonds	12,816	—	12,816
Total	$23,845	$4,384	$19,461
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2013 or 2012.

Note 3.	Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2013	2012
Inventories:
Raw materials	$18,937	$20,003
Work in process	15,119	15,608
Finished goods	4,712	4,741
	$38,768	$40,352

As of March 31, 2013 and December 31, 2012, carrying values of inventories were net of inventory reserve of $9.7 million and $10.1 million, respectively, for excess and obsolete inventory.

Note 4.	Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2013	2012

Dividends payable by consolidated joint ventures	$2,365	$—
Accrued compensation and related charges	1,424	2,066
Current portion of royalty payments	800	800
Accrued income taxes	521	640
Accrued professional services	312	609
Accrued product warranty	749	588
Other accrued liabilities	3,263	2,499
	$9,434	$7,202

Note 5.	Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement for $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $789,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $880,000 (Rmb 5,526,200) was loaned during the three months ended March 31, 2012. The original term of the loan was two years and ten months and the loan was payable to JiYa in three installments with the first installment of $417,000 (Rmb 2,620,000) due in December 2012, the second installment of $834,000 (Rmb 5,240,000) due in December 2013, and the last installment of $418,000 (Rmb 2,625,200) due in May 2014. During the three months ended December 31, 2012, the parties signed an addendum to the note agreement to delay the first repayment of $417,000 (Rmb 2,620,000) to June 2013.  As of March 31, 2013, we included $1.3 million (Rmb 7,860,000) in “Related party notes receivable – short term” and $418,000 (Rmb 2,625,200) in “related party notes receivable – long term” in our condensed consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) loaned $796,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of March 31, 2013, this balance was included in “related party notes receivable – short term” in our condensed consolidated balance sheets. During the three months ended December 31, 2012, the parties signed a note agreement retroactively to set forth the terms for the loan. The loan bears interest at 6.7% per annum, subject to adjustment to market rate, and the principal is due on December 31, 2013.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2013 and 2012, JiYa has recorded $10,000 and $0 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. As of March 31, 2013 and December 31, 2012, amounts payable of $355,000 and $257,000, respectively, to this equity investment entity for delivery in transit was included in “accrued liabilities” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of March 31, 2013 and December 31, 2012, amounts payable of $795,000 and $1.1 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, Jin Mei is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity.   For the three months ended March 31, 2013 and 2012, Jin Mei has recorded $65,000 and $45,000 of income, respectively, from agency sales, which were included in “other expense, net” in our condensed consolidated statements of operations.

During the three months ended September 30, 2012, Tongmei paid $118,000 (Rmb 740,924) on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd., its unconsolidated joint venture, to purchase materials. As of March 31, 2013, this balance was included in "prepaid expenses and other current assets" in our condensed consolidated balance sheets.

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

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2013	2012	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$4,333

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,011	$2,038	Equity	46%
Xilingol Tongli Germanium Co. Ltd	4,279	4,246	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,054	1,042	Equity	25%
	$7,344	$7,326

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

During the three months ended March 31, 2013 and 2012, the three consolidated joint ventures generated $1.3 million and $2.6 million of income, respectively, of which $441,000 and $1.3 million, respectively, were allocated to minority interests, resulting in $852,000 and $1.3 million of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.3 million as of both March 31, 2013 and December 31, 2012. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2013 and December 31, 2012, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $2.2 million and $2.0 million, respectively.

All of the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Net Sales	$9,273	$6,543
Gross profit	3,124	1,950
Operating income	1,614	862
Net income	1,295	742

Our gross entity earnings from all the minority investment entities that are not consolidated and accounted for under the equity method were $282,000 and $154,000 for the three months ended March 31, 2013 and 2012, respectively.

We also maintain minority investments directly in two privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of March 31, 2013 and December 31, 2012, our investments in these two unconsolidated privately-held companies had a carrying value of $392,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 7.	Stockholders’ Equity

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2012	$3,532	$32	$193,063	$(59,047)	$6,033	$143,613	$7,301	$150,914
Common stock options exercised			256			256		256
Stock-based compensation			332			332		332
Net loss				(2,400)		(2,400)	441	(1,959)
Dividends declared by joint ventures							(2,897)	(2,897)
Change in unrealized (loss) gain on marketable securities					(17)	(17)		(17)
Currency translation adjustment					350	350	57	407
Balance as of March 31, 2013	$3,532	$32	$193,651	$(61,447)	$6,366	$142,134	$4,902	$147,036

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2013 and March 31, 2012.

Note 8.	Stock-Based Compensation

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012

Cost of revenue	$6	$18
Selling, general and administrative	284	238
Research and development	42	25
Total stock-based compensation	332	281
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$332	$281
Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

As of March 31, 2013, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plans was approximately $1.9 million, net of estimated forfeitures of $31,000. These costs are amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2013 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were zero and 80,000 stock options granted with weighted-average grant date fair value of $0 and $3.05 in the three months ended March 31, 2013 and 2012, respectively. The fair value of our stock options granted to employees for the three months ended March 31, 2012 was estimated using the following weighted-average assumptions:

Three months ended March 31, 2012
Expected term (in years)	4.0
Volatility	73.41%
Expected dividend	0%
Risk-free interest rate	0.76%

The following table summarizes our stock option activities during the three months ended March 31, 2013 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2013	2,727	$3.28	6.71	$1,353

Granted	—	—

Exercised	(183)	1.40

Canceled and expired	(26)	3.80

Balance as of March 31, 2013	2,518	$3.41	6.84	$1,239

Options vested and expected to vest as of March 31, 2013	2,502	$3.41	6.83	$1,238

Options exercisable as of March 31, 2013	1,523	$3.14	5.58	$1,137

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.94 on March 28, 2013, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2013 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2013	238,723	$4.27
Granted	—	$—
Vested	—	$—
Non-vested as of March 31, 2013	238,723	$4.27

As of March 31, 2013, the unamortized compensation costs related to unvested restricted stock awards was approximately $768,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 2.2 years.

Note 9.	Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options. Potentially dilutive common shares are excluded in net loss periods, as their effect would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income (loss) attributable to AXT, Inc.	$(2,400)	$1,635
Less: Preferred stock dividends	(44)	(44)

Net income (loss) available to common stockholders	$(2,444)	$1,591
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	32,297	32,034
Effect of dilutive securities:
Common stock options	—	903
Restricted stock awards	—	81
Denominator for dilutive net income (loss) per common share	32,297	33,018
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.08)	$0.05
Diluted	$(0.08)	$0.05
Weighted-average shares:
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,656	878
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	239	74

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2013 and December 31, 2012, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 10.	Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in our condensed consolidated financial statements.

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended March 31,
	2013	2012
Product type:
GaAs substrates	$11,723	$12,231
InP substrates	1,849	1,451
Ge substrates	2,551	2,630
Raw materials and other	6,257	7,174
Total	$22,380	$23,486

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2013	2012
Geographical information:
China	$6,029	$5,774
Europe (primarily Germany)	4,689	4,565
Taiwan	3,779	2,046
North America (primarily the United States)	3,469	5,167
Japan	2,282	2,189
Asia Pacific (excluding China, Japan and Taiwan)	2,132	3,745
Total	$22,380	$23,486

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2013	2012
Long-lived assets by geographic region:
North America	$337	$430
China	37,140	36,805
	$37,477	$37,235

Significant Customers

No customer represented more than 10% of our revenue for the three months ended March 31, 2013. One customer represented 17% of our revenue for the three months ended March 31, 2012.  Our top five customers, although not the same five customers for each period, represented 34% and 46% of our revenue for the three months ended March 31, 2013 and 2012, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 18% and 28% of our trade accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012

Beginning accrued warranty and related costs	$588	$1,003
Accruals for warranties issued	264	102
Adjustments related to pre-existing warranties including expirations and changes in estimates	166	(8)
Cost of warranty repair	(269)	(100)
Ending accrued warranty and related costs	$749	$997

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The majority of our lease obligation relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.

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

Outstanding contractual obligations as of March 31, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$917	$389	$528	$—	$—
Royalty agreement	3,925	800	1,544	1,150	431
Total	$4,842	$1,189	$2,072	$1,150	$431

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of March 31, 2013, we do not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Note 12.	Foreign Exchange Transaction Losses

We incurred foreign currency transaction exchange losses of $593,000 and $165,000 for the three months ended March 31, 2013 and 2012, respectively. These amounts are included in “Other expense, net” on our condensed consolidated statements of operations.

Note 13.	Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As a result of the implementation of ASC 740 on January 1, 2007, we identified $16.4 million in liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2011. Provision for income taxes for three months ended March 31, 2013 and 2012 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three months ended March 31, 2013 or 2012 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

Note 14.	Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This standard addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standard is effective as of the beginning of a fiscal year that begins after December 15, 2013 and interim and annual periods thereafter. The standard will become effective for us for the three months ending March 31, 2014. We are currently evaluating the potential impact, if any, of the adoption of the standard on our consolidated results of operations and financial condition.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements.  The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. The standard is effective for us for the three months ended March 31, 2013 and did not have any significant impact on our condensed consolidated results of operations and footnote disclosures.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

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

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership interest in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest, and employ equity accounting for the joint ventures in which we have a smaller ownership interest and significant influence on management. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

We provide allowance for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized.

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

As of March 31, 2013 and December 31, 2012, our accounts receivable, net, balance was $17.0 million and $17.9 million, respectively, with no allowance for doubtful accounts. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2013 and December 31, 2012, our allowance for sales returns was $270,000 and $245,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2013 and December 31, 2012, accrued product warranties totaled $749,000 and $588,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2013 and December 31, 2012, we had an inventory reserve of $9.7 million and $10.1 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs for the three months ended March 31, 2013 or 2012.

Fair Value of Investments

ASC 820, Fair Value Measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2013, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three months ended March 31, 2013.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of March 31, 2013 or December 31, 2012.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC topic 718, Stock-based Compensation (“ASC 718”), using the modified prospective method. Share-based awards granted include stock options and restricted stock awards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including expected volatility and expected term. Historical volatility was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

We recognize the compensation costs for stock options net of an estimated forfeiture rate over the requisite service period of the options award, which is generally the vesting term of four years. Compensation expense for restricted stock awards is recognized over the vesting period, which is generally three years or four years. Stock-based compensation expense is recorded in cost of revenue, research and development, and selling, general and administrative expenses.

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue
	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
GaAs	$11,723	$12,231	$(508)	(4.2)%
InP	1,849	1,451	398	27.4%
Ge	2,551	2,630	(79)	(3.0)%
Raw materials	6,257	7,174	(917)	(12.8	) %
Total revenue	$22,380	$23,486	$(1,106)	(4.7	) %

Revenue decreased $1.1 million, or 4.7%, to $22.4 million for the three months ended March 31, 2013 from $23.5 million for the three months ended March 31, 2012. Total GaAs substrate revenue decreased $508,000, or 4.2%, to $11.7 million for the three months ended March 31, 2013 from $12.2 million for the three months ended March 31, 2012. The decrease in GaAs substrate revenue was primarily due to the softer demand environment from our current customer base in both wireless devices market and the light emitting diode (LED) market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $515,000 to $7.5 million for the three months ended March 31, 2013 from $8.0 million for the three months ended March 31, 2012. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulting substrates used in wireless devices, increased slightly by $6,000 to $4.2 million for the three months ended March 31, 2013 from $4.2 million for the three months ended March 31, 2012. The increase in revenue from larger diameter substrates was primarily due to fluctuation in demand for 5 inch semi-insulating GaAs substrate.

InP substrate revenue increased $398,000, or 27.4%, to $1.8 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue decreased slightly by $79,000, or 3.0%, to $2.6 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012 due to fluctuation in demand from our customers for satellite applications and for concentrated photovoltaic solar applications.

Raw materials revenue decreased $917,000, or 12.8%, to $6.3 million for the three months ended March 31, 2013 from $7.2 million for the three months ended March 31, 2012 primarily due to decreased selling prices which was partially offset by increased tonnage sold.

Revenue by Geographic Region
	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
China	$6,029	$5,774	$255	4.4%
% of total revenue	27%	25%
Europe (primarily Germany)	4,689	4,565	124	2.7%
% of total revenue	21%	19%
Taiwan	3,779	2,046	1,733	84.7%
% of total revenue	17%	9%
North America (primarily the United States)	3,469	5,167	(1,698)	(32.9)%
% of total revenue	16%	22%
Japan	2,282	2,189	93	4.2%
% of total revenue	10%	9%
Asia Pacific (excluding China, Taiwan and Japan)	2,132	3,745	(1,613)	(43.1	) %
% of total revenue	9%	16%
Total revenue	$22,380	$23,486	$(1,106)	(4.7	) %

Revenue from customers in China increased by $255,000, or 4.4%, to $6.0 million for the three months ended March 31, 2013 from $5.8 million for the three months ended March 31, 2012 primarily due to increased GaAs substrate revenue and Ge substrate revenue partially offset by decreased raw materials revenue.

Revenue from customers in Europe increased by $124,000, or 2.7%, to $4.7 million for the three months ended March 31, 2013 from $4.6 million for the three months ended March 31, 2012 primarily due to increased GaAs substrate revenue and raw materials revenue partially offset by decreased Ge substrate revenue.

Revenue from customers in Taiwan increased by $1.7 million, or 84.7%, to $3.8 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012 primarily due to increased semi-insulating GaAs substrate revenue and InP substrate revenue.

Revenue from customers in North America decreased by $1.7 million, or 32.9%, to $3.5 million for the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012 primarily due to decreased raw materials revenue resulting from decreased selling prices of 4N raw gallium and decreased orders from our customers for semi-insulating GaAs substrates.

Revenue from customers in Japan increased by $93,000, or 4.2%, to $2.3 million for the three months ended March 31, 2013 from $2.2 million for the three months ended March 31, 2012 primarily due to increased raw materials revenue partially offset by decreased GaAs substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) decreased by $1.6 million, or 43.1%, to $2.1 million for the three months ended March 31, 2013 from $3.7 million for the three months ended March 31, 2012 primarily due to decreased semi-insulating GaAs substrate revenue from customers in Singapore.

Gross Margin

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Gross profit	$3,484	$8,194	$(4,710)	(57.5)%
Gross Margin %	15.6%	34.9%

Gross margin decreased to 15.6% of total revenue for the three months ended March 31, 2013 from 34.9% of total revenue for the three months ended March 31, 2012. Higher priced raw material in our inventory and overall lower average selling prices negatively impacted the gross margins for all substrates. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,925	$3,785	$140	3.7%
% of total revenue	17.5%	16.1%

Selling, general and administrative expenses increased $140,000, or 3.7% to $3.9 million for the three months ended March 31, 2013 from $3.8 million for the three months ended March 31, 2012. The increase was primarily due to higher personnel related costs, higher health insurance from our joint ventures in China and higher stock-based compensation expenses resulting from the options and stock awards granted in 2012 which were expensed over the vesting schedule, offset by lower freight charges.

Research and Development

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Research and development	$822	$835	$(13)	(1.6	) %
% of total revenue	3.7%	3.6%

Research and development expenses decreased $13,000, or 1.6% to $822,000 for the three months ended March 31, 2013 from $835,000 for the three months ended March 31, 2012. The decrease was primarily due to lower utility expense at our facilities in China and product testing related costs from our joint ventures in China offset by higher personnel related costs due to the hiring of our Chief Scientist in March 2012.

Interest Income, net

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$31	$88	$(57)	(64.8	) %
% of total revenue	0.1%	0.4%

Interest income, net decreased $57,000 to $31,000 for the three months ended March 31, 2013 from $88,000 for the three months ended March 31, 2012. The decrease was primarily due to lower returns from the mix of investment securities.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$282	$154	$128	83.1%
% of total revenue	1.3%	0.7%

Equity in earnings of unconsolidated joint ventures increased $128,000 to $282,000 for the three months ended March 31, 2013 from $154,000 for the three months ended March 31, 2012 primarily due to higher net income from our minority-owned joint ventures that are not consolidated.

Other Expense, net

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Other expense, net	$825	$489	$336	68.7%
% of total revenue	3.7%	2.1%

Other expense, net increased $336,000 to $825,000 for the three months ended March 31, 2013 from $489,000 for the three months ended March 31, 2012 primarily due to higher foreign exchange losses partially offset by lower withholding tax on foreign dividends from our consolidated joint ventures.

Provision for Income Taxes

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$184	$375	$(191)	(50.9	) %
% of total revenue	0.8%	1.6%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations and decreased by $191,000 to $184,000 for the three months ended March 31, 2013 from $375,000 for the three months ended March 31, 2012. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss, our available net operating loss carryforwards for the three months ended March 31, 2013 and 2012 and uncertainty of profits in the U.S.

Noncontrolling interests

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$441	$1,317	$(876)	(66.5	) %
% of total revenue	2.0%	5.6%

Net income attributable to noncontrolling interests decreased $876,000, or 66.5% to $441,000 for the three months ended March 31, 2013 from $1.3 million for the three months ended March 31, 2012 primarily due to significantly lower profitability from one of our China joint venture operations compared to the same period last year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of March 31, 2013, our principal sources of liquidity were $49.4 million consisting of cash and cash equivalents of $25.8 million, short-term investments of $6.5 million and long-term investments of $17.1 million, of which $12.7 million was held by our consolidated joint ventures.

Cash and cash equivalents of $25.8 million decreased by $4.8 million and short-term and long-term investments of $23.6 million increased by $4.1 million during the three months ended March 31, 2013. Cash and cash equivalents of $31.2 million increased by $5.0 million and short-term and long-term investments of $14.9 million increased by $408,000 during the three months ended March 31, 2012.

Net cash provided by operating activities of $976,000 for the three months ended March 31, 2013 was primarily comprised of our net loss of $2.0 million, adjusted for non-cash items of depreciation of $1.3 million, stock-based compensation of $332,000, amortization of marketable securities premium of $146,000 and a net change of $1.2 million in assets and liabilities. The $1.2 million net change in assets and liabilities primarily resulted from a $1.6 million decrease in inventories, a $922,000 decrease in accounts receivable, a $105,000 decrease in other assets, a $664,000 increase in accounts payable, partially offset by a $1.7 million increase in prepaid expenses and other current assets, a $164,000 decrease in accrued liabilities and a $270,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $9.6 million for the three months ended March 31, 2012 was primarily comprised of our net income of $3.0 million, adjusted for non-cash items of depreciation of $907,000, stock-based compensation of $281,000, amortization of marketable securities premium of $71,000, loss on disposal of property, plant and equipment of $29,000 and a net change of $5.3 million in assets and liabilities. The $5.3 million net change in assets and liabilities primarily resulted from a $4.0 million decrease in inventories, a $1.4 million decrease in accounts receivable, a $491,000 decrease in prepaid expenses and other current assets, a $124,000 decrease in other assets, a $883,000 increase in accounts payable, partially offset by a $1.1 million decrease in accrued liabilities and a $459,000 decrease in other long-term liabilities.

Net cash used in investing activities of $5.6 million for the three months ended March 31, 2013 was primarily from the purchase of property, plant and equipment of $1.3 million and the net purchases of marketable investment securities of $4.3 million.

Net cash used in investing activities of $1.5 million for the three months ended March 31, 2012 was primarily from the purchase of property, plant and equipment of $1.1 million and the net purchases of marketable investment securities of $379,000.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement, if completed, would provide us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases over a number of years. We agreed to provide $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will provide the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. We expect to fund the first phase of the construction of the facility with cash flow generated by our normal operations supplemented by our existing line of credit. However, we have delayed our participation in the project at this time due to the volatility in our substrate business. It is possible that the investment of $5.0 million will still be funded by our BoYu joint venture for crystal support.

Net cash used in financing activities of $276,000 for the three months ended March 31, 2013 consisted of $532,000 net dividends paid by our consolidated joint ventures partially offset by net proceeds of $256,000 on the issuance of common stock pursuant to stock option exercises.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program will be dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is expected to be funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time. For the three months ended March 31, 2013, we did not repurchase any shares.

We intend to fund our operating expenses primarily through cash flows from operations. We believe that we have adequate cash and investments to meet our needs over the next 12 months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available it will be on terms acceptable to us.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

Line of Credit

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of March 31, 2013 and December 31, 2012.

Contractual Obligations and Operating Leases

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

Outstanding contractual obligations as of March 31, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$917	$389	$528	$—	$—
Royalty agreement	3,925	800	1,544	1,150	431
Total	$4,842	$1,189	$2,072	$1,150	$431

Purchase orders or contracts for the purchase of certain goods and services are not included in the preceding table. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones are not included in the table above.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 14 - Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of March 31, 2013 and December 31, 2012, we had no outstanding commitments with respect to foreign exchange contracts.

During the three months ended March 31, 2013, we recorded net foreign exchange losses of $593,000, included as part of “other expense, net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three months ended March 31, 2013, we recorded unrealized foreign currency gains of $407,000, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2013	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$25,789	0.74%	$191	$172	$210
Cash equivalents	3	0.06	—	—	—
Investment in debt and equity instruments	23,578	2.75	648	583	713
			$839	$755	$923

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 18% and 28% of our trade accounts receivable balance as of March 31, 2013 and December 31, 2012, respectively.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as “other assets” in the condensed consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures depending upon our equity ownership and whether or not we have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of both March 31, 2013 and December 31, 2012, the direct minority investments totaled $392,000, and the indirect minority investments by our consolidated joint ventures totaled $2.2 million and $2.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 46.7% in the quarter ended June 30, 2011 to 15.6% for the quarter ended March 31, 2013.

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

We do not control the prices at which our joint venture companies sell their raw materials products to third parties. However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our joint venture companies has in the past and may in the future sell raw materials at significantly reduced prices in order to gain volume sales or new customers. In such an event, our gross margin may be adversely impacted. In addition, one of our joint ventures has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the three months ended March 31, 2013 and 2012, IQE Group represented 8% and 17% of our revenue, respectively. Our top five customers, although not the same customers for each period, represented 34% and 46% of our revenue for the three months ended March 31, 2013 and 2012, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that has resulted in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2012 and the three months ended March 31, 2013. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2012, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In 2012 and the three months ended March 31, 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and Paralympics, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed on our operations, our ability to meet customer demand or supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us, and could result in our customers supplying future needs from our competitors. Restrictions on transportation of materials could limit our ability to transport our product, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 85% and 78% of our total revenue for the three months ended March 31, 2013 and 2012, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Our sales are denominated in U.S. dollars, except for sales to our Chinese customers which are denominated in Renminbi  and our Japanese customers which are denominated in Japanese yen. Thus, increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products in these markets.

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

If we decide to expand our facilities in China and if we are not able to fund our capital commitments for the expansion, our business and operating results may be adversely affected.

If we decide to expand our manufacturing facilities in China, we and one of our joint ventures expect to invest up to approximately $17.5 million in capital projects.  If at the time we undertake the expansion and we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.

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

AXT, INC.

Dated: May 10, 2013	By:	/s/ MORRIS S. YOUNG
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