Form 10-Q
period 2013-06-30
AXT INC
filed 2013-08-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, $0.001 par value	32,607,423

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2013	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$21,959	$30,634
Short-term investments	6,581	10,270
Accounts receivable, net of allowances of $583 and $245 as of June 30, 2013 and December 31, 2012, respectively	20,091	17,912
Inventories	36,836	40,352
Related party notes receivable – current	2,502	2,036
Prepaid expenses and other current assets	7,022	5,268
Total current assets	94,991	106,472
Long-term investments	16,886	9,191
Property, plant and equipment, net	37,301	37,235
Related party notes receivable – long-term	—	416
Other assets	14,352	14,275
Total assets	$163,530	$167,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,375	$5,894
Accrued liabilities	9,136	7,202
Total current liabilities	14,511	13,096
Long-term portion of royalty payments	2,925	3,325
Other long-term liabilities	157	254
Total liabilities	17,593	16,675
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively (Liquidation preference of $6.0 million and $5.9 million as of June 30, 2013 and December 31, 2012, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,607 and 32,471 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	193,720	193,063
Accumulated deficit	(63,482)	(59,047)
Accumulated other comprehensive income	6,650	6,033
Total AXT, Inc. stockholders’ equity	140,452	143,613
Noncontrolling interests	5,485	7,301
Total stockholders’ equity	145,937	150,914

Total liabilities and stockholders’ equity	$163,530	$167,589

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$23,831	$25,153	$46,211	$48,639
Cost of revenue	20,746	17,645	39,642	32,937
Gross profit	3,085	7,508	6,569	15,702

Operating expenses:
Selling, general and administrative	4,207	3,974	8,132	7,759
Research and development	1,039	914	1,861	1,749
Total operating expenses	5,246	4,888	9,993	9,508
Income (loss) from operations	(2,161)	2,620	(3,424)	6,194
Interest income, net	50	62	81	150
Equity in earnings of unconsolidated joint ventures	471	284	753	438
Other income (expense), net	381	(127)	(444)	(616)

Income (loss) before provision for income taxes	(1,259)	2,839	(3,034)	6,166
Provision for income taxes	(342)	(412)	(526)	(787)
Net income (loss)	(1,601)	2,427	(3,560)	5,379
Less: Net income attributable to noncontrolling interest	(434)	(1,128)	(875)	(2,445)
Net income (loss) attributable to AXT, Inc.	$(2,035)	$1,299	$(4,435)	$2,934

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.06)	$0.04	$(0.14)	$0.09
Diluted	$(0.06)	$0.04	$(0.14)	$0.09

Weighted average number of common shares outstanding:
Basic	32,382	32,138	32,340	32,086
Diluted	32,382	32,944	32,340	32,981

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$(1,601)	$2,427	$(3,560)	$5,379
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	463	(27)	870	311
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(30)	6	(47)	106
Total other comprehensive income (loss), net of tax	433	(21)	823	417
Comprehensive income (loss)	(1,168)	2,406	(2,737)	5,796
Less: Comprehensive income attributable to the noncontrolling interest	(583)	(1,133)	(1,081)	(2,517)
Comprehensive income (loss) attributable to AXT, Inc.	$(1,751)	$1,273	$(3,818)	$3,279

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,560)	$5,379

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,662	1,841
Amortization of marketable securities premium	269	142
Stock-based compensation	670	573
Provision for doubtful accounts	304	—
Gain on sale of cost method investment	(811)	—
(Gain) Loss on disposal of property, plant and equipment	(7)	176
Changes in assets and liabilities:
Accounts receivable, net	(2,426)	(4,391)
Inventories	3,617	5,172
Prepaid expenses and other current assets	(1,359)*	1,373
Other assets	380	182
Accounts payable	(546)	2,564
Accrued liabilities	724 **	267 **
Other long-term liabilities	(324)	(641)
Net cash provided by (used in) operating activities	(407)	12,637

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,459)	(2,978)
Proceeds from sales of property, plant and equipment	9	—
Purchases of available-for-sale securities	(13,372)	(4,518)
Proceeds from maturities of available-for-sale securities	9,048	3,180
Net cash used in investing activities	(6,774)	(4,316)

Cash flows from financing activities:
Proceeds from common stock options exercised	272	219
Repurchases of the Company’s common stock	(285)	—
Dividends paid by joint ventures	(1,730)	(3,551)
Net cash used in financing activities	(1,743)	(3,332)
Effect of exchange rate changes on cash and cash equivalents	249	136
Net increase (decrease) in cash and cash equivalents	(8,675)	5,125
Cash and cash equivalents at the beginning of the period	30,634	26,156
Cash and cash equivalents at the end of the period	$21,959	$31,281

*Proceeds receivable from sale of cost method investment of $901 was included in prepaid expenses and other current assets as of June 30, 2013.

** Dividend accrued but not paid by joint ventures of $1,168 and $488 was included in accrued liabilities as of June 30, 2013 and June 30, 2012, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013 filed with the SEC on May 10, 2013.

The condensed consolidated financial statements include the accounts of AXT and our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., and our majority‑owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd, Nanjing Jin Mei Gallium Co., Ltd and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter-company accounts and transactions have been eliminated. For majority-owned subsidiaries, we reflect the noncontrolling interests of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method.

Certain prior period amounts in our condensed consolidated statements of operations have been reclassified to conform to the current period presentation. We reclassified $284,000 and $438,000 from “other income (expense), net” to “equity in earnings of unconsolidated joint ventures” for the three and six months ended June 30, 2012, respectively due to significance of the amounts.

Note 2. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Classified as:
Cash	$21,957	$—	$—	$21,957	$26,250	$—	$—	$26,250
Cash equivalents:
Money market fund	2	—	—	2	4,384	—	—	4,384

Total cash equivalents	2	—	—	2	4,384	—	—	4,384

Total cash and cash equivalents	21,959	—	—	21,959	30,634	—	—	30,634

Investments (Available-for-sale):
Certificates of deposit	7,040	6	(10)	7,036	6,638	9	(2)	6,645
Corporate bonds	16,523	3	(95)	16,431	12,872	7	(63)	12,816
Total investments	23,563	9	(105)	23,467	19,510	16	(65)	19,461
Total cash, cash equivalents and investments	$45,522	$9	$(105)	$45,426	$50,144	$16	$(65)	$50,095
Contractual maturities on investments:
Due within 1 year	$6,578			$6,581	$10,288			$10,270
Due after 1 through 5 years	16,985			16,886	9,222			9,191
	$23,563			$23,467	$19,510			$19,461

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. There were no sales of available-for-sales securities and no realized gains and losses for the three and six months ended June 30, 2013 and 2012.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2013 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$3,430	$(10)	$—	$—	$3,430	$(10)
Corporate bonds	12,658	(95)	—	—	12,658	(95)
Total in loss position	$16,088	$(105)	$—	$—	$16,088	$(105)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 (in thousands):

	In Loss Position < 12 Months		In Loss Position > 12 Months		Total In Loss Position
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investments:
Certificates of deposit	$1,877	$(1)	$199	$(1)	$2,076	$(2)
Corporate bonds	6,446	(40)	1,502	(23)	7,948	(63)
Total in loss position	$8,323	$(41)	$1,701	$(24)	$10,024	$(65)

Minority Investments

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for these companies, including minority investments in privately-held companies made indirectly through our consolidated joint ventures, are accounted for under the equity method and are included in “other assets” in the condensed consolidated balance sheets and totaled $9.9 million and $9.4 million as of June 30, 2013 and December 31, 2012, respectively.

We also maintain minority investments in two other companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments in these two companies are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended June 30, 2013, we exercised an option to sell 35% of our shares in one of these companies in its pre-IPO placement in Taiwan and recognized a gain of $811,000, which was included in “other income (expense), net” in the condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, our investments in these two unconsolidated companies had a carrying value of $325,000 and $392,000, respectively and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of June 30, 2013, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify all of our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2013. There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2013.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Balance as of June 30, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$2	$2	$—
Certificates of deposit	7,036	—	7,036
Corporate bonds	16,431	—	16,431
Total	$23,469	$2	$23,467
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in companies accounted for by equity and cost methods (See Note 6). We did not record other-than-temporary impairment charges for any of these investments during the three and six months ended June 30, 2013 and 2012.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2013	2012
Inventories:
Raw materials	$19,749	$20,003
Work in process	13,455	15,608
Finished goods	3,632	4,741
	$36,836	$40,352

As of June 30, 2013 and December 31, 2012, carrying values of inventories were net of inventory reserve of $9.8 million and $10.1 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2013	2012

Accrued compensation and related charges	$1,628	$2,066
Dividends payable by consolidated joint ventures	1,168	—
Accrued product warranty	804	588
Current portion of royalty payments	800	800
Accrued income taxes	685	640
Accrued professional services	484	609
Other accrued liabilities	3,567	2,499
	$9,136	$7,202

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement for $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $801,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $893,000 (Rmb 5,526,200) was loaned during the three months ended March 31, 2012. The original term of the loan was two years and ten months and the loan was payable to JiYa in three installments with the first installment of $423,000 (Rmb 2,620,000) due in December 2012, the second installment of $847,000 (Rmb 5,240,000) due in December 2013, and the last installment of $424,000 (Rmb 2,625,200) due in May 2014. During the three months ended December 31, 2012, the parties signed an addendum to the note agreement to delay the first repayment of $423,000 (Rmb 2,620,000) to June 2013. During the three months ended June 30, 2013, the parties signed another addendum to the note agreement to delay this repayment of $423,000 (Rmb 2,620,000) as the last installment to June 2014.  As of June 30, 2013, we included $1.7 million (Rmb 7,860,000) in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) loaned $808,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of June 30, 2013, this balance was included in “related party notes receivable – short term” in our condensed consolidated balance sheets. During the three months ended December 31, 2012, the parties signed a note agreement retroactively to set forth the terms for the loan. The loan bears interest at 6.7% per annum, subject to adjustment to market rate, and the principal is due on December 31, 2013.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2013 and 2012, JiYa has recorded $10,000 and $5,000 of income from agency sales, respectively, which was included in “other income (expense), net” in our condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, $20,000 and $5,000 of income from agency sales was recorded in “other income (expense), net” respectively, in our condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, amounts payable of $518,000 and $257,000, respectively, to this equity investment entity for delivery in transit was included in “accrued liabilities” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of June 30, 2013 and December 31, 2012, amounts payable of $590,000 and $1.1 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, Jin Mei is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity.   For the three months ended June 30, 2013 and 2012, Jin Mei has recorded $28,000 and $50,000 of income from agency sales, respectively, which were included in “other income (expense), net” in our condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, $93,000 and $95,000 of income from agency sales was recorded in “other expense, net” respectively, in our condensed consolidated statements of operations.

Our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., has paid $121,000 (Rmb 780,490) on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd., its equity investment entity, to purchase materials. As of June 30, 2013, this balance was included in "prepaid expenses and other current assets" in our condensed consolidated balance sheets.

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

Note 6. Investments in Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

The investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2013	2012	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$4,333

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,004	$2,038	Equity	46%
Xilingol Tongli Germanium Co. Ltd	4,496	4,246	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	934	1,042	Equity	25%
	$7,434	$7,326

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

During the three months ended June 30, 2013 and 2012, the three consolidated joint ventures generated $1.4 million and $2.7 million of income, respectively, of which $434,000 and $1.1 million, respectively, were allocated to minority interests, resulting in $963,000 and $1.6 million of income, respectively, included in our net income (loss). During the six months ended June 30, 2013 and 2012, the three consolidated joint ventures generated $2.7 million and $5.3 million of income, respectively, of which $875,000 and $2.4 million, respectively, was allocated to minority interests, resulting in $1.8 million and $2.8 million of income, respectively, included in our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.4 million and $7.3 million as of June 30, 2013 and December 31, 2012, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2013 and December 31, 2012, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $2.5 million and $2.0 million, respectively.

All of the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$9,641	$7,739	$18,914	$14,282
Gross profit	3,764	2,810	6,888	4,760
Operating income	2,559	1,667	4,173	2,529
Net income	2,034	1,276	3,329	2,018

Our gross entity earnings from all the minority investment entities that are not consolidated and accounted for under the equity method were $471,000 and $284,000 for the three months ended June 30, 2013 and 2012, respectively, and $753,000 and $438,000 for the six months ended June 30, 2013 and 2012, respectively.

We also maintain minority investments directly in two other companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. During the three months ended June 30, 2013, we exercised an option to sell 35% of our shares in one of these companies in its pre-IPO placement in Taiwan and recognized a gain of $811,000 which was included in “other income (expense), net” in the condensed consolidated statements of operations. As of June 30, 2013 and December 31, 2012, our investments in these two unconsolidated companies had a carrying value of $325,000 and $392,000, respectively and were included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2012	$3,532	$32	$193,063	$(59,047)	$6,033	$143,613	$7,301	$150,914
Common stock options exercised			272			272		272
Common stock repurchased			(285)			(285)		(285)
Stock-based compensation			670			670		670
Net income (loss)				(4,435)		(4,435)	875	(3,560)
Dividends declared by joint ventures							(2,897)	(2,897)
Change in unrealized (loss) gain on marketable securities					(47)	(47)		(47)
Currency translation adjustment					664	664	206	870
Balance as of June 30, 2013	$3,532	$32	$193,720	$(63,482)	$6,650	$140,452	$5,485	$145,937

There were no reclassification adjustments from accumulated other comprehensive income for the six months ended June 30, 2013 and 2012.

Note 8. Stock Repurchase Program

On February 21, 2013, our Board of Directors approved a stock repurchase program, pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three and six months ended June 30, 2013, we repurchased approximately 103,000 shares at an average price of $2.77 per share for a total purchase price of $285,000 under the stock repurchase program.

As of June 30, 2013, approximately $5.7 million remained available for future repurchases under this program.

Note 9. Stock-Based Compensation

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Cost of revenue	$5	$19	$11	$37
Selling, general and administrative	291	238	575	476
Research and development	42	35	84	60
Total stock-based compensation	338	292	670	573
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$338	$292	$670	$573

Stock-based compensation reduced the net income and increased the net loss by the following amounts:

Effect on net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

As of June 30, 2013, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.7 million, net of estimated forfeitures of $26,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2013 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model. There were zero and 24,000 stock options granted with weighted average grant date fair values of $0 and $2.15 in the three months ended June 30, 2013 and 2012, respectively. There were zero and 104,000 stock options granted with weighted average grant date fair values of $0 and $2.84 in the six months ended June 30, 2013 and 2012, respectively. The fair value of our stock options granted to employees for the three and six months ended June 30, 2012 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Expected term (in years)	4.0	4.0
Volatility	74.82%	73.74%
Expected dividend	0%	0%
Risk-free interest rate	0.56%	0.71%

The following table summarizes the stock option transactions during the six months ended June 30, 2013 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2013	2,727	$3.28	6.71	$1,353
Granted	—	—
Exercised	(195)	1.40
Canceled and expired	(38)	4.30
Balance as of June 30, 2013	2,494	$3.41	6.64	$969

Options vested and expected to vest as of June 30, 2013	2,481	$3.41	6.63	$969

Options exercisable as of June 30, 2013	1,600	$3.18	5.51	$938

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.70 on June 28, 2013, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2013 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2013	238,723	$4.27
Granted	43,636	$2.75
Vested	(24,781)	$4.44
Non-vested as of June 30, 2013	257,578	$4.00

As of June 30, 2013, the unamortized compensation costs related to unvested restricted stock awards was approximately $789,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 2.5 years.

Note 10. Net Income (loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and potentially dilutive common shares outstanding during the period. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options and vesting of restricted stock awards. Potentially dilutive common shares are excluded in net loss periods, as their effect would be anti-dilutive.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to AXT, Inc.	$(2,035)	$1,299	$(4,435)	$2,934
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$(2,079)	$1,255	$(4,523)	$2,846
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	32,382	32,138	32,340	32,086
Effect of dilutive securities:
Common stock options	—	774	—	838
Restricted stock awards	—	32	—	57
Denominator for dilutive net income (loss) per common share	32,382	32,944	32,340	32,981
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.06)	$0.04	$(0.14)	$0.09
Diluted	$(0.06)	$0.04	$(0.14)	$0.09
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,509	997	2,583	907
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	246	14	242	15

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both June 30, 2013 and December 31, 2012, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Product type:
GaAs substrates	$10,642	$14,862	$22,365	$27,093
InP substrates	2,017	1,333	3,866	2,784
Ge substrates	5,347	2,441	7,898	5,071
Raw materials and other	5,825	6,517	12,082	13,691
Total	$23,831	$25,153	$46,211	$48,639

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2013	2012	2013	2012
Geographical region:
China	$7,704	$6,195	$13,733	$11,969
Europe (primarily Germany)	5,622	4,806	10,311	9,371
Taiwan	3,159	3,594	6,938	5,640
North America (primarily the United States)	2,043	4,266	5,512	9,433
Japan	3,020	2,603	5,302	4,792
Asia Pacific (excluding China, Taiwan and Japan)	2,283	3,689	4,415	7,434
Total	$23,831	$25,153	$46,211	$48,639

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2013	2012

North America	$312	$430
China	36,989	36,805
	$37,301	$37,235

Significant Customers

No customer represented more than 10% of our revenue for the three months ended June 30, 2013 while one customer represented 15% of our revenue for the three months ended June 30, 2012. No customer represented more than 10% of our revenue for the six months ended June 30, 2013 while one customer represented 16% of our revenue for the six months ended June 30, 2012. Our top five customers, although not the same five customers for each period, represented 32% and 39% of our revenue for the three months ended June 30, 2013 and 2012, respectively. Our top five customers, although not the same five customers for each period, represented 30% and 39% of our revenue for the six months ended June 30, 2013 and 2012, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 12% and 28% of our trade accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

Note 12. Commitments and Contingencies

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Beginning accrued warranty and related costs	$749	$997	$588	$1,003
Accruals for warranties issued	111	137	375	239
Adjustments related to pre-existing warranties including expirations and changes in estimates	171	(274)	337	(282)
Cost of warranty repair	(227)	(120)	(496)	(220)
Ending accrued warranty and related costs	$804	$740	$804	$740

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The majority of our lease obligation relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which will commence on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay a total of $7.0 million royalty payment over eight years beginning  in 2011 based on future royalty bearing sales.

Outstanding contractual obligations as of June 30, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$213	$198	$15	$—	$—
Royalty agreement	3,725	800	1,488	1,150	287
Total	$3,938	$998	$1,503	$1,150	$287

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of June 30, 2013, we did not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $304,000 and gains of $106,000 for the three months ended June 30, 2013 and 2012, respectively. We incurred foreign currency transaction exchange losses of $897,000 and $59,000 for the six months ended June 30, 2013 and 2012, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

Note 14. Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, we do not have any gross unrecognized tax benefits, nor any accrued interest and penalties related to uncertain tax positions. As of December 31, 2012, we had $16.4 million for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the balance of retained earnings. No changes have occurred in our tax position taken as of December 31, 2012 in the three and six months ended June 30, 2013. The amount decreased the tax loss carry-forwards in the U.S. which are fully offset by a valuation allowance. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2011. Provision for income taxes for three and six months ended June 30, 2013 and 2012 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no federal income tax benefit or expense has been provided for the three and six months ended June 30, 2013 due to our net loss. No federal income tax benefit or expense has been provided for the three and six months ended June 30, 2012 due to our valuation allowance being utilized and the uncertainty of future profits in the U.S.

Note 15. Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This standard applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This standard will become effective for us for the three months ending March 31, 2014. We are currently evaluating the potential impact, if any, of the adoption of the standard on our consolidated results of operations and financial condition.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This standard requires entities to present information about reclassification adjustments from accumulated other comprehensive income in the annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements.  The new requirements are effective as of the beginning of a fiscal year that begins after December 15, 2012 and interim and annual periods thereafter. The standard has been effective for us since the beginning of fiscal 2013 and did not have any significant impact on our consolidated results of operations and footnote disclosures.

Note 16. Subsequent Event

On August 2, 2013, we signed a new lease agreement for the current facility at Fremont, California with reduced footage of 20,767 square feet, which will commence on December 1, 2013 for a term of two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, outlook, customer demand, our ability to expand our markets and increase sales, industry trends, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, and our belief that we have adequate cash and investments to meet our needs over the next 12 months. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China which provide us with pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership interest in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest, and employ equity accounting for the joint ventures in which we have a smaller ownership interest and significant influence on management. We purchase portions of the materials produced by these ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

As of June 30, 2013 and December 31, 2012, our accounts receivable, net, balance was $20.1 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $304,000 and zero, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2013 and December 31, 2012, our allowance for sales returns was $279,000 and $245,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2013 and December 31, 2012, accrued product warranties totaled $804,000 and $588,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2013 and December 31, 2012, we had an inventory reserve of $9.8 million and $10.1 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately held or pre-IPO companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three and six months ended June 30, 2013 and 2012.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2013, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2013.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of June 30, 2013 or December 31, 2012.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC topic 718, Stock-based Compensation (“ASC 718”), using the modified prospective method. Share-based awards granted include stock options and restricted stock awards. We utilize the Black‑Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including expected volatility and expected term. Historical volatility was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the forfeitures for stock compensation awards that are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

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

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
		($ in thousands)
GaAs	$10,642	$14,862	$(4,220)	(28.4)%
InP	2,017	1,333	684	51.3%
Ge	5,347	2,441	2,906	119.0%
Raw materials and other	5,825	6,517	(692)	(10.6)%
Total revenue	$23,831	$25,153	$(1,322)	(5.3)%

The decrease in GaAs substrate revenue was primarily due to the weaker demand environment from our current customer base in both the light emitting diode (LED) market and wireless devices market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $3.0 million to $7.4 million for the three months ended June 30, 2013 from $10.4 million for the three months ended June 30, 2012. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market. We expect revenue from semi-conducting GaAs substrates to decline next quarter primarily due to weaker demand from our customers in consumer applications markets.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulating substrates used in wireless devices, decreased $1.2 million to $3.2 million for the three months ended June 30, 2013 from $4.4 million for the three months ended June 30, 2012. The decrease in revenue from larger diameter substrates was primarily due to weaker demand from our major customers in the wireless devices market. We expect revenue from semi-insulating GaAs substrate to decline next quarter primarily due to weaker demand from our customers in wireless devices markets.

InP substrate revenue increased primarily due to stronger demand from a major customer in the optical networking industry. We expect revenue from InP substrate to decline next quarter primarily due to anticipated reduction in orders from a major customer utilizing excess inventory.

Ge substrate revenue increased primarily due to more planned satellite launches compared to the same period prior year. We expect Ge substrate revenue to decline moderately next quarter due to customer mix.

Raw materials and other revenue decreased primarily due to decreased selling prices and decreased tonnage sold of 4N gallium, partially offset by increased sales of pBN crucibles. We expect our third party raw material revenue to remain flat next quarter.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
		($ in thousands)
GaAs	$22,365	$27,093	$(4,728)	(17.5)%
InP	3,866	2,784	1,082	38.9%
Ge	7,898	5,071	2,827	55.7%
Raw materials and other	12,082	13,691	(1,609)	(11.8)%
Total revenue	$46,211	$48,639	$(2,428)	(5.0)%

The decrease in GaAs substrate revenue was primarily due to the weaker demand environment from our current customer base in both the light emitting diode (LED) market and wireless devices market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates decreased $3.5 million to $14.9 million for the six months ended June 30, 2013 from $18.4 million for the six months ended June 30, 2012. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market.

Sales of 5 inch and 6 inch diameter GaAs substrates decreased $1.2 million to $7.5 million for the six months ended June 30, 2013 compared to $8.7 million for the six months ended June 30, 2012. The decrease in revenue from larger diameter substrates was primarily due to weaker demand from our major customers in the wireless devices market.

InP substrate revenue increased primarily due to stronger demand from a major customer in the optical networking industry.

Ge substrate revenue increased primarily due to more planned satellite launches compared to the same period prior year.

Raw materials and other revenue decreased primarily due to decreased selling prices which was partially offset by increased tonnage sold of 4N gallium.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
China	$7,704	$6,195	$1,509	24.4%
% of total revenue	32.3%	24.6%
Europe (primarily Germany)	5,622	4,806	816	17.0%
% of total revenue	23.6%	19.1%
Taiwan	3,159	3,594	(435)	(12.1)%
% of total revenue	13.3%	14.3%
North America (primarily the United States)	2,043	4,266	(2,223)	(52.1)%
% of total revenue	8.6%	17.0%
Japan	3,020	2,603	417	16.0%
% of total revenue	12.7%	10.3%
Asia Pacific (excluding China, Taiwan and Japan)	2,283	3,689	(1,406)	(38.1)%
% of total revenue	9.5%	14.7%
Total revenue	$23,831	$25,153	$(1,322)	(5.3)%

Revenue from customers in China increased primarily due to increased Ge substrate revenue and raw materials revenue.

Revenue from customers in Europe increased primarily due to increased Ge substrate revenue partially offset by decreased semi-conducting GaAs substrate revenue.

Revenue from customers in Taiwan decreased primarily due to decreased semi-conducting GaAs substrate revenue offset by increased InP substrate revenue.

Revenue from customers in North America decreased primarily due to decreased raw material revenue of 4N gallium and semi-insulating GaAs substrates.

Revenue from customers in Japan increased primarily due to decreased semi-conducting GaAs substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) decreased primarily due to decreased semi-insulating GaAs substrate revenue partially offset by increased Ge substrate revenue.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
China	$13,733	$11,969	$1,764	14.7%
% of total revenue	29.7%	24.6%
Europe (primarily Germany)	10,311	9,371	940	10.0%
% of total revenue	22.3%	19.3%
Taiwan	6,938	5,640	1,298	23.0%
% of total revenue	15.0%	11.6%
North America (primarily the United States)	5,512	9,433	(3,921)	(41.6)%
% of total revenue	11.9%	19.4%
Japan	5,302	4,792	510	10.6%
% of total revenue	11.5%	9.9%
Asia Pacific (excluding China, Taiwan and Japan)	4,415	7,434	(3,019)	(40.6)%
% of total revenue	9.6%	15.2%
Total revenue	$46,211	$48,639	$(2,428)	(5.0)%

Revenue from customers in China increased primarily due to increased Ge substrate revenue and semi-insulating GaAs substrate revenue.

Revenue from customers in Europe increased primarily due to increased Ge substrate revenue and raw material revenue.

Revenue from customers in Taiwan increased primarily due to increased semi-insulating GaAs substrate revenue and InP substrate revenue offset by decreased semi-conducting GaAs substrate revenue.

Revenue from customers in North America decreased primarily due to decreased raw materials revenue of 4N gallium offset by decreased semi-insulating GaAs substrates.

Revenue from customers in Japan increased primarily due to increased sales of pBN crucibles and semi-insulating GaAs substrate revenue offset by semi-conducting GaAs substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Japan and Taiwan) decreased primarily due to decreased semi-insulating GaAs substrates offset by increased Ge substrate revenue.

Gross Margin

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Gross profit	$3,085	$7,508	$(4,423)	(58.9)%
Gross Margin %	12.9%	29.8%

Gross margin decreased primarily due to higher priced raw material in our inventory and lower average selling prices for substrates. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,569	$15,702	$(9,133)	(58.2)%
Gross Margin %	14.2%	32.3%

Gross margin decreased primarily due to higher priced raw material in our inventory and lower average selling prices for substrates. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,207	$3,974	$233	5.9%
% of total revenue	17.7%	15.8%

Selling, general and administrative expenses increased primarily due to an increase in allowance of accounts receivable, partially offset by decreased bonus and sales commission expenses resulting from lower revenue.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$8,132	$7,759	$373	4.8%
% of total revenue	17.6%	16.0%

Selling, general and administrative expenses increased primarily due to an increase in allowance of accounts receivable, higher personnel related cost, higher health insurance from our joint ventures in China and higher stock-based compensation expenses resulting from the options and stock awards granted in 2012, partially offset by decreased bonus and sales commission expenses resulting from lower revenue.

Research and Development

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Research and development	$1,039	$914	$125	13.7%
% of total revenue	4.4%	3.6%

Research and development expenses increased primarily due to consulting expenses accrued for product testing.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Research and development	$1,861	$1,749	$112	6.4%
% of total revenue	4.0%	3.6%

Research and development expenses increased primarily due to consulting expenses accrued for product testing.

Interest Income, Net

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$50	$62	$(12)	(19.4)%
% of total revenue	0.2%	0.2%

Interest income, net decreased primarily due to lower returns from the mix of investment securities.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$81	$150	$(69)	(46.0)%
% of total revenue	0.2%	0.3%

Interest income, net decreased primarily due to lower returns from the mix of investment securities held in the U.S. and the timing of receiving interest income in our joint ventures in China.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$471	$284	$187	65.8%
% of total revenue	2.0%	1.1%

Equity in earnings of unconsolidated joint ventures increased primarily due to higher net income from one of our minority-owned joint ventures that are not consolidated due to higher germanium sales.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$753	$438	$315	71.9%
% of total revenue	1.6%	0.9%

Equity in earnings of unconsolidated joint ventures increased primarily due to higher net income from one of our minority-owned joint ventures that are not consolidated due to higher germanium sales.

Other Income (Expense), Net

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$381	$(127)	$508	NM
% of total revenue	1.6%	(0.5)%

NM = % not meaningful

Other income, net increased primarily due to the gain recognized from the sale of our 35% ownership in our cost method investee in its pre-IPO placement in Taiwan and the absence of loss on disposal of equipments from the same period in the prior year, partially offset by higher foreign exchange losses.

	Six Months Ended
	June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(444)	$(616)	$(172)	(27.9)%
% of total revenue	1.0%	1.3%

Other expense, net decreased primarily due to the gain recognized from the sale of our 35% ownership in our cost method investee in its pre-IPO placement in Taiwan, the absence of loss on disposal of equipments from the same period in the prior year, offset by higher foreign exchange losses and higher withholding tax on foreign dividends from our consolidated joint ventures.

Provision for Income Taxes

	Three Months Ended
	June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$342	$412	$(70)	(17.0)%
% of total revenue	1.4%	1.6%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss for the three months ended June 30, 2013 and our available net operating loss carryforwards and uncertainty of profits in the U.S. for the three months ended June 30, 2012.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$526	$787	$(361)	(45.9)%
% of total revenue	1.1%	1.6%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss for the six months ended June 30, 2013 and our available net operating loss carryforwards and uncertainty of profits in the U.S. for the six months ended June 30, 2012.

Noncontrolling Interest

	Three Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$434	$1,128	$(694)	(61.5)%
% of total revenue	1.8%	4.5%

Noncontrolling interest decreased primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices compared to the same period prior year.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$875	$2,445	$(1,570)	(64.2)%
% of total revenue	3.7%	5.0%

Noncontrolling interest decreased primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling price compared to the same period prior year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of June 30, 2013, our principal sources of liquidity were $45.4 million consisting of cash and cash equivalents of $21.9 million, short-term investments of $6.6 million and long-term investments of $16.9 million, of which $12.2 million was held by our consolidated joint ventures.

Cash and cash equivalents of $21.9 million decreased by $8.7 million and short-term and long-term investments of $23.5 million increased by $4.0 million during the six months ended June 30, 2013. Cash and cash equivalents of $31.3 million increased by $5.1 million and short-term and long-term investments of $15.8 million increased by $1.3 million during the six months ended June 30, 2012.

Net cash used by operating activities of $407,000 for the six months ended June 30, 2013 primarily comprised of our net loss of $3.6 million, adjusted for non-cash items of depreciation of $2.7 million, stock-based compensation of $670,000, provision for doubtful accounts of $304,000, amortization of marketable securities premium of $269,000, offset by gain on sale of cost method investment of $811,000 and gain on disposal property and equipment of $7,000, and a net change of $66,000 in assets and liabilities. The $66,000 net change in assets and liabilities primarily resulted from a $3.6 million decrease in inventories, a $724,000 increase in accrued liabilities and a $380,000 decrease in other assets, partially offset by a $2.4 million increase in accounts receivable, a $1.4 million increase in prepaid expenses and other current assets, a $546,000 decrease in accounts payable and a $324,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $12.6 million for the six months ended June 30, 2012 primarily comprised of our net income of $5.4 million, adjusted for non-cash items of depreciation of $1.8 million, stock-based compensation of $573,000, amortization of marketable securities premium of $142,000, loss on disposal property and equipment of $176,000, and a net change of $4.5 million in assets and liabilities. The $4.5 million net change in assets and liabilities primarily resulted from a $5.2 million decrease in inventories, a $2.8 million increase in accounts payable and accrued liabilities, a $1.4 million decrease in prepaid expenses and other current assets, and a $182,000 decrease in other assets, partially offset by a $4.4 million increase in accounts receivable and a $641,000 decrease in other long-term liabilities.

Net cash used in investing activities of $6.8 million for the six months ended June 30, 2013 was primarily from the purchase of property, plant and equipment of $2.5 million and the purchase of investments totaling $13.4 million offset by the maturities of investments totaling $9.0 million.

Net cash used in investing activities of $4.3 million for the six months ended June 30, 2012 was primarily from the purchase of property, plant and equipment of $3.0 million and the purchase of investments totaling $4.5 million offset by the maturities of investments totaling $3.2 million.

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

Net cash used in financing activities of $1.7 million for the six months ended June 30, 2013 consisted of $1.7 million net dividends paid by our joint ventures and $285,000 of repurchases of shares of our common stock, offset by net proceeds of $272,000 on the issuance of common stock pursuant to stock option exercises.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program are dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time. During the three and six months ended June 30, 2013, we repurchased approximately 103,000 shares at an average price of $2.77 per share for a total purchase price of $285,000 under the stock repurchase program. As of June 30, 2013, approximately $5.7 million remained available for future repurchases under this program.

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

Line of Credit
We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of June 30, 2013 and December 31, 2012.

Contractual Obligations and Operating Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which will commence on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay a total of $7.0 million royalty payment over eight years beginning in 2011 based on future royalty bearing sales.

Outstanding contractual obligations as of June 30, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$213	$198	$15	$—	$—
Royalty agreement	3,725	800	1,488	1,150	287
Total	$3,938	$998	$1,503	$1,150	$287

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 15 - Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of June 30, 2013 and December 31, 2012, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and six months ended June 30, 2013, we recorded net foreign exchange losses of $304,000 and $897,000 respectively, included as part of “other income (expense), net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three and six months ended June 30, 2013, we recorded foreign currency translation gains of $463,000 and $870,000 respectively, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest primarily in money market accounts, certificates of deposits, and corporate bonds and notes. The majority of these investments pay a fixed rate of interest. We mitigate default risk by investing in high grade investment securities and limit the amount of credit exposure to any single issue, issuer, or type of investment. As of June 30, 2013 and December 31, 2012, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial and temporary in nature. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity.

The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2013	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$21,957	0.91%	$200	$180	$220
Cash equivalents	2	0.03%	—	—	—
Investment in debt and equity instruments	23,467	2.75%	645	581	710
			$845	$761	$930

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 12% and 28% of our trade accounts receivable balance as of June 30, 2013 and December 31, 2012, respectively.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as “other assets” in the condensed consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures depending upon our equity ownership and whether or not we have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2013 and December 31, 2012, the direct minority investments totaled $7.8 million and $7.7 million, respectively, and the indirect minority investments through our consolidated joint ventures totaled $2.5 million and $2.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 46.7% in the quarter ended June 30, 2011 to 12.9% for the quarter ended June 30, 2013.

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

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years and may be depressed for the foreseeable future. Uncertainties in the financial and credit markets have caused our customers to postpone deliveries of ordered systems and placement of new orders. Continued uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid‑state illumination, fiber optics and telecommunications industries. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the three months ended June 30, 2013 and 2012, IQE Group represented 5% and 15% of our revenue, respectively. For the six months ended June 30, 2013 and 2012, IQE Group represented 6% and 16% of our revenue, respectively. Our top five customers, although not the same customers for each period, represented 32% and 39% of our revenue for the three months ended June 30, 2013 and 2012, respectively and 30% and 39% for the six months ended June 30, 2013 and 2012, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including TriQuint Semiconductors, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. For example, silicon on insulator (SOI) technology uses layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing; complementary metal-oxide-semiconductor (CMOS) technology is used for constructing integrated circuits. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that has resulted in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2012 and the six months ended June 30, 2013. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2012 and the six months ended June 30, 2013, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. For example, in 2012 and the six months ended June 30, 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable and Sumitomo Electric Industries, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

•	greater experience in the business;

•	more manufacturing experience;

•	more extensive intellectual property;

•	broader name recognition; and

•	significantly greater financial, technical and marketing resources.

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

Our products are used as components in our customers’ products. Accordingly, demand for our products is subject to factors affecting the ability of our customers to introduce and market their products successfully, including:

•	the competition our customers face in their particular industries;

•	the technical, manufacturing, sales and marketing and management capabilities of our customers;

•	the financial and other resources of our customers; and

•	the inability of our customers to sell their products if they infringe third‑party intellectual property rights.

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

Since all of our joint venture activity is expected to occur in China, these activities could subject us to a number of risks associated with conducting operations internationally, including:

•	difficulties in managing geographically disparate operations;

•	difficulties in enforcing agreements through non-U.S. legal systems;

•	unexpected changes in regulatory requirements that may limit our ability to export the venture products or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	political and economic instability, civil unrest or war;

•	terrorist activities that impact international commerce;

•	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	nationalization of foreign‑owned assets, including intellectual property.

The effect of terrorist threats and actions on the general economy could decrease our revenue.

The United States continues to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the U.S. economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, and a significant portion of our customers are located outside of the United States, terrorist activity or threats against U.S.‑owned enterprise are a particular concern to us.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China‑manufactured products. In addition, we have in the past experienced quality problems with our China‑manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. In addition, in early 2012, we entered into an arrangement to establish a second manufacturing facility in China, which if completed will further our reliance on Chinese manufacturing facilities.  We may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 91% and 83% of our total revenue for the three months ended June 30, 2013 and 2012, respectively and 88% and 81% for the six months ended June 30, 2013 and 2012, respectively We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

Currently, a significant percentage of our sales is to customers headquartered in Asia. All of our manufacturing facilities and some of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices and where we anticipate significant opportunity for growth. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

If there are power shortages in the PRC, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

In the past, the Chinese government has faced a power shortage resulting in power demand outstripping supply in peak periods. Instability in electrical supply in past years has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we are required to make temporary closures of our subsidiary and joint venture operations, we may be unable to manufacture our products, and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at the facilities for our China joint ventures at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur expense that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

An outbreak of contagious disease such as Severe Acute Respiratory Syndrome (SARS) or the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu, may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes‑Oxley Act.

Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming. If: (1) we fail to maintain effective internal control over financial reporting; or (2) our management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the public’s perception of us may be adversely impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three and six months ended June 30, 2013, we repurchased approximately 103,000 shares at an average price of $2.77 per share for a total purchase price of $285,000 under the stock repurchase program. As of June 30, 2013, approximately $5.7 million remained available for future repurchases under this program. The following table provides additional details regarding our repurchase activity during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2013 – April 30, 2013	—	—	—	—
May 1, 2013 – May 31, 2013	103,000	$2.77	103,000	$5,700
June 1, 2013 – June 30, 2013	—	—	—	—

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1)	Lease agreement dated August 2, 2013 between AXT, Inc. and T. Drive Partners, L.P., a California partnership

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 8, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 9, 2013	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ RAYMOND A. LOW
Raymond A. Low
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)	Lease agreement dated August 2, 2013 between AXT, Inc. and T. Drive Partners, L.P., a California partnership

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 8, 2013.