Form 10-Q
period 2013-09-30
AXT INC
filed 2013-11-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2013
Common Stock, $0.001 par value	32,598,197

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2013	2012 (1)
ASSETS
Current assets:
Cash and cash equivalents	$27,723	$30,634
Short-term investments	8,412	10,270
Accounts receivable, net of allowances of $928 and $245 as of September 30, 2013 and December 31, 2012, respectively	16,266	17,912
Inventories	38,376	40,352
Related party notes receivable – current	2,517	2,036
Prepaid expenses and other current assets	7,412	5,268
Total current assets	100,706	106,472
Long-term investments	12,287	9,191
Property, plant and equipment, net	37,450	37,235
Related party notes receivable – long-term	—	416
Other assets	14,830	14,275
Total assets	$165,273	$167,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,596	$5,894
Accrued liabilities	9,208	7,202
Total current liabilities	17,804	13,096
Long-term portion of royalty payments	2,725	3,325
Other long-term liabilities	155	254
Total liabilities	20,684	16,675
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively (Liquidation preference of $6.1 million and $5.9 million as of September 30, 2013 and December 31, 2012, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,612 and 32,471 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	32	32
Additional paid-in capital	194,058	193,063
Accumulated deficit	(65,777)	(59,047)
Accumulated other comprehensive income	6,988	6,033
Total AXT, Inc. stockholders’ equity	138,833	143,613
Noncontrolling interests	5,756	7,301
Total stockholders’ equity	144,589	150,914

Total liabilities and stockholders’ equity	$165,273	$167,589

See accompanying notes to condensed consolidated financial statements.

(1)	The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$20,521	$20,808	$66,732	$69,447
Cost of revenue	18,075	15,342	57,717	48,279
Gross profit	2,446	5,466	9,015	21,168

Operating expenses:
Selling, general and administrative	4,303	3,950	12,435	11,709
Research and development	766	844	2,627	2,593
Total operating expenses	5,069	4,794	15,062	14,302
Income (loss) from operations	(2,623)	672	(6,047)	6,866
Interest income, net	55	52	136	202
Equity in earnings of unconsolidated joint ventures	346	348	1,099	786
Other income (expense), net	(47)	144	(491)	(472)

Income (loss) before provision for income taxes	(2,269)	1,216	(5,303)	7,382
Provision for (benefit from) income taxes	(204)	(228)	322	559
Net income (loss)	(2,065)	1,444	(5,625)	6,823
Less: Net income attributable to noncontrolling interest	(230)	(512)	(1,105)	(2,957)
Net income (loss) attributable to AXT, Inc.	$(2,295)	$932	$(6,730)	$3,866

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.07)	$0.03	$(0.21)	$0.12
Diluted	$(0.07)	$0.03	$(0.21)	$0.11

Weighted average number of common shares outstanding:
Basic	32,366	32,183	32,407	32,118
Diluted	32,366	32,769	32,407	32,911

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$(2,065)	$1,444	$(5,625)	$6,823
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	307	(192)	1,177	119
Change in unrealized gain (loss) on available-for-sale investments, net of tax	73	9	26	115
Total other comprehensive income (loss), net of tax	380	(183)	1,203	234
Comprehensive income (loss)	(1,685)	1,261	(4,422)	7,057
Less: Comprehensive income attributable to noncontrolling interest	(272)	(486)	(1,353)	(3,003)
Comprehensive income (loss) attributable to AXT, Inc.	$(1,957)	$775	$(5,775)	$4,054

See accompanying notes to condensed consolidated financial statements

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(5,625)	$6,823

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,075	2,832
Amortization of marketable securities premium	394	220
Stock-based compensation	1,004	873
Provision for doubtful accounts	627	—
Gain on sale of cost method investment	(811)	—
(Gain) loss on disposal of property, plant and equipment, net	(7)	176
Changes in assets and liabilities:
Accounts receivable, net	1,083	1,076
Inventories	2,147	6,071
Prepaid expenses and other current assets	(1,730)	1,923
Other assets	(77)	(97)
Accounts payable	2,647	1,287
Accrued liabilities	774	(795)
Other long-term liabilities	(494)	(824)
Net cash provided by operating activities	4,007	19,565

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,919)	(4,951)
Proceeds from sale of property, plant and equipment	9	—
Purchases of available for sale securities	(14,091)	(8,225)
Proceeds from maturities of available for sale securities	12,486	6,660
Net cash used in investing activities	(5,515)	(6,516)

Cash flows from financing activities:
Proceeds from common stock options exercised	278	276
Repurchase of the Company’s common stock, including commission	(287)	—
Dividends paid by joint ventures	(1,730)	(4,086)
Net cash used in financing activities	(1,739)	(3,810)
Effect of exchange rate changes on cash and cash equivalents	336	108
Net increase (decrease) in cash and cash equivalents	(2,911)	9,347
Cash and cash equivalents at the beginning of the period	30,634	26,156
Cash and cash equivalents at the end of the period	$27,723	$35,503

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013 filed with the SEC on May 10, 2013 and August 9, 2013, respectively.

The condensed consolidated financial statements include the accounts of AXT, our majority-owned subsidiaries and certain joint ventures which we control. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interests for the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations and comprehensive income (loss).

Certain prior period amounts in our condensed consolidated statements of operations have been reclassified to conform to the current period presentation. We reclassified $348,000 and $786,000 from “other income (expense), net” to “equity in earnings of unconsolidated joint ventures” for the three and nine months ended September 30, 2012, respectively, due to significance of the amounts.

Note 2. Investments in Marketable Securities and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2013				December 31, 2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Classified as:
Cash	$24,114	$—	$—	$24,114	$26,250	$—	$—	$26,250
Cash equivalents:
Money market fund	3,609	—	—	3,609	4,384	—	—	4,384

Total cash and cash equivalents	27,723	—	—	27,723	30,634	—	—	30,634

Investments (Available-for-sale):
Certificates of deposit	6,320	5	(9)	6,316	6,638	9	(2)	6,645
Corporate bonds	14,402	6	(25)	14,383	12,872	7	(63)	12,816
Total investments	20,722	11	(34)	20,699	19,510	16	(65)	19,461
Total cash, cash equivalents and investments	$48,445	$11	$(34)	$48,422	$50,144	$16	$(65)	$50,095
Contractual maturities on investments:
Due within 1 year	$8,405			$8,412	$10,288			$10,270
Due after 1 through 5 years	12,317			12,287	9,222			9,191
	$20,722			$20,699	$19,510			$19,461

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. There were no sales of available-for-sales securities and no realized gains and losses for the three and nine months ended September 30, 2013 and 2012.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2013 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$3,671	$(9)	$—	$—	$3,671	$(9)
Corporate bonds	11,738	(25)	—	—	11,738	(25)
Total in loss position	$15,409	$(34)	$—	$—	$15,409	$(34)

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

Minority Investments

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for these companies, including minority investments in privately-held companies made indirectly through our consolidated joint ventures, are accounted for under the equity method and are included in “other assets” in the condensed consolidated balance sheets and totaled $10.6 million and $9.4 million as of September 30, 2013 and December 31, 2012, respectively.

We also maintain minority investments in two other companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments in these two companies are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2013 and December 31, 2012, our investments in these two unconsolidated companies had a carrying value of $325,000 and $392,000, respectively, and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of September 30, 2013, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify all of our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2013. There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2013.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Balance as of September 30, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$3,609	$3,609	$—
Certificates of deposit	6,316	—	6,316
Corporate bonds	14,383	—	14,383
Total	$24,308	$3,609	$20,699
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in companies accounted for by equity and cost methods (See Note 6). We did not record any other-than-temporary impairment charges for any of these investments during the three and nine months ended September 30, 2013 and 2012.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$21,009	$20,003
Work in process	13,265	15,608
Finished goods	4,102	4,741
	$38,376	$40,352

As of September 30, 2013 and December 31, 2012, carrying values of inventories were net of inventory reserves of $10.5 million and $10.1 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2013	2012

Accrued compensation and related charges	$1,817	$2,066
Dividends payable by consolidated joint ventures	1,175	—
Accrued product warranty	895	588
Current portion of royalty payments	800	800
Accrued professional services	654	609
Accrued income taxes	156	640
Other accrued liabilities	3,711	2,499
	$9,208	$7,202

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement for $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $801,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $893,000 (Rmb 5,526,200) was loaned during the three months ended March 31, 2012. The original term of the loan was two years and ten months and the loan was payable to JiYa in three installments with the first installment of $423,000 (Rmb 2,620,000) due in December 2012, the second installment of $847,000 (Rmb 5,240,000) due in December 2013, and the third installment of $424,000 (Rmb 2,625,200) due in May 2014. In December, 2012, the parties signed an addendum to the note agreement to delay the first repayment of $423,000 (Rmb 2,620,000) to June 2013. In June, 2013 the parties signed another addendum to the note agreement to delay this first repayment of $423,000 (Rmb 2,620,000) to June 2014 as the last installment.  As of September 30, 2013, we included $1.7 million (Rmb 10.5 million) in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) loaned $813,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. As of September 30, 2013, this balance was included in “related party notes receivable – short term” in our condensed consolidated balance sheets. During the three months ended December 31, 2012, the parties signed a note agreement retroactively to set forth the terms for the loan. The loan bears interest at 6.7% per annum, subject to adjustment to market rate, and the principal is due on December 31, 2013.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2013 and 2012, JiYa has recorded $0 and $10,000 of income from agency sales, respectively, which was included in “other income (expense), net” in our condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, $20,000 and $15,000 of income from agency sales was recorded in “other income (expense), net” respectively, in our condensed consolidated statements of operations. As of September 30, 2013 and December 31, 2012, amounts payable of $521,000 and $257,000, respectively, to this equity investment entity for delivery in transit was included in “accrued liabilities” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of September 30, 2013 and December 31, 2012, amounts payable of $827,000 and $1.1 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, Jin Mei is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity.   For the three months ended September 30, 2013 and 2012, Jin Mei has recorded $29,000 and $18,000 of income from agency sales, respectively, which were included in “other income (expense), net” in our condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, $123,000 and $113,000 of income from agency sales was recorded in “other expense, net” respectively, in our condensed consolidated statements of operations.

Our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., has paid $120,000 (Rmb 740,924) on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. its equity investment entity, to purchase materials. As of September 30, 2013, this balance was included in "prepaid expenses and other current assets" in our condensed consolidated balance sheets.

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

Note 6. Investments in Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials that are critical to our substrate business at a competitive cost.

The investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2013	2012	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	410	410	Consolidated	70%
	$4,333	$4,333

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,950	$2,038	Equity	46%
Xilingol Tongli Germanium Co. Ltd	4,618	4,246	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	942	1,042	Equity	25%
	$7,510	$7,326

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

During the three months ended September 30, 2013 and 2012, the three consolidated joint ventures generated $565,000 and $1.8 million of income, respectively, of which $230,000 and $512,000, respectively, were allocated to minority interests, resulting in $335,000 and $1.2 million of income, respectively, included in our net income (loss). During the nine months ended September 30, 2013 and 2012, the three consolidated joint ventures generated $3.3 million and $7.0 million of income, respectively, of which $1.1 million and $3.0 million, respectively, was allocated to minority interests, resulting in $2.2 million and $4.0 million of income, respectively, included in our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.5 million and $7.3 million as of September 30, 2013 and December 31, 2012, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2013 and December 31, 2012, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $3.1 million and $2.0 million, respectively.

During the three months ended September 30, 2013, our consolidated joint venture JiYa invested $460,000 (Rmb 2.8 million) for a 20% equity investment in Shanxi Jia Hua Galaxy Electronic Materials Co., Ltd, a gallium producer.

All of the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$11,024	$9,394	$29,938	$23,676
Gross profit	$3,628	$3,377	$10,516	$8,137
Operating income	$2,393	$2,018	$6,566	$4,542
Net income	$1,631	$1,897	$4,960	$3,915

Our gross entity earnings from all the minority investment entities that are not consolidated and accounted for under the equity method were $346,000 and $348,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $786,000 for the nine months ended September 30, 2013 and 2012, respectively.

We also maintain minority investments directly in two other companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of September 30, 2013 and December 31, 2012, our investments in these two unconsolidated companies had a carrying value of $325,000 and $392,000, respectively, and were included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2012	$3,532	$32	$193,063	$(59,047)	$6,033	$143,613	$7,301	$150,914
Common stock options exercised			278			278		278
Common stock repurchased			(287)			(287)		(287)
Stock-based compensation			1,004			1,004		1,004
Net income (loss)				(6,730)		(6,730)	1,105	(5,625)
Dividends declared by joint ventures							(2,898)	(2,898)
Change in unrealized (loss) gain on marketable securities					26	26		26
Currency translation adjustment					929	929	248	1,177
Balance as of September 30, 2013	$3,532	$32	$194,058	$(65,777)	$6,988	$138,833	$5,756	$144,589

There were no reclassification adjustments from accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012.

Note 8. Stock Repurchase Program

On February 21, 2013, our Board of Directors approved a stock repurchase program, pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the nine months ended September 30, 2013, we repurchased approximately 103,000 shares at an average price of $2.79 per share for a total purchase price of $287,000 under the stock repurchase program.

As of September 30, 2013, approximately $5.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of revenue	$6	$19	$17	$56
Selling, general and administrative	285	245	860	721
Research and development	43	36	127	96
Total stock-based compensation	334	300	1,004	873
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$334	$300	$1,004	$873

As of September 30, 2013, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.5 million, net of estimated forfeitures of $30,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2013 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model. There were 60,000 and 0 stock options granted with weighted average grant date fair values of $1.21 and $0 in the three months ended September 30, 2013 and 2012, respectively. There were 60,000 and 104,000 stock options granted with weighted average grant date fair values of $1.21 and $2.84 in the nine months ended September 30, 2013 and 2012, respectively. The fair value of our stock options granted to employees for the three and nine months ended September 30, 2013 was estimated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013

Expected term (in years)	4.0	4.0
Volatility	61.86%	61.86%
Expected dividend	0%	0%
Risk-free interest rate	1.00%	1.00%

The following table summarizes the stock option transactions during the nine months ended September 30, 2013 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	2,727	$3.28	6.71	$1,353
Granted	60	2.55
Exercised	(200)	$1.40
Canceled and expired	(48)	$4.42
Outstanding at September 30, 2013	2,539	$3.39	6.44	$610

Options vested and expected to vest as of September 30, 2013	2,522	$3.39	6.42	$610

Options exercisable as of September 30, 2013	1,682	$3.22	5.30	$607

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.34 on September 30, 2013, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2013 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2013	238,723	$4.27
Granted	43,636	$2.75
Vested	(47,767)	$5.13
Non-vested as of September 30, 2013	234,592	$3.82

As of September 30, 2013, the unamortized compensation costs related to unvested restricted stock awards was approximately $687,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

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
A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to AXT, Inc.	$(2,295)	$932	$(6,730)	$3,866
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$(2,339)	$888	$(6,862)	$3,734
Denominator:
Weighted average common shares (basic)	32,366	32,183	32,407	32,118
Effect of dilutive securities:
Common stock options	—	582	—	754
Restricted stock awards	—	4	—	39
Weighted average common shares (dilutive)	32,366	32,769	32,407	32,911
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.07)	$0.03	$(0.21)	$0.12
Diluted	$(0.07)	$0.03	$(0.21)	$0.11
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,524	992	2,563	977
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	243	172	242	14

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both September 30, 2013 and December 31, 2012, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Product type:
GaAs substrates	$9,013	$12,901	$31,378	$39,994
InP substrates	1,420	1,649	5,286	4,433
Ge substrates	5,472	2,007	13,370	7,078
Raw materials and other	4,616	4,251	16,698	17,942
Total	$20,521	$20,808	$66,732	$69,447

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2013	2012	2013	2012
Geographical region:
China	$6,611	$3,063	$20,344	$15,031
Europe (primarily Germany)	5,732	5,148	16,043	14,519
Taiwan	1,536	3,490	8,474	9,130
North America (primarily the United States)	2,298	3,230	7,810	12,663
Japan	1,931	2,404	7,233	7,196
Asia Pacific (excluding China, Taiwan and Japan)	2,413	3,473	6,828	10,908
Total	$20,521	$20,808	$66,732	$69,447

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2013	2012

North America	$228	$430
China	37,222	36,805
	$37,450	$37,235

Significant Customers

No customer represented more than 10% of our revenue for the three months ended September 30, 2013 while one customer represented 14.3% of our revenue for the three months ended September 30, 2012. No customer represented more than 10% of our revenue for the nine months ended September 30, 2013 while one customer represented 15.6% of our revenue for the nine months ended September 30, 2012. Our top five customers, although not the same five customers for each period, represented 36.8% and 37.3% of our revenue for the three months ended September 30, 2013 and 2012, respectively. Our top five customers, although not the same five customers for each period, represented 30.9% and 37.0% of our revenue for the nine months ended September 30, 2013 and 2012, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 11% and 28% of our trade accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Beginning accrued warranty and related costs	$804	$740	$588	$1,003
Accruals for warranties issued	183	92	558	331
Adjustments related to pre-existing warranties including expirations and changes in estimates	14	(57)	351	(338)
Cost of warranty repair	(106)	(78)	(602)	(299)
Ending accrued warranty and related costs	$895	$697	$895	$697

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The majority of our lease obligation relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which will commence on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015.

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

Outstanding contractual obligations as of September 30, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$379	$210	$169	$—	$—
Royalty agreement	3,525	800	1,431	1,150	144
Total	$3,904	$1,010	$1,600	$1,150	$144

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of September 30, 2013, we did not have any outstanding material purchase obligations.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $67,000 and gains of $114,000 for the three months ended September 30, 2013 and 2012, respectively. We incurred foreign currency transaction exchange losses of $964,000 and gains of $55,000 for the nine months ended September 30, 2013 and 2012, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

Note 14. Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, we do not have any gross unrecognized tax benefits, nor accrued interest and penalties related to uncertain tax positions. As of December 31, 2012, we had $16.4 million for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to the balance of retained earnings. No material changes have occurred in our tax position taken as of December 31, 2012 in the three and nine months ended September 30, 2013. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2012. Provision for income taxes for three and nine months ended September 30, 2013 and 2012 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no federal income tax benefit or expense has been provided for the three and nine months ended September 30, 2013 due to our net loss. No federal income tax benefit or expense has been provided for the three and nine months ended September 30, 2012 due to our valuation allowance being utilized and the uncertainty of future profits in the U.S.

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

Accounts Receivable and Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and reserve allowance on the receivable balances if needed. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of September 30, 2013 and December 31, 2012, our accounts receivable, net, balance was $16.3 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $627,000 and zero, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the affected period.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2013 and December 31, 2012, our allowance for sales returns was $301,000 and $245,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2013 and December 31, 2012, accrued product warranties totaled $895,000 and $588,000, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2013 and December 31, 2012, we had an inventory reserve of $10.5 million and $10.1 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately held or pre-IPO companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three and nine months ended September 30, 2013 and 2012.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2013, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2013.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of September 30, 2013 or December 31, 2012.

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

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
($ in thousands)
GaAs	$9,013	$12,901	$(3,888)	(30.1)%
InP	1,420	1,649	(229)	(13.9)%
Ge	5,472	2,007	3,465	172.6%
Raw materials and other	4,616	4,251	365	8.6%
Total revenue	$20,521	$20,808	$(287)	(1.4)%

The decrease in GaAs substrate revenue was primarily due to the weaker demand environment from our current customer base in both the light emitting diode (LED) market and wireless devices market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $2.4 million to $6.9 million for the three months ended September 30, 2013 from $9.3 million for the three months ended September 30, 2012. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market. We expect revenue from semi-conducting GaAs substrates to remain flat in the fourth  quarter as the markets in Asia and China in particular, remain weak.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulating substrates used in wireless devices, decreased $1.4 million to $2.2 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012. The decrease in revenue from larger diameter substrates was primarily due to weaker demand from our major customers in the wireless devices market. We expect revenue from semi-insulating GaAs substrate to remain flat in the fourth quarter and should improve in 2014.

InP substrate revenue decreased primarily due to reduction in orders from a major customer utilizing excess inventory in the optical networking industry. We expect revenue from InP substrate to improve in the fourth quarter.

Ge substrate revenue increased $3.5 million to $5.5 million for the three months ended September 30, 2013 from $2.0 million for the three months ended September 30, 2012 primarily due to more planned satellite launches compared to the same period prior year and from increased demand from concentrated photovoltaic applications for solar terrestrial cells. We expect Ge substrate revenue to increase in the future as we are seeing increased demand from concentrated photovoltaic applications for solar terrestrial cells.

Raw materials and other revenue increased primarily due to increased sales of pBN crucibles while revenue from raw gallium sales remains flat. We expect our third party raw material revenue to remain flat in the fourth quarter as demand remains soft.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
($ in thousands)
GaAs	$31,378	$39,994	$(8,616)	(21.5)%
InP	5,286	4,433	853	19.2%
Ge	13,370	7,078	6,292	88.9%
Raw materials and other	16,698	17,942	(1,244)	(6.9)%
Total revenue	$66,732	$69,447	$(2,715)	(3.9)%

The decrease in GaAs substrate revenue was primarily due to the weaker demand environment from our current customer base in both the light emitting diode (LED) market and wireless devices market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates decreased $6.0 million to $21.8 million for the nine months ended September 30, 2013 from $27.8 million for the nine months ended September 30, 2012. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market as the markets became weak in Asia, and China in particular.

Sales of 5 inch and 6 inch diameter GaAs substrates decreased $2.6 million to $9.6 million for the nine months ended September 30, 2013 compared to $12.2 million for the nine months ended September 30, 2012. The decrease in revenue from larger diameter substrates was primarily due to weaker demand from our major customers in the wireless devices market.

InP substrate revenue increased primarily due to stronger demand from a major customer in the optical networking industry.

Ge substrate revenue increased primarily due to more planned satellite launches compared to the same period prior year as well as increased demand from concentrated photovoltaic applications for solar terrestrial cells.

Raw materials and other revenue decreased primarily due to decreased selling prices which was partially offset by increased tonnage sold of 4N gallium.

Revenue by Geographic Region

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
China	$6,611	$3,059	$3,552	116.1%
% of total revenue	32.2%	14.7%
Europe (primarily Germany)	5,732	5,148	584	11.3%
% of total revenue	27.9%	24.7%
Taiwan	1,536	3,490	(1,954)	(56.0)%
% of total revenue	7.5%	16.8%
North America (primarily the United States)	2,298	3,230	(932)	(28.9)%
% of total revenue	11.2%	15.5%
Japan	1,931	2,404	(473)	(19.7)%
% of total revenue	9.4%	11.6%
Asia Pacific (excluding China, Taiwan and Japan)	2,413	3,477	(1,064)	(30.6)%
% of total revenue	11.8%	16.7%
Total revenue	$20,521	$20,808	$(287)	(1.4)%

Revenue from customers in China increased primarily due to increased Ge substrate revenue and raw materials revenue.

Revenue from customers in Europe increased primarily due to increased Ge substrate revenue partially offset by decreased semi-conducting GaAs substrate and raw materials revenue.

Revenue from customers in Taiwan decreased primarily due to decreased semi-conducting GaAs substrate revenue and decreased InP substrate revenue.

Revenue from customers in North America decreased primarily due to decreased raw material revenue of 4N gallium and semi-insulating GaAs substrates.

Revenue from customers in Japan decreased primarily due to decreased semi-conducting GaAs substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) decreased primarily due to decreased semi-insulating GaAs substrate revenue and decreased sales of pBN crucibles partially offset by increased Ge substrate revenue.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
China	$20,344	$15,028	$5,316	35.4%
% of total revenue	30.5%	21.6%
Europe (primarily Germany)	16,043	14,519	1,524	10.5%
% of total revenue	24.1%	20.9%
Taiwan	8,474	9,130	(656)	(7.2)%
% of total revenue	12.7%	13.2%
North America (primarily the United States)	7,810	12,663	(4,853)	(38.3)%
% of total revenue	11.7%	18.2%
Japan	7,233	7,196	37	0.5%
% of total revenue	10.8%	10.4%
Asia Pacific (excluding China, Taiwan and Japan)	6,828	10,911	(4,083)	(37.4)%
% of total revenue	10.2%	15.7%
Total revenue	$66,732	$69,447	$(2,715)	(3.9)%

Revenue from customers in China increased primarily due to increased Ge substrate revenue and raw material revenue.

Revenue from customers in Europe increased primarily due to increased Ge substrate revenue and semi-insulating GaAs substrate revenue offset by increased semi-conducting GaAs substrate revenue.

Revenue from customers in Taiwan decreased primarily due to decreased semi-conducting GaAs substrate revenue offset by increased semi-insulating GaAs substrate revenue and InP substrate revenue.

Revenue from customers in North America decreased primarily due to decreased semi-insulating GaAs substrates and  decreased raw materials revenue of 4N gallium offset by increased semi-insulating GaAs substrates and increased InP substrate revenue.

Revenue from customers in Japan increased slightly primarily due to increased sales of pBN crucibles and semi-insulating GaAs substrate revenue offset by semi-conducting GaAs substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Japan and Taiwan) decreased primarily due to decreased semi-insulating GaAs substrates and decreased sales of pBN crucibles offset by increased Ge substrate revenue.

Gross Margin

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Gross profit	$2,446	$5,466	$(3,020)	(55.3)%
Gross Margin %	11.9%	26.3%

Gross margin decreased primarily due to higher priced raw material and lower average selling prices for substrates. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Gross profit	$9,015	$21,168	$(12,153)	(57.4)%
Gross Margin %	13.5%	30.5%

Gross margin decreased primarily due to higher priced raw material and lower average selling prices for substrates. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,303	$3,950	$353	8.9%
% of total revenue	21.0%	19.0%

Selling, general and administrative expenses increased primarily due to an increase in allowance for doubtful accounts, and increased personnel related cost, partially offset by decreased sales commission expenses resulting from lower revenue.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$12,435	$11,709	$726	6.2%
% of total revenue	18.6%	16.9%

Selling, general and administrative expenses increased primarily due to an increase in allowance for doubtful accounts, higher personnel related cost, higher health insurance from our joint ventures in China and higher stock-based compensation expenses resulting from the options and stock awards granted in 2012, partially offset by decreased bonus and sales commission expenses resulting from lower revenue.

Research and Development

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Research and development	$766	$844	$(78)	(9.2)%
% of total revenue	3.7%	4.1%

Research and development expenses decreased primarily due to lower product testing related costs.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Research and development	$2,627	$2,593	$34	1.3%
% of total revenue	3.9%	3.7%

Research and development expenses increased slightly primarily due to consulting expenses for product testing, partially offset by lower product testing related costs.

Interest Income, Net

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$55	$52	$3	5.8%
% of total revenue	0.3%	0.2%

Interest income, net increased slightly primarily due to slightly higher returns from the mix of investment securities.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$136	$202	$(66)	(32.7)%
% of total revenue	0.2%	0.3%

Interest income, net decreased primarily due to the timing of receiving interest income in our joint ventures in China.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$346	$348	$(2)	(0.6)%
% of total revenue	1.7%	1.7%

Equity in earnings of unconsolidated joint ventures remained relatively unchanged compared to the prior year same period.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$1,099	$786	$313	39.8%
% of total revenue	1.6%	1.1%

Equity in earnings of unconsolidated joint ventures increased on a year to date basis compared to the same period last year primarily due to higher net income from one of our minority-owned joint ventures due to higher germanium sales.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(47)	$144	$191	NM
% of total revenue	(0.2)%	0.7%

NM = % not meaningful

Other income (expense), net decreased from income last year to an expense this year primarily due to higher foreign exchange losses this year.

	Nine Months Ended
	September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Other expense, net	$(491)	$(472)	$19	(4.0)%
% of total revenue	0.7%	0.7%

Other expense, net decreased primarily due to the gain recognized from the sale of our 35% ownership in our cost method investee in its pre-IPO placement in Taiwan, the absence of loss on disposal of equipments from the same period in the prior year, offset by higher foreign exchange losses.

Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$(204)	$(228)	$24	1.1%
% of total revenue	(1.0%)	(1.1)%

Provision for income taxes is mostly related to our China subsidiary and our China joint venture operations, but due to timing we have a benefit from income taxes for both the three months ended September 30, 2013 and 2012 primarily due to tax refunds expected for state income taxes as well as tax refunds received by our China joint ventures. Besides the state minimum tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss for the three months ended September 30, 2013 and our available net operating loss carryforwards and uncertainty of profits in the U.S. for the three months ended September 30, 2012.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$322	$559	$(237)	(42.4)%
% of total revenue	0.5%	0.8%

Provision for income taxes for the nine months ended September 30, 2013 and 2012 was mostly related to our China subsidiary and our China joint venture operations, with the decrease in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to decreased sales and decreased net income in the nine months of 2013 compared to the same period last year and tax refunds expected in 2013 for state income taxes as well as tax refunds received by our China joint ventures. Besides the state minimum taxes liabilities, no federal income taxes have been provided for U.S. operations due to our available net operating loss carryforwards. Our estimated tax rate can vary greatly from period to period because of the change in the mix of taxable income between the U.S. and China based operations.

Noncontrolling Interest

	Three Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$230	$512	$(282)	(55.1)%
% of total revenue	1.1%	2.5%

Noncontrolling interest decreased primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices of gallium compared to the same period prior year.

	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$1,105	$2,957	$(1,852)	(62.6)%
% of total revenue	1.7%	4.3%

Noncontrolling interest decreased primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices of gallium compared to the same period prior year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of September 30, 2013, our principal sources of liquidity were $48.4 million consisting of cash and cash equivalents of $27.7 million, short-term investments of $8.4 million and long-term investments of $12.3 million. A total of approximately $17.5 million of our cash and investments at September 30, 2013 is held outside of the United States through our subsidiaries and consolidated joint ventures.

Cash and cash equivalents of $27.7 million decreased by $2.9 million and short-term and long-term investments of $20.7 million increased by $1.2 million during the nine months ended September 30, 2013. Cash and cash equivalents of $35.5 million increased by $9.3 million and short-term and long-term investments of $16.0 million increased by $1.5 million during the nine months ended September 30, 2012.

Net cash provided by operating activities of $4.0 million for the nine months ended September 30, 2013 primarily comprised of our net loss of $5.6 million, adjusted for non-cash items of depreciation of $4.1 million, stock-based compensation of $1.0 million, provision for doubtful accounts of $627,000, amortization of marketable securities premium of $394,000, offset by gain on sale of cost method investment of $811,000 and gain on disposal property and equipment of $7,000, and a net change of $4.4 million in assets and liabilities. The $4.4 million net change in assets and liabilities primarily resulted from a $2.1 million decrease in inventories, a $774,000 increase in accrued liabilities and a $1.1 million decrease in accounts receivable, partially offset by a $77,000 increase in other assets, a $1.7 million increase in prepaid expenses and other current assets, a $2.6 million increase in accounts payable and a $494,000 decrease in other long-term liabilities.

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

Net cash used in investing activities of $5.6 million for the nine months ended September 30, 2013 was primarily from the purchase of property, plant and equipment of $3.9 million and the purchase of investments totaling $14.1million offset by the maturities of investments totaling $12.5 million.

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

Net cash used in financing activities of $1.7 million for the nine months ended September 30, 2013 consisted of $1.7 million net dividends paid by our joint ventures and $287,000 of repurchases of shares of our common stock, offset by net proceeds of $279,000 on the issuance of common stock pursuant to stock option exercises.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program are dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time. During the three and nine months ended September 30, 2013, we repurchased none, and approximately 103,000 shares at an average price of $2.79 per share for a total purchase price of $287,000 under the stock repurchase program, respectively. As of September 30, 2013, approximately $5.7 million remained available for future repurchases under this program.

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

Line of Credit

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of September 30, 2013 and December 31, 2012.

Contractual Obligations and Operating Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which will commence on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, are expected save us approximately $382,000 during 2014 and 2015.

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

Outstanding contractual obligations as of September 30, 2013 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$379	$210	$169	$—	$—
Royalty agreement	3,525	800	1,431	1,150	144
Total	$3,904	$1,010	$1,600	$1,150	$144

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of September 30, 2013 and December 31, 2012, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and nine months ended September 30, 2013, we recorded net foreign exchange losses of $67,000 and $964,000 respectively, included as part of “other income (expense), net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three and nine months ended September 30, 2013, we recorded foreign currency translation gains of $307,000 and $1.2 million respectively, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest primarily in money market accounts, certificates of deposits, and corporate bonds and notes. The majority of these investments pay a fixed rate of interest. We mitigate default risk by investing in high grade investment securities and limit the amount of credit exposure to any single issue, issuer, or type of investment. As of September 30, 2013 and December 31, 2012, the gross unrealized losses on our investments classified as available-for-sale and held-to-maturity securities were immaterial and temporary in nature. We have the intent and the ability to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investments. We expect to realize the full value of all of these investments upon maturity.

The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2013	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$24,114	0.76%	$183	$165	$201
Cash equivalents	3,609	0.02%	1	1	1
Investment in debt and equity instruments	20,699	3.07%	636	572	699
			$820	$738	$901

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 11% and 28% of our trade accounts receivable balance as of September 30, 2013 and December 31, 2012, respectively.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as “other assets” in the condensed consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures depending upon our equity ownership and whether or not we have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2013 and December 31, 2012, the direct minority investments totaled $7.8 million and $7.7 million, respectively, and the indirect minority investments through our consolidated joint ventures totaled $3.1 million and $2.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 43.2% in the quarter ended September 30, 2011 to 11.9% for the quarter ended September 30, 2013.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the three months ended September 30, 2013 and 2012, IQE Group represented 9% and 14% of our revenue, respectively. For the nine months ended September 30, 2013 and 2012, IQE Group represented 7% and 16% of our revenue, respectively. Our top five customers, although not the same customers for each period, represented 37% and 37% of our revenue for the three months ended September 30, 2013 and 2012, respectively and 31% and 37% for the nine months ended September 30, 2013 and 2012, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that has resulted in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2012 and the nine months ended September 30, 2013. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2012 and the nine months ended September 30, 2013, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. If the economic downturn continues, further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. For example, in 2012 and the nine months ended September 30, 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

In our manufacturing process, we handle precious and semi-precious metals, including platinum, rhodium, germanium and gallium, and their by-products.  If we are unable to properly monitor, control and manage our inventory or unable to recover in the event of loss or damage to such inventory, we may incur unexpected costs impacted with our production yield and financial performance.

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

Our future success depends on the continuing services of members of our senior management team and other key personnel.  Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high.  We compete for qualified management and other personnel with other semiconductor companies.  Our employees could leave our company with little or no prior notice and would be free to work for a competitor.  If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business.  Raymond Low, our former Chief Financial Officer, recently resigned and we are currently actively searching for a new Chief Financial Officer. The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 89% and 85% of our total revenue for the three months ended September 30, 2013 and 2012, respectively and 88% and 82% for the nine months ended September 30, 2013 and 2012, respectively We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

Repurchases of Equity Securities

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three and nine months ended September 30, 2013, we repurchased 0, and approximately 103,000 shares at an average price of $2.79 per share for a total purchase price of $287,000, respectively, under the stock repurchase program. As of September 30, 2013, approximately $5.7 million remained available for future repurchases under this program.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1)	Lease agreement dated August 2, 2013 between AXT, Inc. and T. Drive Partners, L.P., a California partnership

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 8, 2013	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ MORRIS S. YOUNG
Morris S. Young
Interim Chief Financial Officer
(Interim Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)	Lease agreement dated August 2, 2013 between AXT, Inc. and T. Drive Partners, L.P., a California partnership

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 8, 2013.