Form 10-K
period 2013-12-31
AXT INC
filed 2014-03-14
CIK 1051627

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

For the fiscal year ended December 31, 2013

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
Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $2.70 for the common stock on June 28, 2013 as reported on the Nasdaq Global Market, was approximately $69,868,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 3, 2014, 32,604,958 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2014 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward‑looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this Annual Report. Additionally, statements concerning future matters such as industry trends, customer demand, the development of new products, enhancements or technologies, sales levels, expense levels, planned investments and other statements regarding matters that are not historical are forward‑looking statements.

Although forward‑looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward‑looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward‑looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward‑looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward‑looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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

Substrates	Substrate Diameter	Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	• Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones) • Direct broadcast television • High-performance transistors • Satellite communications
GaAs (semi-conducting)	2”, 3”, 4”,6”	• High brightness light emitting diodes • Lasers • Optical couplers
InP	2”, 3”, 4”	• Broadband and fiber optic communications
Ge	2”, 4”, 6”	• Satellite and terrestrial solar cells • Optical applications

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

The industries in the wireless device, LED and solar cell markets became more competitive and negatively affected our business during 2013, as well as the falling price of raw gallium sold by our joint ventures. We believe these factors will continue to affect our business operations in 2014. However, the strong proliferation of wireless devices and improving market for satellite solar cells will ultimately drive the demand for our substrates in the future. Although our qualification progress in gallium arsenide substrates was slow in 2013 due to consolidation within the base of customers for our products, we will continue our effort and expect it will improve in 2014.

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

The AXT Advantage

We believe that we benefit from the following advantages:

•	Low-cost manufacturing operation in the PRC. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States or Europe. As of December 31, 2013, approximately 1,232 of our 1,255 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their major manufacturing operations in Germany or Japan and have limited manufacturing operations in China.
•
Favorable access to raw materials.  Our joint ventures in China provide us reliable supply and shorter lead-times for raw materials central to our final manufactured products. These materials include gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride crucibles and boron oxide. As a result, we believe that our joint ventures will enable us to meet potential increases in demand from our customers by providing a more stable and quicker supply of raw materials

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

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Continue to provide customers high and consistent quality products and service.  We seek to improve our manufacturing processes continually in order to meet and exceed our customers’ high product quality standards, ensure on-time delivery of our products and optimize the cost of ownership. We expect to continue to improve our manufacturing processes in 2014 by adding additional equipment, automating additional processes, and streamlining performance. In addition, we plan to continue to enhance our support functions, including service and applications engineering.

Increase market share.  We intend to leverage our product quality, competitive pricing and lead times both to establish relationships with new customers and to increase our market share with current customers in the integrated circuits for wireless devices and HBLED markets.

Flexible capacity to meet customers’ increasing demand for substrates.  Although the demand for substrates has been fluctuating in the past year, as we enter 2014, we are reviewing our GaAs substrate capacity and demand for all sizes to make appropriate adjustments in our capacity.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement provides us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases by 2017. We have committed to invest $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will commit the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. We expect to fund the first phase of the construction of the facility with cash flow generated by our normal operations supplemented by our existing line of credit. However, we have delayed our participation in the project at this time due to the volatility in our substrate business. It is possible that the investment of $5.0 million will still be funded by our BoYu joint venture for crystal support later in 2014.

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

Our VGF technique is designed to control the crystal‑growth process with minimal temperature variation and is the current technique we use to produce our GaAs, InP and Ge substrates. Unlike traditional techniques, our VGF technique places the hot compound melt above the cool crystal, and minimizes the temperature gradient between the crystal and the melt which reduces the turbulence at the interface of the melt and the solid crystal. In comparison, in the LEC technique the melt and crystal are inverted, there is a higher temperature gradient between the melt and the crystal, and more turbulence at the interface of the melt and solid crystal. These aspects of the VGF technique enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate are mechanically strong, resulting in lower breakage rates during a customer’s manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed as it may be during some of our competitors’ VGF-like growth processes. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

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

Substrates.  We currently sell compound substrates manufactured from GaAs and InP, as well as single‑element substrates manufactured from Ge. We supply both semi-insulating and semiconducting GaAs substrates in two-, three‑, four-, five- and six-inch diameters. We supply InP substrates in two-, three‑ and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters.

Materials.  We participate in joint ventures in China that sell raw materials used by us in substrate manufacturing and by others. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, and boron oxide (B2O3). In 2013, 2012 and 2011, sales of raw materials by these joint ventures to third parties were approximately $21.0 million, $22.2 million and $23.6 million, respectively.

The primary costs of manufacturing compound semiconductor substrates are labor, raw materials and manufacturing equipment such as crystal growing furnaces. Accordingly, substrate manufacturers, including us, are continuing to shift production to larger wafers to reduce manufacturing costs.

Customers

We sell our compound semiconductor substrates and materials worldwide. Our top ten revenue producing customers in 2013 by revenue in alphabetical order were:

• Azur Space Solar Power GmbH	• Nan Da Guang Dang
• Guangxi Debang Technology Co., Ltd	• Osram Opto Semiconductors GmbH
• IQE Group	• Soitec Specialty Electronics
• Landmark Optoelectronics Inc.	• TianJin Sanan Optoelectronics Co. Ltd.
• Molycorp Rare Metals Inc.	• Visual Photonic Epitaxy Co.

Historically, we have sold a significant portion of our products in any particular period to a limited number of customers. No customer represented more than 10% of our revenue for the year ended December 31, 2013. IQE Group represented approximately 17% and 18% of our revenue for the years ended December 31, 2012 and 2011, respectively. Our top five customers, although not the same five customers for each period, represented 31%, 37% and 35% of our revenue for the year ended December 31, 2013, 2012 and 2011, respectively. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

There were three third party customers for the raw materials revenue from our joint ventures that accounted for 11%, 10% and 10% of the revenue from raw materials sales for the year ended December 31, 2013, one third party customer for the raw materials revenue from our joint ventures that accounted for 19% of the revenue from raw materials sales for the year ended December 31, 2012, two third party customers for the raw materials revenue from our joint ventures that accounted for 15% and 13% of the revenue from raw materials sales for the year ended December 31, 2011. Raw material sales in 2013, 2012 and 2011 approximated $21.0 million, $22.2 million and $23.6 million respectively. Our joint ventures are a key strategic benefit for us as they give us a strong competitive advantage by allowing our customers to work with one supplier for their substrate and raw material requirements. Our raw materials customers include chemical companies. Additionally, we sell raw materials to some of the competitors to our substrate business.

Manufacturing, Raw Materials and Supplies

We believe that our operating results reflect our manufacturing efficiency and high product yields and we continually emphasize quality and process control throughout our manufacturing operations. We manufacture all of our products at our facilities in Beijing, China, which generally has favorable costs for facilities and labor compared to our previous manufacturing in the United States. Although some of our manufacturing operations are fully automated and computer monitored or controlled, enhancing reliability and yield, we expect to continue to improve our processes and increase the number of automated processes in 2014. On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity.  Under the restructuring plan, Tongmei will implement certain workforce reductions with respect to its manufacturing facility in China.  The Company expects to substantially complete the restructuring plan by March 31, 2014, depending on local legal requirements.  In connection with the restructuring plan, the Company expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits of approximately $900,000, but the charges could range from $850,000 to $1.1 million, all of which are currently expected to be recorded in the first fiscal quarter of 2014.

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

We sell our substrate products directly to customers through our direct salesforce in the United States and China and through independent sales representatives in Europe and other parts of Asia to market and sell our substrates. Our direct salesforce is knowledgeable in the use of compound and single‑element substrates. Our applications engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing to processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

International Sales.  International sales are an important part of our business. Sales to customers outside North America (primarily the United States) accounted for 88% of our revenue in 2013, 83% of our revenue in 2012, and 80% of our revenue in 2011. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

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

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products and reducing manufacturing costs. We have assembled a multi‑disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2013, we continued to focus research and development resources to reduce surface quality problems we experienced with our substrates for some customers, particularly related to surface morphology. Although some major problems related to surface quality have been resolved, we still need to continue to improve in this area and expect that this effort in research and development will continue in 2014. One of our joint ventures has been working on research and development projects to qualify for a government incentive program for reduced future tax rates in China and will continue this effort in 2014. We focus our research and development effort to utilize more of our VGF technique to produce high-purity gallium.

Research and development expenses were $3.4 million in 2013, compared with $3.5 million in 2012 and $2.5 million in 2011. We expect our rate of expenditure on research and development costs in 2014 to remain constant with 2013 as our company and our joint ventures will continue their effort in research and development.

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

We believe that the primary competitive factors in the markets in which our substrate products compete are:

•	quality;

•	price;

•	performance;

•	capacity;

•	meeting customer specifications; and

•	customer support and satisfaction.

Our ability to compete in target markets also depends on factors such as:

•	the timing and success of the development and introduction of new products and product features by us and our competitors;

•	the availability of adequate sources of raw materials;

•	protection of our products by effective use of intellectual property laws; and

•	general economic conditions.

A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry‑standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share. Our primary competition in the market for compound semiconductor substrates includes Freiberger Compound Materials, Hitachi Cable, and Sumitomo Electric Industries. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from compound semiconductor device manufacturers that produce substrates for their own internal use, including Hitachi, and from companies such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative compound semiconductor materials. Furthermore, silicon on insulator (SOI) technology, a semiconductor wafer technology that produces higher performing and lower power consumption devices, has been proven in the market. In the past year, SOI technology has been increasingly adopted for certain types of radio frequency (RF) applications that have historically been gallium arsenide-based.

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

To date, we have been issued twenty-seven (27) patents that relate to our VGF products and processes, eight (8) in the United States (US), two (2) in Japan (JP), fourteen (14) in China (CN), one (1) in Europe (EP), one (1) in Canada (CA), and one (1) in Korea (KR), which expire in  2016 (2 US), 2017 (1 US), 2018 (1 CN), 2021 (6 CN), 2020 (4 CN), 2022 (1 US, 1 CA, 1 EP, 2 JP, 1 KR), 2027 (2 US), 2028 (1 US, 3 CN), 2030(1 US), 2032 (1 US).  We have one allowed JP patent application. We have one (1) US patent application pending and eighteen (18) foreign patent applications pending in Europe (2), China (9), Japan (5) and Taiwan (2).

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

Employees

As of December 31, 2013, we had 1,255 employees, of whom 1,050 were principally engaged in manufacturing, 133 in sales and administration, and 72 in research and development. Of these employees, 23 were located in the United States and 1,232 in China.

As of December 31, 2013, 1,069 employees in China were represented by unions, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 34.9% in the quarter ended March 31, 2012 to 15.1% for the quarter ended December 31, 2013.

In February, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity. Under the restructuring plan, Tongmei will implement certain workforce reductions with respect to its manufacturing facility in China. Significant risks associated with this plan that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions due to highly regulated local legal requirements, decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and as a result average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. On average, we have experienced average selling price declines over the course of the past twelve months of anywhere from approximately 5% to 20% per year depending on the product. It is also possible for the pace of average selling price declines to accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the year ended December 31, 2013, IQE Group represented 8% of our revenue, compared to 17% in the year ended December 31, 2012 and 18% in 2011. Our top five customers, although not the same customers for each period, represented 31% of revenue for the year ended December 31, 2013, 37% of revenue for the year ended December 31, 2012, and 35% of revenue for the year ended December 31, 2011. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including TriQuint Semiconductors, RFMD and Skyworks are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs-based devices at competitive prices. For examples, silicon on insulator (SOI) technology uses layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing; complementary metal-oxide-semiconductor (CMOS) technology is used for constructing power amplifier circuits. If these substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that result in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2013. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2013, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. Further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Cable, Sumitomo Electric Industries and CCTC in China, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

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

In addition, new competitors have and may continue to emerge, such as a crystal growing company established by a former employee in China that is supplying semi-conducting GaAs wafers to the LED market. Competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments.

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

Our future success depends on the continuing services of members of our senior management team and other key personnel.  Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high.  We compete for qualified management and other personnel with other semiconductor companies.  Our employees could leave our company with little or no prior notice and would be free to work for a competitor.  If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business.  The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business. Raymond Low, our former Chief Financial Officer, has recently resigned and we are currently actively searching for a new Chief Financial Officer.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 88%, 83% and 80% our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

We and one of our joint ventures have agreed to invest up to approximately $17.5 million in capital projects at our China facilities, including a manufacturing facility in Tianjin, in the future to expand our manufacturing capabilities to optimize the utilization of our resources.  If we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of February 28, 2014 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	20,767	Administration	Operating lease, expires November 2015
Beijing, China	33,000	Production	Owned
Beijing, China	34,000	Production	Owned
Beijing, China	48,000	Production	Owned
Beijing, China	22,000	Production and Administration	Owned
Beijing, China	53,000	Production	Owned
Xianxi, China	56,500	Production	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing Ji Ya Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing Ji Ya Semiconductor Material, Co., Ltd., expires February 2014
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	14,720	Production	Owned by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd.
Beijing, China	7,600	Production and Administration	Operating leases by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until June 2014

*	Joint ventures in which we hold an interest and consolidate in our financial statements. We hold a 46% interest in Beijing Ji Ya Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

	High	Low
2013
First Quarter	$3.43	$2.73
Second Quarter	$3.04	$2.50
Third Quarter	$2.86	$2.27
Fourth Quarter	$2.64	$2.10
2012
First Quarter	$6.84	$4.25
Second Quarter	$6.53	$3.55
Third Quarter	$4.14	$2.75
Fourth Quarter	$3.55	$2.60

As of March 3, 2014, there were 76 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both December 31, 2013 and 2012 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Issuer Purchases of Equity Securities

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.52 per share for a total purchase price of $716,000 under the stock repurchase program.

During three months ended December 31, 2013, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan or Program
Oct. 1, 2013 through Oct. 31, 2013	—	—	—	$5,712,809
Nov. 1, 2013 through Nov. 30, 2013	182,106	2.36	182,106	5,283,245
Dec. 1, 2013 through Dec. 31, 2013	—	—	—	5,283,245
Total	182,106	2.36	182,106	$5,283,245

During the year ended December 31, 2012, we did not repurchase any shares of our common stock. During the year ended December 31, 2013, we repurchased the following shares of our common stock:

(1)
Pursuant to a Plan publicly announced on February 25, 2013, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934 to provide for the repurchase of up to $6 million of the Company’s common stock. Repurchases were made from time to time in the open market during the twelve-month period ended February 27, 2014, at prevailing market prices. Repurchases were made under the program using the Company’s own cash resources. As of December 31, 2013, we had 32,604,958 shares of common stock outstanding and 284,878 shares were repurchased in 2013 under this program.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2008 and ending December 31, 2013.

	12/08	12/09	12/10	12/11	12/12	12/13
AXT, Inc.	$100.00	$240.74	$773.33	$308.89	$208.15	$193.33
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Electronic Components	$100.00	$156.84	$178.93	$170.31	$175.62	$235.40

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$85,335	$88,374	$104,121	$95,493	$55,364
Cost of revenue	73,507	63,522	59,339	58,998	41,495
Gross profit	11,828	24,852	44,782	36,495	13,869
Operating expenses:
Selling, general, and administrative	16,066	15,419	14,836	13,972	13,389
Research and development	3,424	3,468	2,473	2,339	1,569
Restructuring charge	—	—	—	—	507
Total operating expenses	19,490	18,887	17,309	16,311	15,465
Income (loss) from operations	(7,662)	5,965	27,473	20,184	(1,596)
Interest income, net	408	518	449	53	177
Equity in earnings of unconsolidated joint ventures	1,377	1,281	741	259	484
Other income (expense), net	(748)	(761)	(45)	2,203	(99)
Income (loss) before provision for income taxes	(6,625)	7,003	28,618	22,699	(1,034)
Provision for (benefit from) income taxes	188	853	2,795	2,323	471
Net income (loss)	(6,813)	6,150	25,823	20,376	(1,505)
Less: Net income attributable to noncontrolling interest	1,145	3,040	5,503	1,723	393
Net income (loss) attributable to AXT, Inc.	$(7,958)	$3,110	$20,320	$18,653	$(1,898)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.25)	$0.09	$0.63	$0.60	$(0.07)
Diluted	$(0.25)	$0.09	$0.61	$0.57	$(0.07)
Shares used in per share calculations:
Basic	32,700	32,144	31,872	31,008	30,500
Diluted	32,700	32,865	33,061	32,512	30,500

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,961	$30,634	$26,156	$23,724	$16,934
Investments	22,644	19,461	14,486	17,251	18,469
Working capital	84,114	93,376	92,220	82,116	70,681
Total assets	163,822	167,589	162,488	140,251	107,946
Long-term debt, net of current portion	—	—	—	—	420
Stockholders’ equity	145,546	150,914	147,049	119,804	97,251

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward‑looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. “Risk Factors” and elsewhere in this Annual Report. This discussion should be read in conjunction with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Accounts Receivable and Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of December 31, 2013 and December 31, 2012, our accounts receivable, net, balance was $14.9 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $869,000 and zero, respectively. During 2013 we increased our allowance for doubtful accounts by $869,000 because of the poor financial condition of a few customers in China.  During 2011, we decreased our allowance for doubtful accounts by $99,000 compared to the amount as of December 31, 2010 primarily for improved collections worldwide. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2013, we utilized $189,000 and charged an additional $130,000 resulting in the allowance for sales returns of $186,000 as of December 31, 2013. During 2012, we utilized $426,000 and reserved an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012. During 2011, we utilized $144,000 and reduced allowance of $194,000 from the beginning balance of $462,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2013 and 2012, accrued product warranties totaled $1.0 million and $588,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2013 and 2012, we had an inventory reserve of $11.0 million and $10.1 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs in 2013, 2012 and 2011.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2013 and 2012, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2013 and 2012.

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

We recognize the compensation costs net of an estimated forfeiture rate over the requisite service period of the options award, which is generally the vesting term of four years. Compensation expense for restricted stock awards is recognized over the vesting period, which is generally three years or four years. Stock-based compensation expense is recorded in cost of revenue, research and development, and selling, general and administrative expenses. (see Note 1—Summary of Significant Accounting Policies—Stock‑Based Compensation).

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technique for producing high-performance compound semiconductor substrates. We have one operating segment: our substrate business, with limited additional raw materials sales. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials including gallium and germanium through our participation in majority‑ and minority‑owned joint ventures.

Operating Results

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

Our business and operating results depend in significant part upon capital expenditures of semiconductor designers and manufacturers, which in turn depend upon the current and anticipated market demand for products incorporating semiconductors from these designers and manufacturers. Our business also depends in part on worldwide economic conditions. During 2013, we experienced some fluctuation in the customer demand for the semi-insulating GaAs substrates that are used for end-products in the wireless market and the semi-conducting GaAs substrate used in the light emitting diode (LED) market. We believe consolidation within the base of customers for our products was likely the reason for slower qualifications for our business, but may create more opportunities in the future. The increased adoption of SOI technology also impacted the overall industry.  Ge substrate revenue increased primarily due to more planned satellite launches in 2013 compared to 2012 and from increased demand from concentrated photovoltaic applications for solar terrestrial cells. We expect Ge substrate revenue to increase in the future as we are seeing increased demand from concentrated photovoltaic applications for solar terrestrial cells; however, we expect Ge raw material cost remains high in 2014. Revenue from InP substrates increased as the demand from customers in the optical networking industry increased. Our raw materials revenue decreased primarily due to decreased selling prices of raw gallium.

As we move into 2014, we expect that the demand for GaAs products will be continually driven by the proliferation of smart phones and tablets. These devices, which enable full performance of video, gaming and Internet browsing capabilities, are driving increases in wireless subscribers in major geographic areas around the world as well as an upgrade cycle for new devices. We expect the demand for semi-conducting GaAs substrates in the LED market will increase; however, we need to penetrate into a few key accounts in order to capture more market share. We also expect Ge substrates sales will improve in 2014 as there is increasing interest in the replacement of fossil fuel resources with sustainable alternatives such as solar power and solar modules and a renewed interest in renewable energy technology, particularly in Europe and China. At the same time, we believe that improvements in conversion efficiency for Ge has been occurring, which we believe will continue to enable this technology to become more affordable and therefore, more widely utilized, in the future. We also expect InP substrate sales, which currently represents a smaller portion of revenue, will increase due to growing demand in the optical networking industry. For raw materials sales, we believe the selling price of gallium has slowed its decline and we expect this will favorably affect our raw material revenue in 2014.

Revenue

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
GaAs	$40,234	$51,368	$63,697	$(11,134)	(21.7)%	$(12,329)	(19.4)%
InP	7,128	6,024	5,182	1,104	18.3%	842	16.2%
Ge	16,962	8,734	11,635	8,228	94.2%	(2,901)	(24.9)%
Raw Materials and other	21,011	22,248	23,607	(1,237)	(5.6)%	(1,359)	(5.8)%
Total revenue	$85,335	$88,374	$104,121	$(3,039)	(3.4)%	$(15,747)	(15.1)%

Revenue decreased by $3.0 million or 3.4%, to $85.3 million in 2013 from $88.4 million in 2012. Total GaAs substrate revenue decreased $11.1 million, or 21.7%, to $40.2 million in 2013 from $51.3 million in 2012. The decrease in revenue was primarily due to the softer demand from our current customer base in the LED market and reduced orders from a few big customers as demand fell in the wireless market compared to 2012.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly used in LED applications, decreased by $6.6 million to $27.7 million in 2013 compared to $34.3 million in 2012 primarily due to weaker demand from our current customers in LED applications in all geographic regions.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly used in wireless devices, decreased by $4.5 million to $12.6 million in 2013 compared to $17.0 million in 2012 primarily due to reduced orders from a few big customers as demand fell in the wireless market.

Revenue decreased by $15.7 million or 15.1%, to $88.4 million in 2012 from $104.1 million in 2011. Total GaAs substrate revenue decreased $12.3 million, or 19.4%, to $51.4 million in 2012 from $63.7 million in 2011. The decrease in revenue was primarily due to the softer demand from our customer base in both the LED market and wireless devices market compared to 2011. Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, decreased by $8.7 million to $34.3 million in 2012 compared to $43.0 million in 2011 primarily due to weaker demand from our customers in LED applications in all geographic regions except Taiwan which was particularly strong in the first half of 2012. Sales of 5 inch and 6 inch diameter GaAs substrates decreased by $3.7 million to $17.0 million in 2012 compared to $20.7 million in 2011 primarily due to lower demand for semi-insulating GaAs substrate from our customers in the wireless devices market compared to prior year.

InP substrate revenue increased by $1.1 million, or 18.3%, to $7.1 million in 2013 compared to $6.0 million in 2012 as demand from customers in the optical networking industry increased. We continued and expect to see renewed demand for these substrates as investment in high-speed optical communications continue to increase worldwide in 2014. InP substrate revenue increased by $842,000, or 16.2%, to $6.0 million in 2012 compared to $5.2 million in 2011 as demand from customers in the optical networking industry increased.

Ge substrate revenue increased by $8.2 million, or 94.2%, to $17.0 million in 2013 from $8.7 million in 2012. Our Ge substrate revenue increased primarily due to more planned satellite launches in 2013 compared 2012 and from increased demand from concentrated photovoltaic applications for solar terrestrial cells. Ge substrate revenue decreased by $2.9 million, or 24.9%, to $8.7 million in 2012 from $11.6 million in 2011 due to fewer planned satellite launches in 2012 particularly in Asia.

Raw materials and other revenue decreased by $1.2 million, or 5.6%, to $21.0 million in 2013 from $22.2 million in 2012 primarily due to decreased selling prices which was partially offset by increased tonnage sold, as well as by increased revenue from pyrolytic boron nitride (pBN) crucibles due to increased demand. Raw materials and other revenue decreased by $1.4 million, or 5.8%, to $22.2 million in 2012 from $23.6 million in 2011 primarily due to decreased selling prices which was partially offset by increased tonnage sold, as well as by increased revenue from pyrolytic boron nitride (pBN) crucibles due to increased demand.

Although our raw materials revenue decreased in 2013 due to decreased selling prices, it remains an important part of our business, as it provides us protection against raw materials pricing increases and supply constraints. Since we are able to supply raw materials necessary for the production of our substrates at favorable prices, our ability to sell such materials in the open market, at market prices, also provides us with pricing protection. We expect to continue to expand our raw materials sales efforts

Revenue by Geographic Region

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
North America*	$10,665	$15,391	$20,471	$(4,726)	(30.7)%	$(5,080)	(24.8)%
% of total revenue	12%	17%	20%
Europe	21,387	18,170	21,082	3,217	17.7%	(2,912)	(13.8)%
% of total revenue	25%	21%	20%
Japan	9,041	9,346	13,749	(305)	(3.3)%	(4,403)	(32.0)%
% of total revenue	11%	11%	13%
Taiwan	10,131	10,985	9,813	(854)	(7.8)%	1,172	11.9%
% of total revenue	12%	12%	9%
China	24,946	19,815	25,181	5,131	25.9%	(5,366)	(21.3%)
% of total revenue	29%	22%	24%
Asia Pacific (excluding China, Japan and Taiwan)	9,165	14,667	13,825	(5,502)	(37.5)%	842	6.1%
% of total revenue	11%	17%	14%
Total revenue	$85,335	$88,374	$104,121	$(3,039)	(3.4)%	$(15,747)	(15.1)%

*	Primarily the United States.

Sales to customers located outside of North America represented approximately 88%, 83%, and 80% of our revenue during 2013, 2012 and 2011, respectively.

Revenue from customers located in North America decreased by $4.7 million, or 30.7%, to $10.7 million in 2013 from $15.4 million in 2012. This decrease in 2013 was primarily due to decreased demand for raw materials primarily from 4N raw gallium and decreased demand for GaAs substrates, reflecting the slower demand in the wireless market, which is partially offset by increased demand for InP substrates used in the optical networking industry. Revenue from customers located in North America decreased by $5.1 million, or 24.8%, to $15.4 million in 2012 from $20.5 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates partially offset by increased sales of 4N raw gallium.

Revenue from customers located in Europe increased by $3.2 million, or 17.7%, to $21.4 million in 2013 from $18.2 million in 2012. This increase in 2013 was primarily due to increased sales of Ge substrates and raw material sales to customers in Germany, partially offset by decreased demand for GaAs substrates from customers in Germany. Revenue from customers located in Europe decreased by $2.9 million, or 13.8%, to $18.2 million in 2012 from $21.1 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates to customers in Germany and United Kingdom, decreased raw material sales to customers in Germany and Slovakia, partially offset by increased substrates sales to customers in France.

Revenue from customers located in Japan decreased by $305,000, or 3.3%, to $9.0 million in 2013 from $9.3 million in 2012. This decrease in 2013 was primarily due to decreased sales of GaAs substrates and 4N raw gallium, offset by increased sales from pyrolytic boron nitride (pBN) crucibles. Revenue from customers located in Japan decreased by $4.4 million, or 32.0%, to $9.3 million in 2012 from $13.7 million in 2011. This decrease in 2012 was primarily due to decreased sales of GaAs substrates and 4N raw gallium.

Revenue from customers in Taiwan decreased by $854,000, or 7.8%, to $10.1 million in 2013 from $11.0 million in 2012. This decrease in 2013 was primarily due to decreased sales of semi-conducting GaAs substrates, partially offset by increased sales of semi-insulating GaAs substrates to a major customer. Revenue from customers in Taiwan increased by $1.2 million, or 11.9%, to $11.0 million in 2012 from $9.8 million in 2011. This increase in 2012 was primarily due to increased sales of semi-conducting GaAs substrates and InP substrates, partially offset by decreased sales of semi-insulating GaAs substrates to a major customer.

Revenue from customers in China increased by $5.1 million, or 25.9%, to $25.0 million in 2013 from $19.8 million in 2012. This increase in 2013 was contributed by increased sales from all of our products in China and the most noticeable increase came from Ge substrate sales. Revenue from customers in China decreased by $5.4 million, or 21.3%, to $19.8 million in 2012 from $25.2 million in 2011. This decrease in 2012 was primarily due to decreased sales of 4N raw gallium, Ge substrates and semi-conducting GaAs substrates.

Revenue from customers in the Asia Pacific region (excluding China, Japan and Taiwan) decreased by $5.5 million, or 37.5%, to $9.2 million in 2013 from $14.7 million in 2012. This decrease in 2013 was primarily due to decreased sales of semi-insulating GaAs substrates to customers in Singapore, partially offset by increased sales of Ge substrates to customers in Malaysia. Revenue from customers in the Asia Pacific region (excluding China, Japan and Taiwan) increased by $842,000, or 6.1%, to $14.7 million in 2012 from $13.8 million in 2011. This increase in 2012 was primarily due to increased sales of semi-insulating GaAs substrates, partially offset by decreased sales of semi-conducting to customers in Singapore.

Gross Margin

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Gross profit	$11,828	$24,852	$44,782	$(13,024)	(52.4)%	$(19,930)	(44.5)%
Gross Margin %	13.9%	28.1%	43.0%

Gross margin decreased to 13.9% of total revenue in 2013 from 28.1% of total revenue in 2012. Lower revenue and lower average selling prices due to product mix and customer mix negatively impacted the gross margins for GaAs substrates for 2013. Although Ge substrate sales increased by $8.2 million, gross margins for Ge substrate was decreased due to higher priced raw material in our inventory and lower average selling prices in 2013. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium compared to 2012. The 2013 quarter gross margin for the first quarter to the fourth quarter of 15.6%, 13.5%, 11.9% and 15.1%, respectively, also reflects the impact of lower rate of absorption of manufacturing overhead across lower production volume compared to last year.

Gross margin decreased to 28.1% of total revenue in 2012 from 43.0% of total revenue in 2011. Approximately $1.3 million, or 1.5% of total revenue for the year of 2012 was expensed for supplemental and retroactive VATs levied by the tax authorities in China which was applicable for the period from July 1, 2011 to June 30, 2012. In addition, higher priced raw material in our inventory and lower average selling prices due to product mix and customer mix also negatively impacted the gross margins for all substrates for 2012. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium compared to 2011. The 2012 quarterly trend of gross margin for the first quarter to the fourth quarter of 34.9%, 29.8%, 26.3% and 19.5%, respectively, also reflects the impact of lower rate of absorption of manufacturing overhead across lower production volume compared to the prior year.

Selling, General and Administrative Expenses

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Selling, general and administrative expenses	$16,066	$15,419	$14,836	$647	4.2%	$583	3.9%
% of total revenue	18.8%	17.4%	14.2%

Selling, general and administrative expenses increased $647,000 to $16.1 million for 2013 compared to $15.4 million for 2012. This increase in 2013 was primarily due to an increase in bad debt expense and higher rent expense primarily from early termination penalty of our lease for our U.S. office, partially offset by decreased sales commission expenses resulting from lower revenue and lower office supply expenses. We expect our selling, general administrative expenses may decrease in the future due to the implementation of our restructuring plan in our manufacturing facility in China in 2014.

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

Research and Development Expenses

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Research and development expenses	$3,424	$3,468	$2,473	$(44)	(1.3)%	$995	40.2%
% of total revenue	4.0%	3.9%	2.4%

Research and development expenses decreased $44,000, or 1.3%, to $3.4 million for 2013 from $3.5 million for 2012. Research and development expenses decreased slightly primarily due to lower personnel related costs including the fact that no bonuses were paid due to lack of achievement of financial metrics and lower product development and testing costs, partially offset by higher consulting expenses for product testing. We expect our rate of expenditures on research and development costs in 2014 to be stable as our joint ventures continue to maintain their efforts in research and development.

Research and development expenses increased $995,000, or 40.2%, to $3.5 million for 2012 from $2.5 million for 2011. This increase in 2012 was primarily due to higher personnel related costs including salaries and bonuses and higher stock-based compensation expenses mainly related to the hiring of a Chief Scientist in March 2012, higher product testing costs and higher health insurance cost.

Interest Income, Net

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Interest income, net	$408	$518	$449	$(110)	(21.2)%	$69	15.4%
% of total revenue	0.5%	0.6%	0.4%

Interest income, net decreased $110,000 to $408,000 for 2013 from $518,000 for 2012 primarily due to lower returns from various investment portfolio mix, lower investment balances and lower interest income earned by our consolidated joint ventures from their bank.

Interest income, net increased $69,000 to $518,000 for 2012 from $449,000 for 2011 primarily due to higher interest income earned by our consolidated joint ventures from their bank deposits and interest income on loan from one of our consolidated joint ventures to its equity investment entity.

Equity in Earnings of Unconsolidated Joint Ventures

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Equity in earnings of unconsolidated joint ventures	$1,377	$1,281	$741	$96	7.5%	$540	72.9%
% of total revenue	1.6%	1.5%	0.7%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures increased $96,000 to $1.4 million for 2013 from $1.3 million for 2012 primarily due to higher net income recorded by our consolidated joint ventures from their minority investments.

Equity in earnings of unconsolidated joint ventures increased $540,000 to $1.3 million for 2012 from $741,000 for 2011 primarily due to higher net income recorded by our consolidated joint ventures from their new minority investments.

Other Income (Expense), Net

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Other income (expense), net	$(748)	$(761)	$(45)	$13	1.7%	$(716)	(1,591.1)%
% of total revenue	(0.9)%	(0.9)%	(0.0)%

Other expense, net decreased $13,000 to $748,000 for 2013 from $761,000 for 2012 primarily due to the gain recognized from the sale of our 35% ownership in our cost method investee in its pre-IPO placement in Taiwan, the absence of loss on disposal of equipment from the same period in the prior year, partially offset by higher foreign exchange losses in 2013.

Other expense, net increased $716,000 to $761,000 for 2012 from $45,000 for 2011 primarily due to higher net foreign exchange transaction losses mainly on our Yen denominated accounts receivable, higher withholding tax on foreign dividends from our consolidated joint ventures and higher losses on disposal of equipment.

Noncontrolling Interest

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Noncontrolling interest	$1,145	$3,040	$5,503	$(1,895)	(62.3)%	$(2,463)	(44.8)%
% of total revenue	1.3%	3.4%	5.3%

Noncontrolling interest in earnings of consolidated joint ventures for the years ended December 31, 2013, 2012 and 2011 were $1.1 million, $3.0 million, and $5.5 million, respectively. The decrease in noncontrolling interest from 2012 to 2013 and 2011 to 2012 was due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

Provision for Income Taxes

				2012 to 2013		2011 to 2012
	Years Ended Dec. 31,			Increase		Increase
	2013	2012	2011	(Decrease)	% Change	(Decrease)	% Change
($ in thousands, except percentages)
Provision for income taxes	$188	$853	$2,795	$(665)	(78.0)%	$(1,942)	(69.5)%
% of total revenue	0.2%	1.0%	2.7%

Provision for income taxes for 2013 was $188,000, which was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes from 2012 to 2013 was due to decreased net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Furthermore, the provision for income taxes was partially offset by tax refunds received by our China joint ventures. Besides the state tax liabilities, no income taxes or benefit have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Provision for income taxes for 2012 was $853,000, which was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes from 2011 to 2012 was due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Furthermore, the provision for income taxes was partially offset by tax refunds received for state income taxes in the U.S. and received by our China joint ventures. Besides the state taxes liabilities, no income taxes or benefit have been provided for U.S. operations due to the loss in U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

Provision for income taxes for 2011 was $2.8 million, which was mostly related to our foreign subsidiaries. The increase in provision for income taxes from 2010 to 2011 was due to increased net income of our foreign subsidiaries as well as higher taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no income taxes have been provided for U.S. operations due to the use of available federal net operating loss carryforwards.

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $58 million in 2013, $51 million in 2012 and $49.6 million in 2011.

Liquidity and Capital Resources

	Years Ended December 31,
	2013	2012	2011
	($ in thousands)
Net cash provided by (used in):
Operating activities	$2.509	$21,302	$18,132
Investing activities	(6,212)	(13,168)	(15,430)
Financing activities	(2,513)	(3,792)	(999)
Effect of exchange rate changes	543	136	729
Net change in cash and cash equivalents	(5,673)	4,478	2,432
Cash and cash equivalents—beginning period	30,634	26,156	23,724
Cash and cash equivalents—end of period	24,961	30,634	26,156
Short and long-term investments—end of period	22,644	19,461	14,486
Total cash, cash equivalents and short-term and long-term investments	$47,605	$50,095	$40,642

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. In 2013, we re-categorized our IntelliEPI investment from cost method to short-term investments as they completed their initial public offering in 2013. As of December 31, 2013, our principal sources of liquidity were $47.6 million of cash and investments of which $10.0 million of cash and cash equivalent was held by our consolidated joint ventures, which are not available for use in the United States without paying income taxes, consisting of cash and cash equivalents of $25.0 million, short-term investments of $12.5 million and long-term investments of $10.1 million, a decrease of $2.5 million from $50.1 million as of December 31, 2012. The $5.7 million combined decrease in cash and cash equivalents was primarily due to net cash provided by operating activities of $2.5 million, offset by net cash used in investing activities of $6.2 million and net cash used in financing activities of $2.5 million. Short-term and long-term investments increased by $3.2 million to $22.6 million from $19.5 million. As of December 31, 2013, we and our consolidated joint ventures held approximately $18.7 million in cash and investments in foreign bank accounts which are not available for use in the United States without paying income taxes.

Cash and cash equivalents and short-term and long-term investments increased $9.5 million to $50.1 million as of December 31, 2012 from $40.6 million as of December 31, 2011. The $4.5 million combined increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $21.3 million, offset by net cash used in investing activities of $13.2 million and net cash used in financing activities of $3.8 million. Short-term and long-term investments increased by $5.0 million to $19.5 million from $14.5 million.

Net cash provided by operating activities of $2.5 million for 2013 was primarily comprised of our net loss of $6.8 million, adjusted for non-cash items of depreciation and amortization of $5.5 million, stock‑based compensation of $1.3 million, provision for doubtful accounts of $869,000, amortization of marketable securities premium of $518,000, offset by gain on sale of cost method investment of $811,000, a gain on disposal of property, plant and equipment of $9,000 and a net change of $2.0 million in assets and liabilities. The $2.0 million net change in assets and liabilities primarily resulted from a $1.4 million decrease in inventories, a $645,000 increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts receivable, a $1.9 million increase in other assets, a $2.2 million increase in accounts payable, a $899,000 decrease in accrued liabilities and a $373,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $21.3 million for 2012 was primarily comprised of our net income of $6.2 million, adjusted for non-cash items of depreciation and amortization of $3.9 million, stock‑based compensation of $1.2 million, amortization of marketable securities premium of $323,000, a loss on disposal of property, plant and equipment of $195,000 and a net change of $9.5 million in assets and liabilities. The $9.5 million net change in assets and liabilities primarily resulted from a $5.7 million decrease in inventories, a $1.8 million decrease in prepaid expenses and other current assets, a $54,000 decrease in accounts receivable, a $174,000 increase in other assets, a $2.6 million increase in accounts payable, a $461,000 increase in accrued liabilities and a $900,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $18.1 million for 2011 was primarily comprised of our net income of $25.8 million, adjusted for non-cash items of depreciation and amortization of $3.4 million, stock‑based compensation of $896,000, amortization of marketable securities premium of $368,000, a realized loss on sale of investments of $8,000 and a net change of $12.4 million in assets and liabilities. The $12.4 million net change in assets and liabilities primarily resulted from a $9.8 million increase in inventories, a $4.0 million decrease in accounts payable and accrued liabilities, a $3.3 million increase in prepaid expenses, other current assets and a $781,000 decrease in other long-term liabilities, a $5.2 million decrease in accounts receivable and a $426,000 decrease in other assets.

Net cash used in investing activities of $6.2 million for 2013 was primarily from the purchase of property, plant and equipment of $5.4 million mainly in our China facilities and the purchase of investments totaling $14.1 million offset by the sale of investments totaling $12.5 million.

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

In January 2012, we increased the credit facility line of credit, secured by the marketable securities, with a bank from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate). As of December 31, 2013 and 2012, we had not used the line of credit.

Net cash used in financing activities was $2.5 million for 2013 consisted of $2.3 million net dividends paid by our consolidated joint ventures and $716,000 of repurchases of shares of our common stock, partially offset by net proceeds of $532,000 on the issuance of common stock pursuant to stock option exercises.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock. The timing, actual number and value of the shares that are repurchased under this program are dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program.

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

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015.Total rent expenses under these operating leases were approximately $638,000, $447,000 and $460,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim for credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement for 2013 was $530,000, which was net of claim for credit of $270,000, $1.4 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, and was included in cost of revenue.

The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$438	$174	$174	$38	$52
Royalty agreement	3,325	800	1,375	1,150	—
Total	$3,763	$974	$1,549	$1,188	$52

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2013. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except for per share amounts)	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Revenue	$18,603	$20,521	$23,831	$22,380	$18,927	$20,808	$25,153	$23,486
Cost of revenue	15,790	18,075	20,746	18,896	15,243	15,342	17,645	15,292
Gross profit	2,813	2,446	3,085	3,484	3,684	5,466	7,508	8,194
Operating expenses:
Selling, general and administrative	3,631	4,303	4,207	3,925	3,710	3,950	3,974	3,785
Research and development	797	766	1,039	822	875	844	914	835
Total operating expenses	4,428	5,069	5,246	4,747	4,585	4,794	4,888	4,620
Income (loss) from operations	(1,615)	(2,623)	(2,161)	(1,263)	(901)	672	2,620	3,574
Interest income, net	272	55	50	31	316	52	62	88
Equity in earnings of unconsolidated joint ventures	278	346	471	282	495	348	284	154
Other income (expense), net	(257)	(47)	381	(825)	(289)	144	(127)	(489)
Income (loss) before provision for income taxes	(1,322)	(2,269)	(1,259)	(1,775)	(379)	1,216	2,839	3,327
Provision for (benefit from) income taxes	(134)	(204)	(342)	184	294	(228)	412	375
Net income (loss)	(1,188)	(2,065)	(1,601)	(1,959)	(673)	1,444	2,427	2,952
Less: Net income attributable to noncontrolling interest	(40)	(230)	(434)	(441)	(83)	(512)	(1,128)	(1,317)
Net income (loss) attributable to AXT, Inc	$(1,228)	$(2,295)	$(2,035)	$(2,400)	$(756)	$932	$1,299	$1,635
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.04)	$(0.07)	$(0.06)	$(0.08)	$(0.02)	$0.03	$0.04	$0.05
Diluted	$(0.04)	$(0.07)	$(0.06)	$(0.08)	$(0.02)	$0.03	$0.04	$0.05
Weighted average number of common shares outstanding:
Basic	32,628	32,366	32,382	32,297	32,220	32,183	32,138	32,034
Diluted	32,628	32,366	32,382	32,297	32,220	32,769	32,944	33,018

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

We manage against these risks by actively monitoring the exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of December 31, 2013 and 2012, we had no outstanding commitments with respect to foreign exchange contracts.

During 2013, we recorded net realized foreign exchange losses of $1.3 million, included as part of other income (expense), net in our consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows. During 2013, we recorded unrealized foreign currency gains of $1.6 million related to currency translation which are included in the balance of “accumulated other comprehensive income” on our consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2013	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$24,852	0.67%	$167	$150	$123
Cash equivalents	109	0.02	0	0	0
Investment in debt and equity instruments	22,644	3.07	695	626	765
			$862	$776	$948

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013. One customer accounted for 28% of our trade accounts receivable balance as of December 31, 2012.

Equity Risk

We maintain minority investments directly, and indirectly through our joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of and December 31, 2013 and 2012, the direct minority investments totaled $325,000 and 392,000, respectively, and the indirect minority investments by our joint ventures totaled $3.4 million and $2.0 million, respectively.

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

Our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, our Chief Executive Officer and interim Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e)  were effective at the reasonable assurance level to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting, appearing in item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, AXT, Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2014

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 13, 2014 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 14, 2014

AXT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$24,961	$30,634
Short-term investments	12,499	10,270
Accounts receivable, net of allowances of $1,054 and $245 as of December 31, 2013 and 2012, respectively	14,943	17,912
Inventories	39,127	40,352
Related party notes receivable - current	—	2,036
Prepaid expenses and other current assets	8,010	5,268
Total current assets	99,540	106,472
Long-term investments	10,145	9,191
Property, plant and equipment, net	37,621	37,235
Related party notes receivable – long-term	1,715	416
Other assets	14,801	14,275
Total assets	$163,822	167,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,140	$5,894
Accrued liabilities	7,286	7,202
Total current liabilities	15,426	13,096
Long-term portion of royalty payments	2,525	3,325
Other long-term liabilities	325	254
Total liabilities	18,276	16,675
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2013 and 2012 (Liquidation preference of $6.1 million and $5.9 million as of December 31, 2013 and 2012, respectively)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,605 and 32,471 shares issued and outstanding as of December 31, 2013 and 2012, respectively	32	32
Additional paid-in-capital	194,156	193,063
Accumulated deficit	(67,005)	(59,047)
Accumulated other comprehensive income	8,953	6,033
Total AXT, Inc. stockholders’ equity	139,668	143,613
Noncontrolling interests	5,878	7,301
Total stockholders’ equity	145,546	150,914
Total liabilities and stockholders’ equity	$163,822	$167,589

See accompanying notes to consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Revenue	$85,335	$88,374	$104,121
Cost of revenue	73,507	63,522	59,339
Gross profit	11,828	24,852	44,782
Operating expenses:
Selling, general, and administrative	16,066	15,419	14,836
Research and development	3,424	3,468	2,473
Total operating expenses	19,490	18,887	17,309
Income (loss) from operations	(7,662)	5,965	27,473
Interest income, net	408	518	449
Equity in earnings of unconsolidated joint ventures	1,377	1,281	741
Other income (expense), net	(748)	(761)	(45)
Income (loss) before provision for income taxes	(6,625)	7,003	28,618
Provision for income taxes	188	853	2,795
Net income (loss)	(6,813)	6,150	25,823
Less: Net income attributable to noncontrolling interest	1,145	3,040	5,503
Net income (loss) attributable to AXT, Inc	$(7,958)	$3,110	$20,320
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.25)	$0.09	$0.63
Diluted	$(0.25)	$0.09	$0.61
Weighted average number of common shares outstanding:
Basic	32,700	32,144	31,872
Diluted	32,700	32,865	33,061

See accompanying notes to consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2013	2012	2011

Net Income (loss)	$(6,813)	$6,150	$25,823
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment, net of tax	1,568	207	1,686
Change in unrealized gain (loss) on available-for-sale investments, net of tax	1,682	85	(161)
Total other comprehensive income (loss), net of tax	3,250	292	1,525
Comprehensive income (loss)	(3,563)	6,442	27,348
Less: Comprehensive income attributable to noncontrolling interest	1,475	3,117	5,862
Comprehensive income (loss) attributable to AXT, Inc	$(5,038)	$3,325	$21,486

See accompanying notes to consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common Stock
	Preferred Stock				Additional Paid In	Accumulated	Other Comprehensive	AXT, Inc. stockholders’	Noncontrolling	Total stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income/(loss)	equity	interests	equity

January 1, 2011	883	3,532	31,877	32	190,021	(82,477)	4,652	115,760	4,044	$119,804
Common stock options exercised			251		637			637		637
Stock‑based compensation					896			896		896
Issuance of common stock in the form of restricted stock			94
Comprehensive income:
Net income						20,320		20,320	5,503	25,823
Dividend declared by joint ventures									(1,636)	(1,636)
Change in unrealized (loss) gain on marketable securities							(161)	(161)		(161)
Currency translation adjustment							1,327	1,327	359	1,686
Balance as of December 31, 2011	883	3,532	32,222	32	191,554	(62,157)	5,818	138,779	8,270	147,049
Common stock options exercised			136		294			294		294
Stock‑based compensation					1,215			1,215		1,215
Issuance of common stock in the form of restricted stock			113
Comprehensive income:
Net income						3,110		3,110	3,040	6,150
Dividend declared by joint ventures									(4,086)	(4,086)
Change in unrealized (loss) gain on marketable securities							85	85		85
Currency translation adjustment							130	130	77	207
Balance as of December 31, 2012	883	3,532	32,471	32	193,063	(59,047)	6,033	143,613	7,301	150,914
Common stock options exercised			331		532			532		532
Common stock repurchased			(285)		(716)			(716)		(716)
Stock‑based compensation					1,277			1,277		1,277
Issuance of common stock in the form of restricted stock			88
Comprehensive income:
Net income (loss)						(7,958)		(7,958)	1,145	(6,813)
Net dividend declared by joint ventures									(2,898)	(2,898)
Change in unrealized (loss) gain on marketable securities							1,682	1,682		1,682
Currency translation adjustment							1,238	1,238	330	1,568
Balance as of December 31, 2013	883	$3,532	32,605	$32	$194,156	$(67,005)	$8.953	$139,668	$5,878	$145,546

See accompanying notes to consolidated financial statements.

AXT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(6,813)	$6,150	$25,823
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,470	3,927	3,410
Amortization of marketable securities premium	518	323	368
Stock‑based compensation	1,277	1,215	896
Provision for doubtful accounts	869	—	—
Realized loss (gain) on sale of investments	—	—	8
Gain on sale of cost method investment	(811)	—	—
Loss (gain) on disposal of property, plant and equipment	(9)	195	6
Changes in assets and liabilities:
Accounts receivable, net	2,160	54	5,165
Inventories	1,439	5,659	(9,839)
Prepaid expenses and other current assets	(645)	1,784	(3,313)
Other assets	(1,859)	(174)	426
Accounts payable	2,185	2,608	(3,840)
Accrued liabilities	(899)	461	(197)
Other long-term liabilities	(373)	(900)	(781)
Net cash provided by operating activities	2,509	21,302	18,132
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,424)	(7,079)	(13,102)
Proceeds from disposal of property, plant and equipment	—	2	33
Purchases of available for sale securities	(14,092)	(12,116)	(13,951)
Proceeds from sales and maturities of available for sale securities	12,486	6,900	16,179
Investments in joint ventures	—	—	(3,024)
Repayment from (Loans to) related parties	818	(875)	(1,565)
Net cash used in investing activities	(6,212)	(13,168)	(15,430)
Cash flows from financing activities:
Proceeds from common stock options exercised	532	294	637
Repurchase of the Company’s common stock, including commission	(716)	—	—
Dividends paid by joint ventures	(2,329)	(4,086)	(1,636)
Net cash provided by (used in) financing activities	(2,513)	(3,792)	(999)
Effect of exchange rate changes on cash and cash equivalents	543	136	729
Net increase (decrease) in cash and cash equivalents	(5,673)	4,478	2,432
Cash and cash equivalents at the beginning of the year	30,634	26,156	23,724
Cash and cash equivalents at the end of the year	$24,961	$30,634	$26,156
Supplemental disclosures:
Income taxes paid	$782	$1,729	$3,234

See accompanying notes to consolidated financial statements.

AXT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) designs, develops, manufactures and distributes high-performance compound semiconductor substrates. Our substrate products are used primarily in wireless communications, lighting display applications, and fiber optic communications. We believe our vertical gradient freeze, or VGF, technique for manufacturing semiconductor substrates provides significant benefits over other methods and enabled us to become a leading manufacturer of such substrates. We pioneered the commercial use of VGF technology to manufacture gallium arsenide (GaAs) substrates and subsequently used VGF technology to manufacture substrates from indium phosphide (InP), and germanium (Ge). We also manufacture and sell raw materials related to our substrate business through our joint ventures located in China. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, and germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles, and boron oxide (B2O3). AXT’s ownership interest in these entities ranges from 20 percent to 83 percent. We consolidate the joint ventures in which we own a majority or controlling share and employ equity method accounting for the joint ventures in which we have a smaller ownership interest. We purchase the materials produced by these ventures for our own use and sell other portions of their production to third parties.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., and our majority‑owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd, Nanjing Jin Mei Gallium Co., Ltd and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our consolidated balance sheets in stockholders’ equity and in our consolidated statements of operations.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2013, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Foreign Currency Translation

The functional currencies of our Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “other income (expense), net” for the periods presented. The transaction losses for the years ended December 31, 2013, 2012 and 2011 totaled $1.3 million, $445,000 and $1000,000 respectively.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “other comprehensive income (loss)” in consolidated statements of comprehensive income (loss).

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

Accounting for Sales Taxes in Net Revenues

We report sales taxes collected on sales of our products as a component of net revenues and for amounts not yet remitted to tax authorities as accrued liabilities on our consolidated balance sheets. The amount is immaterial for fiscal years 2013, 2012 and 2011.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is substantially mitigated by our credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions. One customer accounted for 20% and 28% of our trade accounts receivable balance as of December 31, 2013 and 2012, respectively.

No customer represented more than 10% of our revenue for the year ended December 31, 2013 while one customer represented 17% and 18% of revenue for the years ended December 31, 2012 and 2011, respectively. Our top five customers, although not the same five customers for each period, represented 31%, 37% and 35% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We expect that sales to a small number of customers will continue to comprise a significant portion of our revenue in the future.

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

Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances  in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed.  We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit worthiness. We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2013 and December 31, 2012, our accounts receivable, net, balance was $14.9 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $869,000 and zero, respectively. During 2013 we increased our allowance for doubtful accounts by $869,000 because of the poor financial condition of a few customers in China. During 2011, we decreased this allowance for doubtful accounts by $99,000 primarily for improved collections worldwide. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2013, we utilized $189,000 and charged an additional $130,000 resulting in the allowance for sales returns of $186,000 as of December 31, 2013. During 2012, we utilized $426,000 and charged an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012. During 2011, we utilized $144,000 and reduced allowance of $194,000 from the beginning balance of $462,000 resulting in the allowance for sales returns of $124,000 as of December 31, 2011.

Warranty Reserve

Warranty reserve is based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2013 and 2012, accrued product warranties totaled $1.0 million and $588,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2013, 2012 and 2011.

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

We also invest in equity instruments of privately-held companies for business and strategic purposes. These investments are classified as other assets and are accounted for under the equity or cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

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

Stock‑Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans and Stock-based Compensation. We account for stock‑based compensation in accordance with the provisions of ASC topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model to determine the fair value of the stock options granted. Stock‑based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the requisite service period of the award. All of our stock compensation is accounted for as an equity instrument.

Research and Development

Research and development costs consist primarily of salaries including stock-based compensation expense and related personnel costs, depreciation and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2013, 2012, and 2011 were $12,000, $19,000 and $16,000, respectively.

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

Comprehensive Income (loss)

We report comprehensive income (loss) in accordance with the provisions of ASC topic 220 Comprehensive Income (“ASC 220”) which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income consist of unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the consolidated statements of comprehensive income (loss).

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

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income (Topic 220). The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive for all public and private organizations. The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income. The amendments in this Update are effective for the reporting periods beginning after December 15, 2012. The Company is in compliance with the amendments as of December 31, 2013.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will begin complying with this during the first quarter of fiscal 2014 which will just alter our required presentation of these tax matters.

Note 2. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$24,852	$—	$—	$24,852	$26,250	$—	$—	$26,250
Cash equivalents:
Money market fund	109	—	—	109	4,384	—	—	4,384
Total cash and cash equivalents	24,961	—	—	24,961	30,634	—	—	30,634
Investments(available for sale):
Certificates of Deposit	6,320	2	(4)	6,318	6,638	9	(2)	6,645
Corporate bonds	14,276	8	(6)	14,278	12,872	7	(63)	12,816
Corporate equity security	125	1,923	—	2,048	—	—	—	—
Total investments	20,721	1,933	(10)	22,644	19,510	16	(65)	19,461
Total cash, cash equivalents and investments	$45,682	$1,933	$(10)	$47,605	$50,144	$16	$(65)	$50,095
Contractual maturities on investments:
Due within 1 year	$10,569			$12,499	$10,288			$10,270
Due after 1 through 5 years	10,152			10,145	9,222			9,191
	$20,721			$22,644	$19,510			$19,461

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. There were no sales of available-for-sales securities and no realized gains and losses for the year ended December 31, 2013 and 2012. For the year ended December 31, 2011, we had $8,000 gross realized losses on sales of our available-for-sale securities.

Also included in short-term investments at December 31, 2013 is our investment in common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. We began classifying this asset as an available-for- sale security upon its initial public offering (IPO) in 2013. Prior to the IPO in 2013, we sold some of our stock in IntelliEPI and realized a gain of approximately $800,000. An unrealized gain of $1.6 million net of tax was recorded in 2013 for the write-up to market valuation. These securities are valued at fair market value at December 31, 2013. There is no assurance that the Company will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2013 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$3,425	$(4)	$720	$(0)	$4,145	$(4)
Corporate bonds	4,473	(5)	3,711	(1)	8,184	(6)
Total in loss position	$7,898	$(9)	$4,431	$(1)	$12,329	$(10)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all the companies, including minority investments indirectly in privately-held companies by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $10.9 million and $9.4 million as of December 31, 2013 and 2012, respectively.

We also maintain minority investments in companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We had two companies which are accounted for under the cost method in 2012 and one company in 2013. In 2013, one of the two investments was re-categorized as available for sale short-term investments and written-up to market value. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2013 and 2012, our investments in these unconsolidated companies had a carrying value of $200,000 and $392,000, respectively, and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of December 31, 2013, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit, corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2013. There have been no transfers between fair value measurement levels during the year ended December 31, 2013.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2013 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$109	$109	$—
Certificates of deposit	6,318	—	6,318
Corporate bonds	14,278	—	14,278
Corporate equity securities	2,048	2,048	—
Total	$22,753	$2,157	$20,596
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during 2013.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	As of December 31,
	2013	2012
Inventories:
Raw materials	$21,063	$20,003
Work in process	14,027	15,608
Finished goods	4,037	4,741
	$39,127	$40,352

As of December 31, 2013 and 2012, carrying values of inventories were net of inventory reserve of $11.0 million and $10.1 million, respectively, for excess and obsolete inventory.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million (Rmb 10,485,200) with one of its equity investment entities. Under the loan agreement, JiYa loaned $811,000 (Rmb 4,959,000) to its equity investment entity in August 2011 and the remaining amount of $904,000 (Rmb 5,526,200) was loaned during the three months ended March 31, 2012. The original term of the loan is two years and ten months and the loan is payable to JiYa in three installments with the first installment of $429,000 (Rmb 2,620,000) due in December 2012, the second installment of $857,000 (Rmb 5,240,000) due in December 2013, and the last installment of $429,000 (Rmb 2,625,200) due in May 2014. In December, 2012 and June 2013, the parties signed two addendums to the note agreement to delay the first repayment of $429,000 (Rmb 2,620,000) to June 2013 and June 2014, respectively. In December 2013, the parties agreed to delay all three repayments to December 2016. As of December 31, 2013, we included $1.7 million (Rmb 10,485,200) in “Related party notes receivable – long term” in our consolidated balance sheets. As of December 31, 2012, we included $1.2 million (Rmb 7,860,000) in “Related party notes receivable – short term” and $416,000 (Rmb 2,625,200) in “related party notes receivable – long term” in the consolidated balance sheets.

In August 2011, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) loaned $818,000 (Rmb 5,000,000) to its equity investment entity for construction purposes. During the three months ended December 31, 2012, the parties signed a note agreement retroactively to set forth the terms for the loan. The loan bears interest at 6.7% per annum, subject to adjustment to market rate, and the principal is due on December 31, 2013. Interest income of $54,000 (RMB 333,000) and $76,000 (Rmb 478,000), including retroactive interest income of $23,000 (Rmb 144,000) for 2011,  were included in “other income (expense), net” in the consolidated statements of operations for the year ended December 31, 2013 and 2012, respectively. In December 2013, the repayment of the principal $818,000 (RMB 5,000,000) was received by our consolidated joint venture. As of December 31, 2013 and 2012, we included $0 and $792,000 (RMB 5,000,000)  in “related party notes receivable – short term” in our consolidated balance sheets. Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. Jiya bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2013 and 2012, JiYa has recorded $23,000 and $70,000 income from agency sales, respectively, which was included in “other income (expense), net” in the consolidated statements of operations. As of December 31, 2013 and 2012, amounts payable of $0 and $257,000, respectively, to this equity investment entity for delivery in transit were included in “accrued liabilities” in our consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of  December 31, 2013 and 2012, payables of  $1.5 million and $1.1 million were included in “accounts payable” in the consolidated balance sheets.

Beginning in 2012, Jin Mei is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills to the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity.   For the year ended December 31, 2013 and 2012, Jin Mei has recorded $128,000 and $144,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations.

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

Our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., has paid $121,000 (Rmb 740,924) on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. its equity investment entity, to purchase materials. As of December 31, 2013, this balance was included in "prepaid expenses and other current assets" in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2013	2012
Property, plant and equipment:
Building	$30,369	$28,089
Machinery and equipment	40,764	37,334
Leasehold improvements	4,493	3,578
Construction in progress	2,879	3,946
	78,505	72,947
Less: accumulated depreciation and amortization	(40,884)	(35,712)
	$37,621	$37,235

Depreciation and amortization expense was $5.5 million, $3.9 million, and $3.4 million for the years ended 2013, 2012, and 2011, respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2013	2012	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	1,346	410	Consolidated	70%
	$5,269	$4,333

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,900	$2,038	Equity	46%
Xilingol Tongli Germanium Co. Ltd	4,692	4,246	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	945	1,042	Equity	25%
	$7,537	$7,326

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

During 2013, 2012 and 2011, the three consolidated joint ventures generated $3.5 million, $7.4 million and $12.5 million of income, respectively, of which $1.1 million, $3.0 million and $5.5 million, respectively was allocated to minority interests, resulting in $2.4 million, $4.4 million and $7.0 million, respectively to our net income.

For the three equity investment entities that are not consolidated, the investment balances are included in “other assets” in our consolidated balance sheets and totaled $7.5 million and $7.3 million as of December 31, 2013 and 2012, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

These three equity investment entities had gross equity earnings of $270,000, $379,000 and $520,000 for the years ended December 31, 2013, 2012 and 2011 respectively, and was recorded as “equity in earnings of unconsolidated joint ventures” in the consolidated statements of operations.

Net income recorded from all of the consolidated joint ventures and these equity investment entities was $2.6 million, $4.7 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

We also maintain minority investments indirectly in privately-held companies by our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2013 and 2012, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $3.4 million and $2.0 million, respectively.

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized operating information (in thousands) for the years ended December 31, 2013, 2012 and 2011, respectively.

	Years Ended December 31,			Our share for the Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Net Revenue	$41,257	$32,858	$21,340	$10,240	$8,091	$5,196
Gross profit	13,836	11,057	7,576	3,328	2,643	1,814
Operating income	8,174	6,310	3,819	1,820	1,409	863
Net income	6,315	5,665	2,900	1,377	1,281	741

All the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized balance sheet information (in thousands) as of December 31, 2013 and 2012, respectively.

	As of December 31,
	2013	2012
Current assets	$22,139	$20,594
Noncurrent assets	38,941	37,555
Current liabilities	15,289	20,772
Noncurrent liabilities	2,296	2,873

All the minority investment entities that are not consolidated and accounted for under the equity method had gross equity earnings of $1.4 million, $1.3 million and $741,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Dividends received from these minority investment entities were $396,000, 277,000 and $357,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Undistributed retained earnings relating to our investments in all these minority investment entities were $5.3 million and $4.3 million as of December 31, 2013 and 2012, respectively.

Note 7. Other Investments

As of December 31, 2013, we maintain minority investments in one privately-held company accounted for under the cost method as we do not have the ability to exercise significant influence over its operations. Our investments in this privately-held company is reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. We had two companies which are accounted for under the cost method in 2012 and one company in 2013. In 2013, one of the two investments was re-categorized as available for sale short-term investments and written-up to market value after its initial public offering. As of December 31, 2013 and 2012, our cost method investments had a carrying value of $200,000 and 392,000, respectively, and are included in “other assets” in the consolidated balance sheets.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2013	2012
Accrued compensation and related charges	$1,762	$2,066
Accrued product warranty	1,048	588
Current portion of royalty payments	800	800
Accrued professional services	543	609
Dividends payable by consolidated joint ventures	649	—
Accrued income taxes	125	640
Other accrued liabilities	2,359	2,499
	$7,286	$7,202

Note 9. Debt

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million as of December 31, 2013 and 2012, respectively, which is secured by marketable securities we have with the bank and shown as short-term and long-term investments of $18.6 million on our consolidated balance sheets. The annual interest rate is 1.65% over the current 30-day LIBOR (London InterBank Offered Rate). The annual interest rate was approximately 1.9% as of December 31, 2013. There were no outstanding borrowings under this line of credit as of December 31, 2013 and 2012.

Note 10. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2013 and 2012, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

There were no reclassification adjustments from accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

Stock Repurchase Program

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program.

As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II.

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

In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan is a restatement of the 1997 Plan which expired in 2007. The 1,928,994 share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. In May 2013, the shareholders approved an additional 2,000,000 shares to be issued under the 2007 plan. Awards may be made under the 2007 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock‑based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve‑month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code. As of December 31, 2013, approximately 1,786,000 shares were available for grant under the 2007 Plan.

Stock Options

The following summarizes our stock option activity under the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2011, 2012, and 2013 (in thousands, except per share data):

Stock Options	Number of Options Outstanding	Weighted‑ average Exercise Price	Weighted‑ average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of January 1, 2011	2,280	$3.10	6.40	$17,030
Granted	367	4.79
Exercised	(251)	2.54
Canceled and expired	(16)	27.98
Balance as of December 31, 2011	2,380	3.25	6.25	$3,456
Granted	592	3.32
Exercised	(136)	2.17
Canceled and expired	(109)	4.25
Balance as of December 31, 2012	2,727	3.28	6.71	$1,353
Granted	488	2.38
Exercised	(331)	1.62
Canceled and expired	(213)	3.60
Balance as of December 31, 2013	2,671	$3.29	6.71	$893
Options vested and expected to vest as of December 31, 2013	2,649	$3.30	6.68	$889
Options exercisable as of December 31, 2013	1,666	$3.34	5.33	$786

The options outstanding and exercisable as of December 31, 2013 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2013			Options Vested and Exercisable as of December 31, 2013
Range of Exercise Price	Shares	Weighted‑average Exercise Price	Weighted‑average Remaining Contractual Life	Shares	Weighted‑Average Exercise Price
$1.18 ‑ $1.34	216	$1.26	1.17	216	$1.26
$1.59 ‑ $1.59	296	$1.59	5.34	296	$1.59
$1.91 ‑ $1.91	4	$1.91	1.87	4	$1.91
$2.04 ‑ $2.04	333	$2.04	5.82	333	$2.04
$2.36 ‑ $2.36	428	$2.36	9.84	0	$0.00
$2.91 ‑ $2.91	444	$2.91	8.85	120	$2.91
$3.14 ‑ $4.09	42	$3.66	5.06	28	$3.53
$4.79 ‑ $4.79	341	$4.79	7.59	189	$4.79
$4.81 ‑ $5.61	142	$5.27	5.69	97	$5.11
$5.83 ‑ $7.82	425	$5.96	5.61	383	$5.96
	2,671	$3.29	6.71	1,666	$3.34

There were 331,000, 136,000 and 251,000 options exercised in the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $331,000, $392,000 and $1.6 million, respectively.

As of December 31, 2013, the total unamortized stock-based compensation cost related to unvested stock options granted to employees under our stock option plans was approximately $1.5 million, net of estimated forfeitures of $88,000. This cost is being amortized on a straight-line basis over a weighted‑average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock‑based compensation to inventory as of December 31, 2013 and 2012, as the amounts are not significant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2011, 2012 and 2013 is presented below:

Stock Awards	Shares	Weighted‑Average Grant Date Fair Value
Non-vested as of January 1, 2011	218,405	$3.30
Granted	97,986	$5.21
Vested	(93,264)	$2.51
Non-vested as of December 31, 2011	223,127	$4.47
Granted	113,768	$3.18
Vested	(98,172)	$3.42
Non-vested as of December 31, 2012	238,723	$4.27
Granted	103,636	$2.52
Vested	(85,127)	$4.56
Forfeited	(16,000)	$4.03
Non-vested as of December 31, 2013	241,232	$3.44

Total grant date fair value of stock awards vested during the years ended December 31, 2013, 2012 and 2011 was $389,000, $336,000 and $234,000, respectively. As of December 31, 2013, we had $681,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.5 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at December 31, 2013:

Options outstanding	2,670,528
Restricted stock awards outstanding	241,232
Stock available for future grant: 2007 Equity Incentive Plan	1,785,504
Total	4,697,264

Stock-based Compensation

We recorded $1.3 million, $1.2 million and $896,000 of stock‑based compensation in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes compensation costs related to our stock‑based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Stock‑based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$22	$78	$84
Selling, general and administrative	1,091	1,000	766
Research and development	164	137	46
Total stock‑based compensation	1,277	1,215	896
Tax effect on stock‑based compensation	—	—	—
Net effect on net income	$1,277	$1,215	$896
Shares used in computing basic net income per share	32,700	32,144	31,872
Shares used in computing diluted net income per share	32,700	32,865	33,061
Effect on basic net income per share	$(0.04)	$(0.04)	$(0.03)
Effect on diluted net income per share	$(0.04)	$(0.04)	$(0.03)

We estimate the fair value of stock options using a Black‑Scholes valuation model. There were 488,000, 592,000 and 367,000 stock options granted with weighted‑average grant date fair value of $1.09, $1.79 and $2.65 per share during 2013, 2012 and 2011, respectively. The fair value of options granted was estimated at the date of grant using the following weighted‑average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected term (in years)	4.0	4.0	4.0
Volatility	59.20%	72.87%	69.84%
Expected dividend	0%	0%	0%
Risk-free interest rate	0.98%	0.57%	1.00%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to to the 401(k) retirement savings plans were $110,000, $900,000, and $610,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Beginning accrued warranty and related costs	$588	$1,003
Accruals for warranties issued during the year	789	362
Adjustments related to pre-existing warranties including expirations and changes in estimates	412	(450)
Cost of warranty repair	(741)	(327)
Ending accrued warranty and related costs	$1,048	$588

Note 13. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $16.7 million, $16.3 million and $22.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We recorded a current tax provision of $188,000, $853,000, and $2.8 million  for the years ended December 31, 2013, 2012 and 2011, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	13	(113)	259
Foreign	175	966	2,536
Total current	188	853	2,795
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$188	$853	$2,795

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	(0.1)	(1.0)	0.6
Change in valuation allowance	(111.8)	23.3	(11.5)
Stock compensation	(1.4)	1.5	0.3
Foreign rate differences	85.3	(72.5)	(17.1)
Dividend from PRC investee	(19.6)	30.1	3.2
Net loss from privately-held PRC investments	2.5	(2.6)	(0.7)
Other	7.3	(1.6)	—
Effective tax rate	(2.8%)	12.2%	9.8%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss	$51,818	$44,155
Accruals and reserves not yet deductible	4,985	5,389
Credits	1,488	1,488
	58,291	51,032
Deferred tax liabilities:
Valuation of investment portfolio	(288)	—
	(288)	—
Net deferred tax assets	58,003	51,032
Valuation allowance	(58,003)	(51,032)
Net deferred tax assets	$—	$—

As of December 31, 2013, we have federal and state net operating loss carryforwards of approximately $153.9 million and $43.5 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will be expired beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2013 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $7.0 million and increased by $1.5 million for the years ended December 31, 2013 and 2012, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2013 includes no interest and penalties. As of December 31, 2013, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2012.

Deferred tax liabilities have not been recognized for $57.7 million of undistributed earnings of our foreign subsidiaries at December 31, 2013. We have made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is our intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, we would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. As of December 31, 2013, the company and its consolidated joint ventures hold approximately $18.7 million in cash and investments in foreign bank accounts which are not available for use in the United States without paying income taxes.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2012	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Gross unrecognized tax benefits balance as of December 31, 2013	$16,403

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

Note 14. Net Income per Share

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to AXT, Inc	$(7,958)	$3,110	$20,320
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) to common stockholders	$(8,135)	$2,933	$20,143
Denominator:
Weighted average common shares (basic)	32,700	32,144	31,872
Effect of dilutive securities:
Common stock options	—	689	1,093
Restricted stock awards	—	32	96
Weighted average common shares (dilutive)	32,700	32,865	33,061
Basic net income (loss) per share:
Net income attributable to AXT, Inc	$(0.25)	$0.10	$0.64
Net income to common stockholders	$(0.25)	$0.09	$0.63
Diluted net income (loss) per share:
Net income attributable to AXT, Inc	$(0.25)	$0.09	$0.61
Net income to common stockholders	$(0.25)	$0.09	$0.61
Options excluded from diluted net income per share as the impact is anti-dilutive	2,671	1,056	478
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	241	13	116

Note 15. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision‑maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

Product Type

The following table represents revenue amounts (in thousands) by product type:

	Years Ended December 31,
	2013	2012	2011
Product type:
GaAs	$40,234	$51,368	$63,697
InP	7,128	6,024	5,182
Ge	16,962	8,734	11,635
Raw materials and other	21,011	22,248	23,607
	$85,335	$88,374	$104,121

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2013	2012	2011
Product revenue:
China	24,946	19,815	25,181
Europe (primarily Germany)	21,387	18,170	21,082
North America (primarily the United States)	$10,665	$15,391	$20,471
Taiwan	10,131	10,985	9,813
Japan	9,041	9,346	13,749
Asia Pacific (excluding China, Japan and Taiwan)	9,165	14,667	13,825
	$85,335	$88,374	$104,121

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2013	2012
Long-lived assets:
United States of America	$204	$430
China	37,417	36,805
	$37,621	$37,235

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

As of December 31, 2013, and 2012, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the consolidated statements of operations of $1.3 million, $445,000 and $100,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2016. The majority of our lease obligation relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent.  On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015. Total rent expenses under these operating leases were $638,000, $447,000 and $460,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Total minimum lease payments under these leases as of December 31, 2013 are summarized below (in thousands):

Lease Payments
2014	$174
2015	152
2016	22
2017	21
Thereafter	68
$437

Royalty Agreement

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim for credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement for 2013 was $530,000, which was net of claim for credit of $270,000, and $1.4 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively, and was included in cost of revenue. Total royalty payments under this agreement as of December 31, 2013 are summarized below (in thousands):

Royalty Payments
2014	$800
2015	800
2016	575
2017	575
2018	575
$3,325

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2013:
Revenue	$22,380	$22,831	$20,521	$18,603
Gross profit	3,484	3,085	2,446	2,813
Net (loss) attributable to AXT, Inc	(2,400)	(2,035)	(2,295)	(1,228)
Net (loss) attributable to AXT, Inc per share, basic	$(0.08)	$(0.06)	$(0.07)	$(0.04)
Net (loss) attributable to AXT, Inc per share, diluted	$(0.08)	$(0.06)	$(0.07)	$(0.04)
2012:
Revenue	$23,486	$25,153	$20,808	$18,927
Gross profit	8,194	7,508	5,466	3,684
Net income (loss) attributable to AXT, Inc	1,635	1,299	932	(756)
Net income (loss) attributable to AXT, Inc per share, basic	$0.05	$0.04	$0.03	$(0.02)
Net income (loss) attributable to AXT, Inc per share, diluted	$0.05	$0.04	$0.03	$(0.02)

Note 19. Subsequent Events

On February 25, 2014, AXT, Inc. (the “Company”) approved a restructuring plan with respect to its wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity.  Under the restructuring plan, Tongmei will implement certain workforce reductions with respect to its manufacturing facility in China.  The Company expects to substantially complete the restructuring plan by March 31, 2014, depending on local legal requirements.  In connection with the restructuring plan, the Company expects to incur aggregate pre-tax restructuring charges comprised of severance and other termination benefits of approximately $900,000, but the charges could range from $850,000 to $1.1 million, all of which are currently expected to be recorded in the first fiscal quarter of 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ MORRIS S. YOUNG
Morris S. Young
Interim Chief Financial Officer and Corporate Secretary
(Interim Principal Financial Officer)

Date: March 14, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Morris S. Young, his true and lawful attorney-in-fact and agent, with full power of substitution, with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 14, 2014
Morris S. Young	(Principal Executive Officer)

/s/ MORRIS S. YOUNG	Interim Chief Financial Officer and Corporate Secretary	March 14, 2014
Morris S. Young	(Interim Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 14, 2014
Jesse Chen

/s/ DAVID C. CHANG	Director	March 14, 2014
David C. Chang

/s/ LEONARD LEBLANC	Director	March 14, 2014
Leonard LeBlanc

/s/ NAI-YU PAI	Director	March 14, 2014
Nai-yu Pai

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2013

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

10.8(16)*	Agreement respecting severance payment between the Company and Dr. Morris S. Young.
10.9(17)*	Employment agreement between the Company and Mr. Davis Zhang
10.10(18)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008
10.11(19)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.12(20)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.13(21)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.14(22)	2007 Equity Incentive Plan (amended December 8, 2008)
10.15(23)*	Forms of agreements under the 2007 Equity Incentive Plan
10.16(24)*	Employment Letter Agreement between the Company and Mr. Raymond Low
10.17(25)*	Employment Letter Agreement between the Company and Mr. Davis Zhang
10.18(26)*	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym
10.19(27)*	2010 Executive Bonus Plan
10.20(28)**	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH
10.21(29)*	2011 Executive Bonus Plan
10.22(30)*	2012 Executive Bonus Plan
10.23*	2013 Executive Bonus Plan
10.24(31)	Credit Line Account Application and Agreement for Organizations and Businesses between AXT, Inc. and UBS Bank USA dated December 15, 2008
10.25(32)	Notice of Credit Line Account Increase between AXT, Inc. and UBS Bank USA dated January 17, 2012
10.26(33)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1(34)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.

(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.

(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.

(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8‑K filed with the SEC on October 26, 2010.

(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.

(9)	Incorporated by reference to exhibit 10.1 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.

(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.

(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.

(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.

(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.

(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.

(17)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.

(18)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.

(19)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8‑K filed with the SEC on July 8, 2008.

(20)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8‑K filed with the SEC on January 5, 2009.

(21)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8‑K filed with the SEC on January 5, 2009.

(22)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10‑K filed with the SEC on March 31, 2009.

(23)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10‑K filed with the SEC on March 22, 2010.

(24)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10‑K filed with the SEC on March 22, 2010.

(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10‑K filed with the SEC on March 22, 2010.

(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10‑K filed with the SEC on March 22, 2010.

(27)	Incorporated by reference to exhibit 10.25 to registrant’s Form 10‑K filed with the SEC on March 22, 2010.

(28)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.

(29)	Incorporated by reference to exhibit 10.21 to registrant’s Form 10-K filed with the SEC on March 16, 2011.

(30)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(31)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(32)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 15, 2012.

(33)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.

(34)	Incorporated by reference to exhibit 21.1 to registrant’s Registration Statement on Amendment No. 1 to Form S-3 filed with the SEC on July 28, 2006.

*	Management contract or compensatory plan.

**	Confidential treatment has been requested of the SEC for portions of the exhibit.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.