Form 10-Q
period 2014-03-31
AXT INC
filed 2014-05-09
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $0.001 par value	32,604,958

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$22,760	$24,961
Short-term investments	22,375	12,499
Accounts receivable, net of allowances of $791 and $1,054 as of March 31, 2014 and December 31, 2013	16,364	14,943
Inventories	38,040	39,127
Prepaid expenses and other current assets	6,401	8,010
Total current assets	105,940	99,540
Long-term investments	1,678	10,145
Property, plant and equipment, net	36,179	37,621
Related party notes receivable – long-term	1,701	1,715
Other assets	14,752	14,801
Total assets	$160,250	$163,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,618	$8,140
Accrued liabilities	6,646	7,286
Total current liabilities	14,264	15,426
Long-term portion of royalty payments	2,325	2,525
Other long-term liabilities	272	325
Total liabilities	16,861	18,276
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2014 and December 31, 2013 (Liquidation preference of $6.2 million and $6.1 million as of March 31, 2014 and December 31, 2013, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,605 and 32,605 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	194,448	194,156
Accumulated deficit	(69,045)	(67,005)
Accumulated other comprehensive income	8,500	8,953
AXT, Inc. stockholders’ equity	137,467	139,668
Noncontrolling interests	5,922	5,878
Total stockholders’ equity	143,389	145,546
Total liabilities and stockholders’ equity	$160,250	$163,822

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$19,345	$22,380
Cost of revenue	16,627	18,896
Gross profit	2,718	3,484

Operating expenses:
Selling, general and administrative	3,436	3,925
Research and development	775	822
Restructuring charge	907	—
Total operating expenses	5,118	4,747
Loss from operations	(2,400)	(1,263)
Interest income, net	127	31
Equity in earnings of unconsolidated joint ventures	487	282
Other income (expense), net	10	(825)
Loss before provision for income taxes	(1,776)	(1,775)
Provision (benefit) for income taxes	59	184
Net loss	(1,835)	(1,959)
Less: Net loss attributable to noncontrolling interests	(205)	(441)
Net loss attributable to AXT, Inc.	$(2,040)	$(2,400)

Net loss attributable to AXT, Inc. per common share:
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding:
Basic	32,364	32,297
Diluted	32,364	32,297

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$(1,835)	$(1,959)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(521)	407
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(10)	(17)
Total other comprehensive income, net of tax	(531)	390
Comprehensive income (loss)	(2,366)	(1,569)
Less: Comprehensive income attributable to the noncontrolling interests	(126)	(498)
Comprehensive income (loss) attributable to AXT, Inc.	$(2,492)	$(2,067)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net Loss	$(1,835)	$(1,959)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,404	1,291
Amortization of marketable securities premium	122	146
Stock-based compensation	292	332
Loss (gain) on disposal of property, plant and equipment	(5)	—
Provision for doubtful accounts	1	—
Changes in assets and liabilities:
Accounts receivable, net	(1,459)	922
Inventories	985	1,649
Prepaid expenses and other current assets	1,584	(1,740)
Other assets	18	105
Accounts payable	(489)	664
Accrued liabilities	(697)*	(164)*
Other long-term liabilities	(308)	(270)
Net cash (used in) provided by operating activities	(387)	976

Cash flows from investing activities:
Purchases of property, plant and equipment	(163)	(1,349)
Proceeds from sales of property, plan and equipment	5	—
Purchases of available-for-sale securities	(3,725)	(12,410)
Proceeds from maturities of available-for-sale securities	2,180	8,130
Net cash used in investing activities	(1,703)	(5,629)

Cash flows from financing activities:
Proceeds from common stock options exercised	—	256
Dividends paid by joint ventures	—	(532)
Net cash used in financing activities	—	(276)
Effect of exchange rate changes on cash and cash equivalents	(111)	87

Net decrease in cash and cash equivalents	(2,201)	(4,842)
Cash and cash equivalents at the beginning of the period	24,961	30,634
Cash and cash equivalents at the end of the period	$22,760	$25,792

* Dividends accrued but not paid by joint ventures of $729 and $2,365 was included in accrued liabilities as of March 31, 2014 and March 31, 2013, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014.

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. and our majority‑owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$21,638	$—	$—	$21,638	$24,852	$—	$—	$24,852
Cash equivalents:
Money market fund	1,122	—	—	1,122	109	—	—	109
Total cash and cash equivalents	22,760	—	—	22,760	24,961	—	—	24,961

Investments (available for sale):
Certificates of deposit	7,864	1	(2)	7,863	6,320	2	(4)	6,318
Corporate bonds	14,155	12	(2)	14,165	14,276	8	(6)	14,278
Corporate equity security	125	1,900	—	2,025	125	1.923	—	2,048
Total investments	22,144	1,913	(4)	24,053	20,721	1,933	(10)	22,644
Total cash, cash equivalents and investments	$44,904	$1,913	$(4)	$46,813	$45,682	$1,933	$(10)	$47,605
Contractual maturities on investments:
Due within 1 year	$20,464			$22,375	$10,569			$12,499
Due after 1 through 5 years	1,680			1,678	10,152			10,145
	$22,144			$24,053	$20,721			$22,644

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. There were no sales of available-for-sales securities and no realized gains and losses for the three months ended March 31, 2014 and 2013.

Also included in short-term investments at March 31, 2014 is our investment in the common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. We began classifying this asset as an available-for- sale security upon its initial public offering (IPO) in 2013. Prior to the IPO in 2013, we sold some of our stock in IntelliEPI and realized a gain of approximately $800,000. An unrealized gain of $1.6 million net of tax was recorded as of March 31, 2014. These securities are valued at fair market value at March 31, 2014. There is no assurance that the Company will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2014 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$1,918	$(1)	$1,239	$(1)	$3,157	$(2)
Corporate bonds	—	—	2,382	(2)	2,382	(2)
Total in loss position	$1,918	$(1)	$3,621	$(3)	$5,539	$(4)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $11.0 million and $10.9 million as of March 31, 2014 and December 31, 2013, respectively.

We also maintain minority investments in one company which is accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2014 and December 31, 2013, our investments in this unconsolidated company had a carrying value of $200,000 and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of March 31, 2014, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit, corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three months ended March 31, 2014. There have been no transfers between fair value measurement levels during the three months ended March 31, 2014.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2014 (in thousands):

	Balance as of March 31, 2014	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$1,122	$1,122	$—
Certificates of deposit	7,863	—	7,863
Corporate bonds	14,165	—	14,165
Corporate equity securities	2,025	2,025	—
Total	$25,175	$3,147	$22,028
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2014 or 2013.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2014	2013
Inventories:
Raw materials	$19,873	$21,063
Work in process	14,396	14,027
Finished goods	3,771	4,037
	$38,040	$39,127

As of March 31, 2014 and December 31, 2013, carrying values of inventories were net of inventory reserve of $11.5 million and $11.0 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2014	2013
Accrued product warranty	$1,227	$1,048
Accrued compensation and related charges	1,210	1,762
Current portion of royalty payments	800	800
Dividends payable by consolidated joint ventures	729	649
Accrued professional services	279	543
Accrued income taxes	100	125
Other accrued liabilities	2,301	2,359
	$6,646	$7,286

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million (Rmb 10,485,200) with one of its equity investment entities The original term of the loan was for two years and ten months with 3 periodic principal payments required.  After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of March 31, 2014, and December 31, 2013, we included $1.7 million (Rmb 10,485,200) in “Related party notes receivable – long term” in our consolidated balance sheets.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. Jiya bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2014 and 2013, JiYa has recorded $0 and $10,000 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. As of March 31, 2014 and December 31, 2013, there were no amounts payable to this equity investment entity.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of March 31, 2014 and December 31, 2013, amounts payable of $1.2 million and $1.5 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd (Jin Mei) is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2014 and 2013, Jin Mei has recorded $5,000 and $65,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (Tongmei), entered into an operating lease for the land it owns with our consolidated joint venture Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000  (Rmb 150,000) subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

Tongmei has paid $120,000 (Rmb 740,924) on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. its equity investment entity, to purchase materials. As of March 31, 2014, this balance was included in "prepaid expenses and other current assets" in our consolidated balance sheets.

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

Our investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2014	2013	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,867	$1,900	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	4,849	4,692	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	925	945	Equity	25%
	$7,641	$7,537

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

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (BoYu) is 70%. We continue to consolidate BoYu as we have a significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board, while our president of China operations and our vice president of China administration are also members of the board.

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

During the three months ended March 31, 2014 and 2013, the three consolidated joint ventures generated $0.8 million and $1.3 million of income, respectively, of which $205,000 and $441,000, respectively, were allocated to minority interests, resulting in $548,000 and $852,000 of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.6 million and $7.5 million as of March 31, 2014 and December 31, 2013. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2014 and December 31, 2013, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $3.4 million.

All of the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013

Net Sales	$13,480	$9,273
Gross profit	3,963	3,124
Operating income	2,664	1,614
Net income	2,119	1,295

Our gross entity earnings from all the minority investment entities that are not consolidated and accounted for under the equity method were $487,000 and $282,000 for the three months ended March 31, 2014 and 2013, respectively.

We also maintain minority investments directly in one privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of March 31, 2014 and December 31, 2013, our investments in this unconsolidated privately-held company had a carrying value of $200,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2013	$3,532	$32	$194,156	$(67,005)	$8,953	$139,668	$5,878	$145,546
Stock-based compensation			292			292		292
Net (loss) income				(2,040)		(2,040)	205	(1,835)
Dividends declared by joint ventures							(83)	(83)
Change in unrealized (loss) gain on marketable securities					(10)	(10)		(10)
Currency translation adjustment					(442)	(442)	(79)	(521)
Balance as of March 31, 2014	$3,532	$32	$194,448	$(69,045)	$8,501	$137,468	$5,921	$143,389

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2014 and March 31, 2013.

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

As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in the three months ended March 31, 2014 under this program. This repurchase plan expired on February 27, 2014. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013

Cost of revenue	$5	$6
Selling, general and administrative	244	284
Research and development	43	42
Total stock-based compensation	292	332
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$292	$332

As of March 31, 2014, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plans were approximately $1.4 million, net of estimated forfeitures of $92,000. These costs are amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2014 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock options granted in the three months ended March 31, 2014 and 2013.

The following table summarizes our stock option activities during the three months ended March 31, 2014 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2014	2,671	$3.29	6.71	$893

Granted	—	—

Exercised	—	—

Canceled and expired	(74)	5.18

Balance as of March 31, 2014	2,597	$3.24	6.65	$438

Options vested and expected to vest as of March 31, 2014	2,597	$3.24	6.65	$438

Options exercisable as of March 31, 2014	1,663	$3.30	5.43	$438

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.20 on March 31, 2014, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2014 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2014	241,232	$3.44
Granted	—	$—
Vested	—	$—
Non-vested as of March 31, 2014	241,232	$3.44

As of March 31, 2014, the unamortized compensation costs related to unvested restricted stock awards was approximately $581,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss attributable to AXT, Inc.	$(2,040)	$(2,400)
Less: Preferred stock dividends	(44)	(44)

Net loss available to common stockholders	$(2,084)	$(2,444)
Denominator:
Denominator for basic net loss per share - weighted average common shares	32,364	32,297
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common share	32,364	32,297
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)
Weighted-average shares:
Options excluded from diluted net loss per share as the impact is anti-dilutive	2,607	2,656
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	241	239

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2014 and December 31, 2013, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended March 31,
	2014	2013
Product type:
GaAs substrates	$8,488	$11,723
InP substrates	2,180	1,849
Ge substrates	3,278	2,551
Raw materials and other	5,399	6,257
Total	$19,345	$22,380

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2014	2013
Geographical information:
Europe (primarily Germany)	$6,583	$4,689
China	4,165	6,029
Asia Pacific (excluding China, Japan and Taiwan)	2,389	2,132
Taiwan	2,115	3,779
Japan	2,313	2,282
North America (primarily the United States)	1,780	3,469
Total	$19,345	$22,380

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2014	2013
Long-lived assets by geographic region:
North America	$179	$204
China	36,000	37,417
	$36,179	$37,621

Significant Customers

No customer represented more than 10% of our revenue for the three months ended March 31, 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 39% and 34% of our revenue for the three months ended March 31, 2014 and 2013, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customer accounted for over 10% of our trade accounts receivable balance as of March 31, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

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

We have entered into indemnification agreements with our directors and officers that require us to (i) indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature, (ii) advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and (iii) obtain directors’ and officers’ insurance if available on reasonable terms, which we currently have in place.

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Beginning accrued warranty and related costs	$1048	$588
Accruals for warranties issued	496	264
Adjustments related to pre-existing warranties including expirations and changes in estimates	(103)	166
Cost of warranty repair	(214)	(269)
Ending accrued warranty and related costs	$1,227	$749

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2023. The majority of our lease obligations relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately total $382,000 during 2014 and 2015.

We entered into a royalty agreement with a vendor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay a total of $7.0 million royalty payment over eight years beginning in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to make a claim for credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement.

Outstanding contractual obligations as of March 31, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$557	$263	$208	$34	$52
Royalty agreement	3,125	800	1,319	1,006	—
Total	$3,682	$1,063	$1,527	$1,040	$52

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials of our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of March 31, 2014, we do not have any outstanding material purchase obligations.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Note 12. Foreign Exchange Transaction Losses

We incurred foreign currency transaction exchange gains of $17,000 and losses of $593,000 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in “Other expense, net” on our condensed consolidated statements of operations.

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

In accordance with Section 382 of the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses or credits that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more that 50% as defined, over a three year period. As a result of the implementation of Interpretation 48, we recognized $16.4 million of liability for unrecognized tax benefits. Of this amount, none was accounted for as a reduction to balance of retained earnings. The amount decreased tax loss carryforwards in the U.S., which are fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three month ended March 31, 2014 includes no interest and penalties. As of March 31, 2014, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2012.

Provision for income taxes for three months ended March 31, 2014 and 2013 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three months ended March 31, 2014 or 2013 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

Note 14. Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity.  Under the restructuring plan, Tongmei would implement certain workforce reductions with respect to its manufacturing facility in China.  We also announced that the restructuring plan would be completed by March 31, 2014, depending on local legal requirements.

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014 we have completed this restructuring plan and the reduction in force.

Note 15. Recent Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2013, that are of material significance, or potential significance, to the Company.

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

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update any forward‑looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 and the condensed consolidated financial statements included elsewhere in this report.

Overview

We are a leading worldwide developer and producer of high-performance compound and single element semiconductor substrates, including substrates made from gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge). We currently sell the following substrate products in the sizes and for the applications indicated:

Product
Substrates	Diameter	Applications
GaAs (semi-insulating)	2”, 3”, 4”, 5”, 6”	• Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
• Direct broadcast television
• High-performance transistors
• Satellite communications

GaAs (semi-conducting)	2”, 3”, 4”, 6”	• High brightness light emitting diodes
• Lasers
• Optical couplers

InP	2”, 3”, 4”	• Broadband and fiber optic communications

Ge	2”, 4”, 6”	• Satellite and terrestrial solar cells
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Most of our revenue is from sales of GaAs substrates. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Europe or Japan. We also have joint ventures in China, which provide us with pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials that are central to our final manufactured products. These joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership interest in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity.  Under the restructuring plan, Tongmei would implement certain workforce reductions with respect to its manufacturing facility in China.  We also announced that the restructuring plan would be completed by March 31, 2014, depending on local legal requirements.

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014 we have completed this restructuring plan and reduction in force.

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

As of March 31, 2014 and December 31, 2013, our accounts receivable, net, balance was $16.4 million and $14.9 million, respectively, which was net of an allowance for doubtful accounts of $570,000 and $869,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2014 and December 31, 2013, our allowance for sales returns was $221,000 and $186,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2014 and December 31, 2013, accrued product warranties totaled $1.2 million and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2014 and December 31, 2013, we had an inventory reserve of $11.5 million and $11.0 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months ended March 31, 2014 or 2013.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of March 31, 2014, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three months ended March 31, 2014.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of March 31, 2014 or December 31, 2013.

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
GaAs	$8,488	$11,723	$(3,235)	(27.6)%
InP	2,180	1,849	331	17.9%
Ge	3,278	2,551	727	28.5%
Raw materials and other	5,399	6,257	(858)	(13.7)%
Total revenue	$19,345	$22,380	$(3,035)	(13.6)%

Revenue decreased $3.0 million, or 13.6%, to $19.3 million for the three months ended March 31, 2014 from $22.4 million for the three months ended March 31, 2013. Total GaAs substrate revenue decreased $3.2 million, or 27.6%, to $8.5 million for the three months ended March 31, 2014 from $11.7 million for the three months ended March 31, 2013. The decrease in GaAs substrate revenue was primarily due to the softer demand environment from our current customer base in both the wireless devices market and the light emitting diode (LED) market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $1.4 million to $6.1 million for the three months ended March 31, 2014 from $7.5 million for the three months ended March 31, 2013. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulating substrates used in wireless devices, decreased by $1.8 million to $2.4 million for the three months ended March 31, 2014 from $4.2 million for the three months ended March 31, 2013. The decrease in revenue from larger diameter substrates was primarily due to lower demand for semi-insulating GaAs substrate from customers in the wireless devices market compared to the same period of the prior year.

InP substrate revenue increased $331,000, or 17.9%, to $2.2 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue increased by $727,000, or 28.5%, to $3.3 million for the three months ended March 31, 2014 from $2.6 million for the three months ended March 31, 2013 due to increased demand for concentrated photovoltaic solar applications from our German and Chinese customers.

Raw materials revenue decreased $863,000, or 13.8%, to $5.4 million for the three months ended March 31, 2014 from $6.3 million for the three months ended March 31, 2013 primarily due to decreased selling prices and decreased tonnage sold of 4N gallium, partially offset by increased sales of pBN crucibles.

Revenue by Geographic Region

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$6,583	$4,689	$1,894	40.4%
% of total revenue	34%	21%
China	4,165	6,029	(1,864)	(30.9)%
% of total revenue	22%	27%
Asia Pacific (excluding China, Taiwan and Japan)	2,389	2,132	257	12.1%
% of total revenue	12%	9%
Japan	2,313	2,282	31	1.4%
% of total revenue	12%	10%
Taiwan	2,115	3,779	(1,664)	(44.0)%
% of total revenue	11%	17%
North America (primarily the United States)	1,780	3,469	(1,689)	(48.7)%
% of total revenue	9%	16%
Total revenue	$19,345	$22,380	$(3,035)	(13.6)%

Revenue from customers in Europe increased by $1.9 million, or 40.4%, to $6.6 million for the three months ended March 31, 2014 from $4.7 million for the three months ended March 31, 2013 primarily due to increased raw materials revenue of 4N gallium and Ge substrate revenue partially offset by decreased GaAs substrate revenue.

Revenue from customers in China decreased by $1.9 million, or 30.9%, to $4.2 million for the three months ended March 31, 2014 from $6.0 million for the three months ended March 31, 2013 primarily due to decreased raw materials revenue of 4N gallium and Ge substrate.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) increased by $257,000, or 12.1%, to $2.4 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013 primarily due to increased semi-insulating GaAs substrate revenue from customers in Malaysia.

Revenue from customers in Japan slightly increased by $31,000, or 1.4%, to $2.3 million for the three months ended March 31, 2014 from $2.3 million for the three months ended March 31, 2014 primarily due to increased raw materials revenue partially offset by decreased Ge substrate revenue.

Revenue from customers in Taiwan decreased by $1.7 million, or 44.0%, to $2.1 million for the three months ended March 31, 2014 from $3.8 million for the three months ended March 31, 2013 primarily due to decreased GaAs substrate revenue partially offset by increased InP substrate revenue.

Revenue from customers in North America decreased by $1.7 million, or 48.7%, to $1.8 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013 primarily due to decreased raw materials revenue and GaAs substrate revenue.

Gross Margin
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Gross profit	$2,718	$3,484	$(766)	(22.0)%
Gross Margin %	14.1%	15.6%

Gross margin decreased to 14.1% of total revenue for the three months ended March 31, 2014 from 15.6% of total revenue for the three months ended March 31, 2013. Lower revenue and lower average selling prices due to product mix and customer mix negatively impacted the gross margins for GaAs substrates. Although Ge substrate sales increased by $727,000, gross margins for Ge substrate was decreased due to higher priced raw material in our inventory and lower average selling prices. Gross margins for raw material sales also decreased due to decreased selling prices of 4N raw gallium.

Selling, General and Administrative Expenses
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,436	$3,925	$(489)	(12.5)%
% of total revenue	17.8%	17.5%

Selling, general and administrative expenses decreased $489,000, or 12.5% to $3.4 million for the three months ended March 31, 2014 from $3.9 million for the three months ended March 31, 2013. The decrease was primarily due to the companywide cost saving efforts implemented in 2014 including lower personnel related costs, lower facility rent in Fremont and lower stock-based compensation expenses.

Research and Development
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Research and development	$775	$822	$(47)	(5.7)%
% of total revenue	4.0%	3.7%

Research and development expenses decreased $47,000, or 5.7% to $775,000 for the three months ended March 31, 2014 from $822,000 for the three months ended March 31, 2013. The decrease was primarily due to lower depreciation expense at our facilities in China and product testing related costs from our joint ventures in China offset by higher personnel related costs.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014 we have completed this restructuring plan and the reduction in force.

Interest Income, net
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Interest income, net	$127	$31	$96	309.7%
% of total revenue	0.7%	0.1%

Interest income, net increased $96,000 to $127,000 for the three months ended March 31, 2014 from $31,000 for the three months ended March 31, 2013. The increase was primarily due to higher returns from the mix of investment securities.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$487	$282	$205	72.7%
% of total revenue	2.5%	1.3%

Equity in earnings of unconsolidated joint ventures increased $205,000 to $487,000 for the three months ended March 31, 2014 from $282,000 for the three months ended March 31, 2013 primarily due to higher net income from our minority-owned joint ventures that are not consolidated.

Other Income (Expense), net
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$10	$(825)	$835	NM
% of total revenue	0.1%	(3.7)%

NM= % not meaningful

Other income (expense), net increased $835,000 to $10,000 for the three months ended March 31, 2014 from net expense $825,000 for the three months ended March 31, 2013 primarily due to lower foreign exchange losses and lower withholding tax on foreign dividends from our consolidated joint ventures.

Provision for Income Taxes
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$59	$184	$(125)	(67.9)%
% of total revenue	0.3%	0.8%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations and decreased by $125,000 to $59,000 for the three months ended March 31, 2014 from $184,000 for the three months ended March 31, 2013. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss, our available net operating loss carryforwards for the three months ended March 31, 2014 and 2013 and uncertainty of profits in the U.S.

Noncontrolling interests
	Three Months Ended March 31,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$205	$441	$(236)	(53.5)%
% of total revenue	1.1%	2.0%

Net income attributable to noncontrolling interests decreased $236,000, or 53.5% to $205,000 for the three months ended March 31, 2014 from $441,000 for the three months ended March 31, 2013 primarily due to significantly lower profitability from one of our China joint venture operations compared to the same period last year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. In 2013, we re-categorized our IntelliEPI investment from cost method to short-term investments as they completed their initial public offering in 2013. As of March 31, 2014, our principal sources of liquidity were $46.8 million of cash and investments of which $5.3 million of cash and cash equivalent was held by our consolidated joint ventures which are not available for use in the United States without paying income taxes, consisting of cash and cash equivalents of $22.8 million, short-term investments of $22.4 million and long-term investments of $1.7 million.

Cash and cash equivalents of $22.8 million decreased by $2.2 million and short-term and long-term investments of $24.1 million increased by $1.4 million during the three months ended March 31, 2014. Cash and cash equivalents of $25.8 million decreased by $4.8 million and short-term and long-term investments of $23.6 million increased by $4.1 million during the three months ended March 31, 2013.

Net cash used by operating activities of $387,000 for the three months ended March 31, 2014 was primarily comprised of our net loss of $1.8 million, adjusted for non-cash items of depreciation of $1.4 million, stock-based compensation of $292,000, amortization of marketable securities premium of $122,000, offset by gain on disposal property and equipment of $5,000, and a net change of $366,000 in assets and liabilities. The $366,000 net change in assets and liabilities primarily resulted from a $985,000 increase in inventories, a $1.5 million increase in accounts receivable, a $18,000 decrease in other assets, a $489,000 decrease in accounts payable, a $1.6 million decrease in prepaid expenses and other current assets, a $697,000 decrease in accrued liabilities and a $308,000 decrease in other long-term liabilities.

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

Net cash used in investing activities of $1.7 million for the three months ended March 31, 2014 was primarily from the net purchases of marketable investment securities of $3.7 million, the purchase of property, plant and equipment of $163,000, partially offset by proceeds from available for sales security of $2.2 million and proceeds from sales of property, plant and equipment of $5,000.

Net cash used in investing activities of $5.6 million for the three months ended March 31, 2013 was primarily from the purchase of property, plant and equipment of $1.3 million and the net purchases of marketable investment securities of $4.3 million.

In January 2012, we agreed with the Administrative Commission of Tianjin Economy and Technology Development Zone to establish a second manufacturing facility in Tianjin, China. The arrangement, if completed, would provide us with land use rights for approximately 32 acres of industrial land located in Yixian Scientific and Industrial Park to construct a compound semiconductor substrate manufacturing facility that would be completed in phases over a number of years. We agreed to provide $12.5 million in the first phase of the construction of the facility and have an understanding with our BoYu joint venture that it will provide the RMB 32.0 million, or approximately $5.0 million, that is anticipated to be required for the portion of the project devoted to crystal support, in exchange for land use rights, enterprise and individual income tax rebates, employee hiring and development subsidies, and other benefits. We expect to fund the first phase of the construction of the facility with cash flow generated by our normal operations supplemented by our existing line of credit. However, we have delayed our participation in the project at this time due to the volatility in our substrate business and do not expect this project to proceed. In the event that the project proceeds, it is possible that the investment of $5.0 million will still be funded by our BoYu joint venture for crystal support.

There was no cash used in or provided by financing activities for the three months ended March 31, 2014.

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

On February 21, 2013, our Board of Directors approved a stock repurchase program that complies with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, authorizing us to purchase up to $6.0 million of our outstanding common stock through February 27, 2014. The timing, actual number and value of the shares that are repurchased under this program are dependent on market conditions and other corporate considerations, including price, corporate and regulatory requirements and alternative investment opportunities. The program is funded from existing cash balances and cash generated from operations. We are not obligated to repurchase any particular amount of common stock during any period and may choose to suspend or discontinue the repurchase program at any time. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. For the three months ended March 31, 2014, we did not repurchase any shares. This repurchase plan expired on February 27, 2014.

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

Line of Credit

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of March 31, 2014 and December 31, 2013.

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

Outstanding contractual obligations as of March 31, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$557	$263	$208	$34	$52
Royalty agreement	3,125	800	1,319	1,006	—
Total	$3,682	$1,063	$1,527	$1,040	$52

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of March 31, 2014 and December 31, 2013, we had no outstanding commitments with respect to foreign exchange contracts.

During the three months ended March 31, 2014, we recorded net foreign exchange gains of $17,000, included as part of other income (expense), net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three months ended March 31, 2014, we recorded unrealized foreign currency losses of $521,000, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2014	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$21,638	1.14%	$247	$222	$271
Cash equivalents	1,122	0.02	—	—	—
Investment in debt and equity instruments	22,028	3.34	736	662	809
			$983	$884	$1,080

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. No customer accounted for over 10% of our trade accounts receivable balance as of March 31, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2014 and December 31, 2013, the direct minority investments totaled $200,000 and $325,000, and the indirect minority investments by our consolidated joint ventures totaled $3.4 million and $3.4 million, respectively.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 29.8% in the quarter ended June 30, 2012 to 14.1% for the quarter ended March 31, 2014.

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity. Under the restructuring plan, Tongmei would implement certain workforce reductions with respect to its manufacturing facility in China. As of March 31, 2014, we have completed this restructuring plan. Significant risks associated with this plan that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. For the three months ended March 31, 2014 and 2013, IQE Group represented 9% and 8% of our revenue, respectively. Our top five customers, although not the same customers for each period, represented 39% and 34% of our revenue for the three months ended March 31, 2014 and 2013, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our industry has in the past experienced periods of oversupply and is currently experiencing a period of oversupply that has resulted in significantly reduced demand and prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When these periods occur and our operating results and financial condition are adversely affected, oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. Inventory buildups in telecommunications products and slower than expected sales of computer equipment resulted in overcapacity and led to reduced sales by our customers, and therefore reduced purchases of our products in 2013 and the three months ended March 31, 2014. During periods of weak demand such as those experienced historically, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. In 2013, we experienced cancellations, price reductions, delays and push-outs of orders, which have resulted in reduced revenue. Further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

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

Our future success depends on the continuing services of members of our senior management team and other key personnel.  Our industry is characterized by high demand and intense competition for talent, and the turnover rate can be high.  We compete for qualified management and other personnel with other semiconductor companies.  Our employees could leave our company with little or no prior notice and would be free to work for a competitor.  If one or more of our senior executives or other key personnel were unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and other senior management may be required to divert attention from other aspects of the business.  The loss of any of these individuals or our ability to attract or retain qualified personnel could adversely affect our business. Raymond Low, our former Chief Financial Officer, resigned in 2013 and we are currently actively searching for a new Chief Financial Officer.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China‑manufactured products. In addition, we have in the past experienced quality problems with our China‑manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. If we are unable to continue to achieve customer qualifications for our products, or if continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. In addition, in early 2012, we entered into an arrangement to establish a second manufacturing facility in China, which if completed will further our reliance on Chinese manufacturing facilities. If we proceed with this project and experience additional quality problems with our China-manufactured products,  we may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 91% and 85% of our total revenue for the three months ended March 31, 2014 and 2013, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

If we decide to expand our facilities in China and we are not able to fund our capital commitments for the expansion, our business and operating results may be adversely affected.

If we decide to expand our manufacturing facilities in China, we and one of our joint ventures expect to invest up to approximately $17.5 million in capital projects. If at the time we undertake the expansion, we are unable to fund these projects due to an unexpected decrease in our cash reserves or an inability to raise additional funds, our business and operating results may be materially adversely impacted. If we make the requisite investments to complete the expansion and the expansion results in production overcapacity, we may not receive an adequate return on our investment and our business and operating results may be materially adversely impacted.

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

As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in the three month ended March 31, 2014 under this program. This repurchase plan expired on February 27, 2014.

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

AXT, INC.

Dated: May 9, 2014	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ MORRIS S. YOUNG
Morris S. Young
Interim Chief Financial Officer
(Interim Principal Financial Officer and Principal AccountingOfficer)

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