Form 10-Q
period 2014-06-30
AXT INC
filed 2014-08-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2014
Common Stock, $0.001 par value	32,664,517

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30, 2014	December 31, 2013*
ASSETS
Current assets:
Cash and cash equivalents	$26,307	$24,961
Short-term investments	22,097	12,499
Accounts receivable, net of allowances of $1,095 and $1,054 as of June 30, 2014 and December 31, 2013	19,288	14,943
Inventories	35,263	39,127
Prepaid expenses and other current assets	4,695	8,010
Total current assets	107,650	99,540
Long-term investments	959	10,145
Property, plant and equipment, net	35,226	37,621
Related party notes receivable – long-term	1,703	1,715
Other assets	15,170	14,801
Total assets	$160,708	$163,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,612	$8,140
Accrued liabilities	7,122	7,286
Total current liabilities	13,734	15,426
Long-term portion of royalty payments	2,125	2,525
Other long-term liabilities	366	325
Total liabilities	16,225	18,276
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2014 and December 31, 2013 (Liquidation preference of $6.2 million and $6.1 million as of June 30, 2014 and December 31, 2013, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,665 and 32,605 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	194,751	194,156
Accumulated deficit	(68,726)	(67,005)
Accumulated other comprehensive income	8,722	8,953
AXT, Inc. stockholders’ equity	138,311	139,668
Non-controlling interests	6,172	5,878
Total stockholders’ equity	144,483	145,546
Total liabilities and stockholders’ equity	$160,708	$163,822

*Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$21,449	$23,831	$40,794	$46,211
Cost of revenue	17,289	20,746	33,916	39,642
Gross profit	4,160	3,085	6,878	6,569

Operating expenses:
Selling, general and administrative	3,688	4,207	7,124	8,132
Research and development	987	1,039	1,762	1,861
Restructuring charge	—	—	907	—
Total operating expenses	4,675	5,246	9,793	9,993
Loss from operations	(515)	(2,161)	(2,915)	(3,424)
Interest income, net	127	50	254	81
Equity in earnings of unconsolidated joint ventures	625	471	1,112	753
Other income (expense), net	476	381	486	(444)

Income (loss) before provision for income taxes	713	(1,259)	(1,063)	(3,034)
Provision for income taxes	152	342	211	526
Net income	561	(1,601)	(1,274)	(3,560)
Less: Net income attributable to noncontrolling interest	(242)	(434)	(447)	(875)
Net income (loss) attributable to AXT, Inc.	$319	$(2,035)	$(1,721)	$(4,435)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.01	$(0.06)	$(0.06)	$(0.14)
Diluted	$0.01	$(0.06)	$(0.06)	$(0.14)

Weighted average number of common shares outstanding:
Basic	32,381	32,382	32,407	32,340
Diluted	32,597	32,382	32,407	32,340

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$561	$(1,601)	$(1,274)	$(3,560)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	81	463	(440)	870
Change in unrealized gain (loss) on available-for-sale investments, net of tax	149	(30)	139	(47)
Total other comprehensive income (loss), net of tax	230	433	(301)	823
Comprehensive income (loss)	791	(1,168)	(1,575)	(2,737)
Less: Comprehensive income attributable to the noncontrolling interest	(251)	(583)	(377)	(1,081)
Comprehensive income (loss) attributable to AXT, Inc.	$540	$(1,751)	$(1,952)	$(3,818)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,274)	$(3,560)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,819	2,662
Amortization of marketable securities premium	245	269
Stock-based compensation	589	670
Provision for doubtful accounts	9	304
Gain on sale of cost method investment	—	(811)
Gain on disposal of property, plant and equipment	(10)	(7)
Changes in assets and liabilities:
Accounts receivable, net	(4,396)	(2,426)
Inventories	3,783	3,617
Prepaid expenses and other current assets	3,300	(1,359)*
Other assets	(399)	380
Accounts payable	(1,500)	(546)
Accrued liabilities	148 **	724 **
Other long-term liabilities	(407)	(324)
Net cash provided by (used in) operating activities	2,907	(407)

Cash flows from investing activities:
Purchases of property, plant and equipment	(600)	(2,459)
Proceeds from sales of property, plant and equipment	10	9
Purchases of available-for-sale securities	(3,728)	(13,372)
Proceeds from maturities of available-for-sale securities	2,922	9,048
Net cash used in investing activities	(1,396)	(6,774)

Cash flows from financing activities:
Proceeds from common stock options exercised	6	272
Repurchases of the Company’s common stock	—	(285)
Dividends paid by joint ventures	(83)	(1,730)
Net cash used in financing activities	(77)	(1,743)
Effect of exchange rate changes on cash and cash equivalents	(88)	249
Net increase (decrease) in cash and cash equivalents	1,346	(8,675)
Cash and cash equivalents at the beginning of the period	24,961	30,634
Cash and cash equivalents at the end of the period	$26,307	$21,959

*Proceeds receivable from sale of cost method investment of $901 was included in prepaid expenses and other current assets as of June 30, 2013.
** Dividend accrued but not paid by joint ventures of $647 and $1,168 was included in accrued liabilities as of June 30, 2014 and June 30, 2013, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 filed with the SEC on May 9, 2014.

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority‑owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$26,151	$—	$—	$26,151	$24,852	$—	$—	$24,852
Cash equivalents:
Money market fund	156	—	—	156	109	—	—	109
Total cash and cash equivalents	26,307	—	—	26,307	24,961	—	—	24,961

Investments (available for sale):
Certificates of deposit	7,148	1	(1)	7,148	6,320	2	(4)	6,318
Corporate bonds	14,032	8	(1)	14,039	14,276	8	(6)	14,278
Corporate equity security	104	1,765	—	1,869	125	1.923	—	2,048
Total investments	21,284	1,774	(2)	23,056	20,721	1,933	(10)	22,644
Total cash, cash equivalents and investments	$47,591	$1,774	$(2)	$49,363	$45,682	$1,933	$(10)	$47,605
Contractual maturities on investments:
Due within 1 year	$20,324			$22,097	$10,569			$12,499
Due after 1 through 5 years	960			959	10,152			10,145
	$21,284			$23,056	$20,721			$22,644

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Proceeds from sales of available-for-sale investments during the three months and six months ended June 30, 2014 were $346,000. Gross realized gains from sales of available-for-sale investments during the three months and six months ended June 30, 2014 were $324,000. There were no sales of available-for-sales securities and no realized gains and losses for the three and six months ended June 30, 2013.

Also included in short-term investments at June 30, 2014 is our investment in the common stock of Intelligent Epitaxy Technology, Inc. (IntelliEPI), a Taiwan publicly-traded company. We began classifying this asset as an available-for- sale security upon its initial public offering (IPO) in 2013. Prior to the IPO in 2013, during the third and fourth quarter of 2013, we sold some of our stock in IntelliEPI and realized a gain of approximately $800,000. An unrealized gain of $1.8 million net of tax was recorded as of June 30, 2014. These securities are valued at fair market value at June 30, 2014. There is no assurance that the Company will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of June 30, 2014 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$719	$(1)	$730	$—	$1,449	$(1)
Corporate bonds	—	—	1,702	(1)	1,702	(1)
Total in loss position	$719	$(1)	$2,432	$(1)	$3,151	$(2)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $11.7 million and $10.9 million as of June 30, 2014 and December 31, 2013, respectively.

We also maintain minority investments in one company which is accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2014 and December 31, 2013, our investments in this unconsolidated company had a carrying value of $200,000 and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of June 30, 2014, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit, corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three months ended June 30, 2014. There have been no transfers between fair value measurement levels during the three months ended June 30, 2014.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Balance as of June 30, 2014	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$156	$156	$—
Certificates of deposit	7,148	—	7,148
Corporate bonds	14,039	—	14,039
Corporate equity securities	1,869	1,869	—
Total	$23,212	$2,025	$21,187
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three months ended June 30, 2014 or 2013.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 31, 2014	December 31, 2013
Inventories:
Raw materials	$17,254	$21,063
Work in process	14,852	14,027
Finished goods	3,157	4,037
	$35,263	$39,127

As of June 30, 2014 and December 31, 2013, carrying values of inventories were net of inventory reserve of $11.8 million and $11.0 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Accrued compensation and related charges	$1,638	$1,762
Accrued product warranty	980	1,048
Current portion of royalty payments	800	800
Dividends payable by consolidated joint ventures	647	649
Accrued professional services	415	543
Accrued income taxes	206	125
Other accrued liabilities	2,436	2,359
	$7,122	$7,286

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million with one of its equity investment entities. The original term of the loan was for two years and ten months with 3 periodic principal payments required. After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of June 30, 2014, and December 31, 2013, we included $1.7 million in “Related party notes receivable – long term” in our consolidated balance sheets.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2014 and 2013, JiYa has recorded $0 and $10,000 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, JiYa has recorded $0 and $20,000 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. As of June 30, 2014 and December 31, 2013, there were no amounts payable to this equity investment entity.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of June 30, 2014 and December 31, 2013, amounts payable of $1.4 million and $1.5 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2014 and 2013, Jin Mei has recorded $10,000 and $28,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, $16,000 and $93,000 of income from agency sales was recorded in “other expense, net” respectively, in our condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (Tongmei), entered into an operating lease for the land it owns with our consolidated joint venture Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

Tongmei has paid $169,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd., its equity investment entity, to purchase materials. As of June 30, 2014, this balance was included in "prepaid expenses and other current assets" in our consolidated balance sheets.

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

The investments are summarized below (in thousands):

	Investment Balance as of
Company	June 31, 2014	December 31, 2013	Accounting Method	Ownership Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,833	$1,900	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,216	4,692	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	936	945	Equity	25%
	$7,985	$7,537

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

During the three months ended June 30, 2014 and 2013, the three consolidated joint ventures generated $1.1 million and $1.4 million of income, respectively, of which $242,000 and $434,000, respectively, were allocated to minority interests, resulting in $847,000 and $963,000 of income, respectively, to our net income (loss). During the six months ended June 30, 2014 and 2013, the three consolidated joint ventures generated $1.8 million and $2.7 million of income, respectively, of which $447,000 and $875,000, respectively, were allocated to minority interests, resulting in $1.4 million and $1.8 million of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $8.0 million and $7.5 million as of June 30, 2014 and December 31, 2013. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2014 and December 31, 2013, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $3.7 million and $3.4 million, respectively.

All of the minority investment entities that are not consolidated and accounted for under the equity method had the following summarized income information (in thousands) for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$13,466	$9,641	$26,946	$18,914
Gross profit	8,124	3,764	12,087	6,888
Operating income	3,424	2,559	6,088	4,173
Net income	2,607	2,034	4,726	3,329

Our gross entity earnings from all the minority investment entities that are not consolidated and accounted for under the equity method were $625,000 and $471,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $753,000 for the six months ended June 30, 2014 and 2013, respectively.

We also maintain minority investments directly in one privately-held companies accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of June 30, 2014 and December 31, 2013, our investments in this unconsolidated privately-held company had a carrying value of $200,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2013	$3,532	$32	$194,156	$(67,005)	$8,953	$139,668	$5,878	$145,546
Common stock options exercised			6			6		6
Stock-based compensation			589			589		589
Net (loss) income				(1,721)		(1,721)	447	(1,274)
Dividends declared by joint ventures							(83)	(83)
Change in unrealized (loss) gain on marketable securities					139	139		139
Currency translation adjustment					(370)	(370)	(70)	(440)
Balance as of June 30, 2014	$3,532	$32	$194,751	$(68,726)	$8,722	$138,311	$6,172	$144,483

There were no reclassification adjustments from accumulated other comprehensive income for the six months ended June 30, 2014 and 2013.

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

As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Cost of revenue	$5	$5	$10	$11
Selling, general and administrative	245	291	489	575
Research and development	47	42	90	84
Total stock-based compensation	297	338	589	670
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$297	$338	$589	$670

As of June 30, 2014, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.2 million, net of estimated forfeitures of $78,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2014 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model. There were 52,000 and zero stock options granted with weighted average grant date fair values of $1.10 and $0 in the three and six months ended June 30, 2014 and 2013, respectively. The fair value of our stock options granted to employees for the three and six months ended June 30, 2014 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Expected term (in years)	4.0	4.0
Volatility	66.32%	66.32%
Expected dividend	0%	0%
Risk-free interest rate	1.98%	1.98%

The following table summarizes the stock option transactions during the six months ended June 30, 2014 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2014	2,671	$3.29	6.71	$893
Granted	52	2.14
Exercised	(5)	1.29
Canceled and expired	(73)	5.18
Balance as of June 30, 2014	2,645	$3.22	6.48	$383

Options vested and expected to vest as of June 30, 2014	2,645	$3.22	6.48	$383

Options exercisable as of June 30, 2014	1,729	$3.35	5.29	$383

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.14 on June 30, 2014, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2014 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2014	241,232	$3.44
Granted	55,044	$2.18
Vested	(30,320)	$3.96
Non-vested as of June 30, 2014	265,956	$3.12

As of June 30, 2014, the unamortized compensation costs related to unvested restricted stock awards was approximately $599,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.4 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to AXT, Inc.	$319	$(2,035)	$(1,721)	$(4,435)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$275	$(2,079)	$(1,809)	$(4,523)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	32,381	32,382	32,407	32,340
Effect of dilutive securities:
Common stock options	195	—	—	—
Restricted stock awards	22	—	—	—
Denominator for dilutive net income (loss) per common share	32,597	32,382	32,407	32,340
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.01	$(0.06)	$(0.06)	$(0.14)
Diluted	$0.01	$(0.06)	$(0.06)	$(0.14)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,782	2,509	2,619	2,583
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	93	246	248	242

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2014 and December 31, 2013, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2012
Product type:
GaAs substrates	$11,364	$10,642	$19,852	$22,365
InP substrates	3,000	2,017	5,180	3,866
Ge substrates	1,681	5,347	4,959	7,898
Raw materials and other	5,404	5,825	10,803	12,082
Total	$21,449	$23,831	$40,794	$46,211

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013
Geographical region:
Europe (primarily Germany)	$4,968	$5,622	$11,551	$10,311
China	4,960	7,704	9,125	13,733
Japan	3,457	3,020	5,770	5,302
North America (primarily the United States)	2,829	2,043	4,609	5,512
Taiwan	2,785	3,159	4,900	6,938
Asia Pacific (excluding China, Taiwan and Japan)	2,450	2,283	4,839	4,415
Total	$21,449	$23,831	$40,794	$46,211

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30, 2014	December 31, 2013
Long-lived assets by geographic region:
North America	$271	$204
China	34,955	37,417
	$35,226	$37,621

Significant Customers

No customer represented more than 10% of our revenue for the three months ended June 30, 2014 and 2013. No customer represented more than 10% of our revenue for the six months ended June 30, 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 36% and 32% of our revenue for the three months ended June 30, 2014 and 2013, respectively. Our top five customers, although not the same five customers for each period, represented 35% and 30% of our revenue for the six months ended June 30, 2014 and 2013, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our trade accounts receivable balance as of June 30, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

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

We have entered into indemnification agreements with our directors and officers that require us to (i) indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature, (ii) advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and (iii) obtain directors’ and officers’ insurance if available on reasonable terms, which we currently have in place.

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Beginning accrued warranty and related costs	$1,227	$749	$1,048	$588
Accruals for warranties issued	81	111	577	375
Adjustments related to pre-existing warranties including expirations and changes in estimates	(199)	171	(302)	337
Cost of warranty repair	(129)	(227)	343	(496)
Ending accrued warranty and related costs	$980	$804	$980	$804

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

Outstanding contractual obligations as of June 30, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$506	$278	$149	$34	$45
Royalty agreement	2,925	800	1,262	863	—
Total	$3,431	$1,078	$1,411	$897	$45

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of June 30, 2014, we did not have any outstanding material purchase obligations.

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

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $158,000 and losses of $304,000 for the three months ended June 30, 2014 and 2013, respectively. We incurred foreign currency transaction exchange gains of $175,000 and losses of $897,000 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three month ended June 30, 2014 includes no interest and penalties. As of June 30, 2014, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2012.

Provision for income taxes for three and six months ended June 30,  2014 and 2013 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three and six months ended June 30, 2014 or 2013 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

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

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we have completed this restructuring plan and the reduction in force. During the three month period ended June 30, 2014, we incurred no additional restructuring charges.

Note 15. Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 16. Subsequent Event

The Company has evaluated subsequent events and has concluded that no subsequent events that require disclosure in the financial statements have occurred since the quarter ended June 30, 2014.

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

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we have completed this restructuring plan and reduction in force. During the three month period ended June 30, 2014, we incurred no additional restructuring charges.

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

As of June 30, 2014 and December 31, 2013, our accounts receivable, net, balance was $19.3 million and $14.9 million, respectively, which was net of an allowance for doubtful accounts of $570,000 and $869,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2014 and December 31, 2013, our allowance for sales returns was $525,000 and $186,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2014 and December 31, 2013, accrued product warranties totaled approximately $1.0 million. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2014 and December 31, 2013, we had an inventory reserve of $11.8 million and $11.0 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations

Impairment of Investments

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months ended June 30, 2014 or 2013.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of June 30, 2014, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2014.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of June 30, 2014 or December 31, 2013.

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
GaAs	$11,364	$10,642	$722	6.8%
InP	3,000	2,017	983	48.7%
Ge	1,681	5,347	(3,666)	(68.6%)
Raw materials and other	5,404	5,825	(421)	(7.2%)
Total revenue	$21,449	$23,831	$(2,382)	(10.0%)

Revenue decreased $2.4 million, or 10.0%, to $21.4 million for the three months ended June 30, 2014 from $23.8 million for the three months ended June 30, 2013.

Total GaAs substrate revenue increased $722,000, or 6.8%, to $11.4 million for the three months ended June 30, 2014 from $10.6 million for the three months ended June 30, 2013.The increase in GaAs substrate revenue was primarily due to the higher demand environment from our current customer base in the wireless devices market compared to the same period prior year.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates increased $483,000 to $7.9 million for the three months ended June 30, 2014 from $7.4 million for the three months ended June 30, 2013. The increase in revenue from smaller diameter substrates was primarily due to higher 3 inch and 4 inch demand from our current customers in the wireless devices market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulating substrates used in wireless devices, increased $239,000 to $3.4 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013. The increase in revenue from larger diameter substrates was primarily due to stronger demand from our major customers in the wireless devices market compared to the same period prior year.

InP substrate revenue increased $983,000, or 48.7%, to $3.0 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013 as demand from customers in the optical networking industry increased. We continued to see renewed demand for these substrates as investment in high-speed optical communications increased worldwide.

Ge substrate revenue decreased by $3.7 million, or 68.6%, to $1.7 million for the three months ended June 30, 2014 from $5.3 million for the three months ended June 30, 2013 due to fewer planned satellite launches compared to the same period in the prior year and decreased demand for concentrated photovoltaic solar applications from our German and Chinese customers.

Raw materials revenue decreased $421,000, or 7.2%, to $5.4 million for the three months ended June 30, 2014 from $5.8 million for the three months ended June 30, 2013 primarily due to decreased selling prices, which were partially offset by increased tonnage sold of 4N gallium.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
GaAs	$19,852	$22,365	$(2,513)	(11.2%)
InP	5,180	3,866	1,314	34.0%
Ge	4,959	7,898	(2,939)	(37.2%)
Raw materials and other	10,803	12,082	(1,279)	(10.6%)
Total revenue	$40,794	$46,211	$(5,417)	(11.7%)

Revenue decreased $5.4 million, or 11.7%, to $40.8 million for the six months ended June 30, 2014 from $46.2 million for the six months ended June 30, 2013.

Total GaAs substrate revenue decreased $2.5 million, or 11.2%, to $19.9 million for the six months ended June 30, 2014 from $22.4 million for the six months ended June 30, 2013. The decrease in GaAs substrate revenue was primarily due to the lower demand environment from our current customer base in both the wireless devices market and the light emitting diode (LED) market.

Sales of 2 inch, 3 inch and 4 inch diameter GaAs substrates, which are mainly semi-conducting substrates used in LED applications, decreased $877,000 to $14.0 million for the six months ended June 30, 2014 from $14.9 million for the six months ended June 30, 2013. The decrease in revenue from smaller diameter substrates was primarily due to weaker demand from our current customers in the LED market, which was partially offset by an increase in revenue from the 3 inch and 4 inch wireless devices market.

Sales of 5 inch and 6 inch diameter GaAs substrates, which are mainly semi-insulating substrates used in wireless devices, decreased $1.6 million to $5.8 million for the six months ended June 30, 2014 from $7.5 million for the three months ended June 30, 2013. The decrease in revenue from larger diameter substrates was primarily due to weaker demand from our major customers in the wireless devices market.

InP substrate revenue increased $1.3 million, or 34.0%, to $5.2 million for the six months ended June 30, 2014 from $3.9 million for the six months ended June 30, 2013 due to stronger demand from major customers in the optical networking industry.

Ge substrate revenue decreased by $2.9 million, or 37.2%, to $5.0 million for the six months ended June 30, 2014 from $7.9 million for the six months ended June 30, 2013 due to fewer planned satellite launches compared to the same period in the prior year and decreased demand for concentrated photovoltaic solar applications from our German and Chinese customers.

Raw materials revenue decreased $1.3 million, or 10.6%, to $10.8 million for the six months ended June 30, 2014 from $12.1 million for the six months ended June 30, 2013 primarily due to decreased selling prices and decreased tonnage sold of 4N gallium.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$4,968	$5,622	(654)	(11.6%)
% of total revenue	23.2%	23.6%
China	4,960	7,704	(2,744)	(35.6%)
% of total revenue	23.1%	32.3%
Japan	3,457	3,020	437	14.5%
% of total revenue	16.1%	12.7%
North America (primarily the United States)	2,829	2,043	786	38.5%
% of total revenue	13.2%	8.6%
Taiwan	2,785	3,159	(374)	(11.8%)
% of total revenue	13.0%	13.3%
Asia Pacific (excluding China, Taiwan and Japan)	2,450	2,283	167	7.3%
% of total revenue	11.4%	9.6%
Total revenue	$21,449	$23,831	$(2,382)	(10.0%)

Revenue from customers in Europe decreased primarily due to decreased Ge substrate revenue partially offset by increased raw material revenue of 4N gallium and semi-insulating GaAs substrates.

Revenue from customers in China decreased primarily due to decreased Ge substrate revenue and raw materials revenue.

Revenue from customers in Japan increased primarily due to increased semi-insulating GaAs substrate revenue.

Revenue from customers in North America increased primarily due to increased raw material revenue of 4N gallium.

Revenue from customers in Taiwan decreased primarily due to decreased semi-conducting GaAs substrate revenue and semi-insulating GaAs substrate revenue partially offset by increased InP substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) increased primarily due to increased semi-insulating GaAs substrate revenue partially offset by increased Ge substrate revenue.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$11,551	$10,311	$1,240	12.0%
% of total revenue	28.3%	22.3%
China	9,125	13,733	(4,608)	(33.6%)
% of total revenue	22.4%	29.7%
Japan	5,770	5,302	468	8.8%
% of total revenue	14.1%	11.5%
North America (primarily the United States)	4,609	5,512	(903)	(16.4%)
% of total revenue	11.3%	11.9%
Taiwan	4,900	6,938	(2,038)	(29.4%)
% of total revenue	12.0%	15.0%
Asia Pacific (excluding China, Taiwan and Japan)	4,839	4,415	424	9.6%
% of total revenue	11.9%	9.6%
Total revenue	$40,794	$46,211	$(5,417)	(11.7%)

Revenue from customers in Europe increased primarily due to increased raw material revenue partially offset by decreased Ge substrate revenue and GaAs substrate revenue.

Revenue from customers in China decreased primarily due to decreased Ge substrate revenue and raw materials revenue.

Revenue from customers in Japan increased primarily due to increased semi-insulating GaAs substrate revenue partially offset by decreased raw materials revenue.

Revenue from customers in North America decreased primarily due to decreased InP substrate revenue and semi-insulating GaAs substrate.

Revenue from customers in Taiwan decreased primarily due to decreased semi-insulating and semi-conducting GaAs substrate revenue partially offset by increased InP substrate revenue.

Revenue from customers in Asia Pacific (excluding China, Taiwan and Japan) increased primarily due to increased semi-insulating GaAs substrate revenue partially offset by increased Ge substrate revenue.

Gross Margin

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,160	$3,085	$1,075	34.8%
Gross Margin %	19.4%	12.9%

Gross margin increased primarily due to product mix and implementation of cost-saving activities for substrates. However, gross margins for raw material sales decreased due to decreased selling prices of 4N raw gallium.

	Six Months Ended June 30,		Increase
	2013	2013	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,878	$6,569	$309	4.7%
Gross Margin %	16.9%	14.2%

Gross margin increased primarily due to product mix, higher average selling prices for GaAs and Ge and implementation of cost-saving activities for substrates. However, gross margins for raw material sales decreased due to decreased selling prices of 4N raw gallium and PBN.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,688	$4,207	$(519)	(12.3)%
% of total revenue	17.2%	17.7%

Selling, general and administrative expenses decreased primarily due to a decrease in allowance for accounts receivables and implementation of cost-saving activities, partially offset by increased in personal related cost.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$7,124	$8,132	$(1,008)	(12.4)%
% of total revenue	17.5%	17.6%

Selling, general and administrative expenses decreased primarily due to a decrease in allowance for accounts receivables and the companywide cost saving efforts implemented in 2014 including lower personnel related costs, lower facility rent in Fremont and lower stock-based compensation expenses.

Research and Development

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Research and development	$987	$1,039	$(52)	(5.0)%
% of total revenue	4.6%	4.4%

Research and development expenses decreased primarily due to lower consulting expenses accrued for product testing, partially offset by higher issue of inventory for product testing from our joint ventures in China.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Research and development	$1,762	$1,861	$(99)	(5.3)%
% of total revenue	4.3%	4.0%

Research and development expenses decreased primarily due to lower consulting expenses accrued for product testing, partially offset by higher issue of inventory for product testing from our joint ventures in China.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014 we have completed this restructuring plan and the reduction in force. During the three month period ended June 30, 2014, we incurred no restructuring charges.

Interest Income, Net

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Interest income, net	$127	$50	$77	154.0%
% of total revenue	0.6%	0.2%

Interest income, net increased primarily due to higher returns from the mix of investment securities.

	Six Months Ended June 30,		Increase
	2013	2012	(Decrease)	% Change
	($ in thousands)
Interest income, net	$254	$81	$173	213.6%
% of total revenue	0.6%	0.2%

Interest income, net increased primarily due to higher returns from the mix of investment securities.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$625	$471	$154	32.7%
% of total revenue	2.9%	2.0%

Equity in earnings of unconsolidated joint ventures increased due to higher net income from improved performance of our minority-owned joint ventures that are not consolidated.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$1,112	$753	$359	47.7%
% of total revenue	2.7%	1.6%

Equity in earnings of unconsolidated joint ventures increased due to higher net income from improved performance of our minority-owned joint ventures that are not consolidated.

Other Income (Expense), Net

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$476	$381	$95	2.5%
% of total revenue	2.2%	1.6%

Other income, net increased primarily due to foreign exchange gains and lower withholding tax on foreign dividends from our consolidated joint ventures partially offset by the lower gain recognized from the sale of IntelliEpi stock compared to the same period last year.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$486	$(444)	$930	NM
% of total revenue	1.2%	1.0%

NM= % not meaningful

Other income, net increased primarily due to foreign exchange gains in 2014 compared to losses in 2013 and lower withholding tax on foreign dividends from our consolidated joint ventures partially offset by the lower gain recognized from the sale of IntelliEpi stock compared to the same period last year.

Provision for Income Taxes

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$152	$342	$(190)	(55.6)%
% of total revenue	0.7%	1.4%

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

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$211	$526	$(315)	(59.9)%
% of total revenue	1.0%	1.1%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss for the six months ended June 30, 2014 and our available net operating loss carryforwards.

Noncontrolling Interest

	Three Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$242	$434	$(192)	(44.2)%
% of total revenue	1.1%	1.8%

Noncontrolling interest decreased primarily due to lower profitability from our China consolidated joint venture operations as profits from raw materials sales have decreased due to decreased selling prices compared to the same period prior year.

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$477	$875	$(398)	(45.5)%
% of total revenue	2.2%	1.9%

Noncontrolling interest decreased primarily due to lower profitability from one of our China consolidated joint venture operations compared to the same period last year.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. In 2013, we re-categorized our IntelliEPI investment from cost method to  fair value as they completed their initial public offering in 2013. As of June 30, 2014, our principal sources of liquidity were $49.4 million of cash and investments of which $5.8 million was held by our consolidated joint ventures which are not available for use in the United States without paying income taxes. Our cash and investments consist of cash and cash equivalents of $26.3 million, short-term investments of $22.1 million and long-term investments of $1.0 million.

Cash and cash equivalents of $26.3 million increased by $1.3 million and short-term and long-term investments of $23.1 million increased by $0.4 million during the six months ended June 30, 2014. Cash and cash equivalents of $21.9 million decreased by $8.7 million and short-term and long-term investments of $23.5 million increased by $4.0 million during the six months ended June 30, 2013.

Net cash provided by operating activities of $2.9 million for the six months ended June 30, 2014 was primarily comprised of non-cash items of depreciation of $2.8 million, stock-based compensation of $589,000, a net change of $529,000 in assets and liabilities and amortization of marketable securities premium of $245,000, offset by our net loss of $1.3 million. The $529,000 net change in assets and liabilities primarily resulted from a $3.8 million decrease in inventories, a $3.3 million decrease in prepaid expenses and other current assets and a $245,000 decrease in other long-term liabilities, offset by a $4.4 million increase in accounts receivable, a $399,000 increase in other assets, a $1.5 million decrease in accounts payable and a $504,000 decrease in accrued liabilities.

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

Net cash used in investing activities of $1.4 million for the six months ended June 30, 2014 was primarily from the purchase of property, plant and equipment of $600,000 and the purchase of investments totaling $3.7 million offset by the maturities of investments totaling $2.9 million.

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

Net cash used in financing activities of $77,000 for the six months ended June 30, 2014 consisted of $83,000 net dividends paid by our joint ventures, offset by net proceeds of $6,000 on the issuance of common stock pursuant to stock option exercises.

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

Line of Credit

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of June 30, 2014 and December 31, 2013.

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

Outstanding contractual obligations as of June 30, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$506	$278	$149	$34	$—
Royalty agreement	2,925	800	1,262	863	45
Total	$3,431	$1,078	$1,411	$897	$45

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of June 30, 2014 and December 31, 2013, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and six months ended June 30, 2014, we recorded net foreign exchange gains of $158,000 and $175,000 respectively, included as part of “other income (expense), net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to the settlement of transactions in a currency other than the entities functional currency. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three and six months ended June 30, 2014, we recorded foreign currency translation gains of $80,000 and foreign currency translation losses of $441,000 respectively, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2014	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$26,150	0.95%	$248	$224	$273
Cash equivalents	156	0.02	—	—	—
Investment in debt and equity instruments	21,188	3.44	729	656	802
			$977	$880	$1,075

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for over 10% of our trade accounts receivable balance as of June 30, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2014 and December 31, 2013, the direct minority investments totaled $200,000 and $325,000, and the indirect minority investments by our consolidated joint ventures totaled $3.7 million and $3.4 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our Chief Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in ensuring that information required to be disclosed on SEC reports is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 26.3% in the quarter ended September 30, 2012 to 11.9% for the quarter ended September 30, 2013.

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align demand with manufacturing capacity. Under the restructuring plan, Tongmei would implement certain workforce reductions with respect to its manufacturing facility in China. We have completed this restructuring plan in March 2014. Significant risks associated with this plan that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include decreases in employee morale and the failure to meet operational targets due to the loss of employees.

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. No customer represented more than 10% of our revenue for the three months ended June 30, 2014 and 2013. No customer represented more than 10% of our revenue for the six months ended June 30, 2014 and 2013. Our top five customers, although not the same customers for each period, represented 36% and 32% of our revenue for the three months ended June 30, 2014 and 2013, respectively and 35% and 30% for the six months ended June 30, 2014 and 2013, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

We have invested in joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these ventures for our use and they sell the remainder of their production to third parties. Our ownership interest in these entities ranges from 20% to 83%. We consolidate the joint ventures in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source finished products from another independent third party supplier, resulting in reduced gross margin.

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

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 87% and 91% of our total revenue for the three months ended June 30, 2014 and 2013, respectively and 89% and 88% for the six months ended June 30, 2014 and 2013, respectively. We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

AXT, INC.

Dated: August 8, 2014	By:	/s/ MORRIS S. YOUNG
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