Form 10-Q
period 2014-09-30
AXT INC
filed 2014-11-06
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, $0.001 par value	32,837,252

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2014	2013*
ASSETS
Current assets:
Cash and cash equivalents	$25,793	$24,961
Short-term investments	15,366	12,499
Accounts receivable, net of allowances of $987 and $1,054 as of September 30, 2014 and December 31, 2013, respectively	21,079	14,943
Inventories	36,648	39,127
Prepaid expenses and other current assets	5,914	8,010
Total current assets	104,800	99,540
Long-term investments	7,332	10,145
Property, plant and equipment, net	34,663	37,621
Related party notes receivable – long-term	1,874	1,715
Other assets	15,216	14,801
Total assets	$163,885	$163,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,480	$8,140
Accrued liabilities	6,790	7,286
Total current liabilities	16,270	15,426
Long-term portion of royalty payments	1,925	2,525
Other long-term liabilities	323	325
Total liabilities	18,518	18,276
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2014 and December 31, 2013 (Liquidation preference of $6.2 million and $6.1 million as of September 30, 2014 and December 31, 2013, respectively)	3,532	3,532
Common stock, $0.001 par value per share; 70,000 shares authorized; 32,771 and 32,605 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	32	32
Additional paid-in capital	195,151	194,156
Accumulated deficit	(68,082)	(67,005)
Accumulated other comprehensive income	8,333	8,953
Total AXT, Inc. stockholders’ equity	138,966	139,668
Noncontrolling interests	6,401	5,878
Total stockholders’ equity	145,367	145,546
Total liabilities and stockholders’ equity	$163,885	$163,822

*Derived from the audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$23,138	$20,521	$63,932	$66,732
Cost of revenue	17,820	18,075	51,736	57,717
Gross profit	5,318	2,446	12,196	9,015

Operating expenses:
Selling, general and administrative	3,505	4,303	10,629	12,435
Research and development	1,160	766	2,922	2,627
Restructuring charge	—	—	907	—
Total operating expenses	4,665	5,069	14,458	15,062
Income (loss) from operations	653	(2,623)	(2,262)	(6,047)
Interest income, net	106	55	360	136
Equity in earnings of unconsolidated joint ventures	390	346	1,502	1,099
Other income (expense), net	(236)	(47)	250	(491)

Income (loss) before provision for income taxes	913	(2,269)	(150)	(5,303)
Provision for (benefit from) income taxes	43	(204)	254	322
Net income (loss)	870	(2,065)	(404)	(5,625)
Less: Net income attributable to noncontrolling interest	(226)	(230)	(673)	(1,105)
Net income (loss) attributable to AXT, Inc.	$644	$(2,295)	$(1,077)	$(6,730)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.07)	$(0.04)	$(0.21)
Diluted	$0.02	$(0.07)	$(0.04)	$(0.21)

Weighted average number of common shares outstanding:
Basic	32,504	32,366	32,416	32,407
Diluted	32,738	32,366	32,416	32,407

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$870	$(2,065)	$(404)	$(5,625)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	32	307	(408)	1,177
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(418)	73	(279)	26
Total other comprehensive income (loss), net of tax	(386)	380	(687)	1,203
Comprehensive income (loss)	484	(1,685)	(1,091)	(4,422
Less: Comprehensive income attributable to noncontrolling interest	(229)	(272)	(606)	(1,353)
Comprehensive income (loss) attributable to AXT, Inc.	$255	$(1,957)	$(1,697)	$(5,775)

See accompanying notes to condensed consolidated financial statements

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(404)	$(5,625)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,219	4,075
Amortization of marketable securities premium	352	394
Stock-based compensation	861	1,004
Provision for doubtful accounts	9	627
Gain on sale of investments	(626)	(811)
Gain on disposal of property, plant and equipment, net	(10)	(7)
Changes in assets and liabilities:
Accounts receivable, net	(6,182)	1,083
Inventories	2,400	2,147
Prepaid expenses and other current assets	2,076	(1,730)
Other assets	(655)	(77)
Accounts payable	1,372	2,647
Accrued liabilities	(187)	774
Other long-term liabilities	(648)	(494)
Net cash provided by operating activities	2,577	4,007

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,374)	(3,919)
Proceeds from sale of property, plant and equipment	10	9
Purchases of available for sale securities	(11,346)	(14,091)
Proceeds from sales and maturities of available for sale securities	10,998	12,486
Net cash used in investing activities	(1,712)	(5,515)

Cash flows from financing activities:
Proceeds from common stock options exercised	134	278
Repurchase of the Company’s common stock, including commission	—	(287)
Dividends paid by joint ventures	(83)	(1,730)
Net cash provided by (used in) in financing activities	51	(1,739)
Effect of exchange rate changes on cash and cash equivalents	(84)	336
Net increase (decrease) in cash and cash equivalents	832	(2,911)
Cash and cash equivalents at the beginning of the period	24,961	30,634
Cash and cash equivalents at the end of the period	$25,793	$27,723

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014 filed with the SEC on May 9, 2014 and August 8, 2014, respectively.

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority-owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For majority-owned subsidiaries, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2014				December 31, 2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$25,769	$—	$—	$25,769	$24,852	$—	$—	$24,852
Cash equivalents:
Money market fund	24	—	—	24	109	—	—	109
Total cash and cash equivalents	25,793	—	—	25,793	24,961	—	—	24,961

Investments (available for sale):
Certificates of deposit	9,713	2	(16)	9,699	6,320	2	(4)	6,318
Corporate bonds	11,543	2	(26)	11,519	14,276	8	(6)	14,278
Corporate equity security	88	1,392	—	1,480	125	1,923	—	2,048
Total investments	21,344	1,396	(42)	22,698	20,721	1,933	(10)	22,644
Total cash, cash equivalents and investments	$47,137	$1,396	$(42)	$48,491	$45,682	$1,933	$(10)	$47,605
Contractual maturities on investments:
Due within 1 year	$13,972			$15,366	$10,569			$12,499
Due after 1 through 5 years	7,372			7,332	10,152			10,145
	$21,344			$22,698	$20,721			$22,644

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Proceeds from sales of available-for-sale investments during the three months and nine months ended September 30, 2014 were $319,000 and $665,000, respectively. Gross realized gains from sales of available-for-sale investments during the three months and nine months ended September 30, 2014 were $302,000 and $626,000, respectively. There were no sales of available-for-sales securities and no realized gains and losses for the three and nine months ended September 30, 2013.

Also included in short-term investments at September 30, 2014 is our investment in the common stock of Intelligent Epitaxy Technology, Inc. (IntelliEPI), a Taiwan publicly-traded company. We began classifying this asset as an available-for- sale security upon its initial public offering (IPO) in 2013. Prior to the IPO in 2013, during the third and fourth quarter of 2013, we sold some of our stock in IntelliEPI and realized a gain of approximately $800,000. During the nine months ended September 30, 2014 we sold additional IntelliEpi stock and realized a gain of approximately $626,000. An unrealized gain of $1.4 million net of tax remains as of September 30, 2014 for IntelliEpi stock still held. These securities are valued at fair market value at September 30, 2014. There is no assurance that the Company will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of September 30, 2014 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,009	$(16)	$—	$—	$4,009	$(16)
Corporate bonds	3,802	(25)	4,583	(1)	8,385	(26)
Total in loss position	$7,811	$(41)	$4,583	$(1)	$12,394	$(42)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $12.1 million and $10.9 million as of September 30, 2014 and December 31, 2013, respectively.

We also maintain minority investments in one company which is accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of September 30, 2014 and December 31, 2013, our investments in this unconsolidated company had a carrying value of $200,000 and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of September 30, 2014, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit, corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the three months and nine months ended September 30, 2014. There have been no transfers between fair value measurement levels during the three months and nine months ended September 30, 2014.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 (in thousands):

	Balance as of September 30, 2014	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$24	$24	$—
Corporate equity securities	1,480	1,480	—
Certificates of deposit	9,699	—	9,699
Corporate bonds	11,519	—	11,519
Total	$22,722	$1,504	$21,218
Liabilities	$—	$—	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 (in thousands):

	Balance as of December 31, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$109	$109	$—
Corporate equity securities	2,048	2,048	—
Certificates of deposit	6,318	—	6,318
Corporate bonds	14,278	—	14,278
Total	$22,753	$2,157	$20,596
Liabilities	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in companies accounted for by equity and cost methods (See Note 6). We did not record any other-than-temporary impairment charges for any of these investments during the three and nine months ended September 30, 2014 and 2013.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2014	2013
Inventories:
Raw materials	$19,249	$21,063
Work in process	14,372	14,027
Finished goods	3,027	4,037
	$36,648	$39,127

As of September 30, 2014 and December 31, 2013, carrying values of inventories were net of inventory reserve of $11.9 million and $11.0 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2014	2013
Accrued compensation and related charges	$1,823	$1,762
Accrued product warranty	904	1,048
Current portion of royalty payments	800	800
Dividends payable by consolidated joint ventures	647	649
Accrued professional services	528	543
Accrued income taxes	244	125
Other accrued liabilities	1,844	2,359
	$6,790	$7,286

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million with one of its equity investment entities. The original term of the loan was for two years and ten months with 3 periodic principal payments required. After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of September 30, 2014, and December 31, 2013, we included $1.7 million in “Related party notes receivable – long term” in our consolidated balance sheets.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2014 and 2013, JiYa has recorded $0 of income from agency sales. For the nine months ended September 30, 2014 and 2013, JiYa has recorded $0 and $20,000 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. As of September 30, 2014 and December 31, 2013, there were no amounts payable to this equity investment entity.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of September 30, 2014 and December 31, 2013, amounts payable of $1.85 million and $1.5 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2014 and 2013, Jin Mei has recorded $1,000 and $29,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, $17,000 and $123,000 of income from agency sales was recorded in “other expense, net” respectively, in our condensed consolidated statements of operations.

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

Tongmei has paid $120,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd., its equity investment entity, to purchase materials. In 2014, an agreement was signed between Tongmei and Donghai to set the date of repayment on December 31, 2015. As of September 30, 2014, this balance was included in “Related party notes receivable – long term” in our consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $49,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest is due on December 31, 2015. As of September 30, 2014, this balance was included in “Related party notes receivable – long term” in our consolidated balance sheets.

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

The investments are summarized below (in thousands):

	Original Investment as of
	September 30,	December 31,	Accounting	Ownership
Company	2014	2013	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2014	2013	Method	Percentage
Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,761	$1,900	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,355	4,692	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	988	945	Equity	25%
	$8,104	$7,537

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

During the three months ended September 30, 2014 and 2013, the three consolidated joint ventures generated $1.1 million and $565,000 of income, respectively, of which $226,000 and $230,000, respectively, were allocated to minority interests, resulting in $837,000 and $335,000 of income, respectively, included in our net income (loss). During the nine months ended September 30, 2014 and 2013, the three consolidated joint ventures generated $2.9 million and $3.3 million of income, respectively, of which $673,000 and $1.1 million, respectively, was allocated to minority interests, resulting in $2.2 million and $2.2 million of income, respectively, included in our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $8.1 million and $7.5 million as of September 30, 2014 and December 31, 2013. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments in privately-held companies made indirectly through our consolidated joint ventures.  These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2014 and December 31, 2013, our consolidated joint ventures included these minority investments in “other assets” in the condensed consolidated balance sheets with a carrying value of $4.0 million and $3.4 million, respectively.

All of the minority investment entities that are not consolidated and are accounted for under the equity method had the following summarized income information (in thousands) for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$11,487	$11,024	$38,433	$29,938
Gross profit	$5,371	$3,628	$17,458	$10,516
Operating income	$2,289	$2,393	$8,377	$6,566
Net income	$1,759	$1,631	$6,485	$4,960

Our percentage of the entity earnings from all the minority investment entities that are not consolidated and are accounted for under the equity method were $390,000 and $346,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

We also maintain minority investments directly in one privately-held company accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of September 30, 2014 and December 31, 2013, our investments in this unconsolidated privately-held company had a carrying value of $200,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2013	$3,532	$32	$194,156	$(67,005)	$8,953	$139,668	$5,878	$145,546
Common stock options exercised			134			134		134
Stock-based compensation			861			861		861
Net (loss) income				(1,077)		(1,077)	673	(404)
Dividends declared by joint ventures							(83)	(83)
Change in unrealized (loss) gain on marketable securities					(279)	(279)		(279)
Currency translation adjustment					(341)	(341)	(67)	(408)
Balance as of September 30, 2014	$3,532	$32	$195,151	$(68,082)	$8,333	$138,966	$6,401	$145,367

There were no reclassification adjustments from accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations.  See Note 16 for further details.

Note 8. Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) topic 718, Compensation-Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of our stock-based compensation is accounted for as an equity instrument.

The following table summarizes compensation costs related to our stock-based awards (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Cost of revenue	$4	$6	$14	$17
Selling, general and administrative	227	285	716	860
Research and development	41	43	131	127
Total stock-based compensation	272	334	861	1,004
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$272	$334	$861	$1,004

As of September 30, 2014, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.3 million, net of estimated forfeitures of $46,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2014 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model. There were 200,000 and 60,000 stock options granted with weighted average grant date fair values of $1.08 and $1.21 in the three months ended September 30, 2014 and 2013, respectively. There were 252,000 and 60,000 stock options granted with weighted average grant date fair values of $1.09 and $1.21 in the nine months ended September 30, 2014 and 2013, respectively. The fair value of our stock options granted to employees for the three and nine months ended September 30, 2014 was estimated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014

Expected term (in years)	4.4	4.3
Volatility	62.26%	63.10%
Expected dividend	0%	0%
Risk-free interest rate	1.86%	1.88%

The following table summarizes the stock option transactions during the nine months ended September 30, 2014 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2014	2,671	$3.29	6.71	$893
Granted	252	2.26
Exercised	(112)	1.21
Canceled and expired	(73)	5.18
Balance as of September 30, 2014	2,738	$3.23	6.72	$585

Options vested and expected to vest as of September 30, 2014	2,738	$3.23	6.72	$585

Options exercisable as of September 30, 2014	1,688	$3.52	5.44	$505

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.44 on September 30, 2014, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2014 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2014	241,232	$3.44
Granted	55,044	$2.18
Vested	(48,420)	$4.66
Non-vested as of September 30, 2014	247,856	$2.92

As of September 30, 2014, the unamortized compensation costs related to unvested restricted stock awards was approximately $514,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.2 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to AXT, Inc.	$644	$(2,295)	$(1,077)	$(6,730)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)

Net income (loss) available to common stockholders	$600	$(2,339)	$(1,209)	$(6,862)
Denominator:
Weighted average common shares (basic)	32,504	32,366	32,416	32,407
Effect of dilutive securities:
Common stock options	201	—	—	—
Restricted stock awards	33	—	—	—
Weighted average common shares (dilutive)	32,738	32,366	32,416	32,407
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.07)	$(0.04)	$(0.21)
Diluted	$0.02	$(0.07)	$(0.04)	$(0.21)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,000	2,524	2,684	2,563
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	77	243	250	242

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2014 and December 31, 2013, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$23,138	$20,521	$63,932	$66,732

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2014	2013	2014	2013
Geographical region:
Europe (primarily Germany)	$5,429	$5,732	$16,980	$16,043
China	4,298	6,611	13,423	20,344
Taiwan	3,835	1,536	8,735	8,474
Japan	3,511	1,931	9,281	7,233
Asia Pacific (excluding China, Taiwan and Japan)	3,537	2,413	8,376	6,828
North America (primarily the United States)	2,528	2,298	7,137	7,810
Total	$23,138	$20,521	$63,932	$66,732

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2014	2013

North America	$255	$204
China	34,408	37,417
	$34,663	$37,621

Significant Customers

No customer represented more than 10% of our revenue for the three months ended September 30, 2014 and 2013. No customer represented more than 10% of our revenue for the nine months ended September 30, 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 35% and 37% of our revenue for the three months ended September 30, 2014 and 2013, respectively. Our top five customers, although not the same five customers for each period, represented 35% and 31% of our revenue for the nine months ended September 30, 2014 and 2013, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our trade accounts receivable balance as of September 30, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update these based on the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Beginning accrued warranty and related costs	$980	$804	$1,048	$588
Accruals for warranties issued	243	183	820	588
Adjustments related to pre-existing warranties including expirations and changes in estimates	(55)	14	(357)	351
Cost of warranty repair	(264)	(106)	(607)	(602)
Ending accrued warranty and related costs	$904	$895	$904	$895

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2023. The majority of our lease obligations relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately total $382,000 during 2014 and 2015. In September 2014, we signed an amendment to the current lease to further reduce square footage to 19,467 square feet and to extend the term of the lease two more years.

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

Outstanding contractual obligations as of September 30, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$689	$260	$330	$53	$46
Royalty agreement	2,725	800	1,206	719	—
Total	$3,414	$1,060	$1,536	$772	$46

Purchase Obligations

In the normal course of business, we purchase or place orders for the necessary materials for our products from various suppliers and we commit to purchase products where we may incur a penalty if the agreement was canceled. As of September 30, 2014, we did not have any outstanding material purchase obligations.

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

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange losses of $556,000 and $67,000 for the three months ended September 30, 2014 and 2013, respectively. We incurred foreign currency transaction exchange losses of $381,000 and $964,000 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended September 30, 2014 includes no interest and penalties. As of September 30, 2014, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2012.

Provision for income taxes for three and nine months ended September 30, 2014 and 2013 was mostly related to our China subsidiary and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three and nine months ended September 30, 2014 and 2013 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

Note 14. Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align manufacturing capacity with demand.  Under the restructuring plan, Tongmei implemented certain workforce reductions with respect to its manufacturing facility in China. We also announced that the restructuring plan would be completed by March 31, 2014, depending on local legal requirements.

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we have completed this restructuring plan and the reduction in force. During the three month period ended September 30, 2014, we incurred no additional restructuring charges.

Note 15. Recent Accounting Pronouncements

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2016. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Note 16. Subsequent Events

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations.

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

On August 11, 2014, we announced the appointment of Mr. Gary L. Fischer as the Company’s Vice President, Chief Financial Officer and Corporate Secretary, effective as of August 11, 2014. Dr. Morris S. Young, Chief Executive Officer of the Company relinquished his role as Interim Chief Financial Officer and Corporate Secretary of the Company, effective as of August 11, 2014.

Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align manufacturing capacity with demand. Under the restructuring plan, Tongmei implemented certain workforce reductions with respect to its manufacturing facility in China.  We also announced that the restructuring plan would be completed by March 31, 2014, depending on local legal requirements.

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we have completed this restructuring plan and reduction in force. During the three month period ended September 30, 2014, we incurred no additional restructuring charges.

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

As of September 30, 2014 and December 31, 2013, our accounts receivable, net, balance was $21.1 million and $14.9 million, respectively, which was net of an allowance for doubtful accounts of $430,000 and $869,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2014 and December 31, 2013, our allowance for sales returns was $557,000 and $186,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2014 and December 31, 2013, accrued product warranties totaled approximately $0.9 million and $1.0 million, respectively. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2014 and December 31, 2013, we had an inventory reserve of $11.9 million and $11.0 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three or nine months ended September 30, 2014 or 2013.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of September 30, 2014, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets). There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2014.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of September 30, 2014 or December 31, 2013.

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

Results of Operations

Revenue

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Revenue	$23,138	$20,521	$2,617	12.8%

Revenue increased $2.6 million, or 12.8%, to $23.1 million for the three months ended September 30, 2014 from $20.5 million for the three months ended September, 2013.  In aggregate, revenue increased for our substrate materials products as a result of general increased demand, favorable product mix and more stabilization in demand from our customers in the wireless devices market. In addition, a wafer substrate manufacturer elected to purchase raw wafers in the open market and awarded orders to us. Similarly, our raw materials revenue increased as a result of stronger demand and our ability to respond quickly to short lead time requirements.

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Revenue	$63,932	$66,732	$(2,800)	(4.2%)

Revenue decreased $2.8 million, or 4.2%, to $63.9 million for the nine months ended September 30, 2014 from $66.7 million for the nine months ended September, 2013. The revenue decrease resulted from decreased demand for our substrate materials, particularly in the wireless devices market. This decrease was partially offset when a wafer substrate manufacturer elected to purchase raw wafers in the open market and awarded orders to us. In addition, the decreases were partially offset by increases in our raw materials revenue.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$5,429	$5,732	(303)	(5.3%)
% of total revenue	23.4%	27.9%
China	4,298	6,611	(2,313)	(35.0%)
% of total revenue	18.6%	32.2%
Taiwan	3,835	1,536	2,299	149.7%
% of total revenue	16.6%	7.5%
Japan	3,511	1,931	1,580	81.8%
% of total revenue	15.2%	9.4%
Asia Pacific (excluding China, Taiwan and Japan)	3,537	2,413	1,124	46.6%
% of total revenue	15.3%	11.8%
North America (primarily the United States)	2,528	2,298	230	10.0%
% of total revenue	10.9%	11.2%
Total revenue	$23,138	$20,521	$2,617	12.8%

Revenue by geographic region shows strong expansion in both Taiwan and Japan which resulted from a strategic focus of our selling and business development efforts in these two countries initiated late in 2013.  This strategic focus delivered modest benefits earlier in 2014 and more substantial benefits in Q3 2014.  Further, we assigned additional resources for technical support to assist our customers in characterizing the products we delivered. Revenue from customers in China decreased primarily due to decreased substrate revenue and raw materials revenue.

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$16,980	$16,043	$937	5.8%
% of total revenue	26.5%	24.1%
China	13,423	20,344	(6,921)	(34.0%)
% of total revenue	21.0%	30.5%
Taiwan	8,735	8,474	261	3.1%
% of total revenue	13.7%	12.7%
Japan	9,281	7,233	2,048	28.3%
% of total revenue	14.5%	10.8%
Asia Pacific (excluding China, Taiwan and Japan)	8,376	6,828	1,548	22.7%
% of total revenue	13.1%	10.2%
North America (primarily the United States)	7,137	7,810	(673)	(8.6%)
% of total revenue	11.2%	11.7%
Total revenue	$63,932	$66,732	$(2,800)	(4.2%)

Revenue by geographic region shows expansion particularly in Japan and also in Asia Pacific.  Increases in Japan resulted from a strategic focus of our selling and business development efforts initiated late in 2013.  Increases in Asia Pacific resulted from generally a more active market for our products with existing customers.  Further, we assigned additional resources for technical support to assist our customers in characterizing the products we delivered. Revenue from customers in China decreased primarily due to decreased substrate revenue and raw materials revenue.

Gross Margin

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,318	$2,446	$2,872	117.4%
Gross Margin %	23.0%	11.9%

Gross margin increased primarily due to product mix, cost saving and increase volume.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Gross profit	$12,196	$9,015	$3,181	35.3%
Gross Margin %	19.1%	13.5%

Gross margin increased primarily due to product mix and implementation of cost-saving activities.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,505	$4,303	$(798)	(18.5)%
% of total revenue	15.1%	21.0%

Selling, general and administrative expenses decreased primarily due to a decrease in bad debt expense, lower facility rent and implementation of cost-saving activities.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$10,629	$12,435	$(1,806)	(14.5)%
% of total revenue	16.6%	18.6%

Selling, general and administrative expenses decreased primarily due to a decrease in bad debt expense and the companywide cost saving efforts implemented in 2014 including lower personnel related costs, lower facility rent in Fremont and lower stock-based compensation expenses.

Research and Development

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Research and development	$1,160	$766	$394	51.4%
% of total revenue	5.0%	3.7%

Research and development expenses increased primarily due to the higher usage of materials for product testing from our joint ventures in China and higher personnel related costs.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Research and development	$2,922	$2,627	$295	11.2%
% of total revenue	4.6%	3.9%

Research and development expenses increased primarily due to the higher usage of materials for product testing from our joint ventures in China and higher personnel related costs associated with research and development, partially offset by lower consulting expenses accrued for product testing.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014 we have completed this restructuring plan and the reduction in force. During the three month period ended September 30, 2014, we incurred no restructuring charges.

Interest Income, Net

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Interest income, net	$106	$55	$51	92.7%
% of total revenue	0.5%	0.3%

Interest income, net increased primarily due to higher returns from the mix of investment securities.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Interest income, net	$360	$136	$224	164.7%
% of total revenue	0.6%	0.2%

Interest income, net increased primarily due to higher returns from the mix of investment securities.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$390	$346	$44	12.7%
% of total revenue	1.7%	1.7%

Equity in earnings of unconsolidated joint ventures remained relatively unchanged compared to the prior year same period.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$1,502	$1,099	$403	36.7%
% of total revenue	2.3%	1.6%

Equity in earnings of unconsolidated joint ventures increased on a year to date basis compared to the same period last year primarily due to higher net income from improved performance of our minority-owned joint ventures that are not consolidated.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$(236)	$(47)	$(189)	402.1%
% of total revenue	(1.0)%	(0.2)%

Other expense, net increased primarily due to higher foreign exchange losses, partially offset by the gain recognized from the sale of IntelliEpi common stock.

	Nine Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$250	$(491)	$741	NM
% of total revenue	0.4%	(0.7)%

NM = % not meaningful

Other income, net increased primarily due to lower foreign exchange losses in 2014 compared to 2013 by approximately $600,000 and lower withholding tax on foreign dividends from our consolidated joint ventures, partially offset by lower gain recognized from the sale of IntelliEpi common stock.

Provision for (benefit from) Income Taxes

	Three Months Ended
	September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Provision for (benefit from) income taxes	$43	$(204)	$247	NM
% of total revenue	0.2%	(1.0)%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations. The increase in provision for income taxes was primarily due to increased sales and net income of our foreign subsidiaries offset by lower taxable income for state tax purposes in the U.S. We recorded a tax benefit in the quarter ended September 30, 2013 related to tax refunds received and expected to be received for our China joint ventures. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our available net operating loss carryforwards.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Provision for (benefit from) income taxes	$254	$322	$(68)	(21.1)%
% of total revenue	-1.1%	0.5%

Provision for income taxes was mostly related to our China subsidiary and our China joint venture operations. The decrease in provision for income taxes was primarily due to decreased sales and net income of our foreign subsidiaries as well as lower taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no federal income tax or benefit has been provided for U.S. operations due to our net loss for the nine months ended September 30, 2014 and our available net operating loss carryforwards.

Noncontrolling Interest

	Three Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$226	$230	$(4)	(1.7)%
% of total revenue	1.0%	1.1%

Noncontrolling interest remained relatively unchanged compared to the prior year same period.

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$673	$1,105	$(432)	(39.1)%
% of total revenue	1.1%	1.7%

Noncontrolling interest decreased primarily due to lower profitability from our China consolidated joint venture operations as profits from raw materials sales have decreased.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. As of September 30, 2014, our principal sources of liquidity were $48.5 million of cash and investments of which $8.6 million was held by our consolidated joint ventures and is not available for use in the United States without first paying income taxes. Our cash and investments consist of cash and cash equivalents of $25.8 million, short-term investments of $15.4 million and long-term investments of $7.3 million.

Cash and cash equivalents of $25.8 million increased by $832,000 and short-term and long-term investments of $22.7 million remained unchanged during the nine months ended September 30, 2014. Cash and cash equivalents of $27.7 million decreased by $2.9 million and short-term and long-term investments of $20.7 million increased by $1.2 million during the nine months ended September 30, 2013.

Net cash provided by operating activities of $2.6 million for the nine months ended September 30, 2014 was primarily comprised of non-cash items of depreciation of $4.2 million, stock-based compensation of $861,000, amortization of marketable securities premium of $352,000, provision for doubtful accounts of $9,000, offset by our net loss of $404,000, gain on sale of investments of $626,000, gain on disposal property and equipment of $10,000 and a net change of $1.8 million in assets and liabilities. The $1.8 million net change in assets and liabilities primarily resulted from a $2.4 million decrease in inventories, a $2.1 million decrease in prepaid expenses and other current assets and a $648,000 decrease in other long-term liabilities, offset by a $6.2 million increase in accounts receivable, a $655,000 increase in other assets, a $1.4 million increase in accounts payable and a $187,000 decrease in accrued liabilities.

Net cash provided by operating activities of $4.0 million for the nine months ended September 30, 2013 primarily comprised of our net loss of $5.6 million, adjusted for non-cash items of depreciation of $4.1 million, stock-based compensation of $1.0 million, provision for doubtful accounts of $627,000, amortization of marketable securities premium of $394,000, offset by gain on sale of investments of $811,000 and gain on disposal property and equipment of $7,000, and a net change of $4.4 million in assets and liabilities. The $4.4 million net change in assets and liabilities primarily resulted from a $2.1 million decrease in inventories, a $774,000 increase in accrued liabilities and a $1.1 million decrease in accounts receivable, partially offset by a $77,000 increase in other assets, a $1.7 million increase in prepaid expenses and other current assets, a $2.6 million increase in accounts payable and a $494,000 decrease in other long-term liabilities.

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2014 was primarily from the purchase of property, plant and equipment of $1.4 million and the purchase of investments totaling $11.3 million offset by the maturities of investments totaling $11.0 million.

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

Net cash provided by financing activities of $51,000 for the nine months ended September 30, 2014 consisted of $83,000 net dividends paid by our joint ventures, offset by net proceeds of $134,000 on the issuance of common stock pursuant to stock option exercises.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. See Note 16—“Subsequent Events” in the notes to condensed financial statements for additional information.

Line of Credit

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million, which is secured by marketable securities we have with the bank. There were no outstanding borrowings under this line of credit as of September 30, 2014 and December 31, 2013.

Contractual Obligations and Operating Leases

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through February 2023. The majority of our lease obligations relates to our lease agreement for the facility at Fremont, California with approximately 27,760 square feet, which commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately total $382,000 during 2014 and 2015. On September 2014, we signed an amendment to the current lease to further reduce square footage to 19,467 square feet and to extend the term of the lease two more years.

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

Outstanding contractual obligations as of September 30, 2014 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$689	$260	$330	$53	$46
Royalty agreement	2,725	800	1,206	719	—
Total	$3,414	$1,060	$1,536	$772	$46

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

We manage against these risks by actively monitoring our exchange rate exposure. Our foreign operations, however, in most instances act as a natural hedge since both operating expenses as well as revenues and both assets and liabilities are generally denominated in their respective local currency. In these instances, although an unfavorable change in the exchange rate of foreign currencies against the U.S. dollar will result in lower revenues when translated into U.S. dollars, the operating expenses will be lower as well. We do not use short-term forward exchange contracts for hedging purposes to reduce the effects of adverse foreign exchange rate movements. We cannot be certain that any such hedging activities will be effective, or available to us at commercially reasonable rates. As of September 30, 2014 and December 31, 2013, we had no outstanding commitments with respect to foreign exchange contracts.

During the three and nine months ended September 30, 2014, we recorded net foreign exchange losses of $556,000 and $381,000 respectively, included as part of “other income (expense), net” in our condensed consolidated statements of operations. We incurred foreign currency transaction exchange gains and losses due to the settlement of transactions in a currency other than the entities functional currency. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure utilizing foreign currency forward exchange contracts. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. During the three and nine months ended September 30, 2014, we recorded foreign currency translation gains of $32,000 and foreign currency translation losses of $408,000 respectively, included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of September 30, 2014	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$25,769	0.96%	$247	$222	$272
Cash equivalents	24	0.01%	—	—	—
Investment in debt and equity instruments	21,218	1.96%	416	374	458
			$663	$596	$730

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. One customer accounted for over 10% of our trade accounts receivable balance as of September 30, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under equity method consolidated through joint ventures as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2014 and December 31, 2013, the direct minority investments totaled $200,000 and $325,000, and the indirect minority investments by our consolidated joint ventures totaled $4.0 million and $3.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations could be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 11.9% for the quarter ended September 30, 2013 to 23.0% for the quarter ended September 30, 2014.

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align manufacturing capacity with demand. Under the restructuring plan, Tongmei implemented certain workforce reductions with respect to its manufacturing facility in China. We have completed this restructuring plan in March 2014. Significant risks associated with this plan that may impair our ability to achieve anticipated cost reductions or that may otherwise harm our business include a decrease in employee morale and the failure to meet operational targets due to the loss of employees.

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

Our gross product margin has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity and our ability to reduce product costs. These fluctuations are expected to continue in the future.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic conditions and low or negative growth in China, Europe and the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, are posing challenges to our industry. The possible duration and severity of this adverse economic cycle is unknown. Although we remain well-capitalized and have not suffered any liquidity issues as a result of those events, the cost and availability of funds may be adversely affected by illiquid credit markets. Continued turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

A small number of substrate customers have historically accounted for a substantial portion of our total revenue. No customer represented more than 10% of our revenue for the three months ended September 30, 2014 and 2013. No customer represented more than 10% of our revenue for the nine months ended September 30, 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 35% and 37% of our revenue for the three months ended September 30, 2014 and 2013, respectively. Our top five customers, although not the same five customers for each period, represented 35% and 31% of our revenue for the nine months ended September 30, 2014 and 2013, respectively. We expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict because the markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation. Other companies, including TriQuint Semiconductors, are actively developing substrate materials that could be used to manufacture devices that could provide the same high-performance, low-power capabilities as GaAs- and InP-based devices at competitive prices. For example, silicon on insulator (SOI) technology uses layered silicon-insulator-silicon substrate in place of conventional silicon substrates in semiconductor manufacturing; complementary metal-oxide-semiconductor (CMOS) technology is used for constructing integrated circuits. SOI products have hurt our business, specifically resulting in decreased GaAs wafer revenue. If other substrate materials or VGF-derived products are successfully developed and semiconductor device manufacturers adopt them, demand for our GaAs substrates could decline and our revenue could suffer.

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

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. For example, in 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, Hitachi Metals, Sumitomo Electric Industries and CCTC in China, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

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

We may not be able to identify additional complementary joint ventures

We believe that continuing to invest in additional joint ventures will be important to remaining competitive in our marketplace and ensuring a supply of critical raw materials. However, we may not be able to identify additional complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the venture with the other venture partners. Additional joint ventures could cause us to incur contingent liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

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

If any of our facilities are damaged by occurrences such as fire, explosion, or natural disaster, we might not be able to manufacture our products.

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes or power interruption caused by severe weather situations could render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

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

We manufacture all of our products in China, and source most of our raw materials in China. Accordingly, we continue to seek customer qualification of our China‑manufactured products. In addition, we have in the past experienced quality problems with our China‑manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and customers allocated their requirements for compound semiconductor substrates across more of our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve expected revenue growth. In addition, in early 2012, we entered into an arrangement to establish a second manufacturing facility in China, which if completed will further our reliance on Chinese manufacturing facilities. If we proceed with this project and experience additional quality problems with our China-manufactured products, we may again lose sales of our products to competitors and experience loss of market share. If we are unable to recover and retain our market share, we may be unable to grow our business.

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 89% of our total revenue for the three months ended September 30, 2014 and 2013, and 89% and 88% for the nine months ended September 30, 2014 and 2013, respectively We expect that sales to customers outside the United States, particularly sales to customers in Asia, will continue to represent a significant portion of our revenue.

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

An outbreak of a contagious disease such as Ebola, Severe Acute Respiratory Syndrome (SARS) or the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu, or Ebola, may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from Asia and the United States is restricted or inadvisable. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

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

For example, in 2005, a complaint was filed against us alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have put in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1) 31.1	Employment Offer Letter, dated August 11, 2014, between AXT, Inc. and Gary L. Fischer. Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 7, 2014	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)	Employment Offer Letter, dated August 11, 2014, between AXT, Inc. and Gary L. Fischer.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.