Form 10-K
period 2014-12-31
AXT INC
filed 2015-03-13
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $2.14 for the common stock on June 30, 2014 as reported on the Nasdaq Global Market, was approximately $53,550,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 3, 2015, 32,840,752 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2015 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. Additionally, statements concerning future matters such as our strategy, plans and investments, industry trends, the impact of trends and economic cycles on our business, customer demand, the development of new products, applications, enhancements or technologies, sales levels, expense levels, planned investments and other statements regarding matters that are not historical are forward-looking statements

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed under the heading “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1. Business

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) is a worldwide developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuit in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine gallium with arsenic (GaAs) or combine indium with phosphorous (InP). Our single element substrates are made from germanium (Ge). Most of our revenue is from sales of GaAs substrates. We currently sell the following substrate products in the sizes and for the applications indicated:

Substrates	Substrate Diameter	Applications
GaAs (semi-insulating)	1”, 2”, 3”, 4”, 5”, 6”	•	Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones)
		•	Direct broadcast television
		•	High-performance transistors
		•	Satellite communications
GaAs (semi-conducting)	1”, 2”, 3”, 4”, 6”	•	High brightness light emitting diodes
		•	Lasers
		•	Optical couplers
InP	2”, 3”, 4”	•	Broadband and fiber optic communications
Ge	2”, 4”, 6”	•	Satellite and terrestrial solar cells
		•	Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes AXT subsidiaries and joint ventures in China. We believe this supply chain arrangement provides us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. Our subsidiaries and joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN)

crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China, and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

The AXT Advantage

We believe that we benefit from the following advantages:

•	Low-cost manufacturing operation in China. We have manufactured all of our products in China since 2004, which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Japan or Europe. As of December 31, 2014, approximately 1,071 of our 1,095 employees (including employees at our consolidated joint ventures) are in China. Our primary competitors have their major manufacturing operations in Germany or Japan and have limited manufacturing operations in China.
•	Our diverse product offering results in a broader range of customers and applications. We offer a diverse range of products which enables us to have a broad range of customers. For the year ended December 31, 2014, no customer accounted for over 10% of revenue and our five largest customers accounted for 34% of our revenue. We believe this diversity enabled us to recover more quickly when a large portion of GaAs chips was replaced with silicon-on-insulator (SOI) chips in mobile phone switches beginning in 2011. Further, we believe this diversity gives us a greater likelihood to grow our business in new applications and benefit from growth in demand for substrates given our pre-established market positions in a broad range of product applications.
•	We have 10 joint ventures and subsidiaries in China that form our sophisticated, vertically integrated supply chain. We believe our subsidiaries and joint ventures in China provide us with more reliable supply and shorter lead-times for the raw materials central to our final manufactured products compared to third party providers. These materials include gallium, gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic, pyrolytic boron nitride crucibles (pBN) and boron oxide (B2O3). We believe this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.
•	Enhanced revenue diversity through the sale of special materials. Because our strategy allows our subsidiaries to also sell in the open market to third parties, approximately a quarter of our total sales are from non-substrate products, providing further diversity in our customer base and business model.
•	Business model unique among current competitors. We are the only publicly traded company focused on high-performance compound and single element semiconductor substrates. Most of our direct competitors are either privately owned or are a small division of large publicly traded companies. We believe the combination of access to U.S. capital markets, U.S.-based product quality standards and China-based manufacturing is an attractive business model to our customers who desire longevity and stability in their supply chain as well as low cost.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Offer diverse products, including custom products. We believe AXT has a reputation in the market place for providing a broad range of products, including custom products. We plan to further promote this brand image as a way to differentiate ourselves in the market place. Some competitors provide only gallium arsenide substrates. We provide gallium arsenide and also indium phosphide and germanium substrates. Some competitors provide only six inch wafers. Our wafers range from one inch up to six inches. We also produce substrates with customer defined specifications which may range from thickness or smoothness and may include adding special additional chemicals such as iron or sulfur. We believe product diversity can mitigate some of the impact of down cycles in our market because we are not dependent on a single product or application for revenue.

Many customers not just a few large customers. We seek to expand our customer base and avoid dependence on just a few large customers. We believe our diverse product offering has resulted in a diverse customer base. For the year ended December 31, 2014, no customer accounted for over 10% of revenue and our five largest customers accounted for 34% of our revenue. We believe customer diversity provides a measure of stability in troubled market conditions. Customer diversification may also enable us to achieve a higher average selling price by reducing our dependence on larger customers with pricing power.

China-based manufacturing. We seek to leverage our China-based manufacturing advantage by increasing efficiencies in our manufacturing methods, systems and processes. In 1998 we decided to locate our manufacturing in China and in 1999 we began to move our manufacturing to facilities on the outskirts of Beijing. Approximately 97% of our employees are based in China. This enables us to compete more effectively against our competitors who, by comparison, are in relatively high cost locations such as Japan and Germany. We plan to further leverage these advantages by investing in training and equipment to increase productivity and reduce cost. It is our strategy to combine the benefits of U.S.-based quality and U.S.-based access to capital markets with China-based manufacturing.

Increase productivity and profitability in our 10 subsidiaries/joint ventures. AXT’s substrate products are based on specialty materials, many of which are mined and refined in China. The supply and demand equation for specialty materials can be complex and can be volatile. Our strategy to maintain a stable supply chain has been to establish and nurture startup companies in China where we have a significant or majority ownership position or at least a significant equity position. Over the years we have established or invested in 10 companies who are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We plan to work closely with these companies to increase their productivity and profitability as they continue to support AXT’s supply chain.

Sell raw materials into the market place. We leverage the established capabilities of our 10 subsidiaries and joint ventures by authorizing them to sell materials into the open market, including to some of our direct competitors. For the year ended December 31, 2014 approximately a quarter of our consolidated revenue was derived from the sale of raw materials to third parties.

Promote AXT’s longevity and stability. We believe recent market trends, including the exit of one of our major competitors in Japan from the gallium arsenide substrate market, has highlighted supply continuity concerns among our customers. Since AXT was established in 1986 and has been a publicly traded company since 1998, we plan to promote our long operating history and highlight our position as a stable, reliable and long term provider of substrates and materials by among other things, investing in research and development and high-end processing equipment.

Materials of the future. The specialty materials substrate market is dynamic and subject to continued changes and cycles. We plan to use our deep knowledge and experience in specialty materials and wafer substrates to seek new applications for existing substrates in our portfolio and explore additional materials that may be synergistic with our knowledge base, customer needs and manufacturing lines.

Technology

There are basically three technologies for crystal growth in our business: Vertical Gradient Freeze (VGF), Liquid Encapsulated Czochralski (LEC), and Czochralski (CZ). Our core technologies include our proprietary VGF technology used to produce high-quality crystals that are processed into compound substrates or wafers. Our subsidiaries and joint venture companies have refining and processing technologies which enables them to produce materials we use in the manufacture of our products.

Our VGF technology is designed to control the crystal-growth process with minimal temperature variation and is the current technology we use to produce our GaAs, InP and Ge substrates. Unlike traditional methods, our VGF technology places the hot compound melt above the cool crystal, and minimizes the temperature gradient between the crystal and the melt which reduces the turbulence at the interface of the melt and the solid crystal. In comparison, in the LEC method the melt and crystal are inverted, there is a higher temperature gradient between the melt and the crystal, and more turbulence at the interface of the melt and solid crystal. These aspects of the VGF technology enable us to grow crystals that have a relatively low defect density and high uniformity. The crystal and the resulting substrate are mechanically strong, resulting in lower breakage rates during a customer’s manufacturing process. Since the temperature gradient is controlled electronically rather than by physical movement, the sensitive crystal is not disturbed as it may be during some of our competitors’ VGF-like growth processes. In addition, the melt and growing crystal are contained in a closed chamber, which isolates the crystal from the outside environment to reduce potential contamination. This substrate isolation allows for more precise control of the gallium-to-arsenic ratio, resulting in better consistency and uniformity of the crystals.

We believe that our proprietary VGF technology offers several benefits for producing our GaAs substrates when compared to traditional crystal growing technologies. The Horizontal Bridgman (HB) process is the traditional method for producing semi-conducting GaAs substrates for opto-electronic applications, but because of the techniques used to hold the GaAs melt, the HB technique cannot be used cost-effectively to produce substrates greater than three inches in diameter. In addition, the HB technique houses the GaAs melt in a quartz container during the growth process, which can contaminate the GaAs melt with silicon impurities, making it unsuitable for producing semi-insulating GaAs substrates.

We believe our VGF technology also offers advantages over the LEC method for producing semi-insulating GaAs substrates for wireless applications. Unlike the VGF process, the LEC process can result in greater turbulence in the melt, and at a temperature gradient that is significantly higher than VGF, which can cause LEC-grown crystals to have a higher dislocation density than VGF-grown crystals, resulting in a higher rate of breakage during the device manufacturing process. However, the LEC technique can be useful for GaAs semi-conducting substrates since the LED application specifications and requirements are less stringent than those of wireless applications.

Products

We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as amplifiers and switches for wireless devices. Our semi-conducting GaAs substrates are also used to create opto-electronic products including High Brightness LEDs, which are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications. InP is a high-performance semiconductor substrate used in broadband and fiber optic applications. Ge substrates are used in emerging applications such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

The table below sets forth our products and selected applications:

Product	Applications
Substrates	Electronic		Opto-electronic
GaAs	•	Cellular phones	•	LEDs
	•	Direct broadcast television	•	Lasers
	•	High-performance transistors	•	Optical couplers
	•	Satellite communications	•	CPV
InP	•	Fiber optic communications	•	Lasers
	•	Satellite communications	•	CPV
	•	High-performance transistors	•	Photonics
	•	Automotive collision avoidance radar
Ge	•	Satellite and terrestrial solar cells	•	Optical applications

Substrates. We currently sell compound substrates manufactured from GaAs and InP, as well as single-element substrates manufactured from Ge. We supply both semi-insulating and semiconducting GaAs substrates in one -, two-, three-, four-, five- and six-inch diameters. We supply InP substrates in two-, three- and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters. Many of our customers require customized specifications such as special levels of iron or sulfur dopants or the wafer thickness.

We have a long operating history and offer a relatively broad range of products. We promote our product diversity as a way to differentiate ourselves in the market place. Some competitors provide only gallium arsenide substrates. We provide gallium arsenide and also indium phosphide and germanium substrates. Some competitors provide only six inch wafers. Our wafers range from one inch up to six inches. We also produce substrates with customer defined specifications which may range in thickness or smoothness and may include adding special additional chemicals such as iron or sulfur. In addition to our wafers or substrates we also generate revenue from our consolidated subsidiaries who sell raw materials. Product diversity can mitigate some of the down cycles in our market because we are not dependent on a single product or application for revenue.

Materials. We have 10 subsidiaries and joint ventures in China that sell raw materials that may be used in substrate manufacturing or for other purposes. These companies produce products including 99.99% pure gallium (4N Ga), high purity gallium, gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic, pyrolytic boron nitride crucibles and boron oxide.

Customers

Before specialty material wafers can be processed in a typical wafer manufacturing facility that constructs the electronic circuit on a chip, a thin layer of structured chemicals must be grown on the surface of the substrate. This is called an epitaxial layer. We sell our substrates to companies that apply the epitaxial layer, who then in turn sell the modified wafers to the wafer fabs, chip design companies, LED manufacturers and others.

Epitaxial layer companies that form our customer base are located in Europe, the United States and Asia. We also sell product to universities and other research organizations who use specialty materials for experimentation in various aspects of semiconducting and semi insulating applications.

We have at times sold a significant portion of our products in any particular period to a limited number of customers. However, no customer represented more than 10% of our revenue for the years ended December 31, 2014 and 2013. IQE Group represented approximately 17% of our revenue for the year ended December 31, 2012. Our top five customers, although not the same five customers for each period, represented 34%, 31% and 37% of our revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

There were three third-party customers for the raw materials products from our subsidiaries and joint ventures that accounted for 20%, 13% and 11% of the revenue from raw materials sales for the year ended December 31, 2014, three customers for the raw materials products from our subsidiaries and joint ventures that accounted for 11%, 10% and 10% of the revenue from raw materials sales for the year ended December 31, 2013 and one customer for the raw materials products from our subsidiaries and joint ventures that accounted for 19% of the revenue from raw materials sales for the year ended December 31, 2012. Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

We manufacture all of our wafers/substrate products at our facilities in Beijing, China. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage manufacturing process. The first stage deploys our VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to six inch. The growth process occurs in high temperature furnaces built using our proprietary designs. Growing the crystalline elements into cylindrical ingots can take four to twelve days, depending on the diameter and length of the ingot produced. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness and then polishing and cleaning each substrate. Many of the process steps utilize proprietary knowledge and chemical baths.

Wafers from each ingot will include some material that does not meet specifications or quality standards. Defects may occur as a result of inherent factors in the materials used in the crystalline growth process. They may also result from variances in the manufacturing process. We have many steps in our line that are partially or fully automated but other manufacturing steps are performed manually. We intend to increase the level of automation. Due to potential defects, yield is a key factor in our manufacturing cost. Other key elements are the initial cost of the raw material elements, manufacturing equipment, factory loading, facilities and labor. Our Beijing facilities are approximately 300,000 square feet and we employ approximately 705 employees at this site. In the first quarter of 2014, we instituted a reduction in force and other cost savings steps and in connection with this restructuring plan we incurred charges of approximately $907,000. We believe our current employee base is appropriate for our current production volume.

We have formed 10 subsidiaries and joint ventures in China that form the backbone of our supply chain model. These companies provide us with reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic, pBN and boron oxide. We believe that these subsidiaries and joint ventures have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

Sales and Marketing

We sell our substrate products directly to customers through our direct salesforce in the United States and Asia and through independent sales representatives and distributors in Europe and some parts of Asia. Our direct salesforce is knowledgeable in the use of compound and single-element substrates. Our application engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers.

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for 88% of our revenue in 2014 and 2013 and 83% of our revenue in 2012. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

Our subsidiaries and joint ventures sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). These subsidiaries and joint ventures have their own separate sales forces and sell directly to their own customers in addition to selling raw materials to us.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products, increasing yields and reducing manufacturing costs. We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length. During 2014, we continued to focus research and development resources to reduce surface quality problems we experienced with our substrates for some customers, particularly related to surface morphology. Although some major problems related to surface quality have been resolved, we still need to continue to improve in this area and expect that this effort in research and development will continue in 2015. One of our joint ventures has been working on research and development projects to qualify for a government incentive program for reduced future tax rates in China and will continue this effort in 2015.

Research and development expenses were $4.1 million in 2014, compared with $3.4 million in 2013 and $3.5 million in 2012.

Competition

The semiconductor substrate industry is characterized by rapid technological change and price erosion, as well as intense competition. We compete in the market for GaAs substrates with our expertise in VGF technology, product quality, response times and prices. However, we face actual and potential competition from a number of established companies who may have advantages not available to us including substantially greater financial, technical and marketing resources; greater name recognition; and more established relationships in the industry and they may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.

We believe that the primary competitive factors in the markets in which our substrate products compete are:

•	quality;
•	price;
•	performance;
•	manufacturing capacity;
•	meeting customer specifications; and
•	customer support and satisfaction.

Our ability to compete in target markets also depends on factors such as:

•	the timing and success of the development and introduction of new products and product features by us and our competitors;
•	the availability of adequate sources of raw materials;
•	protection of our products by effective use of intellectual property laws; and
•	general economic conditions.

A compound semiconductor substrate customer typically has two or three substrate suppliers that it has qualified for the production of its products. These qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet customers’ current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose current market share. Our primary competition in the market for compound semiconductor substrates includes Freiberger Compound Materials, JX, Umicore, Sumitomo Electric Industries and China Crystal Technology Corp., (CCTC). We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. Furthermore, silicon-on-insulator (SOI) technology, a silicon wafer technology that produces higher performing and lower power consumption devices, has been proven in the market. In 2011 to 2013, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (RF) switching function in cell phones.

However, because of our vertically integrated, sophisticated supply chain through our subsidiaries and joint ventures, we believe we are the only compound semiconductor substrate supplier to offer a full suite of raw materials and we believe that this gives us a strong competitive advantage in our marketplace.

Protection of our Intellectual Property

Our success and the competitive position of our VGF technology depend on our ability to maintain our proprietary trade secrets and other intellectual property protections. We rely on a combination of patents, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership depends as much on the skills of our research and development personnel as upon the legal protections afforded our existing technologies. To protect our trade secrets, we take certain measures to ensure their secrecy, such as executing non-disclosure agreements with our employees, customers and suppliers. However, reliance on trade secrets is only an effective business practice insofar as trade secrets remain undisclosed and a proprietary product or process is not reverse engineered or independently developed.

To date, we have been issued thirty (30) patents that relate to our VGF products and processes, nine (9) in the United States (US), four (4) in Japan (JP), fourteen (14) in China (CN), one (1) in Europe (EP), one (1) in Canada (CA), and one (1) in Korea (KR), which expire in 2016 (1 US), 2017 (1 US), 2018 (1 CN), 2021 (6 CN), 2020 (4 CN), 2022 (1 US, 1 CA, 1 EP, 2 JP, 1 KR), 2027 (2 US), 2028 (1 US, 3 CN), 2029 (1 JP), 2030(1 US, 1 JP), and 2032 (2 US). We have one (1) US patent application pending and ten (10) foreign patent applications pending in Europe (1), China (5), Japan (2) and Taiwan (2).

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

Environmental Regulations

We are subject to federal, state and local environmental laws and regulations, including laws in China as well as in the United States and Europe. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for personal injury, clean-up efforts, fines and suspension or cessation of our operations.

Employees

As of December 31, 2014, we had approximately 729 employees which consisted of approximately 24 employees in our headquarters in Fremont and approximately 705 employees in Beijing. In addition, our three consolidated subsidiaries and joint ventures had, in total, approximately 366 employees. In aggregate, we and our subsidiaries had 1,095 employees, of whom 906 were principally engaged in manufacturing, 122 in sales and administration, and 67 in research and development. Of these employees, 24 were located in the United States and 1,071 in China.

As of December 31, 2014, 907 employees in China were represented by unions, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

Risks Related to Our General Business

Silicon substrates are significantly lower in cost compared to substrates made from specialty materials and new silicon-based technologies could allow silicon based substrates to replace specialty material based substrates for certain applications.

Historically silicon wafers or substrates are less expensive than specialty material substrates such as those that we produce. Electronic designers will generally consider silicon first and only turn to alternative materials if silicon cannot provide the required functionality in terms of power consumption, speed or other specifications. Beginning in 2011 certain applications that had previously used GaAs substrates adopted a new silicon-based technology called Silicon On Insulator, or SOI. SOI technology uses a silicon-insulator-silicon layered substrate in place of conventional silicon substrates in semiconductor manufacturing. SOI products cost less than GaAs substrates and although their performance is not as robust as GaAs substrates in terms of power consumption, heat generation and speed it is still acceptable in mobile phone and other applications that were previously dominated by GaAs substrates. The adoption of SOI has resulted in decreased GaAs wafer demand, and decreased revenue. If SOI or similar technologies gain more widespread market acceptance, or are used in more applications, our business and operating results could be significantly and adversely affected.

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 15.6% in the quarter ended March 31, 2013 to 25.4% for the quarter ended December 31, 2014.

In 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., or Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, we posted a charge of approximately $907,000 in first quarter of 2014.

If we receive fewer customer orders than forecasted or if our customers delay or cancel orders, we may not be able to reduce our manufacturing costs in the short-term and our gross margins would be negatively affected. In addition, lead times required by our customers are shrinking which reduces our ability to forecast orders and properly balance our capacity utilization.

Our gross margin has fluctuated historically and may decline due to several factors.

Our gross product margin has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity and our ability to reduce product costs. These fluctuations are expected to continue in the future.

We do not control the prices at which our subsidiaries and joint venture companies sell their raw materials products to third parties. However, as we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past, and may in the future, sell raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In such an event, our gross margin may be adversely impacted. In addition, one of our consolidated subsidiaries has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

Intense competition in the markets for our products could prevent us from increasing revenue and sustaining profitability.

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, JX, Umicore, Sumitomo Electric Industries and CCTC, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technology. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

•	greater name recognition and market share in the business;
•	more manufacturing experience;
•	extensive intellectual property;
•	significantly greater financial, technical and marketing resources.

Our competitors could develop new or enhanced products that are more effective than our products.

The level and intensity of competition has increased over the past years and we expect competition to continue to increase in the future. Competitive pressures have resulted in reductions in the prices of our products, and continued or increased competition could reduce our market share, require us to further reduce the prices of our products, affect our ability to recover costs and result in reduced gross margins.

In addition, new competitors have and may continue to emerge, such as a crystal growing company established by a former employee in China that is supplying semi-conducting GaAs wafers to the LED market. Competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments.

If we have low product yields, the shipment of our products may be delayed and our product cost and operating results may be adversely impacted.

A critical factor in our product cost is yield. Our products are manufactured using complex technologies, and the number of usable substrates we produce can fluctuate as a result of many factors, including:

•	impurities in the materials used;
•	contamination of the manufacturing environment;
•	quality control and inconsistency in quality levels;
•	lack of automation and inconsistent processing resulting from manual manufacturing steps;
•	substrate breakage during the manufacturing process;
•	equipment failure, power outages or variations in the manufacturing process; and

In addition, we may modify our process to meet a customer specification but this can impact our yield. If our yields decrease, our revenue could decline if we are unable to produce product to our customers’ requirements. At the same time, our manufacturing costs could remain fixed, or could increase. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur or their duration or severity.

If our manufacturing processes result in defects in our products making them unfit for use by our customers, our products would be rejected, resulting in compensation costs paid to our customers, and possible disqualification. This could lead to revenue loss and market share loss.

Problems incurred by our subsidiaries and joint ventures or venture partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in subsidiaries and joint venture operations in China that produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source materials from another independent third party supplier, resulting in reduced gross margin.

In addition, if any of our joint ventures or venture partners with which our joint ventures share facilities is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals during manufacturing, research and development or sales demonstrations, the operations of our joint ventures could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or cessation of our joint venture operations as a result of the actions of the joint ventures or other venture partners. Employees working for our joint ventures or any of the other venture partners could bring litigation against us as a result of actions taken at the joint venture or venture partner facilities, even though we are not directly controlling the operations, including actions for exposure to chemicals or other hazardous materials at the facilities of our joint ventures or the facilities of any venture partner that are shared by our joint ventures. While we would expect to defend ourselves vigorously in any litigation that is brought against us, litigation is inherently uncertain and it is possible that our business, financial condition, results of operations or cash flows could be affected. Even if we are not deemed responsible for the actions of the joint ventures or venture partners, litigation could be costly, time consuming to defend and divert management attention; in addition, if we are deemed to be the most financially viable of the partners, plaintiffs may decide to pursue us for damages.

Since all of our joint venture activity occurs in China, these activities could subject us to a number of risks associated with conducting operations internationally, including:

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

Demand for our products may decrease if demand for the end-user applications decrease or if manufacturers downstream in our supply chain experience difficulty manufacturing, marketing or selling their products.

Our products are used as components in electronic products. Accordingly, demand for our products is subject to the demand for end-user applications which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

•	the competition such manufacturers face in their particular industries;
•	the technical, manufacturing, sales and marketing and management capabilities of such manufacturers;
•	the financial and other resources of such manufacturers; and
•	the inability of such manufacturers to sell their products if they infringe third party intellectual property rights.

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease.

The average selling prices of our products may decline over relatively short periods, which may reduce our gross margins.

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and as a result average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices. On average, for the year ended December 31, 2014 we experienced average selling price declines of approximately 5% to 10% depending on the product. It is possible that the pace of average selling price declines could accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers. When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

Our products are complex and may contain defects, including defects resulting from impurities inherent in our raw materials or inconsistencies in our manufacturing processes. We have experienced quality control problems with some of our products, which caused customers to return products to us, reduce orders for our products, or both. We believe that we continue to experience certain reduction in orders as a result of product quality issues. If we continue to experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors and we may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

If new products developed by us contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

The Chinese government has previously imposed manufacturing restrictions that, if imposed again in the future, could materially and adversely impact our results of operations and our financial condition.

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 APEC event, including a shut-down of transportation of materials and power plants to reduce air pollution. If, in the future, restrictions are imposed that include our operations, our ability to supply current or new orders would be significantly impacted. Customers could then be required to purchase product from our competitors, causing our competitors to take market share from us. Restrictions on transportation of materials could limit our ability to transport our raw materials or products, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level, such as occurred during 2008. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

To reduce pollution in Beijing, the Chinese government has sometimes limited the addition or expansion of facilities by manufacturing companies in the Beijing area. If the government applied restrictions on us it could have an adverse impact on our results of operations and our financial condition.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

Although no customer represented more than 10% of our revenue for the years ended December 31, 2013 and 2014, we expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our industry has in the past experienced periods of oversupply and that has resulted in significantly reduced prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. When this occurs our operating results and financial condition are adversely affected. Oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. During periods of weak demand, customers typically reduce purchases, delay delivery of products and/or cancel orders of component parts such as our products. Further order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expense is relatively fixed. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results. For example, in 2013, we experienced significantly declining gross margins due to the allocation of fixed costs across a lower volume of sales than anticipated.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing from our vendor, Kaide, and polishing solutions. Although several of these raw materials are purchased from suppliers in which we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our subsidiaries and joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium, due to shortages of these materials and we could experience such delays again in the future due to shortages of materials and may be unable to obtain an adequate supply of materials. These shortages and delays could result in higher materials costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

If we do not successfully develop new products to respond to rapidly changing customer requirements, our ability to generate revenue, obtain new customers, and retain existing customers may suffer.

Our success depends on our ability to offer new products and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

New customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products may be subject to delays due to our customers’ lengthy internal approval and evaluation processes. During this time, we may incur substantial expenses and expend sales, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, we may not be able to cover expenses, causing our operating results to be adversely effected. In addition, if we fail to meet the product qualification requirements of the customer, we may not have another opportunity to sell products to this customer for many months or even years. In the current competitive climate, the average qualification and sales cycle for our products has lengthened even further and is expected to continue to make it difficult for us to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy sales cycles and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

If any of our facilities are damaged by occurrences such as fire, explosion or natural disaster, we might not be able to manufacture our products.

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals and high temperatures during our manufacturing processes or power interruption caused by severe weather conditions could render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

The financial condition of our customers may affect their ability to pay amounts owed to us.

Many of our customers are undercapitalized and cope with cash flow issues. We frequently allow our customers extended payment terms after shipping products to them. Subsequent to our shipping a product, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. Customers may also be forced to file for bankruptcy. If our customers do not pay their accounts we will be required to incur charges that would reduce our earnings.

We have made and may continue to make strategic investments in raw materials suppliers, which may not be successful and may result in the loss of all or part of our investment.

We have made investments through our subsidiaries and joint ventures in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment.

We depend on the continuing efforts of our senior management team and other key personnel. If we lose members of our senior management team or other key personnel, or are unable to successfully, recruit and train qualified personnel, our ability to manufacture and sell our products could be harmed.

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

We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. Furthermore, if market prices drop below the prices at which we value inventory, we may need to take a charge for a reduction in inventory values. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, could adversely affect our results of operations.

Financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic conditions and low or negative growth in China, Europe and the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

•	increased volatility in our stock price;
•	increased volatility in foreign currency exchange rates;
•	delays in, or curtailment of, purchasing decisions by our customers or potential customers either as a result of overall economic uncertainty or as a result of their inability to access the liquidity necessary to engage in purchasing initiatives;
•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn; and
•	impairment of our intangible or other assets.

In the recent past we experienced delays in customer purchasing decisions and disruptions in normal volume of customer orders that we believe were in part due to the uncertainties in the global economy and an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

Global economic conditions may have an impact on our business and financial condition in ways that we currently cannot predict.

Our operations and financial results depend on worldwide economic conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years.

Uncertainties in the financial and credit markets may cause our customers to postpone deliveries of ordered systems and placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid state illumination, fiber optics and telecommunications industries. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

Future tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment or of the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and therefore harm our business and operating results. We cannot predict the timing, duration of or effect on our business of any future economic downturn or the timing or strength of any subsequent recovery.

We may not be able to identify additional complementary joint ventures.

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

Developed countries such as the United States and China continue to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, terrorist activity or threats against U.S.-owned enterprises are a particular concern to us.

Risks Related to International Aspects of Our Business

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented 88% of our revenue in 2014 and 2013 and 83% of our revenue in 2012. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan and China, will continue to represent a significant portion of our revenue.

Currently, a significant percentage of our revenue is to customers headquartered in Asia. All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; and (v) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

Denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. For example, in the second half of 2014, the exchange rate of Japanese yen to U.S. dollar moved from 101.55 to 119.95 from June 30, 2014 to December 31, 2014. We incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the consolidated statements of operations of $1.0 million, $1.3 million and $445,000 for the years ended December 31, 2014, 2013 and 2012 respectively. The functional currency of our Chinese subsidiary and joint ventures is the local currency. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for these entities, as well as in translation of the assets and liabilities of their assets at each balance sheet date. If we do not effectively manage the risks associated with international sales, our revenue, cash flows and financial condition could be adversely affected.

Changes in tariffs, import or export restrictions, Chinese regulations or other trade barriers may reduce gross margins.

We may incur increases in costs due to changes in tariffs, import or export restrictions, or other trade barriers, unexpected changes in regulatory requirements, any of which could reduce our gross margins. For example, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in China which applied for the period from July 1, 2011 to June 30, 2012. We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a decrease in our gross margins. These VATs will continue to negatively impact our gross margins for the future quarters. Given the relatively fluid regulatory environment in China, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

Our operating results depend in large part on continued customer acceptance of our substrate products manufactured in China and continued improvements in product quality.

We manufacture all of our products in China, and source most of our raw materials in China. We have in the past experienced quality problems with our China-manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and instead allocated their requirements for compound semiconductor substrates to our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we continue to experience quality problems, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve revenue growth.

Changes in China’s political, social and economic environment may affect our financial performance.

Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our operating license for national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

If there are power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

In the past, China has faced power shortages resulting in power demand outstripping supply in peak periods. Instability in electrical supply has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we may be required to make temporary closures of our subsidiary and joint venture operations. We may be unable to manufacture our products and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at the facilities for our China joint ventures at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur costs that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

An outbreak of a contagious disease such as Ebola, Severe Acute Respiratory Syndrome (SARS) or the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu, or Ebola, may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.-based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Risks Related to Our Financial Results and Capital Structure

If we fail to manage periodic contractions, we may utilize our cash balances, resulting in the decline of our existing cash, cash equivalents and investment balances.

We anticipate that our existing cash resources will fund our operations and purchases of capital equipment, as well as provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, the extent to which we pursue additional capital expenditures, the level of our production, and other factors related to the uncertainties of the industry and global economies. If we fail to manage business contractions successfully we may draw down our cash reserves, which would adversely affect our financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all. As part of our effort to reduce costs, we may lose key staff, production resources and technology that we will need to replenish when end markets recover. These events could reduce our ability to grow profitably as markets recover.

Unpredictable fluctuations in our operating results could disappoint analysts or our investors, which could cause our stock price to decline.

We have experienced, and may continue to experience, significant fluctuations in our revenue and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;

•	decline in general economic conditions or downturns in the industry in which we compete;
•	fluctuations in demand for our products;
•	expansion of our manufacturing capacity;
•	expansion of our operations in China;
•	limited availability and increased cost of raw materials;
•	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
•	fluctuation of our manufacturing yields;
•	decreases in the prices of our or our competitors’ products;
•	costs incurred in connection with any future acquisitions of businesses or technologies; and
•	increases in our expenses, including expenses for research and development.

Due to these factors, we believe that period-to-period comparisons of our operating results may not be meaningful indicators of our future performance.

A substantial percentage of our operating expenses are fixed, and we may be unable to adjust spending to compensate for an unexpected shortfall in revenue. As a result, any delay in generating revenue could cause our operating results to fall below the expectations of market analysts or investors, which could also cause our stock price to decline.

If our operating results and financial performance do not meet the guidance that we have provided to the public, our stock price may decline.

We provide public guidance on our expected operating and financial results. Although we believe that this guidance provides our stockholders, investors and analysts with a better understanding of our expectations for the future, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not meet the guidance we have provided. If our operating or financial results do not meet our guidance or the expectations of investment analysts, our stock price may decline.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation. For example, we entered into a settlement agreement with Sumitomo Electric Industries in 2011 to settle a claim of patent infringement.

If we are unable to protect our intellectual property, we may lose valuable assets or incur costly litigation.

We rely on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. However, we believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership also depends on the skills of our development personnel. Despite our efforts to protect our intellectual property, third parties can develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least two of our competitors have begun to ship GaAs substrates produced using a process similar to our VGF process. Our competitors may also develop and patent improvements to the VGF technology upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents or trade secrets.

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

Our operations in China and our efforts to grow our business place a significant strain on our operations and management resources. We rely on certain manual processes in our operations and in connection with consolidation of our financial results. If we fail to manage these operations or fail to effectively manage a transition from manual processes to automated processes, our operations may be disrupted.

To manage our business effectively, we may need to implement additional management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of February 28, 2015 are as follows:

Location	Square Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2017
Beijing, China	300,000	Production and Administration	Owned by AXT / Tongmei
Xianxi, China	56,500	Production	Owned by Beijing JiYa Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing JiYa Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing JiYa Semiconductor Material, Co., Ltd., expires February 2016
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	14,720	Production	Owned by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd.
Beijing, China	7,600	Production and Administration	Operating leases by Bo Yu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until June 2018.

*	Joint ventures in which we hold an interest and consolidate in our financial statements. We hold a 46% interest in Beijing JiYa Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

	High	Low
2014
First Quarter	$2.67	$2.20
Second Quarter	$2.32	$2.06
Third Quarter	$3.04	$2.04
Fourth Quarter	$2.88	$2.08
2013
First Quarter	$3.43	$2.73
Second Quarter	$3.04	$2.50
Third Quarter	$2.86	$2.27
Fourth Quarter	$2.64	$2.10

As of March 3, 2015, there were 75 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both December 31, 2014 and 2013 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations.

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we could repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. The purchases could be made from time to time in the open market and were to be funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.52 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014.

During three months ended December 31, 2014, we did not repurchase any shares of our common stock. During the year ended December 31, 2014, we did not repurchase any shares of our common stock.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2009 and ending December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among AXT, Inc., the NASDAQ Composite Index, and the NASDAQ Electronic Components Index

$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
AXT, Inc.
NASDAQ Composite
NASDAQ Electronic Components

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
AXT, Inc.	100.00	321.23	128.31	86.46	80.31	86.15
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Electronic Components	100.00	115.58	104.51	104.38	144.39	190.64

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$83,499	$85,335	$88,374	$104,121	$95,493
Cost of revenue	66,332	73,507	63,522	59,339	58,998
Gross profit	17,167	11,828	24,852	44,782	36,495
Operating expenses:
Selling, general, and administrative	14,970	16,066	15,419	14,836	13,972
Research and development	4,144	3,424	3,468	2,473	2,339
Restructuring charge	907	—	—	—	—
Total operating expenses	20,021	19,490	18,887	17,309	16,311
Income (loss) from operations	(2,854)	(7,662)	5,965	27,473	20,184
Interest income, net	483	408	518	449	53
Equity in earnings of unconsolidated joint ventures	1,528	1,377	1,281	741	259
Other income (expense), net	361	(748)	(761)	(45)	2,203
Income (loss) before provision for income taxes	(482)	(6,625)	7,003	28,618	22,699
Provision for income taxes	215	188	853	2,795	2,323
Net income (loss)	(697)	(6,813)	6,150	25,823	20,376
Less: Net income attributable to noncontrolling interest	691	1,145	3,040	5,503	1,723
Net income (loss) attributable to AXT, Inc.	$(1,388)	$(7,958)	$3,110	$20,320	$18,653
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.05)	$(0.25)	$0.09	$0.63	$0.60
Diluted	$(0.05)	$(0.25)	$0.09	$0.61	$0.57
Shares used in per share calculations:
Basic	32,452	32,700	32,144	31,872	31,008
Diluted	32,452	32,700	32,865	33,061	32,512
	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,814	$24,961	$30,634	$26,156	$23,724
Investments	20,123	22,644	19,461	14,486	17,251
Working capital	88,422	84,114	93,376	92,220	82,116
Total assets	161,517	163,822	167,589	162,488	140,251
Current liabilities	14,771	15,426	13,096	10,883	14,839
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	144,688	145,546	150,914	147,049	119,804

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

Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., or Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, Tongmei implemented certain workforce reductions with respect to its manufacturing facility in China. We reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11 percent of our workforce. We recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. This restructuring plan and reduction in force has been completed as of March 31, 2014.

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. Critical accounting policies are material to the presentation of our consolidated financial statements and require us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations. We also refer you to Note 1 to our consolidated financial statements included elsewhere in this Form 10-K.

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

Accounts Receivable, Allowance for Doubtful Accounts and Allowance for sales returns

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of December 31, 2014 and December 31, 2013, our accounts receivable, net balance was $17.9 million and $14.9 million, respectively, which was net of an allowance for doubtful accounts of $410,000 and $869,000, respectively. During 2014, we decreased this allowance for doubtful accounts by $459,000 primarily for improved collections worldwide. During 2013 we increased our allowance for doubtful accounts by $869,000 primarily because of the poor financial condition of a few customers in China. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2014, we utilized $410,000 and charged an additional $183,000 resulting in the allowance for sales returns of $413,000 as of December 31, 2014. During 2013, we utilized $189,000 and charged an additional $130,000 resulting in the allowance for sales returns of $186,000 as of December 31, 2013. During 2012, we utilized $426,000 and charged an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior 12 months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2014 and 2013, accrued product warranties totaled $802,000 and $1.0 million, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2014 and 2013, we had an inventory reserve of $11.2 million and $11.0 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write-downs in 2014, 2013 and 2012.

Fair Value of Investments

ASC topic 820, Fair Value Measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

Level 1 instruments represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments does not require significant management judgment, and the estimation is not difficult.

Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for comparable instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

•	Determining which instruments are most comparable to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.
•	Determining which model-derived valuations to use in determining fair value requires management judgment. When observable market prices for identical securities or similar securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data or pricing models, such as discounted cash flow models, with all significant inputs derived from or corroborated with observable market data.

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2014 and 2013, we did not have any assets or liabilities required to be carried at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2014 and 2013.

Stock Based Compensation

We account for stock-based compensation in accordance with ASC topic 718, Stock-based Compensation (“ASC 718”). Share-based awards granted include stock options and restricted stock awards. We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term. Historical volatility of our stock price was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the rate of future forfeitures. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technology for producing high-performance compound semiconductor substrates or wafers. We have one operating segment: our substrate business and the sale raw materials used to make such substrates or other related products. We recorded our first substrate sales in 1990 and our substrate division currently sells gallium arsenide (GaAs), indium phosphide (InP) and germanium (Ge) substrates to manufacturers of semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials including gallium and germanium through our participation in majority- and minority-owned subsidiaries and joint ventures.

Operating Results

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. Our GaAs substrate product line generates the most revenue as compared to Ge, InP or raw material sales. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to comparable facilities in the United States, Japan or Europe. Our supply chain includes AXT subsidiaries and joint ventures in China, which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products.

We have experienced declining annual revenue in the last three years, primarily as a result of silicon chips replacing GaAs chips in the mobile phone switching function. Previous to certain recent innovations silicon chips did not perform adequately in this function due to power consumption, heat and speed issues. The application of the silicon-on-insulator technique overcame these deficiencies and provided a lower cost solution for mobile phone switches. We believe that this transition in the mobile phone switches starting in 2011 was largely completed in late 2013 and early 2014. Mobile phones continue to use GaAs chips in other functions, primarily in the power amplifier function, and we are currently developing a GaAs substrate to meet the specifications for this function. The decline in revenue in 2014 compared to 2013 was partially mitigated by revenue growth in our InP and raw material product lines. As a result of the disruption in the GaAs substrate market caused by silicon-on-insulator, a leading Japanese competitor exited the market in 2014 and we believe this also contributed to the smaller decline in our revenue because customers turned to AXT and other suppliers to fulfill their GaAs substrate needs. We believe our product and customer diversity partially mitigated the declines in GaAs revenue.

In the first quarter of 2014 we reduced our work force by approximately 11% and embarked on a number of additional cost reduction programs, primarily in our manufacturing group which has the highest costs as compared to research and development or selling and administrative expenses. These steps helped to reduce our net loss from $8.0 million in 2013 to a net loss of $1.4 million in 2014. They also contributed to improved gross margins which moved from 13.9 percent in 2013 to 20.6 percent in 2014.

As we look ahead to 2015, we believe that certain applications and products can become strong revenue drivers but a number of these are still in the early stage of development or limited production downstream and we are unable to predict if and when these applications may become stronger drivers of revenue. We also intend to invest in manufacturing equipment that will increase automation and therein decrease the number of manually operated processing steps in our production flow. We believe this can improve our manufacturing yields, product quality and product consistency.

Revenue

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
Revenue	$83,499	$85,335	$88,374	$(1,836)	(2.2)%	$(3,039)	(3.4)%

Revenue decreased $1.8 million, or 2.2%, to $83.5 million in 2014 from $85.3 million in 2013. The revenue decrease resulted from decreased demand for our substrate materials, particularly for our Ge substrates which in 2013 were stronger than 2014 because of a Concentrated Photovoltaic (CPV) solar installation in South Africa. The decline in sales of Ge substrates was partially offset by an increase in 2014 in sales of InP substrates and in sales of raw materials. GaAs revenue decreased in 2014 by a modest amount, in the low single digits. GaAs revenue in the past several years has seen larger decreases as a result of silicon-based chips, or SOI, capturing a large portion of the switching function in mobile phones. For example, the year on year decline from 2012 to 2013 was 22% for GaAs. In light of the relatively modest decline in 2014 compared to previous years, we believe the disruptions caused by the introduction of SOI in mobile phone switches business have largely concluded. However there can be no assurances that other applications currently using our substrates will not be challenged by less expensive silicon-based wafers or other alternative technologies.

Revenue decreased by $3.0 million or 3.4%, to $85.3 million in 2013 from $88.4 million in 2012. The decrease in revenue was primarily due to the softer demand from our current customer base in the LED market and reduced orders from a few big customers as demand fell in the wireless market compared to 2012.

Revenue by Geographic Region

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
North America*	$10,292	$10,665	$15,391	$(373)	(3.5)%	$(4,726)	(30.7)%
% of total revenue	12%	12%	17%
Europe (primarily Germany)	21,535	21,387	18,170	148	0.7%	3,217	17.7%
% of total revenue	26%	25%	21%
Japan	11,550	9,041	9,346	2,509	27.8%	(305)	(3.3)%
% of total revenue	14%	11%	11%
Taiwan	11,464	10,131	10,985	1,333	13.2%	(854)	(7.8)%
% of total revenue	14%	12%	12%
China	17,451	24,946	19,815	(7,495)	(30.0)%	5,131	25.9%
% of total revenue	21%	29%	22%
Asia Pacific (excluding China, Japan and Taiwan)	11,207	9,165	14,667	2,042	22.3%	(5,502)	(37.5)%
% of total revenue	13%	11%	17%
Total revenue	$83,499	$85,335	$88,374	$(1,836)	(2.2)%	$(3,039)	(3.4)%

*	Primarily the United States.

Sales to customers located outside of North America represented approximately 88%, 88% and 83% of our revenue during 2014, 2013 and 2012, respectively.

We increased our sales in Japan, Taiwan and Asia Pacific in 2014 by $2.5 million, $1.3 million and $2.0 million respectively. Increases in Japan resulted from a strategic focus of our selling and business development efforts initiated late in 2013. This strategic focus delivered modest benefits the first half of 2014 and more substantial benefits in second half of 2014. Increases in Taiwan and Asia Pacific resulted from generally a more active market for our products with existing customers and the addition of a sales professional assigned to these regions. Further, we assigned additional resources for technical support to assist our customers in characterizing the products we delivered. In 2014 revenue from customers in China decreased substantially primarily due to decreased substrate revenue and raw material revenue. In 2014 revenue in North America and Europe was generally unchanged over 2013.

In 2013 revenue from customers located in North America decreased from 2012 by $4.7 million, or 30.7%. This decrease in 2013 was primarily due to decreased demand for raw materials primarily from 4N raw gallium and decreased demand for GaAs substrates, reflecting the changes in the mobile phone market. The decrease in North America in 2013 was partially offset by increased demand for InP substrates used in the optical networking industry. In 2013 revenue from customers in the Asia Pacific region (excluding China, Japan and Taiwan) decreased by $5.5 million, or 37.5%. This decrease was primarily due to decreased sales of GaAs substrates to customers in Singapore, partially offset by increased sales of Ge substrates to customers in Malaysia. In 2013 revenue from customers in China increased by $5.1 million, or 25.9%. China revenue in 2013 increased across all of our product lines. In 2013 revenue from customers located in Europe increased by $3.2 million, or 17.7%. The increase in Europe was primarily due to increased sales of Ge substrates and raw material sales to customers in Germany, partially offset by decreased demand for GaAs substrates from customers in Germany. In 2013 revenue in Japan and Taiwan was generally unchanged over 2012.

Gross Margin

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Gross profit	$17,167	$11,828	$24,852	$5,339	45.1%	$(13,024)	(52.4)%
Gross Margin %	20.6%	13.9%	28.1%

Gross margin increased to 20.6% of total revenue in 2014 from 13.9% of total revenue in 2013. Gross margin increased primarily due to product mix and implementation of cost-saving activities during 2014. The 2014 quarter gross margin for the first quarter to the fourth quarter were 14.1%, 19.4%, 23.0% and 25.4%, respectively.

Gross margin decreased to 13.9% of total revenue in 2013 from 28.1% of total revenue in 2012. Lower revenue and lower average selling prices due to product mix and customer mix negatively impacted the gross margins for substrates for 2013. The 2013 quarter gross margin for the first quarter to the fourth quarter of 15.6%, 13.5%, 11.9% and 15.1%, respectively, respectively.

Selling, General and Administrative Expenses

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Selling, general and administrative expenses	$14,970	$16,066	$15,419	$(1,096)	(6.8)%	$647	4.2%
% of total revenue	17.9%	18.8%	17.4%

Selling, general and administrative expenses decreased $1.1 million to $15.0 million for 2014 compared to $16.1 million for 2013. This decrease in 2014 primarily resulted from the implementation of cost-saving activities and a decrease in bad debt expense. These items were partially offset by an increase in professional services of $613,000 related to an investigation of certain potential related-party transactions, and higher personnel related costs. We expect our selling, general administrative expenses to increase in the first quarter of 2015 due to higher professional services expense incurred of approximately $1.2 million related to the investigation.

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

Research and Development Expenses

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Research and development expenses	$4,144	$3,424	$3,468	$720	21.0%	$(44)	(1.3)%
% of total revenue	5.0%	4.0%	3.9%

Research and development expenses increased $720,000, or 21.0%, to $4.1 million for 2014 from $3.4 million for 2013. Research and development expenses increased primarily due to higher product development and testing costs and personnel related costs, partially offset by lower consulting expenses for product testing. We expect our rate of expenditures on research and development costs in 2015 to be stable as we, and our consolidated subsidiaries and joint ventures maintain our research and development efforts.

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

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. We recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. This restructuring plan and reduction in force has been completed as of March 31, 2014.

Interest Income, Net

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Interest income, net	$483	$408	$518	$75	18.4%	$(110)	(21.2)%
% of total revenue	0.6%	0.5%	0.6%

Interest income, net increased $75,000 to $483,000 for 2014 from $408,000 for 2013 primarily due to higher interest income earned by one of our subsidiaries from their bank deposits.

Interest income, net decreased $110,000 to $408,000 for 2013 from $518,000 for 2012 primarily due to lower returns from various investment portfolio mix, lower investment balances and lower interest income earned by our consolidated joint ventures from their bank.

Equity in Earnings of Unconsolidated Joint Ventures

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Equity in earnings of unconsolidated joint ventures	$1,528	$1,377	$1,281	$151	11.0%	$96	7.5%
% of total revenue	1.8%	1.6%	1.5%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures increased $151,000 to $1.5 million for 2014 from $1.4 million for 2013 primarily due to higher net income from improved performance of our minority-owned joint ventures that are not consolidated.

Equity in earnings of unconsolidated joint ventures increased $96,000 to $1.4 million for 2013 from $1.3 million for 2012 primarily due to higher net income recorded by our consolidated joint ventures from their minority investments.

Other Income (Expense), Net

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Other income (expense), net	$361	$(748)	$(761)	$1,109	NM	$13	1.7%
% of total revenue	0.4%	(0.9)%	(0.9)%

NM = % not meaningful

Other income, net increased $1.1 million to a profit net income of $361,000 for 2014 from net expense of $748,000 for 2013 primarily due to a larger gain recognized from the sale of Intelligent Epitaxy Technology, Inc (IntelliEpi) common stock in 2014, lower withholding tax on foreign dividends from our consolidated joint ventures and lower foreign exchange losses in 2014.

Other expense, net decreased $13,000 to $748,000 for 2013 from $761,000 for 2012 primarily due to the gain recognized from the sale of our 35% ownership in our cost method investee (IntelliEpi) in its pre-IPO placement in Taiwan, In addition, in 2013 we did not have a loss on disposal of equipment as we did in 2012, this was partially offset by higher foreign exchange losses in 2013.

Provision for (benefit from) Income Taxes

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Provision for income taxes	$215	$188	$853	$27	14.4%	$(665)	(78.0)%
% of total revenue	0.3%	0.2%	1.0%

Provision for income taxes for 2014 was $215,000, which was mostly related to our China subsidiary and our China joint venture operations. The slight increase in provision for income taxes from 2013 to 2014 was primarily due to higher taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no income taxes or benefit have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

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

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $62 million in 2014, $58 million in 2013 and $51 million in 2012.

Noncontrolling Interest

				2013 to 2014		2012 to 2013
	Years Ended Dec. 31,			Increase (Decrease)		Increase (Decrease)
	2014	2013	2012		% Change		% Change
($ in thousands, except percentages)
Noncontrolling interest	$691	$1,145	$3,040	$(454)	(39.7)%	$(1,895)	(62.3)%
% of total revenue	0.8%	1.3%	3.4%

Noncontrolling interest in earnings of consolidated joint ventures for the years ended December 31, 2014, 2013 and 2012 were $691,000, $1.1 million and $3.0 million, respectively. The decrease in noncontrolling interest from 2014 to 2013 and 2012 to 2013 was due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

Liquidity and Capital Resources

	Years Ended December 31,
	2014	2013	2012
	($ in thousands)
Net cash provided by (used in):
Operating activities	$3,824	$2,509	$21,302
Investing activities	142	(6,212)	(13,168)
Financing activities	(32)	(2,513)	(3,792)
Effect of exchange rate changes	(81)	543	136
Net change in cash and cash equivalents	3,853	(5,673)	4,478
Cash and cash equivalents—beginning period	24,961	30,634	26,156
Cash and cash equivalents—end of period	28,814	24,961	30,634
Short and long-term investments—end of period	20,123	22,644	19,461
Total cash, cash equivalents and short-term and long-term investments	$48,937	$47,605	$50,095

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEPI, a Taiwan publicly-traded company. In 2013, we re-categorized our IntelliEPI investment from cost method investment to available-for–sale security as they completed their initial public offering in 2013.

As of December 31, 2014, our principal sources of liquidity were $48.9 million, an increase of $1.3 million from $47.6 million as of December 31, 2013. This $48.9 million consisted of cash and cash equivalents of $28.8 million, short-term investments of $12.3 million and long-term investments of $7.8 million. In 2014 cash and cash equivalents increased $3.8 million. Short and long-term investments decreased by $2.5 million to $20.1 million from $22.6 million. The increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $3.8 million and by net cash provided by investing activities of $142,000, offset by net cash used in financing activities of $32,000 and the effect of exchange rate changes of $81,000. As of December 31, 2014, we and our consolidated joint ventures held approximately $18.3 million in cash and investments in foreign bank accounts. This consists of $10.2 million held by our wholly owned subsidiary in China and $8.1 million held by our three partially owned consolidated subsidiaries in China. Of this $18.3 million, approximately $13.9 million is not available for use in the United States without paying United States income taxes.

As of December 31, 2013, our principal sources of liquidity were $47.6 million of cash and investments, a decrease of $2.5 million from $50.1 million as of December 31, 2012. This $47.6 million consisted of cash and cash equivalents of $25.0 million, short-term investments of $12.5 million and long-term investments of $10.1 million. In 2013 cash and cash equivalents decreased $5.7 million. Short-term and long-term investments increased by $3.2 million to $22.6 million from $19.5 million. The $5.7 million combined decrease in cash and cash equivalents was primarily due to net cash provided by operating activities of $2.5 million, offset by net cash used in investing activities of $6.2 million and net cash used in financing activities of $2.5 million. As of December 31, 2013, we and our consolidated joint ventures held approximately $18.7 million in cash and investments in foreign bank accounts which is not available for use in the United States without paying United States income taxes.

Net cash provided by operating activities of $3.8 million for 2014 was primarily comprised of our net loss of $697,000, adjusted for non-cash items of depreciation and amortization of $5.6 million, stock-based compensation of $1.1 million, provision for doubtful accounts of $9,000, amortization of marketable securities premium of $432,000, offset by gain on sales of investment of $1.3 million, a gain on disposal of property, plant and equipment of $13,000 and a net change of $1.4 million in assets and liabilities. The $1.4 million net change in assets and liabilities primarily resulted from a $479,000 decrease in inventories, a $2.4 million decrease in prepaid expenses and other current assets, offset by a $3.0 million increase in accounts receivable, a $255,000 increase in other assets, a $979,000 decrease in accounts payable, a $742,000 increase in accrued liabilities and a $833,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $2.5 million for 2013 was primarily comprised of our net loss of $6.8 million, adjusted for non-cash items of depreciation and amortization of $5.5 million, stock-based compensation of $1.3 million, provision for doubtful accounts of $869,000, amortization of marketable securities premium of $518,000, offset by gain on sale of cost method investment of $811,000, a gain on disposal of property, plant and equipment of $9,000 and a net change of $2.0 million in assets and liabilities. The $2.0 million net change in assets and liabilities primarily resulted from a $1.4 million decrease in inventories, a $645,000 increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts receivable, a $1.9 million increase in other assets, a $2.2 million increase in accounts payable, a $899,000 decrease in accrued liabilities and a $373,000 decrease in other long-term liabilities.

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

Net cash provided by investing activities of $142,000 for 2014 was primarily from the sale of investments totaling $13.9 million offset by the purchase of investments totaling $11.8 million and the purchase of property, plant and equipment of $2.0 million.

Net cash used in investing activities of $6.2 million for 2013 was primarily from the purchase of property, plant and equipment of $5.4 million mainly for our China facilities and the purchase of investments totaling $14.1 million offset by the sale of investments totaling $12.5 million.

Net cash used in investing activities of $13.2 million for 2012 was primarily from the purchase of property, plant and equipment of $7.1 million mainly in our China facilities, loan from our consolidated joint venture to its equity investment entity of $875,000 and the purchase of investments totaling $12.1 million offset by the sale of investments totaling $6.9 million.

In January 2012, we increased the credit facility line of credit, secured by the marketable securities, with a bank from $3.0 million to $10.0 million at an annual interest rate of 1.65% above the current 30-day LIBOR (London Interbank Offered Rate). As of December 31, 2014 and 2013, we had not used the line of credit.

Net cash used in financing activities was $32,000 for 2014, which consisted of $166,000 net dividends paid by our consolidated joint ventures, partially offset by net proceeds of $134,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities was $2.5 million for 2013, which consisted of $2.3 million net dividends paid by our consolidated joint ventures and $716,000 of repurchases of shares of our common stock, partially offset by net proceeds of $532,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities was $3.8 million for 2012, which consisted of $4.1 million net dividends paid by our consolidated joint ventures, partially offset by net proceeds of $294,000 on the issuance of common stock pursuant to stock option exercises.

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

Contractual Obligations

We lease certain office space, manufacturing facilities and equipment under long-term operating leases expiring at various dates through December 2025. The lease agreement for the facility at Fremont, California with approximately 27,760 square feet commenced on December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately $382,000 during 2014 and 2015. In September 2014, we signed an amendment to the current lease to further reduce square footage to 19,467 square feet and to extend the term of the lease two more years. Total rent expenses under these operating leases were approximately $260,000, $638,000 and $447,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018. We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim for credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement was $577,000 which was net of claim for credit of $223,000 and $530,000 which was net of claim for credit of $270,000 for the years ended December 31, 2014 and 2013, respectively. Royalty expense was $1.4 million for the years ended December 31, 2012. These expenses were included in cost of revenue.

The following table summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$766	$260	$323	$57	$126
Royalty agreement	2,525	800	1,150	575	—
Total	$3,291	$1,060	$1,473	$632	$126

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2014. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except for per share amounts)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Revenue	$19,567	$23,138	$21,449	$19,345	$18,603	$20,521	$23,831	$22,380
Cost of revenue	14,596	17,820	17,289	16,627	15,790	18,075	20,746	18,896
Gross profit	4,971	5,318	4,160	2,718	2,813	2,446	3,085	3,484
Operating expenses:
Selling, general and administrative	4,341	3,505	3,688	3,436	3,631	4,303	4,207	3,925
Research and development	1,222	1,160	987	775	797	766	1,039	822
Restructuring charge	—	—	—	907	—	—	—	—
Total operating expenses	5,563	4,665	4,675	5,118	4,428	5,069	5,246	4,747
Income (loss) from operations	(592)	653	(515)	(2,400)	(1,615)	(2,623)	(2,161)	(1,263)
Interest income, net	123	106	127	127	272	55	50	31
Equity in earnings of unconsolidated joint ventures	26	390	625	487	278	346	471	282
Other income (expense), net	111	(236)	476	10	(257)	(47)	381	(825)
Income (loss) before provision for income taxes	(332)	913	713	(1,776)	(1,322)	(2,269)	(1,259)	(1,775)
Provision for (benefit from) income taxes	(39)	43	152	59	(134)	(204)	(342)	184
Net income (loss)	(293)	870	561	(1,835)	(1,188)	(2,065)	(1,601)	(1,959)
Less: Net income attributable to noncontrolling interest	(18)	(226)	(242)	(205)	(40)	(230)	(434)	(441)
Net income (loss) attributable to AXT, Inc	$(311)	$644	$319	$(2,040)	$(1,228)	$(2,295)	$(2,035)	$(2,400)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.01)	$0.02	$0.01	$(0.06)	$(0.04)	$(0.07)	$(0.06)	$(0.08)
Diluted	$(0.01)	$0.02	$0.01	$(0.06)	$(0.04)	$(0.07)	$(0.06)	$(0.08)
Weighted average number of common shares outstanding:
Basic	32,558	32,504	32,381	32,364	32,628	32,366	32,382	32,297
Diluted	32,558	32,738	32,597	32,364	32,628	32,366	32,382	32,297

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses could have a material adverse effect on our operating results and cash flows. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2014, we recorded net foreign exchange losses of $1.0 million, included as part of other income (expense), net in our consolidated statements of operations. In addition, we recorded unrealized foreign currency charges of $377,000 related to financial statement translations which are included in the balance of “accumulated other comprehensive income” on our consolidated balance sheets. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014, the yen depreciated against the dollar, moving from approximately 105.24 to 119.95. The major portion of our 2014 exchange loss is attributable to the yen’s movement.

The functional currency for our foreign operations is the Renminbi, the local currency of China. Since most of our operations are conducted in China, most of our costs are incurred in Chinese Renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, including our joint ventures, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of December 31, 2014	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash	$28,791	0.75%	$216	$194	$238
Cash equivalents	23	0.01	0	0	0
Investment in debt and equity instruments	19,369	2.76	535	481	588
			$751	$675	$826

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

Credit Risk

We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. Two customers accounted for 11% and 10% of our trade accounts receivable balance as of December 31, 2014 while one customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next 12 months, significant changes in the operating performance and changes in market conditions. As of December 31, 2014 and 2013, the direct minority investments totaled $200,000 and $325,000, and the indirect minority investments by our consolidated joint ventures totaled $4.0 million and $3.4 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedule required by this item are listed and set forth beginning on page 47, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited AXT, Inc. and its subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015, expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 13, 2015

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2015 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015, expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
March 13, 2015

AXT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$28,814	$24,961
Short-term investments	12,340	12,499
Accounts receivable, net of allowances of $823 and $1,054 as of December 31, 2014 and 2013	17,864	14,943
Inventories	38,574	39,127
Related party notes receivable - current	171	—
Prepaid expenses and other current assets	5,430	8,010
Total current assets	103,193	99,540
Long-term investments	7,783	10,145
Property, plant and equipment, net	33,862	37,621
Related party notes receivable – long-term	1,704	1,715
Other assets	14,975	14,801
Total assets	$161,517	$163,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,137	$8,140
Accrued liabilities	7,634	7,286
Total current liabilities	14,771	15,426
Long-term portion of royalty payments	1,725	2,525
Other long-term liabilities	333	325
Total liabilities	16,829	18,276
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2014 and 2013 (Liquidation preference of $6.3 million and $6.1 million as of December 31, 2014 and 2013)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,837 and 32,605 shares issued and outstanding as of December 31, 2014 and 2013	32	32
Additional paid-in-capital	195,419	194,156
Accumulated deficit	(68,393)	(67,005)
Accumulated other comprehensive income	7,673	8,953
Total AXT, Inc. stockholders’ equity	138,263	139,668
Noncontrolling interests	6,425	5,878
Total stockholders’ equity	144,688	145,546
Total liabilities and stockholders’ equity	$161,517	$163,822

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$83,499	$85,335	$88,374
Cost of revenue	66,332	73,507	63,522
Gross profit	17,167	11,828	24,852
Operating expenses:
Selling, general, and administrative	14,970	16,066	15,419
Research and development	4,144	3,424	3,468
Restructuring charge	907	—	—
Total operating expenses	20,021	19,490	18,887
Income (loss) from operations	(2,854)	(7,662)	5,965
Interest income, net	483	408	518
Equity in earnings of unconsolidated joint ventures	1,528	1,377	1,281
Other income (expense), net	361	(748)	(761)
Income (loss) before provision for income taxes	(482)	(6,625)	7,003
Provision for income taxes	215	188	853
Net income (loss)	(697)	(6,813)	6,150
Less: Net income attributable to noncontrolling interest	(691)	(1,145)	(3,040)
Net income (loss) attributable to AXT, Inc	$(1,388)	$(7,958)	$3,110
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.05)	$(0.25)	$0.09
Diluted	$(0.05)	$(0.25)	$0.09
Weighted average number of common shares outstanding:
Basic	32,452	32,700	32,144
Diluted	32,452	32,700	32,865

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net Income (loss)	$(697)	$(6,813)	$6,150
Other comprehensive income (loss), net of tax:
Change in cumulative foreign currency translation adjustment, net of tax	(377)	1,568	207
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(964)	1,682	85
Total other comprehensive income (loss), net of tax	(1,341)	3,250	292
Comprehensive income (loss)	(2,038)	(3,563)	6,442
Less: Comprehensive income attributable to noncontrolling interest	(630)	(1,475)	(3,117)
Comprehensive income (loss) attributable to AXT, Inc	$(2,668)	$(5,038)	$3,325

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Common Stock
	Preferred Stock		Shares	$	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
	Shares	$
January 1, 2012	883	3,532	32,222	32	191,554	(62,157)	5,818	138,779	8,270	147,049
Common stock options exercised			136		294			294		294
Stock-based compensation					1,215			1,215		1,215
Issuance of common stock in the form of restricted stock			113
Comprehensive income:
Net income						3,110		3,110	3,040	6,150
Dividend declared by joint ventures									(4,086)	(4,086)
Change in unrealized (loss) gain on marketable securities							85	85		85
Currency translation adjustment							130	130	77	207
Balance as of December 31, 2012	883	3,532	32,471	32	193,063	(59,047)	6,033	143,613	7,301	150,914
Common stock options exercised			331		532			532		532
Common stock repurchased			(285)		(716)			(716)		(716)
Stock-based compensation					1,277			1,277		1,277
Issuance of common stock in the form of restricted stock			88
Comprehensive income:
Net income (loss)						(7,958)		(7,958)	1,145	(6,813)
Net dividend declared by joint ventures									(2,898)	(2,898)
Change in unrealized (loss) gain on marketable securities							1,682	1,682		1,682
Currency translation adjustment							1,238	1,238	330	1,568
Balance as of December 31, 2013	883	$3,532	32,605	$32	$194,156	$(67,005)	$8.953	$139,668	$5,878	$145,546
Common stock options exercised			111		134			134		134
Common stock repurchased
Stock-based compensation					1,129			1,129		1,129
Issuance of common stock in the form of restricted stock			121
Comprehensive income:
Net income (loss)						(1.388)		(1,388)	691	(697)
Net dividend declared by joint ventures									(83)	(83)
Change in unrealized (loss) gain on marketable securities							(964)	(964)		(964)
Currency translation adjustment							(316)	(316)	(61)	(377)
Balance as of December 31, 2014	883	$3,532	32,837	$32	195,419	(68,393)	7,673	(138,263)	(6,425)	144,688

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(697)	$(6,813)	$6,150
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	5,639	5,470	3,927
Amortization of marketable securities premium	432	518	323
Stock-based compensation	1,129	1,277	1,215
Provision for doubtful accounts	9	869	—
Realized gain on sale of investments	(1,263)	—	—
Gain on sale of cost method investment	—	(811)	—
Loss (gain) on disposal of property, plant and equipment	(13)	(9)	195
Changes in assets and liabilities:
Accounts receivable, net	(2,959)	2,160	54
Inventories	479	1,439	5,659
Prepaid expenses and other current assets	2,393	(645)	1,784
Other assets	(255)	(1,859)	(174)
Accounts payable	(979)	2,185	2,608
Accrued liabilities	742	(899)	461
Other long-term liabilities	(833)	(373)	(900)
Net cash provided by operating activities	3,824	2,509	21,302
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,971)	(5,424)	(7,079)
Proceeds from disposal of property, plant and equipment	13	—	2
Purchases of available for sale securities	(11,828)	(14,092)	(12,116)
Proceeds from sales and maturities of available for sale securities	13,928	12,486	6,900
Repayment from (Loans to) related parties	—	818	(875)
Net cash provided by (used in) investing activities	142	(6,212)	(13,168)
Cash flows from financing activities:
Proceeds from common stock options exercised	134	532	294
Repurchase of the Company’s common stock, including commission	—	(716)	—
Dividends paid by joint ventures	(166)	(2,329)	(4,086)
Net cash used in financing activities	(32)	(2,513)	(3,792)
Effect of exchange rate changes on cash and cash equivalents	(81)	543	136
Net increase (decrease) in cash and cash equivalents	3,853	(5,673)	4,478
Cash and cash equivalents at the beginning of the year	24,961	30,634	26,156
Cash and cash equivalents at the end of the year	$28,814	$24,961	$30,634
Supplemental disclosures:
Income taxes paid	$293	$782	$1,729

See accompanying notes to consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and all of its subsidiaries) is a worldwide developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuit in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine gallium with arsenic (GaAs) or combine indium with phosphorous (InP). Our single element substrates are made from germanium (Ge).

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes AXT subsidiaries and joint ventures in China, which provide us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. These companies produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China, and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for comparable instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

•	Determining which instruments are most comparable to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.
•	Determining which model-derived valuations to use in determining fair value requires management judgment. When observable market prices for identical securities or comparable securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data or pricing models, such as discounted cash flow models, with all significant inputs derived from or corroborated with observable market data.

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. As of December 31, 2014, we did not have any assets or liabilities required to be carried at fair value without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

Foreign Currency Translation

The functional currencies of our Chinese subsidiaries are the local currencies. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “other income (expense), net” for the periods presented. The transaction losses for the years ended December 31, 2014, 2013 and 2012 totaled $1.0 million, $1.3 million and $445,000, respectively.

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

We do not provide training, installation or commissioning services. Our terms and conditions of sale do not require customer acceptance. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness. We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized. Additionally, we do not provide payment discounts to customers. We present our revenue net of any taxes assessed by any governmental authority.

Accounting for Sales Taxes in Net Revenues

We record sales taxes collected on sales of our products and for amounts not yet remitted to tax authorities as accrued liabilities on our consolidated balance sheets.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Two customers accounted for 11% and 10% of our trade accounts receivable balance as of December 31, 2014. One customer accounted for 20% of our trade accounts receivable balance as of December 31, 2013.

No customer represented more than 10% of our revenue for the year ended December 31, 2014 and 2013 while one customer represented 17% of revenue for the year ended December 31, 2012. Our top five customers, although not the same five customers for each period, represented 34%, 31% and 37% of revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We believe that in the future we could have a greater concentration of sales.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2014 and December 31, 2013, our accounts receivable, net, balance was $17.9 million and $14.9 million, respectively, which was net of an allowance for doubtful accounts of $410,000 and $869,000, respectively. During 2014, we decreased this allowance for doubtful accounts by $459,000 primarily for improved collections worldwide. During 2013 we increased our allowance for doubtful accounts by $869,000 primarily because of the poor financial condition of a few customers in China. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2014, we utilized $410,000 and charged an additional $183,000 resulting in the allowance for sales returns of $413,000 as of December 31, 2014. During 2013, we utilized $189,000 and charged an additional $130,000 resulting in the allowance for sales returns of $186,000 as of December 31, 2013. During 2012, we utilized $426,000 and charged an additional $547,000 resulting in the allowance for sales returns of $245,000 as of December 31, 2012.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2014 and 2013, accrued product warranties totaled $802,000 and $1.0 million, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2014, 2013 and 2012.

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

Segment Reporting

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing our performance for the Company. While we obtain financial statements from all of our joint ventures in order to prepare our consolidated financial statements, we do not review them either individually or in the aggregate when making operating decisions for our business. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate our majority-owned joint ventures, we do not allocate resources to any of them, nor allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans and Stock-based Compensation. We account for stock-based compensation in accordance with the provisions of ASC topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model to determine the fair value of the stock options granted. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense and as an increase in additional paid-in-capital over the requisite service period of the award.

Research and Development

Research and development costs consist primarily of salaries including stock-based compensation expense and related personnel costs, depreciation, materials and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2014, 2013, and 2012 were $10,000, $12,000 and $19,000, respectively.

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

Net Income (loss)Per Share

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods beginning after December 15, 2016. The impact on our financial condition, results of operations and cash flows as a result of the adoption of ASU 2014-09 has not yet been determined.

Note 2. Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$28,791	$—	$—	$28,791	$24,852	$—	$—	$24,852
Cash equivalents:
Money market fund	23	—	—	23	109	—	—	109
Total cash and cash equivalents	28,814	—	—	28,814	24,961	—	—	24,961
Investments(available for sale):
Certificates of Deposit	10,195	1	(13)	10,183	6,320	2	(4)	6,318
Corporate bonds	9,214	1	(29)	9,186	14,276	8	(6)	14,278
Corporate equity security	44	710	—	754	125	1,923	—	2,048
Total investments	19,453	712	(42)	20,123	20,721	1,933	(10)	22,644
Total cash, cash equivalents and investments	$48,267	$712	$(42)	$48,937	$45,682	$1,933	$(10)	$47,605
Contractual maturities on investments:
Due within 1 year	$11,631			$12,340	$10,569			$12,499
Due after 1 through 5 years	7,822			7,783	10,152			10,145
	$19,453			$20,123	$20,721			$22,644

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Proceeds from sales of available-for-sale investments for the year ended December 31, 2014 were $1.3 million. Gross realized gains from sales of available-for-sale investments for the year ended December 31, 2014 were $1.3 million. There were no sales of available-for-sales securities and no realized gains and losses for the year ended December 31, 2013 and 2012.

Also included in short-term investments at December 31, 2014 is our investment in common stock of Intelligent Epitaxy Technology, Inc (IntelliEPI), a Taiwan publicly-traded company. We began classifying this asset as an available-for- sale security upon its initial public offering (IPO) in 2013. Prior to the IPO in 2013, during the third and fourth quarter of 2013, we sold some of our stock in IntelliEPI and realized a gain of approximately $800,000. An unrealized gain of $1.6 million net of tax was recorded in 2013 for the write-up to market valuation. In 2014, we sold additional IntelliEpi stock and realized a gain of approximately $1.3 million. An unrealized gain of $710,000 net of tax remains as of December 31, 2014 for IntelliEpi stock still held. These securities are valued at fair market value at December 31, 2014. There is no assurance that the Company will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2014 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 (in thousands):

	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$4,492	$(13)	$—	$—	$4,492	$(13)
Corporate bonds	3,770	(27)	4,309	(2)	8,079	(29)
Total in loss position	$8,262	$(40)	$4,309	$(2)	$12,571	$(42)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated joint ventures, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $12.1 million and $10.9 million as of December 31, 2014 and December 31, 2013, respectively.

We also maintain minority investments in companies which are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of December 31, 2014 and 2013, our investments in these unconsolidated companies had a carrying value of $200,000 and were also included in “other assets” in the condensed consolidated balance sheets.

Fair Value Measurements

ASC topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. As of December 31, 2014, we did not have any Level 3 assets or liabilities. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit, corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2014. There have been no transfers between fair value measurement levels during the year ended December 31, 2014.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2014 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash equivalents and investments:
Money market fund	$23	$23	$—
Corporate equity securities	754	754	—
Certificates of deposit	10,183	—	10,183
Corporate bonds	9,186	—	9,186
Total	$20,146	$777	$19,369
Liabilities	$—	$—	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for these investments during 2014.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	As of December 31,
	2014	2013
Inventories:
Raw materials	$18,990	$21,063
Work in process	16,222	14,027
Finished goods	3,362	4,037
	$38,574	$39,127

As of December 31, 2014 and 2013, carrying values of inventories were net of inventory reserve of $11.2 million and $11.0 million, respectively, for excess and obsolete inventory.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (JiYa), entered into a non-interest bearing note agreement in the amount of $1.7 million with one of its equity investment entities. The original term of the loan was for two years and ten months with 3 periodic principal payments required. After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of December 31, 2014 and December 31, 2013, we included $1.7 million in “Related party notes receivable – long term” in our consolidated balance sheets.

Beginning in 2012, JiYa is contractually obligated under an agency sales agreement to sell raw material on behalf of one of its equity investment entities. JiYa bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2014 and 2013, JiYa has recorded $0 and $23,000 of income from agency sales respectively, which was included in “other expense, net” in our condensed consolidated statements of operations. As of December 31, 2014 and December 31, 2013, there were no amounts payable to this equity investment entity.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of December 31, 2014 and 2013, amounts payable of $1.8 million and $1.5 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2014 and 2013, Jin Mei has recorded $20,000 and $128,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations.

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

Tongmei has paid $120,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd., its equity investment entity, to purchase materials. In 2014, an agreement was signed between Tongmei and Dongfang to set the date of repayment on December 31, 2015. As of December 31, 2014, this balance was included in “Related party notes receivable – short term” in our consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $49,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $171,000 as of December 31, 2014 is due on December 31, 2015. As of December 31, 2014, this balance, including both principal and interest, was included in “Related party notes receivable – short term” in our consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of December 31, 2014 and 2013, amounts payable of $513,000 and $0, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2014	2013
Property, plant and equipment:
Building	$30,469	$30,369
Machinery and equipment	41,900	40,764
Leasehold improvements	5,070	4,493
Construction in progress	1,918	2,879
	79,357	78,505
Less: accumulated depreciation and amortization	(45,495)	(40,884)
	$33,862	$37,621

Depreciation and amortization expense was $5.6 million, $5.5 million and $3.9 million for the years ended 2014, 2013, and 2012 respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access to raw materials at a competitive cost that are critical to our substrate business.

Our investments are summarized below (in thousands):

	Investment Balance as of
Company	December 31, 2014	December 31, 2013	Accounting Method	Ownership Percentage
Beijing JiYa Semiconductor Material Co., Ltd	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd	1,346	1,346	Consolidated	70%
	$5,269	$5,269
Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,723	$1,900	Equity	46%
Xilingol Tongli Germanium Co. Ltd	5,351	4,692	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd	1,021	945	Equity	25%
	$8,095	$7,537

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (JiYa) is 46%. We continue to consolidate JiYa as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the JiYa board and two other of our employees are also members of the board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (Jin Mei) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the Jin Mei board and two other of our employees are also members of the board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate BoYu as we have a significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board and two other of our employees are also members of the board.

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

During 2014, 2013 and 2012, the three consolidated joint ventures generated $3.0 million, $3.5 million and $7.4 million of income, respectively, of which $691,000, $1.1 million and $3.0 million, respectively was allocated to minority interests, resulting in $2.3 million, $2.4 million and $4.4 million, respectively to our net income.

For the three equity investment entities that are not consolidated, the investment balances are included in “other assets” in our consolidated balance sheets and totaled $8.1 million and $7.5 million as of December 31, 2014 and 2013, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

These three equity investment entities generated for AXT equity earnings of $569,000, $270,000 and $379,000 for the years ended December 31, 2014, 2013, and 2012, respectively, and was recorded as “equity in earnings of unconsolidated joint ventures” in the consolidated statements of operations.

Net income recorded from all of the consolidated joint ventures and these equity investment entities was $2.9 million, $2.6 million and $4.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We also maintain minority investments indirectly in privately-held companies by our consolidated joint ventures. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2014 and 2013, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $4.0 million and $3.4 million, respectively.

All the minority investment entities that accounted for under the equity method had the following summarized operating information (in thousands) for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years Ended December 31,			Our share for the Years Ended December 31,

	2014	2013	2012	2014	2013	2012
Net Revenue	$47,824	$41,257	$32,858	$11,887	$10,240	$8,091
Gross profit	21,436	13,836	11,057	5,340	3,328	2,643
Operating income	9,046	8,174	6,310	2,059	1,820	1,409
Net income	6,765	6,315	5,665	1,528	1,377	1,281

All the minority investment entities that accounted for under the equity method had the following summarized balance sheet information (in thousands) as of December 31, 2014 and 2013, respectively.

	As of December 31,
	2014	2013
Current assets	$31,482	$22,139
Noncurrent assets	39,275	38,941
Current liabilities	19,923	15,289
Noncurrent liabilities	169	2,296

All the minority investment entities that are not consolidated and accounted for under the equity method generated for AXT equity earnings of $1.5 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Dividends received from these minority investment entities were $325,000, $396,000 and $277,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Undistributed retained earnings relating to our investments in all these minority investment entities were $6.5 million and $5.3 million as of December 31, 2014 and 2013, respectively.

Note 7. Other Investments

As of December 31, 2014, we maintain minority investments in one privately-held company accounted for under the cost method as we do not have the ability to exercise significant influence over its operations. Our investments in this privately-held company is reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. We had one company which is accounted for under the cost method in 2014 and 2013. As of December 31, 2014 and 2013, our cost method investments had a carrying value of $200,000, and are included in “other assets” in the consolidated balance sheets.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2014	2013
Accrued compensation and related charges	$2,656	$1,762
Accrued product warranty	802	1,048
Current portion of royalty payments	800	800
Accrued professional services	509	543
Dividends payable by consolidated joint ventures	563	649
Accrued income taxes	119	125
Other accrued liabilities	2,185	2,359
	$7,634	$7,286

Note 9. Debt

We have an unused credit facility with a bank that provides for a line of credit of $10.0 million as of December 31, 2014 and 2013, respectively, which is secured by marketable securities we have with the bank and shown as short-term and long-term investments of $15.1 million on our consolidated balance sheets. The annual interest rate is 1.65% over the current 30-day LIBOR (London Interbank Offered Rate). The annual interest rate was approximately 1.9% as of December 31, 2014. There were no outstanding borrowings under this line of credit as of December 31, 2014 and 2013.

Note 10. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2014 and 2013, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

There were no reclassification adjustments from accumulated other comprehensive income for the years ended December 31, 2014 and 2013.

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

In May 2007, our shareholders approved our 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan is a restatement of the 1997 Plan which expired in 2007. The 1,928,994 share reserve of the 1997 Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. In May 2013, the shareholders approved an additional 2,000,000 shares to be issued under the 2007 plan. Awards may be made under the 2007 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code. As of December 31, 2014, approximately 1,003,000 shares were available for grant under the 2007 Plan.

Stock Options

The following summarizes our stock option activity under the 2007 Plan, and the related weighted average exercise price within each category for each of the years ended December 31, 2012, 2013 and 2014 (in thousands, except per share data):

Stock Options	Number of Options Outstanding	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)
Balance as of January 1, 2012	2,380	$3.25	6.25	$3,456
Granted	592	3.32
Exercised	(136)	2.17
Canceled and expired	(109)	4.25
Balance as of December 31, 2012	2,727	3.28	6.71	$1,353
Granted	488	2.38
Exercised	(331)	1.62
Canceled and expired	(213)	3.60
Balance as of December 31, 2013	2,671	$3.29	6.71	$893
Granted	712	2.40
Exercised	(111)	1.21
Canceled and expired	(74)	5.18
Balance as of December 31, 2014	3,198	$3.12	6.95	$1,247
Options vested and expected to vest as of December 31, 2014	3,198	$3.12	6.95	$1,247
Options exercisable as of December 31, 2014	1,859	$3.46	5.48	$821

The options outstanding and exercisable as of December 31, 2014 were in the following exercise price ranges (in thousands, except per share data):

	Options Outstanding as of December 31, 2014			Options Vested and Exercisable as of December 31, 2014
Range of Exercise Price	Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Shares	Weighted-Average Exercise Price
$1.33 - $1.59	401	$1.52	3.33	401	$1.52
$1.91 - $1.91	4	$1.91	0.87	4	$1.91
$2.04 - $2.04	333	$2.04	4.82	333	$2.04
$2.14 - $2.29	252	$2.26	9.40	0	$0.00
$2.36 - $2.36	428	$2.36	8.84	116	$2.36
$2.47 - $2.47	460	$2.47	9.84	0	$0.00
$2.91 - $2.91	444	$2.91	7.85	231	$2.91
$3.18 - $4.09	29	$3.85	6.31	20	$3.84
$4.79 - $4.79	330	$4.79	6.82	262	$4.79
$4.81 - $7.82	517	$5.79	5.17	492	$5.80
	3,198	$3.12	6.95	1,859	$3.46

There were 111,000, 331,000 and 136,000 options exercised in the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $105,000, $331,000 and $392,000, respectively.

As of December 31, 2014, the total unamortized stock-based compensation cost related to unvested stock options granted to employees under our stock option plans was approximately $1.6 million, net of estimated forfeitures of $57,000. This cost is being amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2014 and 2013, as the amounts are not significant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2014, 2013 and 2012 is presented below:

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2012	223,127	$4.47
Granted	113,768	$3.18
Vested	(98,172)	$3.42
Non-vested as of December 31, 2012	238,723	$4.27
Granted	103,636	$2.52
Vested	(85,127)	$4.56
Forfeited	(16,000)	$4.03
Non-vested as of December 31, 2013	241,232	$3.44
Granted	121,044	$2.34
Vested	(100,779)	$4.01
Non-vested as of December 31, 2014	261,497	$2.71

Total grant date fair value of stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $405,000, $389,000 and $336,000, respectively. As of December 31, 2014, we had $596,000 of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.5 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at December 31, 2014:

Options outstanding	3,197,840
Restricted stock awards outstanding	261,497
Stock available for future grant: 2007 Equity Incentive Plan	1,002,898

Total	4,462,235

Stock-based Compensation

We recorded $1.1 million, $1.3 million and $1.2 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Stock-based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$18	$22	$78
Selling, general and administrative	938	1,091	1,000
Research and development	173	164	137
Total stock-based compensation	1,129	1,277	1,215
Tax effect on stock-based compensation	—	—	—
Net effect on net income	$1,129	$1,277	$1,215
Shares used in computing basic net income per share	32,452	32,700	32,144
Shares used in computing diluted net income per share	32,452	32,700	32,865
Effect on basic net income per share	$(0.03)	$(0.04)	$(0.04)
Effect on diluted net income per share	$(0.03)	$(0.04)	$(0.04)

We estimate the fair value of stock options using a Black-Scholes valuation model. There were 712,000, 488,000 and 592,000 stock options granted with weighted-average grant date fair value of $1.17, $1.09 and $1.79 per share during 2014, 2013 and 2012, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected term (in years)	4.1	4.0	4.0
Volatility	63.20%	59.20%	72.87%
Expected dividend	0%	0%	0%
Risk-free interest rate	1.85%	0.98%	0.57%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the 401(k) retirement savings plans were $115,000, $110,000 and $900,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 12. Guarantees

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Beginning accrued warranty and related costs	$1,048	$588
Accruals for warranties issued during the year	865	789
Adjustments related to pre-existing warranties including expirations and changes in estimates	(467)	412
Cost of warranty repair	(644)	(741)
Ending accrued warranty and related costs	$802	$1,048

Note 13. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $12.8 million, $16.7 million and $16.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. We recorded a current tax provision of $215,000, $188,000 and $853,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	2	13	(113)
Foreign	213	175	966
Total current	215	188	853
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$215	$188	$853

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	(0.2)	(0.1)	(1.0)
Change in valuation allowance	(695.8)	(111.8)	23.3
Stock compensation	(26.3)	(1.4)	1.5
Foreign rate differences	758.6	85.3	(72.5)
Dividend from PRC investee	(169.8)	(19.6)	30.1
Net loss from privately-held PRC investments	45.6	2.5	(2.6)
Other	14.4	7.3	(1.6)
Effective tax rate	(38.5%)	(2.8%)	12.2%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss	$55,654	$51,818
Accruals and reserves not yet deductible	4,517	4,985
Credits	1,488	1,488
	61,659	58,291
Deferred tax liabilities:
Valuation of investment portfolio	—	(288)
	—	(288)
Net deferred tax assets	61,659	58,003
Valuation allowance	(61,659)	(58,003)
Net deferred tax assets	$—	$—

As of December 31, 2014, we have federal and state net operating loss carryforwards of approximately $165.7 million and $5.6 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will be expired beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2014 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $4.0 million and increased by $7.0 million for the years ended December 31, 2014 and 2013, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2014 includes no interest and penalties. As of December 31, 2014, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2013.

Deferred tax liabilities have not been recognized for $67.6 million of undistributed earnings of our foreign subsidiaries at December 31, 2014. We have made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is our intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, we would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. As of December 31, 2014, the company and its consolidated joint ventures hold approximately $18.3 million in cash and investments in foreign bank accounts of which $13.9 million is not available for use in the United States without paying income taxes.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2013	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Gross unrecognized tax benefits balance as of December 31, 2014	$16,403

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

Note 14. Net Income per Share

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to AXT, Inc	$(1,388)	$(7,958)	$3,110
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) to common stockholders	$(1,565)	$(8,135)	$2,933
Denominator:
Weighted average common shares (basic)	32,452	32,700	32,144
Effect of dilutive securities:
Common stock options	—	—	689
Restricted stock awards	—	—	32
Weighted average common shares (dilutive)	32,452	32,700	32,865
Basic net income (loss) per share:
Net income attributable to AXT, Inc	$(0.05)	$(0.25)	$0.10
Net income to common stockholders	$(0.05)	$(0.25)	$0.09
Diluted net income (loss) per share:
Net income attributable to AXT, Inc	$(0.05)	$(0.25)	$0.09
Net income to common stockholders	$(0.05)	$(0.25)	$0.09
Options excluded from diluted net income per share as the impact is anti-dilutive	2,772	2,671	1,056
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	252	241	13

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Years Ended December 31,
	2014	2013	2012
Product revenue:
Europe (primarily Germany)	$21,535	$21,387	$18,170
China	17,451	24,946	19,815
North America (primarily the United States)	10,292	10,665	15,391
Japan	11,550	9,041	9,346
Taiwan	11,464	10,131	10,985
Asia Pacific (excluding China, Japan and Taiwan)	11,207	9,165	14,667
	$83,499	$85,335	$88,374

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of December 31,
	2014	2013
Long-lived assets:
United States of America	$136	$204
China	33,726	37,417
	$33,862	$37,621

Note 16. Foreign Exchange Contracts and Transaction Gains/Losses

As of December 31, 2014, and 2013, we had no outstanding commitments with respect to foreign exchange contracts.

We incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the consolidated statements of operations of $1.0 million, $1.3 million and $445,000 for the years ended December 31, 2014, 2013 and 2012 respectively.

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

Leases

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. The original lease commenced on

December 1, 2008 for a term of seven years, with an option by us to cancel the lease after five years, upon forfeiture of the security deposit and payment of one-half of the fifth year’s rent. On June 28, 2013, we sent a notice to terminate the lease effective November 30, 2013 with an early termination penalty of $142,000 which was recorded as an expense in the third quarter of 2013. On August 2, 2013, we signed a new lease agreement for the current facility with reduced footage of 20,767 square feet, which commenced on December 1, 2013 for a term of two years. The reduced square footage, the reduced rate per square foot, and the expected reduced operating costs, would save us approximately total $382,000 during 2014 and 2015. In September 2014, we signed an amendment to the current lease to further reduce square footage to 19,467 square feet and to extend the term of the lease two more years. Total rent expenses under these operating leases were $260,000, $638,000 and $447,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Total minimum lease payments under these leases as of December 31, 2014 are summarized below (in thousands):

Lease Payments
2015	$260
2016	165
2017	159
2018	30
2019	26
Thereafter	126
$766

Royalty Agreement

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018. We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim for credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement was $577,000 which was net of claim for credit of $223,000 and $530,000 which was net of claim for credit of $270,000 for the years ended December 31, 2014 and 2013, respectively. Royalty expense was $1.4 million for the year ended December 31, 2012. These expenses were included in cost of revenue. Total royalty payments under this agreement as of December 31, 2014 are summarized below (in thousands):

Royalty Payments
2015	800
2016	575
2017	575
2018	575
$2,525

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2014:
Revenue	$19,345	$21,449	$23,138	$19,567
Gross profit	2,718	4,160	5,318	4,971
Net income (loss) attributable to AXT, Inc	(2,040)	319	644	(311)
Net (loss) attributable to AXT, Inc per share, basic	$(0.06)	$0.01	$0.02	$(0.01)
Net (loss) attributable to AXT, Inc per share, diluted	$(0.06)	$0.01	$0.02	$(0.01)
2013:
Revenue	$22,380	$22,831	$20,521	$18,603
Gross profit	3,484	3,085	2,446	2,813
Net (loss) attributable to AXT, Inc	(2,400)	(2,035)	(2,295)	(1,228)
Net (loss) attributable to AXT, Inc per share, basic	$(0.08)	$(0.06)	$(0.07)	$(0.04)
Net (loss) attributable to AXT, Inc per share, diluted	$(0.08)	$(0.06)	$(0.07)	$(0.04)

Note 19. Restructuring Charges

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

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force.

Note 20. Subsequent Events

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee has conducted an investigation of certain potential related-party transactions involving Davis Zhang, our President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission. We have filed a Current Report on Form 8-K on February 23, 2015 to disclose such historical related-party transactions.

On February 20, 2015, the Board waived any potential inconsistencies with our Code of Conduct and Ethics arising from the transactions identified in the investigation. Also, the Audit Committee approved the related-party nature of such transactions to the extent it had not previously approved such transactions. The Board and Audit Committee specified that such waiver and approval would have retroactive effect to the date of commencement of the transactions covered by such waiver and approval. We expect to incur additional professional services expense related to the investigation of approximately $1.2 million in the first quarter of 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ GARY L. FISCHER
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: March 13, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Morris S. Young and Gary L. Fischer, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any and all amendments to this Report on Form 10-K, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 13, 2015
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCER	Chief Financial Officer and Corporate Secretary	March 13, 2015
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 13, 2015
Jesse Chen

/s/ DAVID C. CHANG	Director	March 13, 2015
David C. Chang

/s/ LEONARD LEBLANC	Director	March 13, 2015
Leonard LeBlanc

/s/ NAI-YU PAI	Director	March 13, 2015
Nai-yu Pai

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2014

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1(8)	Rights Agreement dated April 24, 2001 by and between AXT, Inc. and ComputerShare Trust Company, Inc.
10.1(9)*	Form of Indemnification Agreement for directors and officers
10.2(10)*	1997 Stock Option Plan and forms of agreements thereunder
10.3(11)	Purchase and Sale Agreement by and between Limar Realty Corp #23 and AXT, Inc. dated April 1998
10.4(12)	Bond Purchase Contract between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.5(13)	Remarketing Agreement between Dain Rauscher Incorporated and AXT, Inc. dated December 1, 1998
10.6(14)	Reimbursement Agreement between Wells Fargo Bank National Association and AXT, Inc. dated April 7, 2003
10.7(15)	Asset purchase agreements dated September 4, 2003 by and between Dalian Luming Science and Technology Group, Ltd and AXT, Inc. and by and between Lumei Optoelectronics Corp., AXT, Inc., Lyte Optronics, Inc., Beijing Tongmei Xtal Technology and Xiamen Advanced Semiconductor Co., Ltd.
10.8(16)*	Agreement respecting severance payment between the Company and Dr. Morris S. Young.
10.9(17)*	Employment agreement between the Company and Mr. Davis Zhang
10.10(18)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008
10.11(19)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.12(20)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.13(21)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.14(22)	2007 Equity Incentive Plan (amended December 8, 2008)
10.15(23)*	Forms of agreements under the 2007 Equity Incentive Plan
10.17(25)*	Employment Letter Agreement between the Company and Mr. Davis Zhang
10.18(26)*	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym
10.19*	2015 Executive Bonus Plan
10.20(27)**	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH
10.24(28)	Credit Line Account Application and Agreement for Organizations and Businesses between AXT, Inc. and UBS Bank USA dated December 15, 2008
10.25(29)	Notice of Credit Line Account Increase between AXT, Inc. and UBS Bank USA dated January 17, 2012
10.26(30)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.27*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1(31)	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc
24.1	Power of Attorney (see signature page)

Exhibit Number	Description
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(9)	Incorporated by reference to exhibit 10.1 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.
(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.
(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.
(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.
(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.
(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.
(17)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on January 17, 2006.
(18)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.
(19)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8-K filed with the SEC on July 8, 2008.
(20)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(21)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(22)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(23)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(24)	Incorporated by reference to exhibit 10.22 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(27)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.
(28)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 15, 2012.
(29)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 15, 2012.
(30)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(31)	Incorporated by reference to exhibit 21.1 to registrant’s Registration Statement on Amendment No. 1 to Form S-3 filed with the SEC on July 28, 2006.
*	Management contract or compensatory plan.
**	Confidential treatment has been requested of the SEC for portions of the exhibit.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.