Form 10-Q
period 2015-03-31
AXT INC
filed 2015-05-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.001 par value	32,661,014

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$33,285	$28,814
Short-term investments	3,590	12,340
Accounts receivable, net of allowances of $1,049 and $823 as of March 31, 2015 and December 31, 2014	18,787	17,864
Inventories	39,475	38,574
Related party notes receivable - current	173	171
Prepaid expenses and other current assets	4,312	5,430
Total current assets	99,622	103,193
Long-term investments	10,612	7,783
Property, plant and equipment, net	33,223	33,862
Related party notes receivable – long-term	1,710	1,704
Other assets	15,128	14,975
Total assets	$160,295	$161,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,131	$7,137
Accrued liabilities	5,815	7,634
Total current liabilities	14,946	14,771
Long-term portion of royalty payments	1,581	1,725
Other long-term liabilities	350	333
Total liabilities	16,877	16,829
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2015 and December 31, 2014 (Liquidation preference of $6.3 million and $6.3 million as of March 31, 2015 and December 31, 2014.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,661 and 32,837 shares issued and outstanding as of March 31, 2015 and December 31, 2014.	32	32
Additional paid-in-capital	195,152	195,419
Accumulated deficit	(69,417)	(68,393)
Accumulated other comprehensive income	7,620	7,673
Total AXT, Inc. stockholders’ equity	136,919	138,263
Noncontrolling interests	6,499	6,425
Total stockholders’ equity	143,418	144,688
Total liabilities and stockholders’ equity	$160,295	$161,517

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Revenue	$20,064	$19,345
Cost of revenue	15,315	16,627
Gross profit	4,749	2,718

Operating expenses:
Selling, general and administrative	5,251	3,436
Research and development	1,241	775
Restructuring charge	—	907
Total operating expenses	6,492	5,118
Loss from operations	(1,743)	(2,400)
Interest income, net	97	127
Equity in earnings of unconsolidated joint ventures	200	487
Other income, net	633	10
Loss before provision for income taxes	(813)	(1,776)
Provision for income taxes	86	59
Net loss	(899)	(1,835)
Less: Net income attributable to noncontrolling interests	(125)	(205)
Net loss attributable to AXT, Inc.	$(1,024)	$(2,040)

Net loss attributable to AXT, Inc. per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Weighted average number of common shares outstanding:
Basic	32,553	32,364
Diluted	32,553	32,364

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(899)	$(1,835)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	238	(521)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(259)	(10)
Total other comprehensive loss, net of tax	(21)	(531)
Comprehensive loss	(920)	(2,366)
Less: Comprehensive income attributable to the noncontrolling interests	(157)	(126)
Comprehensive loss attributable to AXT, Inc.	$(1,077)	$(2,492)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(899)	$(1,835)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,403	1,404
Amortization of marketable securities premium	55	122
Stock-based compensation	274	292
Loss (gain) on disposal of property, plant and equipment	9	(5)
Provision for doubtful accounts	150	1
Realized gain on sale of investments	(367)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,052)	(1,459)
Inventories	(858)	985
Prepaid expenses and other current assets	1,124	1,584
Other assets	(151)	18
Accounts payable	1,979	(489)
Accrued liabilities	(1,906)*	(697)*
Other long-term liabilities	(110)	(308)
Net cash used in operating activities	(349)	(387)

Cash flows from investing activities:
Purchases of property, plant and equipment	(676)	(163)
Proceeds from sales of property, plant and equipment	2	5
Purchases of available-for-sale securities	(4,304)	(3,725)
Proceeds from sales and maturities of available-for-sale securities	10,277	2,180
Net cash provided by (used in) investing activities	5,299	(1,703)

Cash flows from financing activities:
Proceeds from common stock options exercised	76	—
Repurchase of the Company’s common stock, including commission	(617)	—
Net cash used in financing activities	(541)	—
Effect of exchange rate changes on cash and cash equivalents	62	(111)
Net increase (decrease) in cash and cash equivalents	4,471	(2,201)
Cash and cash equivalents at the beginning of the period	28,814	24,961
Cash and cash equivalents at the end of the period	$33,285	$22,760

*Dividends accrued but not paid by joint ventures of $646 and $729 was included in accrued liabilities as of March 31, 2015 and March 31, 2014, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of March 31, 2015 and December 31, 2014, our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$25,662	$—	$—	$25,662	$22,337	$—	$—	$22,337
Cash equivalents:
Certificates of deposit[1]	7,623	—	—	7,623	6,454	—	—	6,454
Money market fund	—	—	—	—	23	—	—	23
Total cash and cash equivalents	33,285	—	—	33,285	28,814	—	—	28,814

Investments (available for sale):
Certificates of deposit[2]	6,425	1	(7)	6,419	10,195	1	(13)	10,183
Corporate bonds	7,342	—	(31)	7,311	9,214	1	(29)	9,186
Corporate equity security	24	448	—	472	44	710	—	754
Total investments	13,791	449	(38)	14,202	19,453	712	(42)	20,123
Total cash, cash equivalents and investments	$47,076	$449	$(38)	$47,487	$48,267	$712	$(42)	$48,937
Contractual maturities on investments:
Due within 1 year	$3,144			$3,590	$11,631			$12,340
Due after 1 through 5 years	10,647			10,612	7,822			7,783
	$13,791			$14,202	$19,453			$20,123

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of Deposit and Corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our current holding of corporate equity securities consists of the common stock of Intelligent Epitaxy Technology, Inc (“IntelliEPI”), a Taiwan publicly-traded company. During the three months ended March 31, 2015, we sold some of our IntelliEpi stock. From this, our cash proceeds from sales of available-for-sale investments was $387,000. Our cost was $20,000 and our gross realized gain from sales of available-for-sale investments was $367,000.There were no sales of available-for-sale securities and no realized gains and losses for the three months ended March 31, 2014.

We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. An unrealized gain of $448,000 net of tax remains as of March 31, 2015 for IntelliEpi stock still held. These securities are valued at fair market value at March 31, 2015 and December 31, 2014. There is no assurance that we will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2015 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on March 31, 2015. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 (in thousands):

As of March 31,2015	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$4,018	$(7)	$480	$—	$4,498	$(7)
Corporate bonds	7,311	(31)	—	—	7,311	(31)
Total in loss position	$11,329	$(38)	$480	$—	$11,8109	$(38)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 (in thousands):

As of December 31, 2014	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)	Fair Value	Gross Unrealized (Loss)
Investments:
Certificates of deposit	$4,492	$(13)	$—	$—	$4,492	$(13)
Corporate bonds	3,770	(27)	4,309	(2)	8,079	(29)
Total in loss position	$8,262	$(40)	$4,309	$(2)	$12,571	$(42)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $12.5 million and $12.1 million as of March 31, 2015 and December 31, 2014, respectively.

We also maintain minority investments in one company which is accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. Our investments under the cost method are reviewed for other than temporary declines in value on a quarterly basis. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. As of March 31, 2015 and December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were also included in “other assets” in the condensed consolidated balance sheets.

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

We place short term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2015. There have been no transfers between fair value measurement levels during the three months ended March 31, 2015.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2015 (in thousands):

	Balance as of March 31, 2015	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$14,042	$—	$14,042	$—
Corporate bonds	7,311	—	7,311	—
Corporate equity securities	472	472	—	—
Total	$21,825	$472	$21,353	$—
Liabilities:
Foreign currency hedge obligations	$2	$—	$—	$2

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2014 (in thousands):

	Balance as of December 31, 2014	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and investments:
Money market fund	$23	$23	$—	$—
Certificates of deposit	10,183	—	10,183	—
Corporate bonds	9,186	—	9,186	—
Corporate equity securities	754	754	—	—
Total	$20,146	$777	$19,369	$—
Liabilities	$—	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2015 or 2014.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Inventories:
Raw materials	$19,688	$18,990
Work in process	16,948	16,222
Finished goods	2,839	3,362
	$39,475	$38,574

As of March 31, 2015 and December 31, 2014, carrying values of inventories were net of inventory reserve of $11.4 million and $11.2 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31, 2015	December 31, 2014
Accrued product warranty	$392	$802
Accrued compensation and related charges	1,718	2,656
Current portion of royalty payments	744	800
Dividends payable by consolidated joint ventures	646	563
Accrued professional services	304	509
Accrued income taxes	110	119
Other accrued liabilities	1,901	2,185
	$5,815	$7,634

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.7 million for a loan to one of its equity investment entities.  The original term of the loan was for two years and ten months with 3 periodic principal payments required.  After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of March 31, 2015, and December 31, 2014, we included $1.7 million in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of March 31, 2015 and December 31, 2014, amounts payable of $1.8 million were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of March 31, 2015 and December 31, 2014, amounts receivable of $350,000 were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2015 and 2014, Jin Mei has recorded $1,000 and $5,000 income from agency sales, respectively, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), entered into an operating lease for the land it owns with our consolidated joint venture Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

Tongmei has paid $121,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. In 2014, an agreement was signed between Tongmei and Dongfang to set the date of repayment on December 31, 2015. As of March 31, 2015, this balance was included in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $49,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $52,000 as of March 31, 2015 is due on December 31, 2015. As of March 31, 2015, this balance, including both principal and interest, was included in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of March 31, 2015 and December 31 2014, amounts payable of $465,000 and $513,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of March 31, 2015 and December 31 2014, amounts payable of $637,000 and $730,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

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

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

Our investments are summarized below (in thousands):

	Investment Balance as of
Company	March 31, 2015	December 31, 2014	Accounting Method	Ownership Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,682	$1,723	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,440	5,351	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,025	1,021	Equity	25%
	$8,147	$8,095

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

Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management with some inputs from us.

During the three months ended March 31, 2015 and 2014, the three consolidated joint ventures generated $0.6 million and $0.8 million of income, respectively, of which $125,000 and $205,000, respectively, were allocated to minority interests, resulting in $427,000 and $548,000 of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our consolidated balance sheets and totaled $8.1 million and $8.1 million as of March 31, 2015 and December 31, 2014, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2015 and December 31, 2014, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $4.3 million and $4.0 million, respectively.

The minority investment entities that are not consolidated are accounted for under the equity method and had the following summarized income information (in thousands) for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Revenue	$9,325	$13,480
Gross profit	2,295	3,963
Operating income	1,051	2,664
Net income	957	2,119

Our portion of the entity earnings from the minority investment entities that are not consolidated and are accounted for under the equity method were $200,000 and $487,000 for the three months ended March 31, 2015 and March 31, 2014, respectively.

We also maintain minority investments directly in one privately-held company accounted for under the cost method and we do not have the ability to exercise significant influence over their operations. As of March 31, 2015 and December 31, 2014, our investments in this unconsolidated privately-held company had a carrying value of $200,000 and are included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity and Stock Repurchase Program

Consolidated Statements of Changes in Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2014	$3,532	$32	$195,419	$(68,393)	$7,673	$138,263	$6,425	$144,688
Common stock options exercised			76			76		76
Common stock repurchased			(617)			(617)		(617)
Stock-based compensation			274			274		274
Net (loss) income				(1,024)		(1.024)	125	(899)
Dividends declared by joint ventures							(83)	(83)
Change in unrealized (loss) gain on marketable securities					(259)	(259)		(259)
Currency translation adjustment					206	206	32	238
Balance as of March 31, 2015	$3,532	$32	$195,152	$(69,417)	$7,620	$136,919	$6,499	$143,418

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2015 and March 31, 2014.

Stock Repurchase Programs

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014. On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended March 31, 2015, we repurchased approximately 230,000 shares at an average price of $2.67 per share for a total purchase price of $617,000 under the stock repurchase program. As of March 31, 2015, approximately $4.4 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014

Cost of revenue	$5	$5
Selling, general and administrative	225	244
Research and development	44	43
Total stock-based compensation	274	292
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$274	$292

As of March 31, 2015, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plans were approximately $1.4 million, net of estimated forfeitures of $54,000. These costs are amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of March 31, 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no stock options granted in the three months ended March 31, 2015 and 2014.

The following table summarizes our stock option activities during the three months ended March 31, 2015 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2015	3,198	$3.12	6.95	$1,247
Granted	—	—
Exercised	(54)	1.40
Canceled and expired	(29)	2.74
Balance as of March 31, 2015	3,115	$3.16	6.72	$966
Options vested and expected to vest as of March 31, 2015	3,115	$3.16	6.72	$966
Options exercisable as of March 31, 2015	1,885	$3.51	5.35	$667

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.69 on March 31, 2015, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2015 is presented below (in thousands, except per share data):

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2015	261	$2.71
Granted	—	$—
Vested	—	$—
Non-vested as of March 31, 2015	261	$2.71

As of March 31, 2015, the unamortized compensation costs related to unvested restricted stock awards was approximately $511,000, which is to be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss attributable to AXT, Inc.	$(1,024)	$(2,040)
Less: Preferred stock dividends	(44)	(44)

Net loss available to common stockholders	$(1,068)	$(2,084)
Denominator:
Denominator for basic net loss per share - weighted average common shares	32,553	32,364
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common share	32,553	32,364
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)
Weighted-average shares:
Options excluded from diluted net loss per share as the impact is anti-dilutive	3,167	2,607
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	261	241

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2015 and December 31, 2014, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended March 31,
	2015	2014
Geographical information:
Europe (primarily Germany)	$4,943	$6,583
China	3,297	4,165
Asia Pacific (excluding China, Japan and Taiwan)	2,759	2,389
Taiwan	3,109	2,115
Japan	2,484	2,313
North America (primarily the United States)	3,472	1,780
Total	$20,064	$19,345

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31, 2015	December 31, 2014
Long-lived assets by geographic region:
United States of America	$403	$136
China	32,820	33,726
	$33,223	$33,862

Significant Customers

No customer represented more than 10% of our revenue for the three months ended March 31, 2015 and 2014. Our top five customers, although not the same five customers for each period, represented 35% and 39% of our revenue for the three months ended March 31, 2015 and 2014, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customer accounted for over 10% of our accounts receivable balance as of March 31, 2015 while two customers accounted for 11% and 10% of our accounts receivable balance as of December 31, 2014.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014

Beginning accrued warranty and related costs	$802	$1,048
Accruals for warranties issued	174	496
Adjustments related to pre-existing warranties including expirations and changes in estimates	(294)	(103)
Cost of warranty repair	(290)	(214)
Ending accrued warranty and related costs	$392	$1,227

Contractual Obligations

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

Outstanding contractual obligations as of March 31, 2015 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$690	$236	$289	$54	$111
Royalty agreement	2,325	744	1,150	431	—
Total	$3,015	$980	$1,439	$485	$111

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2015, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $180,000 and $17,000 for the three months ended March 31, 2015 and 2014, respectively. These amounts are included in “Other income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three month ended March 31, 2015 includes no interest and penalties. As of March 31, 2015, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2013.

Provision for income taxes for three months ended March 31, 2015 and 2014 was mostly related to our China subsidiaries and our China joint venture operations. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three months ended March 31, 2015 or 2014 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

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

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force. We had no restructuring charge in the first three months of 2015.

Note 15. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee has conducted an investigation of certain potential related-party transactions involving Davis Zhang, our President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We have filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

On February 20, 2015, the Board waived any potential inconsistencies with our Code of Conduct and Ethics arising from the transactions identified in the investigation. Also, the Audit Committee approved the related-party nature of such transactions to the extent it had not previously approved such transactions. The Board and Audit Committee specified that such waiver and approval would have retroactive effect to the date of commencement of the transactions covered by such waiver and approval. We have incurred approximately $1.8 million of professional service fees during the course of this investigation.

Note 16. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for us beginning in the first quarter of 2018; early adoption is prohibited. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application.

Note 17. Subsequent Events

Resignation of Davis Zhang

On April 17, 2015, Davis Zhang notified us of his decision to resign as our President, China Operations.  His resignation will be effective as of May 15, 2015.

Gallium arsenide materials were placed on a revised list of hazardous substances requiring a permit for use in manufacturing.  We do not yet have that permit.

From time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is under review.  We expect to continue to manufacture gallium arsenide substrate wafers while going through the compliance examination process to receive the requisite permit.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit.  A halt to our production of gallium arsenide substrate wafers could have a material adverse effect on our revenue and profits and could also result in our furloughing approximately several hundred manufacturing employees.  See the section entitled “Risk Factors” for additional information about these risks and uncertainties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to expand our markets and increase sales, industry trends, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our belief that we have adequate cash and investments to meet our needs over the next 12 months, and our ability to continue to manufacture gallium arsenide substrate wafers. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

These forward-looking statements are not guarantees of future performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update any forward‑looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 and the condensed consolidated financial statements included elsewhere in this report.

Overview

AXT is a worldwide developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuit in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine gallium with arsenic (GaAs) or combine indium with phosphorous (InP). Our single element substrates are made from germanium (Ge). Most of our revenue is from sales of GaAs substrates. We currently sell the following substrate products in the sizes and for the applications indicated:

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes AXT subsidiaries and joint ventures in China. We believe this supply chain arrangement provides us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. Our subsidiaries and joint ventures produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership by our consolidated subsidiaries in these entities range from 20% to 83%. We consolidate, for accounting purposes, the joint ventures in which we have majority or controlling financial interest and significant influence on management, and employ equity accounting for the joint ventures in which we have a smaller ownership interest. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties. We use our direct sales force in the United States and China, and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

As of March 31, 2015 and December 31, 2014, our accounts receivable, net, balance was $18.8 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $560,000 and $410,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2015 and December 31, 2014, our allowance for sales returns was $489,000 and $413,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2015 and December 31, 2014, accrued product warranties totaled $392,000 and $802,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2015 and December 31, 2014, we had an inventory reserve of $11.4 million and $11.2 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months ended March 31, 2015 or 2014.

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

There have been no transfers between fair value measurement levels during the three months ended March 31, 2015.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of March 31, 2015 or December 31, 2014.

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Total revenue	$20,064	$19,345	$719	3.7%

Revenue increased $719,000, or 3.7%, to $20.1 million for the three months ended March 31, 2015 from $19.3 million for the three months ended March 31, 2014.  The revenue increase was primarily the result of a significant increase in InP revenue in the first quarter of 2015 as compared to the same period in the prior year. The InP revenue increase was the result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity. In addition, our raw materials revenue increased as a result of stronger demand and our ability to respond quickly to short lead time requirements. The increase of revenue from InP and raw materials sales, however, was partially offset by the decreased demand for other substrate materials, particularly from our Ge substrates customers.

Revenue by Geographic Region
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$4,943	$6,583	$(1,640)	(25)%
% of total revenue	25%	34%
North America (primarily the United States)	3,472	1,780	1,692	95%
% of total revenue	17%	9%
China	3,297	4,165	(868)	(21)%
% of total revenue	16%	22%
Taiwan	3,109	2,115	994	47%
% of total revenue	16%	11%
Asia Pacific (excluding China, Taiwan and Japan)	2,759	2,389	370	16%
% of total revenue	14%	12%
Japan	2,484	2,313	171	7%
% of total revenue	12%	12%
Total revenue	$20,064	$19,345	$719	4%

Sales to customers located outside of North America represented approximately 83% and 91% of our revenue in the three months ended March 31, 2015 and 2014, respectively. Sales to customers in North America increased by $1.7 million, or 95%, mainly from the increase in InP sales in the first quarter of 2015 as compared to same period in 2014. Revenue by geographic region reflected strong expansion in North America and Asia partially offset by contraction in Europe.

Gross Margin
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,749	$2,718	$2,031	74.7%
Gross Margin %	23.7%	14.1%

Gross margin increased to 23.7% of total revenue in the three months ended March 31, 2015 from 14.1% of total revenue in the three months ended March 31, 2014. Gross margin increased primarily due to product mix and continuation of a company-wide cost-saving campaign which was first implemented in 2014.

Selling, General and Administrative Expenses
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$5,251	$3,436	$1,815	52.8%
% of total revenue	26.2%	17.8%

Selling, general and administrative expenses increased $1.8 million, or 52.8% to $5.3 million for the three months ended March 31, 2015 from $3.4 million for the three months ended March 31, 2014. The higher selling, general and administrative expenses resulted from an increase in professional services of $1.2 million related to an investigation of certain potential related-party transactions and higher personnel related costs. We expect our selling, general administrative expenses to decrease as the investigation has concluded and we do not anticipate additional professional services in the second quarter of 2015.

Research and Development
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Research and development	$1,241	$775	$466	60.1%
% of total revenue	6.2%	4.0%

Research and development expenses increased $466,000, or 60.1% to $1.2 million for the three months ended March 31, 2015 from $775,000 for the three months ended March 31, 2014. The increase was primarily due to higher product development and testing costs and personnel-related costs.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11% of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force. We had no restructuring charge in the first three months of 2015.

Interest Income, net
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Interest income, net	$97	$127	$(30)	23.6%
% of total revenue	0.5%	0.7%

Interest income, net decreased $30,000 to $97,000 for the three months ended March 31, 2015 from $127,000 for the three months ended March 31, 2014. The decrease was primarily due to lower returns from our mix of investment securities held.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$200	$487	$(287)	58.9%
% of total revenue	1.0%	2.5%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $287,000 to $200,000 for the three months ended March 31, 2015 from $487,000 for the three months ended March 31, 2014 primarily due to lower net income from our minority-owned joint ventures that are not consolidated.

Other Income, net
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Other income, net	$633	$10	$623	6,230.0%
% of total revenue	3.2%	0.1%

Other income, net increased $623,000 to $633,000 for the three months ended March 31, 2015 from $10,000 for the three months ended March 31, 2014 primarily due to a gain of approximately $368,000 recognized from the sale of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”), a Taiwan publicly traded company, in the first quarter of 2015. In addition, we had a favorable gain of $180,000 in foreign currency exchange in the three months ended March 31, 2015 as compared to $17,000 in the three months ended March 31, 2014.

Provision for Income Taxes
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$86	$59	$27	45.8%
% of total revenue	0.4%	0.3%

Provision for income taxes for the three months ended March 31, 2015 was $86,000 , which was mostly related to our consolidated subsidiaries in China. The increase in provision for income taxes from the three months ended March 31, 2014 to the three months ended March 31, 2015 was primarily due to increased sales and net income of our foreign subsidiaries as well as higher taxable income for state tax purposes in the U.S. Besides the state tax liabilities, no income taxes or tax benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

Noncontrolling interests
	Three Months Ended March 31,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$125	$205	$(80)	(39.0)%
% of total revenue	0.6%	1.1%

Net income attributable to noncontrolling interests decreased $80,000, or 39.0% to $125,000 for the three months ended March 31, 2015 from $205,000 for the three months ended March 31, 2014 primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEpi. In 2013, we re-categorized our IntelliEpi investment from cost method to short-term investments as IntelliEpi completed its initial public offering in 2013.

As of March 31, 2015, our principal source of liquidity was $47.5 million, which consisted of cash and cash equivalents of $33.3 million, short-term investments of $3.6 million and long-term investments of $10.6 million. The increase in cash and cash equivalents of $4.5 million in the first quarter of 2015 was primarily due to net cash provided by investing activities of $5.3 million and the effect of exchange rate changes of $62,000, offset by net cash used in operating activities of $349,000 and net cash used in financing activities of $541,000. As of March 31, 2015, we and our consolidated joint ventures held approximately $18.9 million in cash and investments in foreign bank accounts. This consists of $11.1 million held by our wholly owned subsidiary in China and $7.8 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.9 million, approximately $13.6 million would not be available for use in the United States without paying United States income taxes.

Net cash used by operating activities of $349,000 for the three months ended March 31, 2015 was primarily comprised of our net loss of $899,000, adjusted for non-cash items of depreciation of $1.4 million, stock-based compensation of $274,000, amortization of marketable securities premium of $55,000, provision for doubtful account of $150,000 and loss on disposal property and equipment of $9,000 offset by the realized gain on sales of investments of $367,000 and a net change of $1.0 million in assets and liabilities.

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

Net cash provided by investing activities of $5.3 million for the three months ended March 31, 2015 was primarily from the proceeds from maturities and sales of available-for-sales securities of $10.3 million, partially offset by net purchases of marketable investment securities of $4.3 million and the purchase of property, plant and equipment of $676,000.

Net cash used in investing activities of $1.7 million for the three months ended March 31, 2014 was primarily from the net purchases of marketable investment securities of $3.7 million, the purchase of property, plant and equipment of $163,000, partially offset by the proceeds from the sales of available-for-sales securities of $2.2 million and proceeds from sales of property, plant and equipment of $5,000.

Net cash used in financing activities was $541,000 for the three months ended March 31, 2015, which consisted of $617,000 for the repurchase of the Company’s common stock, including commission and fees, partially offset by net proceeds of $76,000 on the issuance of common stock pursuant to stock option exercises.

There was no cash used in or provided by financing activities for the three months ended March 31, 2014.

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases could be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended March 31, 2015, we repurchased approximately 230,000 shares at an average price of $2.67 per share for a total purchase price of $617,000 under the stock repurchase program. As of March 31, 2015, approximately $4.4 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

Line of Credit

Prior to 2015, we had an unused credit facility with a bank that provided for a line of credit of $10.0 million. The line of credit was secured by marketable securities we had with the bank at that time. This line of credit was never used and there were no outstanding borrowings under this line of credit as of March 31, 2015 and December 31, 2014. This line of credit was terminated in January 2015 when we closed our investment account with this institution and moved all of our funds from this bank to a different bank.

Contractual Obligations and Operating Leases

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

Outstanding contractual obligations as of March 31, 2015 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$690	$236	$289	$54	$111
Royalty agreement	2,325	744	1,150	431	—
Total	$3,015	$980	$1,439	$485	$111

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 16 - Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2014, we recorded net foreign exchange losses of $1.0 million, included as part of other income (expense), net in our consolidated statements of operations. In addition, we recorded unrealized foreign currency charges of $377,000 related to financial statement translations which are included in the balance of “accumulated other comprehensive income” on our consolidated balance sheets. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014, the yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen from our Japanese customers, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The functional currency for our foreign operations is the Renminbi, the local currency of China and in the future we may establish short term hedges covering Renminbi. Most of our operations are conducted in China, most of our costs are incurred in Chinese Renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, including our joint ventures, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables.

Although we currently are using a hedging program to minimize the effects of currency fluctuations relating to the Japanese yen and may apply this program to other currencies such as the Chinese Renminbi, our hedging position is partial, may not exist at all in the future and may not succeed in minimizing our foreign currency fluctuation risks. The Company’s primary objective in holding these instruments is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of March 31, 2015	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalent	$33,285	0.79%	$263	$237	$289
Investment in debt and equity instruments	13,730	2.41%	331	298	364
			$594	$535	$653

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. No customer accounted for over 10% of our trade accounts receivable balance as of March 31, 2015 while two customers accounted for 11% and 10% of our trade accounts receivable balance as of December 31, 2014.

Equity Risk

We maintain minority investments directly, and indirectly through our consolidated joint ventures in privately-held companies located in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations.  We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2015 and December 31, 2014, the direct minority investments totaled $200,000, and the indirect minority investments by our consolidated joint ventures totaled $4.3 million and $4.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 12.9% in the quarter ended June 30, 2013 to 25.4% in the quarter ended December 31, 2014 and for the quarter ended March 31, 2015 to 23.7%.

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

Our products are used as components in electronic products. Accordingly, demand for our products is subject to the demand for end-user applications which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

•	the competition such manufacturers face in their particular industries;

•	the technical, manufacturing, sales and marketing and management capabilities of such manufacturers;

•	the financial and other resources of such manufacturers; and

•	the inability of such manufacturers to sell their products if they infringe third‑party intellectual property rights.

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

The Chinese government has imposed, and may impose in the future, manufacturing restrictions that could materially and adversely impact our results of operations and our financial condition.

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 APEC event.  These restrictions included a shut-down of the transportation of materials and power plants to reduce air pollution.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is under review.  There can be assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our chain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

If, in the future, restrictions are imposed that affect our operations, our ability to supply current or new orders would be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us. Restrictions on transportation of materials could limit our ability to transport our raw materials or products, and could result in bottlenecks at shipping ports, limiting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level, such as occurred during 2008. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

Although no customer represented more than 10% of our revenue for the years ended March 31, 2015, we expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Developed countries such as the United States and China continue to be on alert for terrorist activity. The potential near- and long-term impact terrorist activities may have in regards to our suppliers, customers and markets for our products and the economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, terrorist activity or threats against U.S.‑owned enterprises are a particular concern to us.

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

Furthermore, because we are incorporated in Delaware, we are subject to the provisions of Section 203 of the Delaware General Corporation Law. These provisions prohibit us from engaging in any business combination with any interested stockholder (a stockholder who owns 15% or more of our outstanding voting stock) for a period of three years following the time that such stockholder became an interested stockholder, unless:

•	66⅔% of the shares of voting stock not owned by the interested stockholder approve the merger or combination, or

•	the board of directors approves the merger or combination or the transaction which resulted in the stockholder becoming an interested stockholder.

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

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the operation of our facilities, hazardous materials, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to orders to cease manufacturing or substantial liability for clean-up efforts, personal injury and fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is under review.  There can be assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our chain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014. On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended March 31, 2015, we repurchased approximately 230,000 shares at an average price of $2.67 per share for a total purchase price of $617,000 under the stock repurchase program. As of March 31, 2015, approximately $4.4 million remained available for future repurchases under this program. The following table provides additional details regarding our repurchase activity during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1,2015 – January 31, 2015	—	—	—	$5,000,000
February 1, 2015 – February 28, 2015	—	—	—	$5,000,000
March 1, 2015 – March 31, 2015	229,738	$2.67	229,738	$4,382,902

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

AXT, INC.

Dated: May 8, 2015	By:	/s/ MORRIS S. YOUNG
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