Form 10-Q
period 2015-06-30
AXT INC
filed 2015-08-07
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock, $0.001 par value	32,631,249

AXT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,640	$28,814
Short-term investments	3,932	12,340
Accounts receivable, net of allowances of $1,041 and $823 as of June 30, 2015 and December 31, 2014	19,312	17,864
Inventories	38,901	38,574
Related party notes receivable - current	174	171
Prepaid expenses and other current assets	3,481	5,430
Total current assets	94,440	103,193
Long-term investments	13,699	7,783
Property, plant and equipment, net	33,366	33,862
Related party notes receivable – long-term	1,711	1,704
Other assets	15,000	14,975
Total assets	$158,216	$161,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,323	$7,137
Accrued liabilities	6,043	7,634
Total current liabilities	13,366	14,771
Long-term portion of royalty payments	1,438	1,725
Other long-term liabilities	332	333
Total liabilities	15,136	16,829
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2015 and December 31, 2014 (Liquidation preference of $6.4 million and $6.3 million as of June 30, 2015 and December 31, 2014.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,631 and 32,837 shares issued and outstanding as of June 30, 2015 and December 31, 2014.	32	32
Additional paid-in-capital	194,714	195,419
Accumulated deficit	(69,420)	(68,393)
Accumulated other comprehensive income	7,586	7,673
Total AXT, Inc. stockholders’ equity	136,444	138,263
Noncontrolling interests	6,636	6,425
Total stockholders’ equity	143,080	144,688
Total liabilities and stockholders’ equity	$158,216	$161,517

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$21,010	$21,449	$41,074	$40,794
Cost of revenue	16,625	17,289	31,940	33,916
Gross profit	4,385	4,160	9,134	6,878

Operating expenses:
Selling, general and administrative	3,775	3,688	9,026	7,124
Research and development	1,389	987	2,630	1,762
Restructuring charge	—	—	—	907
Total operating expenses	5,164	4,675	11,656	9,793
Loss from operations	(779)	(515)	(2,522)	(2,915)
Interest income, net	108	127	205	254
Equity in earnings of unconsolidated joint ventures	410	625	610	1,112
Other income, net	626	476	1,259	486

Income (loss) before provision for income taxes	365	713	(448)	(1,063)
Provision for income taxes	241	152	327	211
Net income (loss)	124	561	(775)	(1,274)
Less: Net income attributable to noncontrolling interests	(127)	(242)	(252)	(447)
Net income (loss) attributable to AXT, Inc.	$(3)	$319	$(1,027)	$(1,721)

Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.00)	$0.01	$(0.03)	$(0.06)
Diluted	$(0.00)	$0.01	$(0.03)	$(0.06)

Weighted average number of common shares outstanding:
Basic	32,242	32,381	32,399	32,407
Diluted	32,242	32,597	32,399	32,407

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$124	$561	$(775)	$(1,274)

Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	67	81	305	(440)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(91)	149	(350)	139
Total other comprehensive income (loss), net of tax	(24)	230	(45)	(301)
Comprehensive income (loss)	100	791	(820)	(1,575)
Less: Comprehensive income attributable to the noncontrolling interest	(137)	(251)	(294)	(377)
Comprehensive income (loss) attributable to AXT, Inc.	$(37)	$540	$(1,114)	$(1,952)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(775)	$(1,274)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,808	2,819
Amortization of marketable securities premium	113	245
Stock-based compensation	740	589
Provision for doubtful accounts	211	9
Realized gain on sale of investments	(859)	—
Loss (gain) on disposal of property, plant and equipment	9	(10)
Loss (gain) on equity investments, net	(610)	(1,112)
Changes in assets and liabilities:
Accounts receivable, net	(1,630)	(4,396)
Inventories	(262)	3,783
Prepaid expenses and other current assets	1,954	3,300
Other assets	258	386
Accounts payable	166	(1,500)
Accrued liabilities	(1,602)*	148 *
Other long-term liabilities	(269)	(407)
Net cash provided by operating activities	252	2,580

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,174)	(600)
Proceeds from sales of property, plant and equipment	2	10
Purchases of available-for-sale securities	(8,664)	(3,728)
Proceeds from sales and maturities of available-for-sale securities	11,752	2,922
Investments in non-marketable equity investments	(162)	—
Return of equity method investments	286	327
Net cash provided by (used in) investing activities	1,040	(1,069)

Cash flows from financing activities:
Proceeds from common stock options exercised	76	6
Repurchases of the Company’s common stock, including commission	(1,521)	—
Dividends paid by consolidated joint ventures	(80)	(83)
Net cash used in financing activities	(1,525)	(77)
Effect of exchange rate changes on cash and cash equivalents	59	(88)
Net increase (decrease) in cash and cash equivalents	(174)	1,346
Cash and cash equivalents at the beginning of the period	28,814	24,961
Cash and cash equivalents at the end of the period	$28,640	$26,307

* Dividend accrued but not paid by joint ventures of $566 and $647 was included in accrued liabilities as of June 30, 2015 and June 30, 2014, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 filed with the SEC on May 8, 2015.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of June 30, 2015 and December 31, 2014, our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Classified as:
Cash	$17,337	$—	$—	$17,337	$22,337	$—	$—	$22,337
Cash equivalents:
Certificates of deposit [1]	11,303	—	—	11,303	6,454	—	—	6,454
Money market fund	—	—	—	—	23	—	—	23
Total cash and cash equivalents	28,640	—	—	28,640	28,814	—	—	28,814

Investments (available for sale):
Certificates of deposit [2]	8,105	1	(16)	8,090	10,195	1	(13)	10,183
Corporate bonds	9,006	—	(40)	8,966	9,214	1	(29)	9,186
Corporate equity securities	200	375	—	575	44	710	—	754
Total investments	17,311	376	(56)	17,631	19,453	712	(42)	20,123
Total cash, cash equivalents and investments	$45,951	$376	$(56)	$46,271	$48,267	$712	$(42)	$48,937
Contractual maturities on investments:
Due within 1 year	$3,560			$3,932	$11,631			$12,340
Due after 1 through 5 years	13,751			13,699	7,822			7,783
	$17,311			17,631	$19,453			$20,123

1. Certificate of deposit with original maturities of less than 90 days.
2. Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consist of the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”) and GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc), both Taiwan publicly-traded companies. We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. During the three months ended June 30, 2015, we sold all of our remaining IntelliEpi stock. From this, our cash proceeds from sales of available-for-sale investments was $515,000. Our cost was $23,000 and our gross realized gain from sales of available-for-sale investments was $492,000. During the six months ended June 30, 2015, our cash proceeds from sales of available-for-sale investments was $902,000. Our cost was $43,000 and our gross realized gain from sales of available-for-sale investments was $859,000. During the three months and six months ended June 30, 2014, our cash proceeds was $346,000, our cost was $22,000 and our gross realized gain was $324,000.

Also included in available-for-sale investments at June 30, 2015 is our investment in the common stock of GHI. We began classifying this asset as an available-for-sale security during the three months ended June 30, 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $375,000 net of tax was recorded as of June 30, 2015. These securities are valued at fair market value at June 30, 2015 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the securities are sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of June 30, 2015 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on June 30, 2015. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 (in thousands):

As of June 30, 2015	In Loss Position < 12 months		In Loss Position > 12 months		Total In Loss Position
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Investments:
Certificates of deposit	$6,410	$(15)	$1,199	$(1)	$7,609	$(16)
Corporate bonds	8,966	(40)	—	—	8,966	(40)
Total in loss position	$15,376	$(55)	$1,199	$(1)	$16,575	$(56)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $12.6 million and $12.1 million as of June 30, 2015 and December 31, 2014, respectively.

As noted above, in June, 2015, we re-classified our minority investment in one company, which was accounted for under the cost method, as available-for- sale short-term investments and written-up to market value. As of June 30, 2015, we no longer maintain any investments under the cost method. As of December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were included in “other assets” in the condensed consolidated balance sheets.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended June 30, 2015. There have been no transfers between fair value measurements levels during the three months ended June 30, 2015.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2015 (in thousands):

	Balance as of June 30, 2015	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$19,393	$—	$19,393	$—
Corporate bonds	8,966	—	8,966	—
Corporate equity securities	575	575	—	—
Total	$28,934	$575	$28,359	$—
Liabilities:
Foreign currency hedge obligations	$29	$—	$—	$29

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three months ended June 30, 2015 or 2014.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Inventories:
Raw materials	$20,549	$18,990
Work in process	15,847	16,222
Finished goods	2,505	3,362
	$38,901	$38,574

As of June 30, 2015 and December 31, 2014, carrying values of inventories were net of inventory reserve of $11.4 million and $11.2 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and related charges	$1,694	$2,656
Current portion of royalty payments	688	800
Accrued product warranty	668	802
Accrued professional services	418	509
Dividends payable by consolidated joint ventures	566	563
Accrued income taxes	279	119
Other accrued liabilities	1,730	2,185
	$6,043	$7,634

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.7 million for a loan to one of its equity investment entities.  The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of June 30, 2015, and December 31, 2014, we included $1.7 million in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of June 30, 2015 and December 31, 2014, amounts payable of $2.0 million and $1.8 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of June 30, 2015 and December 31, 2014, amounts receivable of $518,000 and 350,000, respectively, were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2015 and 2014, Jin Mei has recorded $0 and $10,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations. For the six months ended June 30, 2015 and 2014, Jin Mei has recorded $1,000 and $16,000 income from agency sales, respectively, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei has paid $121,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. In 2014, an agreement was signed between Tongmei and Dongfang to set the date of repayment on December 31, 2015. As of June 30, 2015, this balance was included in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $49,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $53,000 as of June 30, 2015 is due on December 31, 2015. As of June 30, 2015, this balance, including both principal and interest, was included in “Related party notes receivable – short term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of June 30, 2015 and December 31, 2014, amounts payable of $117,000 and $0, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of June 30, 2015 and December 31, 2014, amounts payable of $293,000 and $513,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of June 30, 2015 and December 31 2014, amounts payable of $116,000 and $730,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

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

The investments are summarized below (in thousands):

	Investment Balance as of
Company	June 30, 2015	December 31, 2014	Accounting Method	Ownership Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,652	$1,723	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,556	5,351	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,043	1,021	Equity	25%
	$8,251	$8,095

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) is 46%. We continue to consolidate JiYa as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the JiYa board and we have appointed one other representative to serve on the board.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”) is 83%. We continue to consolidate Jin Mei as we have significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the Jin Mei board and we have appointed two other representatives to serve on the board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (“BoYu”) is 70%. We continue to consolidate BoYu as we have a significant influence in management and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

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

During the three months ended June 30, 2015 and 2014, the three consolidated joint ventures generated $0.6 million and $1.1 million of income, respectively, of which $127,000 and $242,000, respectively, were allocated to minority interests, resulting in $520,000 and $847,000 of income, respectively, to our net income (loss). During the six months ended June 30, 2015 and 2014, the three consolidated joint ventures generated $1.2 million and $1.8 million of income, respectively, of which $252,000 and $447,000, respectively, were allocated to minority interests, resulting in $947,000 and $1.4 million of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $8.3 million and $8.1 million as of June 30, 2015 and December 31, 2014. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2015 and December 31, 2014, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $4.4 million and $4.0 million, respectively.

The minority investment entities that are not consolidated are accounted for under the equity method and had the following summarized income information (in thousands) for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$11,004	$13,466	$20,329	$26,946
Gross profit	3,625	8,124	5,920	12,087
Operating income	2,292	3,424	3,343	6,088
Net income	1,784	2,607	2,741	4,726

Our portion of the entity earnings from the minority investment entities that are not consolidated and are accounted for under the equity method were $410,000 and $625,000 for the three months ended June 30, 2015 and 2014, respectively, and $610,000 and $1.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the three months ended June 30, 2015, we re-classified our minority investments under the cost method as an available-for- sale security when we deemed that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. As of June 30, 2015, we no longer maintain any investments under the cost method. As of December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity
(in thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated Deficit	Other Comprehensive Income/(loss)	AXT, Inc. stockholders’ equity	Noncontrolling interests	Total stockholders’ equity
Balance as of December 31, 2014	$3,532	$32	$195,419	$(68,393)	$7,673	$138,263	$6,425	$144,688
Common stock options exercised			76			76		76
Common stock repurchased			(1,521)			(1,521)		(1,521)
Stock-based compensation			740			740		740
Net (loss) income				(1,027)		(1,027)	252	(775)
Dividends declared by joint ventures							(83)	(83)
Change in unrealized (loss) gain on marketable securities					(350)	(350)		(350)
Currency translation adjustment					263	263	42	305
Balance as of June 30, 2015	$3,532	$32	$194,714	$(69,420)	$7,586	$136,444	$6,636	$143,080

There were no reclassification adjustments from accumulated other comprehensive income for the six months ended June 30, 2015 and 2014.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended June 30, 2015, we repurchased approximately 353,000 shares at an average price of $2.56 per share for a total purchase price of $904,000 under the stock repurchase program. During the six months ended June 30, 2015, we repurchased approximately 583,000 shares at an average price of $2.61 per share for a total purchase price of $1.5 million under the stock repurchase program. As of June 30, 2015, approximately $3.5 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Cost of revenue	$5	$5	$10	$10
Selling, general and administrative	417	245	642	489
Research and development	44	47	88	90
Total stock-based compensation	466	297	740	589
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$466	$297	$740	$589

As of June 30, 2015, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.2 million, net of estimated forfeitures of $68,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of June 30, 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 20,000 and 52,000 options granted with weighted average grant date fair values of $0.48 and $1.10 in the three and six months ended June 30, 2015 and 2014, respectively. The fair value of our stock options granted to employees for the three and six months ended June 30, 2015 was estimated using the following weighted-average assumptions:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Expected term (in years)	1.0	1.0
Volatility	54.21%	54.21%
Expected dividend	0%	0%
Risk-free interest rate	1.86%	1.86%

The following table summarizes the stock option transactions during the six months ended June 30, 2015 (in thousands, except per share data):

Stock Options	Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance as of January 1, 2015	3,198	$3.12	6.95	$1,247
Granted	20	2.51
Exercised	(54)	1.40
Canceled and expired	(62)	3.86
Balance as of June 30, 2015	3,102	$3.13	5.54	$659

Options vested as of June 30, 2015 and unvested options expected to vest, net of forfeitures	3,102	$3.13	5.54	$659

Options exercisable as of June 30, 2015	1,998	$3.44	4.38	$547

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.52 on June 30, 2015, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2015 is presented below (in thousands, except per share data):

Stock Awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested as of January 1, 2015	261	$2.71
Granted	336	$2.56
Vested	(118)	$2.65
Forfeited	(13)	$2.34
Non-vested as of June 30, 2015	466	$2.63

As of June 30, 2015, the unamortized compensation costs related to unvested restricted stock awards was approximately $1.1 million, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.8 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to AXT, Inc.	$(3)	$319	$(1,027)	$(1,721)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)

Net income (loss) available to common stockholders	$(47)	$275	$(1,115)	$(1,809)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	32,242	32,381	32,399	32,407
Effect of dilutive securities:
Common stock options	—	195	—	—
Restricted stock awards	—	22	—	—
Denominator for dilutive net income (loss) per common share	32,242	32,597	32,399	32,407
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.00)	$0.01	$(0.03)	$(0.06)
Diluted	$(0.00)	$0.01	$(0.03)	$(0.06)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	3,102	1,782	3,102	2,645
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	466	93	466	266

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2015 and December 31, 2014, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
Geographical region:
Europe (primarily Germany)	$5,664	$4,968	$10,607	$11,551
China	3,561	4,960	6,858	9,125
Taiwan	3,414	2,785	6,523	4,900
North America (primarily the United States)	2,850	2,829	6,322	4,609
Asia Pacific (excluding China, Taiwan and Japan)	2,768	2,450	5,527	4,839
Japan	2,753	3,457	5,237	5,770
Total	$21,010	$21,449	$41,074	$40,794

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30, 2015	December 31, 2014
Long-lived assets by geographic region:
North America	$1,114	$136
China	32,252	33,726
	$33,366	$33,862

Significant Customers

One customer represented more than 10% of our revenue for the three months ended June 30, 2015 while no customer represented more than 10% of our revenue for the three months ended June 30, 2014. No customer represented more than 10% of our revenue for the six months ended June 30, 2015 and 2014. Our top five customers, although not the same five customers for each period, represented 37% of our revenue for the three months ended June 30, 2015 and 2014. Our top five customers, although not the same five customers for each period, represented 36% and 35% of our revenue for the six months ended June 30, 2015 and 2014, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers, although not the same two customers, accounted for 11% and 10% of our accounts receivable balance as of June 30, 2015 and December 31, 2014.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning accrued warranty and related costs	$392	$1,227	$802	$1,048
Accruals for warranties issued	411	81	585	577
Adjustments related to pre-existing warranties including expirations and changes in estimates	42	(199)	(252)	(302)
Cost of warranty repair	(177)	(129)	(467)	343
Ending accrued warranty and related costs	$668	$980	$668	$980

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay a total of $7.0 million of royalty payments over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year are lower than a pre-determined amount set forth in this agreement.

Outstanding contractual obligations as of June 30, 2015 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$639	$222	$258	$54	$105
Royalty agreement	2,125	688	1,150	287	—
Total	$2,764	$910	$1,408	$341	$105

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2015, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $30,000 and $158,000 for the three months ended June 30, 2015 and 2014, respectively. We incurred foreign currency transaction exchange gains of $210,000 and $175,000 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three month ended June 31, 2015 includes no interest and penalties. As of June 31, 2015, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2013.

Provision for income taxes for three and six months ended June 30, 2015 and 2014 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state taxes liabilities, no federal income tax benefit or expense has been provided for the three and six months ended June 30, 2015 and 2014 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

Note 14. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee has conducted an investigation of certain potential related-party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We have filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

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

As of June 30, 2015 and December 31, 2014, our accounts receivable, net, balance was $19.3 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $605,000 and $410,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2015 and December 31, 2014, our allowance for sales returns was $436,000 and $413,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2015 and December 31, 2014, accrued product warranties totaled $668,000 and $802,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2015 and December 31, 2014, we had an inventory reserve of $11.4 million and $11.2 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months ended June 30, 2015 or 2014.

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

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2015.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of June 30, 2015 or December 31, 2014.

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

See Note 13—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Total revenue	$21,010	$21,449	$(439)	(2.0%)

Revenue decreased $439,000, or 2.0%, to $21.0 million for the three months ended June 30, 2015 from $21.4 million for the three months ended June 30, 2014. The revenue decrease resulted from decreased demand for our substrate materials, particularly in the LED market. This decrease was partially offset by the increased demand for our InP substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Total revenue	$41,074	$40,794	$280	0.7%

Revenue increased $280,000, or 0.7%, to $41.1 million for the six months ended June 30, 2015 from $40.8 million for the six months ended June 30, 2014.  The revenue increase was primarily the result of an increase in InP revenue in 2015 as compared to the same period in the prior year. The InP revenue increase was the result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity. In addition, our raw materials revenue increased as a result of stronger demand and our ability to respond quickly to short lead time requirements. The increase of revenue from InP and raw materials sales, however, was partially offset by the decreased demand for other substrate materials, particularly from our GaAs LED substrates customers.

Revenue by Geographic Region

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$5,664	$4,968	$696	14%
% of total revenue	27%	23%
China	3,561	4,960	(1,399)	(28%)
% of total revenue	17%	23%
Japan	2,753	3,457	(704)	(20%)
% of total revenue	13%	16%
North America (primarily the United States)	2,850	2,829	21	1%
% of total revenue	14%	13%
Taiwan	3,414	2,785	629	23%
% of total revenue	16%	13%
Asia Pacific (excluding China, Taiwan and Japan)	2,768	2,450	318	13%
% of total revenue	13%	11%
Total revenue	21,010	$21,449	$(439)	(2%)

 Revenue by geographic region shows stronger growth in both Taiwan and Europe mainly from the increase in InP sales in the second quarter of 2015 as compared to same period in 2014. Revenue from customers in China and Japan decreased substantially primarily due to decreased in sales in our substrate revenue, particularly in the LED market.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$10,607	$11,551	(944)	(8%)
% of total revenue	26%	28%
China	6,858	9,125	(2,267)	(25%)
% of total revenue	17%	23%
Japan	5,237	5,770	(533)	(9%)
% of total revenue	13%	14%
North America (primarily the United States)	6,322	4,609	1,713	37%
% of total revenue	15%	11%
Taiwan	6,523	4,900	1,623	33%
% of total revenue	16%	12%
Asia Pacific (excluding China, Taiwan and Japan)	5,527	4,839	688	14%
% of total revenue	13%	12%
Total revenue	$41,074	$40,794	$280	1%

Sales to customers in North America, Taiwan and Asia Pacific increased, mainly from the increase in InP sales in the six months ended 2015 as compared to same period in 2014. Revenue from customers in China decreased primarily due to decreased in sales in our substrate revenue, particularly in the LED market whereas revenue from customers in Europe decreased primarily due to decreased in sales in Ge substrate revenue.

Gross Margin

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,385	$4,160	$225	5.4%
Gross Margin %	20.9%	19.4%

Gross margin increased to 20.9% of total revenue in the three months ended June 30, 2015 from 19.4% of total revenue in the three months ended June 30, 2014. Gross margin increased primarily due to lower raw material costs and change in product mix.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Gross profit	$9,134	$6,878	$2,256	32.8%
Gross Margin %	22.2%	16.9%

Gross margin increased to 22.2% of total revenue in the six months ended June 30, 2015 from 16.9% of total revenue in the six months ended June 30, 2014. Gross margin increased primarily due to change in product mix, lower material costs and continuation of a company-wide cost-saving campaign which was first implemented in 2014.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,775	$3,688	$87	2.4%
% of total revenue	18.0%	17.2%

Selling, general and administrative expenses increased $87,000, or 2.4% to $3.8 million for the three months ended June 30, 2015 from $3.7 million for the three months ended June 30, 2014. Selling, general and administrative expenses increased primarily due to an increase in allowance for accounts receivables and higher stock-based compensation expenses resulting from stock awards granted to our newly hired Chief Operating Officer in June 2015.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$9,026	$7,124	$1,902	26.7%
% of total revenue	22.0%	17.5%

Selling, general and administrative expenses increased $1.9 million, or 26.7% to $9.0 million for the six months ended June 30, 2015 from $7.1 million for the three months ended June 30, 2014. The higher selling, general and administrative expenses resulted from an increase in professional services of $1.2 million related to an investigation of certain potential related-party transactions and higher stock-based compensation expenses resulting from stock awards granted to our newly hired Chief Operating Officer in June 2015.

Research and Development

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Research and development	$1,389	$987	$402	40.7%
% of total revenue	6.6%	4.6%

Research and development expenses increased $402,000, or 40.7% to $1.4 million for the three months ended June 30, 2015 from $987,000 for the three months ended June 30, 2014. The increase was primarily due to higher product development and testing costs and personnel-related costs.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Research and development	$2,630	$1,762	$868	49.3%
% of total revenue	6.4%	4.3%

Research and development expenses increased $868,000, or 49.3% to $2.6 million for the six months ended June 30, 2015 from $1.8 million for the six months ended June 30, 2014. The increase was primarily due to higher product development and testing costs and personnel-related costs.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11% of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force. We had no restructuring charges in the first six months of 2015.

Interest Income, Net

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Interest income, net	$108	$127	$(19)	(15.0%)
% of total revenue	0.5%	0.6%

Interest income, net decreased $19,000 to $108,000 for the three months ended June 30, 2015 from $127,000 for the three months ended June 30, 2014. The decrease was primarily due to lower returns from our mix of investment securities held.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Interest income, net	$205	$254	$(49)	(19.29%)
% of total revenue	0.5%	0.6%

Interest income, net decreased $49,000 to $205,000 for the six months ended June 30, 2015 from $254,000 for the six months ended June 30, 2014. The decrease was primarily due to lower returns from our mix of investment securities held.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$410	$625	$(215)	(34.4%)
% of total revenue	2.0%	2.9%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $215,000 to $410,000 for the three months ended June 30, 2015 from $625,000 for the three months ended June 30, 2014 due to lower net income from our minority-owned joint ventures that are not consolidated as a result of declining average selling prices in the raw materials businesses.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$610	$1,112	$(502)	(45.1%)
% of total revenue	1.5%	2.7%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $502,000 to $610,000 for the six months ended June 30, 2015 from $1.1 million for the six months ended June 30, 2014 due to lower net income from our minority-owned joint ventures that are not consolidated as a result of declining average selling prices in the raw materials businesses.

Other Income, Net

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Other income, net	$626	$476	$150	31.5%
% of total revenue	3.0%	2.2%

Other income, net increased $150,000 to $626,000 for the three months ended June 30, 2015 from $476,000 for the three months ended June 30, 2014 primarily due to a $167,000 higher gain recognized from the sale of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”), a Taiwan publicly traded company, in the second quarter of 2015 as compared to same period in 2014.

	Six Months Ended
	June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Other income, net	$1,259	$486	$773	159.1%
% of total revenue	3.1%	1.2%

Other income, net increased $773,000 to $1.3 million for the six months ended June 30, 2015 from $486,000 for the three months ended June 30, 2014 primarily due to a $535,000 higher gain recognized from the sale of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”), a Taiwan publicly traded company, in the six months ended June 30, 2015 as compared to the six months ended in 2014.

Provision for Income Taxes

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$241	$152	$89	58.6%
% of total revenue	1.1%	0.7%

Provision for income taxes for the three months ended June 30, 2015 was $241,000, which was mostly related to our consolidated subsidiaries in China. The increase in provision for income taxes from the three months ended June 30, 2014 to the three months ended June 30, 2015 was primarily due to increased sales and net income of our foreign subsidiaries. Besides the state tax liabilities, no income taxes or tax benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$327	$211	$116	55.0%
% of total revenue	0.8%	0.5%

Provision for income taxes for the six months ended June 30, 2015 was $327,000, which was mostly related to our consolidated subsidiaries in China. The increase in provision for income taxes from the six months ended June 30, 2014 to the six months ended June 30, 2015 was primarily due to increased sales and net income of our foreign subsidiaries. Besides the state tax liabilities, no income taxes or tax benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

Noncontrolling Interest

	Three Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$127	$242	$(115)	(47.5)%
% of total revenue	0.6%	1.1%

Net income attributable to the non-owned portion of our consolidated subsidiaries decreased $115,000, or 47.5% to $127,000 for the three months ended June 30, 2015 from $242,000 for the three months ended June 30, 2014 primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$252	$477	$(225)	(47.2)%
% of total revenue	0.6%	2.2%

Net income attributable to non-owned portion of our consolidated subsidiaries decreased $225,000, or 47.2% to $252,000 for the six months ended June 30, 2015 from $477,000 for the six months ended June30, 2014 primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEpi and GHI. In 2013, we re-categorized our IntelliEpi investment from the cost method to short-term investments as IntelliEpi completed its initial public offering in 2013. In 2015, we re-categorized our GHI investment from the cost method to short-term investments when we deemed that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable.

As of June 30, 2015, our principal source of liquidity was $46.3 million, which consisted of cash and cash equivalents of $28.6 million, short-term investments of $3.9 million and long-term investments of $13.7 million. The decrease in cash and cash equivalents of $174,000 in the six months ended June 30, 2015 was primarily due to net cash provided by investing activities of $916,000, net cash provided by operating activities of $376,000 and the effect of exchange rate changes of $59,000, offset by net cash used in financing activities of $1.5 million. As of June 30, 2015, we and our consolidated joint ventures held approximately $16.0 million in cash and investments in foreign bank accounts. This consists of $10.1 million held by our wholly owned subsidiary in China and $5.9 million held by our three partially-owned consolidated subsidiaries in China. Of this $16.0 million, approximately $10.6 million would not be available for use in the United States without paying United States income taxes.

Cash and cash equivalents of $28.6 million decreased by $174,000 and short-term and long-term investments of $17.6 million decreased by $2.5 million during the six months ended June 30, 2015.

Net cash provided by operating activities of $252,000 for the six months ended June 30, 2015 was primarily comprised of adjusted for non-cash items of depreciation of $2.8 million, amortization of marketable securities premium of $113,000, stock-based compensation of $740,000, provision for doubtful account of $211,000, loss on disposal property and equipment of $9,000 offset by our net loss of $775,000, realized gain on sales of investments of $859,000, gain on equity investments of $610,000 and a net change of $1.4 million in assets and liabilities.

Net cash provided by operating activities of $2.6 million for the six months ended June 30, 2014 was primarily comprised of  non-cash items of depreciation of $2.8 million, stock-based compensation of $589,000, a net change of $1.3 million in assets and liabilities and amortization of marketable securities premium of $245,000, offset by our net loss of $1.3 million and gain on equity investments of $1.1 million.

Net cash provided by investing activities of $1.0 million for the six months ended June 30, 2015 was primarily from the proceeds from maturities and sales of available-for-sales securities of $11.8 million, partially offset by net purchases of marketable investment securities of $8.7 million and the purchase of property, plant and equipment of $2.2 million.

Net cash used in investing activities of $1.1 million for the six months ended June 30, 2014 was primarily from the purchase of property, plant and equipment of $600,000 and the purchase of investments totaling $3.7 million offset by the maturities of investments totaling $2.9 million and return of equity method investments of $327,000.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2015, which consisted of $1.5 million for the repurchase of the Company’s common stock, including commission and fees and $80,000 net dividends paid by our joint ventures, partially offset by net proceeds of $76,000 on the issuance of common stock pursuant to stock option exercises.

Net cash used in financing activities of $77,000 for the six months ended June 30, 2014 consisted of $83,000 net dividends paid by our joint ventures, offset by net proceeds of $6,000 on the issuance of common stock pursuant to stock option exercises.

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases were to be made from time to time in the open market and were funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended June 30, 2015, we repurchased approximately 353,000 shares at an average price of $2.56 per share for a total purchase price of $904,000 under the stock repurchase program. During the six months ended June 30, 2015, we repurchased approximately 583,000 shares at an average price of $2.61 per share for a total purchase price of $1.5 million under the stock repurchase program. As of June 30, 2015, approximately $3.5 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

Line of Credit

Prior to 2015, we had an unused credit facility with a bank that provided for a line of credit of $10.0 million. The line of credit was secured by marketable securities we had with the bank at that time. This line of credit was never used and there were no outstanding borrowings under this line of credit as of June 30, 2015 and December 31, 2014. This line of credit was terminated in January 2015 when we closed our investment account with this institution and moved all of our funds from this bank to a different bank.

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

Outstanding contractual obligations as of June 30, 2015 are summarized as follows (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$639	$222	$258	$54	$105
Royalty agreement	2,125	688	1,150	287	—
Total	$2,764	$910	$1,408	$341	$105

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen from our Japanese customers, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

Instrument	Balance as of June 30, 2015	Current Interest Rate	Projected Annual Interest Income/(Expense)	Proforma 10% Interest Rate Decline Income/(Expense)	Proforma 10% Interest Rate Increase Income/(Expense)
Cash and cash equivalent	$28,640	1.20%	$344	$309	$378
Investment in debt and equity instruments	17,056	2.20%	375	338	413
			$719	$647	$791

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers, although not the same two customers, accounted for 11% and 10% of our accounts receivable balance as of June 30, 2015 and December 31, 2014.

Equity Risk

We maintain minority investments in privately-held companies located in China directly and indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations.  We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2015 and December 31, 2014, our direct minority investments under the cost method totaled $0 and $200,000, respectively, our direct minority investments under the equity method totaled $8.3 million and $8.1 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.4 million and $4.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Within the last two years, our gross profit margin has fluctuated from 11.9% in the quarter ended September 30, 2013 to 25.4% in the quarter ended December 31, 2014 and to 20.9% in the quarter ended June 30, 2015.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is under review.  There can be no assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our supply chain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

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

Although there was only one customer represented more than 10% of our revenue for the three months ended June 30, 2015, we expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. For example, in the second half of 2014, the exchange rate of Japanese yen to U.S. dollar moved from 101.55 to 119.95 from June 30, 2014 to December 31, 2014. We incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the consolidated statements of operations of $1.0 million, $1.3 million and $445,000 for the years ended December 31, 2014, 2013 and 2012 respectively. We incur transaction gains or losses resulting from the purchase and sale activities denominated in foreign currencies other than functional currencies at the respective consolidated entities, and from marking foreign currency balance sheet items to the current market rate for those consolidated entities whose functional currencies are other than the reporting currency. The functional currency of our Chinese subsidiary and joint ventures is the local currency. If we do not effectively manage the risks associated with international sales, our revenue, cash flows and financial condition could be adversely affected.

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

Our financial performance may be affected by changes in China’s political, social and economic environment. The role of the Chinese central and local governments in the Chinese economy is significant. Economic growth rates in China are slowing and there has been significant volatility in the stock indexes within China.  The Chinese government is believed to take an active role in influencing stock indexes and in many other areas. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our operating license for national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products in China.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is under review.  There can be no assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our supplychain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 21, 2013, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $6.0 million of our outstanding common stock through February 27, 2014. These purchases were to be made from time to time in the open market and were funded from our existing cash balances and cash generated from operations. During 2013, we repurchased approximately 285,000 shares at an average price of $2.51 per share for a total purchase price of $716,000 under the stock repurchase program. As of December 31, 2013, approximately $5.3 million remained available for future repurchases under this program. No shares were repurchased in 2014 under this program and the plan expired on February 27, 2014.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended June 30, 2015, we repurchased approximately 353,000 shares at an average price of $2.56 per share for a total purchase price of $904,000 under the stock repurchase program. During the six months ended June 30, 2015, we repurchased approximately 583,000 shares at an average price of $2.61 per share for a total purchase price of $1.5 million under the stock repurchase program. As of June 30, 2015, approximately $3.5 million remained available for future repurchases under this program. The following table provides additional details regarding our repurchase activity during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximately Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2015 – April 30, 2015	149,416	$2.61	149,416	$3,992
May 1, 2015 – May 31, 2015	50,375	$2.48	50,375	$3,868
June 1, 2015 – June 30, 2015	153,020	$2.54	153,020	$3,479

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1)*	Consulting Agreement, dated May 15, 2015, between AXT, Inc. and Davis Zhang.

10.2(2)*	Employment Offer Letter, dated as of June 9, 2015, between AXT, Inc. and Hong Q. Hou.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 20, 2015.
(2)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on June 30, 2015.

*	Management contract or compensatory plan.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 7, 2015	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1(1)*	Consulting Agreement, dated May 15, 2015, between AXT, Inc. and Davis Zhang.

10.2(2)*	Employment Offer Letter, dated as of June 9, 2015, between AXT, Inc. and Hong Q. Hou.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on May 20, 2015.
(2)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on June 30, 2015.

*	Management contract or compensatory plan.

†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.