Form 10-Q
period 2015-09-30
AXT INC
filed 2015-11-06
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

Or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                 to

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common Stock, $0.001 par value	32,541,268

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$26,185	$28,814
Short-term investments	8,551	12,340
Accounts receivable, net of allowances of $1,005 and $823 as of September 30, 2015 and December 31, 2014	17,110	17,864
Inventories	38,087	38,574
Related party notes receivable – current	—	171
Prepaid expenses and other current assets	3,619	5,430
Total current assets	93,552	103,193
Long-term investments	10,713	7,783
Property, plant and equipment, net	32,346	33,862
Related party notes receivable – long-term	1,813	1,704
Other assets	14,721	14,975
Total assets	$153,145	$161,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,959	$7,137
Accrued liabilities	5,513	7,634
Total current liabilities	11,472	14,771
Long-term portion of royalty payments	1,294	1,725
Other long-term liabilities	345	333
Total liabilities	13,111	16,829
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2015 and December 31, 2014 (Liquidation preference of $6.4 million and $6.3 million as of September 30, 2015 and December 31, 2014.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,388 and 32,837 shares issued and outstanding as of September 30, 2015 and December 31, 2014	32	32
Additional paid-in-capital	194,381	195,419
Accumulated deficit	(69,378)	(68,393)
Accumulated other comprehensive income	5,166	7,673
Total AXT, Inc. stockholders’ equity	133,733	138,263
Noncontrolling interests	6,301	6,425
Total stockholders’ equity	140,034	144,688
Total liabilities and stockholders’ equity	$153,145	$161,517

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015		2014	2015	2014

Revenue	$18,371		$23,138	$59,445	$63,932
Cost of revenue	13,766		17,820	45,706	51,736
Gross profit	4,605		5,318	13,739	12,196
Operating expenses:
Selling, general, and administrative	3,659		3,505	12,685	10,629
Research and development	1,657		1,160	4,287	2,922
Restructuring charge	—		—	—	907
Total operating expenses	5,316		4,665	16,972	14,458
Income (loss) from operations	(711)		653	(3,233)	(2,262)
Interest income, net	102		106	307	360
Equity in earnings of unconsolidated joint ventures	167		390	777	1,502
Other income (expense), net	496		(236)	1,755	250
Income (loss) before provision for income taxes	54		913	(394)	(150)
Provision for income taxes	7		43	334	254
Net income (loss)	47		870	(728)	(404)
Less: Net income attributable to noncontrolling interests	(5)		(226)	(257)	(673)
Net income (loss) attributable to AXT, Inc.	$42		$644	$(985)	$(1,077)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.00)	*	$0.02	$(0.03)	$(0.04)
Diluted	$(0.00)	*	$0.02	$(0.03)	$(0.04)
Weighted average number of common shares outstanding:
Basic	31,988		32,504	32,262	32,416
Diluted	31,988		32,738	32,262	32,416

* Net loss to AXT, Inc. per common share resulted due to the accrual of preferred dividend liquidation preference during the three months ended September 30, 2015.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income (loss)	$47	$870	$(728)	$(404)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(2,626)	32	(2,321)	(408)
Change in unrealized loss on available-for-sale investments, net of tax	(134)	(418)	(484)	(279)
Total other comprehensive income (loss), net of tax	(2,760)	(386)	(2,805)	(687)
Comprehensive income (loss)	(2,713)	484	(3,533)	(1,091)
Less: Comprehensive income (loss) attributable to noncontrolling interest	335	(229)	41	(606)
Comprehensive income (loss) attributable to AXT, Inc.	$(2,378)	$255	$(3,492)	$(1,697)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2015		2014
Cash flows from operating activities:
Net loss	$(728)		$(404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,197		4,219
Amortization of marketable securities premium	168		352
Stock-based compensation	1,051		861
Provision for doubtful accounts	211		9
Realized gain on sale of investments	(859)		(626)
Loss (gain) on disposal of equipment	16		(10)
Gain on equity investments, net	(777)		(1,502)
Changes in assets and liabilities:
Accounts receivable	363		(6,182)
Inventories	13		2,400
Prepaid expenses and other current assets	1,920		2,076
Other assets	329		520
Accounts payable	(1,053)		1,372
Accrued liabilities	(2,032)	*	(187)	*
Other long-term liabilities	(559)		(648)
Net cash provided by operating activities	2,260		2,250
Cash flows from investing activities:
Purchases of equipment	(3,508)		(1,374)
Proceeds from sale of equipment	2		10
Purchases of available for sale securities	(13,044)		(11,346)
Proceeds from sales and maturities of available for sale securities	14,309		10,998
Investments in non-marketable equity investments	(162)		—
Dividends received from equity method investments	286		327
Net cash used in investing activities	(2,117)		(1,385)
Cash flows from financing activities:
Proceeds from common stock options exercised	165		134
Repurchase of the Company’s common stock, including commission	(2,254)		—
Dividends paid by joint ventures to their minority share holders	(102)		(83)
Net cash (used in) provided by financing activities	(2,191)		51
Effect of exchange rate changes on cash and cash equivalents	(581)		(84)
Net (decrease) increase in cash and cash equivalents	(2,629)		832
Cash and cash equivalents at the beginning of the period	28,814		24,961
Cash and cash equivalents at the end of the period	$26,185		$25,793

* Dividend accrued but not paid by joint ventures of $544 and $647 was included in accrued liabilities as of September 30, 2015 and September 30, 2014, respectively.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly this interim quarterly financial report does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our consolidated subsidiaries for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and June 30, 2015 filed with the SEC on May 8, 2015 and August 7, 2015, respectively.

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our partially-owned subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant intercompany accounts and transactions have been eliminated. Investments in business entities in which we do not have control, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For partially-owned subsidiaries that we consolidate, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of September 30, 2015 and December 31, 2014, our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$15,723	$—	$—	$15,723	$22,337	$—	$—	$22,337
Cash equivalents:
Certificates of deposit [1]	10,462	—	—	10,462	6,454	—	—	6,454
Money market fund	—	—	—	—	23	—	—	23
Total cash and cash equivalents	26,185	—	—	26,185	28,814	—	—	28,814
Investments(available for sale):
Certificates of deposit [2]	10,053	3	(6)	10,050	10,195	1	(13)	10,183
Corporate bonds	8,825	—	(38)	8,787	9,214	1	(29)	9,186
Corporate equity securities	200	227	—	427	44	710	—	754
Total investments	19,078	230	(44)	19,264	19,453	712	(42)	20,123
Total cash, cash equivalents and investments	$45,263	$230	$(44)	$45,449	$48,267	$712	$(42)	$48,937
Contractual maturities on investments:
Due within 1 year	$8,327			$8,551	$11,631			$12,340
Due after 1 through 5 years	10,751			10,713	7,822			7,783
	$19,078			$19,264	$19,453			$20,123

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”).We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. We sold our remaining IntelliEpi stock in the second quarter of 2015. As of September 30, 2015, we no longer hold any IntelliEpi stock. There were no sales of available-for-sales securities and no realized gains and losses for the three months ended September 30, 2015. During the three months ended September 30, 2014, our cash proceeds from selling IntelliEpi stock was $319,000, our cost was $17,000 and our gross realized gain was $302,000. During the nine months ended September 30, 2015, our cash proceeds from sales of available-for-sale investments were $902,000, our cost was $43,000 and our gross realized gain from sales of available-for-sale investments was $859,000. During the nine months ended September 30, 2014, our cash proceeds from selling IntelliEpi stock were $665,000, our cost was $39,000 and our gross realized gain was $626,000.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $227,000 net of tax was recorded as of September 30, 2015. This security is valued at fair market value at

September 30, 2015 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the stock is sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of September 30, 2015 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on September 30, 2015. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2015	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,274	$(6)	$720	$—	$4,994	$(6)
Corporate bonds	6,917	(35)	1,871	(3)	8,788	$(38)
Total in loss position	$11,191	$(41)	$2,591	$(3)	$13,782	$(44)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2014	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$4,492	$(13)	$—	$—	$4,492	$(13)
Corporate bonds	3,770	(27)	4,309	(2)	8,079	$(29)
Total in loss position	$8,262	$(40)	$4,309	$(2)	$12,571	$(42)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, accounted for under the equity method are included in “other assets” in the consolidated balance sheets and totaled $12.5 million and $12.1 million as of September 30, 2015 and December 31, 2014, respectively.

As noted above, in the second quarter of 2015, we re-classified our minority investment in one company, which was accounted for under the cost method, as available-for- sale short-term investments and written-up to market value. As of September 30, 2015, we no longer maintain any investments under the cost method. As of December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were included in “other assets” in the condensed consolidated balance sheets.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended September 30, 2015. There have been no transfers between fair value measurements levels during the three months ended September 30, 2015.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2015 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$10,050	$—	$10,050	$—
Corporate bonds	8,787	—	8,787	—
Corporate equity securities	427	427	—	—
Total	$19,264	$427	$18,837	$—
Liabilities:
Foreign currency hedge obligations	$25	$—	$—	$25

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2014 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Money market fund	$23	$23	$—	$—
Certificates of deposit	10,183	—	10,183	—
Corporate bonds	9,186	—	9,186	—
Corporate equity securities	754	754	—	—
Total	$20,146	$777	$19,369	$—
Liabilities	$—	$—	$—	$—

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for either of these investments during the three and nine months ended September 30, 2015 and 2014.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2015	2014
Inventories:
Raw materials	$20,378	$18,990
Work in process	15,077	16,222
Finished goods	2,632	3,362
	$38,087	$38,574

As of September 30, 2015 and December 31, 2014, carrying values of inventories were net of inventory reserve of $11.5 million and $11.2 million, respectively, for excess and obsolete inventory.

Note 4. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2015	2014
Accrued compensation and related charges	$1,323	$2,656
Current portion of royalty payments	631	800
Accrued product warranty	620	802
Accrued professional services	592	509
Dividends payable by consolidated joint ventures	544	563
Accrued income taxes	165	119
Other accrued liabilities	1,638	2,185
	$5,513	$7,634

Note 5. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.7 million for a loan to one of its equity investment entities.  The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2016. As of September 30, 2015, and December 31, 2014, we included $1.6 million and $1.7 million, respectively, in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of September 30, 2015 and December 31, 2014, amounts payable of $1.7 million and $1.8 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of September 30, 2015 and December 31, 2014, amounts receivable of $498,000 and $350,000, respectively, were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2015 and 2014, Jin Mei has recorded $0 and $1,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, Jin Mei has recorded $1,000 and $17,000 income from agency sales, respectively, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei has paid $116,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set on December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2016. As of September 30, 2015, this balance was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $47,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $51,000 as of September 30, 2015 is due on December 31, 2016. As of September 30, 2015, this balance, including both principal and interest, was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of September 30, 2015 and December 31, 2014, amounts payable of $0 and $0, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of September 30, 2015 and December 31 2014, amounts payable of $108,000 and $513,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of September 30, 2015 and December 31 2014, amounts payable of $549,000 and $730,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Our Related Party Transactions Policy seeks to prohibit all conflicts of interest in transactions between related parties and us, unless they have been approved by our Board of Directors. This policy applies to all of our employees, directors, and our consolidated subsidiaries. Our executive officers retain board seats on the board of directors of the companies in which we have invested in our China joint ventures. See Note 6 for further details.

Note 6. Investments in Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2015	2014	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,557	$1,723	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,606	5,351	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,082	1,021	Equity	25%
	$8,245	$8,095

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) is 46%. We continue to consolidate JiYa as we have significant influence on management and have majority control of the board. Our Chief Executive Officer is chairman of the JiYa board and we have appointed one other representative, Davis Zhang, to serve on the board.  Mr. Zhang was an executive officer of AXT for 27 years, resigned in Q2 2015, and remains active as an advisor and consultant of AXT.  In addition, another board member assigns his voting right on the board to AXT which gives AXT controlling interest of the five person board.  Further, our Chief Financial Officer, Gary Fischer, is on the board of supervisors of JiYa.

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

During the three months ended September 30, 2015 and 2014, the three consolidated joint ventures generated $0.5 million and $1.1 million of income, respectively, of which $5,000 and $226,000, respectively, were allocated to non-controlling interests, resulting in $454,000 and $837,000 of income, respectively, to our net income (loss). During the nine months ended September 30, 2015 and 2014, the three consolidated joint ventures generated $1.7 million and $2.9 million of income, respectively, of which $257,000 and $673,000, respectively, were allocated to non-controlling interests, resulting in $1.4 million and $2.2 million of income, respectively, to our net income (loss).

For the three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $8.2 million and $8.1 million as of September 30, 2015 and December 31, 2014. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies.  These three companies are not considered variable interest entities because:

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

We also maintain minority investments indirectly in privately-held companies through our consolidated joint ventures. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2015 and December 31, 2014, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $4.3 million and $4.0 million, respectively.

The minority investment entities that are not consolidated are accounted for under the equity method and had the following summarized income information (in thousands) for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$9,631	$11,487	$29,960	$38,433
Gross profit	$2,324	$5,371	$8,244	$17,458
Operating income	$829	$2,289	$4,172	$8,377
Net income	$805	$1,759	$3,546	$6,485

Our portion of the entity earnings from the minority investment entities that are not consolidated and are accounted for under the equity method were $167,000 and $390,000 for the three months ended September 30, 2015 and 2014, respectively, and $777,000 and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.

During the second quarter of 2015, we re-classified our minority investments under the cost method as an available-for-sale security when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. As of September 30, 2015, we do not maintain any investments under the cost method. As of December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were included in “other assets” in the condensed consolidated balance sheets.

Note 7. Stockholders’ Equity

Consolidated Statement of Changes in Equity

(in thousands)

					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	stockholders’	Noncontrolling	stockholders’
	Stock	Stock	Paid In Capital	Deficit	Income/(loss)	equity	interests	equity
Balance as of December 31, 2014	$3,532	$32	$195,419	$(68,393)	$7,673	$138,263	$6,425	$144,688
Common stock options exercised			165			165		165
Common stock repurchased			(2,254)			(2,254)		(2,254)
Stock-based compensation			1,051			1,051		1,051
Net (loss) income				(985)		(985)	257	(728)
Dividends declared by joint ventures						0	(83)	(83)
Change in unrealized (loss) gain on marketable securities					(484)	(484)		(484)
Currency translation adjustment					(2,023)	(2,023)	(298)	(2,321)
Balance as of September 30, 2015	$3,532	$32	$194,381	$(69,378)	$5,166	$133,733	$6,301	$140,034

There were no reclassification adjustments from accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended September 30, 2015, we repurchased approximately 308,000 shares at an average price of $2.38 per share for a total purchase price of approximately $733,000 under the stock repurchase program. During the nine months ended September 30, 2015, we repurchased approximately 891,000 shares at an average price of $2.53 per share for a total purchase price of $2.3 million under the stock repurchase program. As of September 30, 2015, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$5	$4	$15	$14
Selling, general and administrative	260	227	902	716
Research and development	46	41	134	131
Total stock-based compensation	311	272	1,051	861
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$311	$272	$1,051	$861

As of September 30, 2015, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.0 million, net of estimated forfeitures of $60,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. We elected not to capitalize any stock-based compensation to inventory as of September 30, 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended September 30, 2015. There were 200,000 options granted with weighted average grant date fair values of $1.08 in the three months ended September 30, 2014. There were 20,000 and 252,000 stock options granted with weighted average grant date fair values of $0.48 and $1.09 in the nine months ended September 30, 2015 and 2014, respectively. The fair value of our stock options granted to employees for the three and nine months ended September 30, 2015 was estimated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2015	2015
Expected term (in years)	—	1.0
Volatility	—%	54.21%
Expected dividend	—%	—%
Risk-free interest rate	—%	1.86%

The following table summarizes the stock option transactions during the nine months ended September 30, 2015 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2015	3,198	$3.12	6.95	$1,247
Granted	20	2.51
Exercised	(119)	1.38
Canceled and expired	(62)	3.86
Balance as of September 30, 2015	3,037	$3.17	5.40	$96
Options vested as of September 30, 2015 and unvested options expected to vest, net of forfeitures	3,037	$3.17	5.40	$96
Options exercisable as of September 30, 2015	2,033	$3.50	4.38	$96

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $1.92 on September 30, 2015, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2015 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2015	261	$2.71
Granted	336	$2.56
Vested	(118)	$2.65
Forfeited	(13)	$2.34
Non-vested as of September 30, 2015	466	$2.63

As of September 30, 2015, the unamortized compensation costs related to unvested restricted stock awards was approximately $1.0 million, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to AXT, Inc	$42	$644	$(985)	$(1,077)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$(2)	$600	$(1,117)	$(1,209)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	31,988	32,504	32,262	32,416
Effect of dilutive securities:
Common stock options	—	201	—	—
Restricted stock awards	—	33	—	—
Denominator for dilutive net income (loss) per common shares	31,988	32,738	32,262	32,416
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.00)	$0.02	$(0.03)	$(0.04)
Diluted	$(0.00)	$0.02	$(0.03)	$(0.04)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	3,037	2,000	3,037	2,684
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	466	77	466	250

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2015 and December 31, 2014, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Geographical region:
Europe (primarily Germany)	$4,385	$5,429	$14,992	$16,980
Taiwan	4,131	3,835	10,654	8,735
China	3,296	4,298	10,154	13,423
Asia Pacific (excluding China, Taiwan and Japan)	2,750	3,537	8,277	8,376
Japan	1,939	3,511	7,176	9,281
North America (primarily the United States)	1,870	2,528	8,192	7,137
Total	$18,371	$23,138	$59,445	$63,932

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2015	2014
Long-lived assets by geographic region:
North America	$698	$136
China	31,648	33,726
	$32,346	$33,862

Significant Customers

Two customers represented more than 10% of our revenue for the three months ended September 30, 2015 while no customer represented more than 10% of our revenue for the three months ended September 30, 2014. No customer represented more than 10% of our revenue for the nine months ended September 30, 2015 and 2014. Our top five customers, although not the same five customers for each period, represented 45% and 35% of our revenue for the three months ended September 30, 2015 and 2014, respectively. Our top five customers, although not the same five customers for each period, represented 39% and 35% of our revenue for the nine months ended September 30, 2015 and 2014, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our accounts receivable balance as of September 30, 2015 while two customers accounted for 11% and 10%,   respectively, of our accounts receivable balance as of December 31, 2014.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning accrued warranty and related costs	$668	$980	$802	$1,048
Accruals for warranties issued	78	243	663	820
Adjustments related to pre-existing warranties including expirations and changes in estimates	(4)	(55)	(256)	(357)
Cost of warranty repair	(122)	(264)	(589)	(607)
Ending accrued warranty and related costs	$620	$904	$620	$904

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay up to $7.0 million of royalty payments over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year are lower than a pre-determined amount set forth in this agreement.

Outstanding contractual obligations as of September 30, 2015 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$573	$201	$219	$52	$101
Royalty agreement	1,925	631	1,150	144	—
Total	$2,498	$832	$1,369	$196	$101

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2015, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 12. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $359,000 and losses of $556,000 for the three months ended September 30, 2015 and 2014, respectively. We incurred foreign currency transaction exchange gains of $569,000 and losses of $381,000 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three month ended June 31, 2015 includes no interest and penalties. As of September 30, 2015, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2013.

Provision for income taxes for three and nine months ended September 30, 2015 and 2014 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no federal income tax benefit or expense has been provided for the three and nine months ended September 30, 2015 and 2014 due to our net loss, our valuation allowance being utilized and uncertainty of future profits in the U.S.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, particularly statements relating to our expectations regarding results of operations, customer demand, our ability to expand our markets and increase sales, industry trends, customer qualifications of our products, gross margins, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our belief that we have adequate cash and investments to meet our needs over the next 12 months, and our ability to continue to manufacture gallium arsenide substrate wafers. These forward-looking statements are based upon management’s current views with respect to future events and financial performance, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” below, which identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution investors that actual results may differ materially from those projected in the forward-looking statements as a result of certain risk factors identified in this Form 10-Q and other filings we have made with the Securities and Exchange Commission. Forward-looking statements may be identified by the use of terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” and similar expressions. Statements concerning our future or expected financial results and condition, business strategy and plans or objectives for future operations are forward-looking statements.

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
• Optical applications

We manufacture all of our semiconductor substrates using our proprietary vertical gradient freeze (VGF) technology. We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes AXT subsidiaries and joint venture companies in China. We believe this supply chain arrangement provides us pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. Our subsidiaries and joint venture companies produce materials including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership by our consolidated subsidiaries in these entities range from 20% to 83%. We purchase portions of the materials produced by these subsidiaries and joint venture companies for our own use and they sell the remainder of their production to third parties. We consolidate, for accounting purposes, those companies in which we have majority or controlling financial interest and significant influence on management.  As a result, in addition to our revenue from wafer substrates, our consolidated financial statements also include revenue from the sale of various raw materials to other companies.  We employ equity accounting for the joint ventures in which we have a smaller ownership interest. We use our direct sales force in the United States and China, and independent sales representatives in Europe and other parts of Asia to market and sell our substrates.

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

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. Critical accounting policies are material to the presentation of our consolidated financial statements and require us to make difficult, subjective or complex judgments that could have a material effect on our financial reports and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

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

As of September 30, 2015 and December 31, 2014, our accounts receivable, net, balance was $17.1 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $596,000 and $410,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2015 and December 31, 2014, our allowance for sales returns was $409,000 and $413,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2015 and December 31, 2014, accrued product warranties totaled $620,000 and $802,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2015 and December 31, 2014, we had an inventory reserve of $11.5 million and $11.2 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We invest in equity instruments of privately-held companies in China for business and strategic purposes. These investments are classified as other assets and are accounted for under the cost method as we do not have the ability to exercise significant influence over their operations. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months and nine months ended September 30, 2015 or 2014.

Fair Value of Investments

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

Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer bank statements, credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

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

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2015.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of September 30, 2015 or December 31, 2014.

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

Results of Operations

Revenue

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
Total revenue	$18,371	$23,138	$(4,767)	(20.6)%

Revenue decreased $4.8 million, or 20.6%, to $18.4 million for the three months ended September 30, 2015 from $23.1 million for the three months ended September 30, 2014. The revenue decrease resulted from a decrease in sales of our GaAs substrate materials and raw materials. This decrease was partially offset by the increased demand for our InP substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
Total revenue	$59,445	$63,932	$(4,487)	(7.0)%

Revenue decreased $4.5 million, or 7.0%, to $59.5 million for the nine months ended September 30, 2015 from $63.9 million for the nine months ended September 30, 2014.  The revenue decrease was primarily the result of a decrease in our GaAs substrate materials and raw materials. This decrease was partially offset by the increased demand for our InP substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$4,385	$5,429	$(1,044)	(19.2)%
% of total revenue	24%	23%
China	3,296	4,298	(1,002)	(23.3)%
% of total revenue	18%	19%
Taiwan	4,131	3,835	296	7.7%
% of total revenue	22%	17%
Japan	1,939	3,511	(1,572)	(44.8)%
% of total revenue	11%	15%
Asia Pacific (excluding China, Taiwan and Japan)	2,750	3,537	(787)	(22.3)%
% of total revenue	15%	15%
North America (primarily the United States)	1,870	2,528	(658)	(26.0)%
% of total revenue	10%	11%
Total revenue	$18,371	$23,138	$(4,767)	(20.6)%

Revenue decreased from all regions, with the exception of Taiwan, primarily due to decreased sales of our substrates, particularly in the GaAs market, and raw materials. This decrease was partially offset by the increased demand for our InP substrates in all regions as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$14,992	$16,980	$(1,988)	(11.7)%
% of total revenue	25%	27%
China	10,154	13,423	(3,269)	(24.4)%
% of total revenue	17%	21%
Taiwan	10,654	8,735	1,919	22.0%
% of total revenue	18%	14%
Japan	7,176	9,281	(2,105)	(22.7)%
% of total revenue	12%	14%
Asia Pacific (excluding China, Taiwan and Japan)	8,277	8,376	(99)	(1.2)%
% of total revenue	14%	13%
North America (primarily the United States)	8,192	7,137	1,055	14.8%
% of total revenue	14%	11%
Total revenue	$59,445	$63,932	$(4,487)	(7.0)%

Revenue from customers in China decreased primarily due to decreased sales of our GaAs substrates and raw materials whereas revenue from customers in Japan decreased primarily due to decreased sales of our substrate materials, particularly in the wireless market. Revenue from customers in Europe decreased primarily due to decreased sales of our Ge substrates. This decrease was partially offset by the increased demand for our InP substrates in all regions as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Gross Margin

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Gross profit	$4,605	$5,318	$(713)	(13.4)%
Gross Margin %	25.1%	23.0%

Gross margin increased to 25.1% of total revenue in the three months ended September 30, 2015 from 23.0% of total revenue in the three months ended September 30, 2014. Gross margin increased primarily due to a change in product mix.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Gross profit	$13,739	$12,196	$1,543	12.7%
Gross Margin %	23.1%	19.1%

Gross margin increased to 23.1% of total revenue in the nine months ended September 30, 2015 from 19.1% of total revenue in the nine months ended September 30, 2014. Gross margin increased primarily due to a  change in product mix, lower material costs and the continuation of a company-wide cost-saving campaign, which was first implemented in 2014.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,659	$3,505	$154	4.4%
% of total revenue	19.9%	15.1%

Selling, general and administrative expenses increased $154,000, or 4.4% to $3.7 million for the three months ended September 30, 2015 from $3.5 million for the three months ended September 30, 2014. Selling, general and administrative expenses increased primarily due to an increase in consulting services and absence of bad debt recovery in the third quarter of 2015 as compared to the same period in 2014.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$12,685	$10,629	$2,056	19.3%
% of total revenue	21.3%	16.6%

Selling, general and administrative expenses increased $2.1 million, or 19.3% to $12.7 million for the nine months ended September 30, 2015 from $10.6 million for the nine months ended September 30, 2014. The higher selling, general and administrative expenses resulted from an increase in professional services of $1.2 million related to an investigation of certain potential related-party transactions and higher stock-based compensation expenses resulting from stock awards granted to our newly hired Chief Operating Officer in June 2015.

Research and Development

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Research and development	$1,657	$1,160	$497	42.8%
% of total revenue	9.0%	5.0%

Research and development expenses increased $497,000, or 42.8% to $1.7 million for the three months ended September 30, 2015 from $1.2 million for the three months ended September 30, 2014. The increase was primarily due to higher product development and testing costs and personnel-related costs.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Research and development	$4,287	$2,922	$1,365	46.7%
% of total revenue	7.2%	4.6%

Research and development expenses increased $1.4 million, or 46.7% to $4.3 million for the nine months ended September 30, 2015 from $2.9 million for the nine months ended September 30, 2014. The increase was primarily due to higher product development and testing costs and personnel-related costs.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11% of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force. We had no restructuring charges in the first nine months of 2015.

Interest Income, Net

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Interest income, net	$102	$106	$(4)	(3.8)%
% of total revenue	0.6%	0.5%

Interest income, net decreased $4,000 to $102,000 for the three months ended September 30, 2015 from $106,000 for the three months ended September 30, 2014. The decrease was primarily due to lower returns from our mix of investment securities held.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Interest income, net	$307	$360	$(53)	(14.7)%
% of total revenue	0.5%	0.6%

Interest income, net decreased $53,000 to $307,000 for the nine months ended September 30, 2015 from $360,000 for the nine months ended September 30, 2014. The decrease was primarily due to lower returns from our mix of investment securities held.

Equity in Earnings of Unconsolidated Joint Ventures

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$167	$390	$(223)	(57.2)%
% of total revenue	0.9%	1.7%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $223,000 to $167,000 for the three months ended September 30, 2015 from $390,000 for the three months ended September 30, 2014 due to declining average selling prices and selling volume in the raw materials businesses.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$777	$1,502	$(725)	(48.3)%
% of total revenue	1.3%	2.3%

Equity in earnings of unconsolidated joint ventures is primarily net income from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $725,000 to $777,000 for the nine months ended September 30, 2015 from $1.5 million for the nine months ended September 30, 2014 due to declining average selling prices and selling volume in the raw materials businesses.

Other Income (expense), Net

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$496	$(236)	$732	NM	%
% of total revenue	2.7%	(1.0)%

NM = % not meaningful

Other income, net increased $732,000 to $496,000 for the three months ended September 30, 2015 from a net expense of $236,000 for the three months ended September 30, 2014 primarily due to a foreign exchange gain of $359,000 in three months ended September 30, 2015 as compared to a foreign exchange loss of $556,000 in the same period in 2014. This gain was partially offset by the absence of a realized gain recognized from the sale of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”) in the third quarter of 2015.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Other income, net	$1,755	$250	$1,505	602.0%
% of total revenue	3.0%	0.4%

Other income, net increased $1.5 million in the nine months ended September 30, 2015 primarily due to a foreign exchange gain of $569,000 in nine months ended September 30, 2015 as compared to a foreign exchange loss of $381,000 in the same period in 2014 and from a  higher gain of $221,000 recognized from the sale of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”), a Taiwan publicly traded company, in the nine months ended September 30, 2015 as compared to the nine months ended in 2014. In addition, in 2015 we received manufacturing subsidies from several government agencies in China and the net amount exceeded $300,000.

Provision for Income Taxes

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$7	$43	$(36)	(83.7)%
% of total revenue	0.0%	0.2%

Provision for income taxes for the three months ended September 30, 2015 was $7,000 which was primarily related to our consolidated subsidiaries in China. The decrease in provision for income taxes from the three months ended September 30, 2014 to the three months ended September 30, 2015 was primarily due to a decrease sales and net income of our foreign subsidiaries. Besides the state tax liabilities, no income taxes or tax benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$334	$254	$80	31.5%
% of total revenue	0.6%	0.4%

Provision for income taxes for the nine months ended September 30, 2015 was $334,000, which was primarily related to our consolidated subsidiaries in China. The increase in provision for income taxes from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 was primarily due to increased net income from one of our foreign subsidiaries. Besides the state tax liabilities, no income taxes or tax benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

Noncontrolling Interest

	Three Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$5	$226	$(221)	(97.8)%
% of total revenue	0.0%	1.0%

Net income attributable to the non-owned portion of our consolidated subsidiaries decreased $221,000, or 97.8% to $5,000 for the three months ended September 30, 2015 from $226,000 for the three months ended September 30, 2014 primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

	Nine Months Ended
	September 30,		Increase
	2015	2014	(Decrease)	% Change
	($ in thousands)
Noncontrolling interest	$257	$673	$(416)	(61.8)%
% of total revenue	0.4%	1.1%

Net income attributable to non-owned portion of our consolidated subsidiaries decreased $416,000, or 61.8% to $257,000 for the nine months ended September 30, 2015 from $673,000 for the nine months ended September 30, 2014 primarily due to lower profitability from our China joint venture operations as profits from raw materials sales have decreased due to decreased selling prices.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEpi and GHI. In 2015, we re-categorized our GHI investment from the cost method to short-term investments when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable.

As of September 30, 2015, our principal source of liquidity was $45.4 million, which consisted of cash and cash equivalents of $26.2 million, short-term investments of $8.5 million and long-term investments of $10.7 million. The decrease in cash and cash equivalents of $2.6 million in the nine months ended September 30, 2015 was primarily due to net cash used in investing activities of $2.1 million,  net cash used in financing activities of $2.2 million, and offset by net cash provided by operating activities of $2.3 million and the effect of exchange rate changes of $581,000. As of September 30, 2015, we and our consolidated joint ventures held approximately $18.6 million in cash and investments in foreign bank accounts. This consists of $12.1 million held by our wholly owned subsidiary in China and $6.5 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.6 million, approximately $12.2 million would not be available for use in the United States without paying United States income taxes.

Cash and cash equivalents of $26.2 million decreased by $2.6 million and short-term and long-term investments of $19.2 million decreased by $0.9 million during the nine months ended September 30, 2015.

Net cash provided by operating activities of $2.3 million for the nine months ended September 30, 2015 was primarily comprised of an adjustment of non-cash items of depreciation of $4.2 million, amortization of marketable securities premium of $168,000, stock-based compensation of $1.1 million, provision for doubtful accounts of $211,000, loss on disposal property and equipment of $16,000 offset by our net loss of $728,000, realized gain on sales of investments of $859,000, gain on equity investments of $777,000 and a net change of $1.0 million in assets and liabilities.

Net cash provided by operating activities of $2.3 million for the nine months ended September 30, 2014 was primarily comprised of non-cash items of depreciation of $4.2 million, stock-based compensation of $861,000, amortization of marketable securities premium of $352,000, provision for doubtful accounts of $9,000, offset by our net loss of $404,000, gain on equity investments of $1.5 million, gain on sale of investments of $626,000, gain on disposal of property and equipment of $10,000 and a net change of $649,000 in assets and liabilities. The $649,000 net change in assets and liabilities primarily resulted from a $6.2 million increase in accounts receivable, a $2.4 million decrease in inventories, a $2.1 million decrease in prepaid expenses and other current assets ,a $648,000 decrease in other long-term liabilities, a $520,000 decrease in other assets, a $1.4 million increase in accounts payable and a $187,000 decrease in accrued liabilities.

Net cash used in investing activities of $2.1 million for the nine months ended September 30, 2015 was primarily from the net purchases of marketable investment securities of $13.0 million and the purchase of property, plant and equipment of $3.5 million and investment in non-marketable equity investments of $162,000, partially offset by proceeds from maturities and sales of available-for-sales securities of $14.3 million and return of equity method investments of $286,000.

Net cash used in investing activities of $1.4 million for the nine months ended September 30, 2014 was primarily from the purchase of property, plant and equipment of $1.4 million and the purchase of investments totaling $11.3 million offset by the maturities of investments totaling $11.0 million and return of equity method investments of $327,000.

Net cash used in financing activities was $2.2 million for the nine months ended September 30, 2015, which consisted of $2.3 million for the repurchase of the Company’s common stock, including commission and fees, and

$102,000 net dividends paid by our joint ventures, partially offset by net proceeds of $165,000 on the issuance of common stock pursuant to stock option exercises.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended September 30, 2015, we repurchased approximately 308,000 shares at an average price of $2.38 per share for a total purchase price of $733,000 under the stock repurchase program. During the nine months ended September 30, 2015, we repurchased approximately 891,000 shares at an average price of $2.53 per share for a total purchase price of $2.3 million under the stock repurchase program. As of September 30, 2015, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

We believe that we have adequate cash and investments to meet our needs over the next twelve months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital. There can be no assurance that such additional capital will be available or, if available, that it will be on terms acceptable to us.

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risks Factors.”

Line of Credit

Prior to 2015, we had an unused credit facility with a bank that provided for a line of credit of $10.0 million. The line of credit was secured by marketable securities we had with the bank at that time. This line of credit was never used and there were no outstanding borrowings under this line of credit as of September 30, 2015 and December 31, 2014. This line of credit was terminated in January 2015 when we closed our investment account with this institution and moved all of our funds from this bank to a different bank.

Contractual Obligations and Operating Leases

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay up to $7.0 million of royalty payments over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement.

Outstanding contractual obligations as of September 30, 2015 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$573	$201	$219	$52	$101
Royalty agreement	1,925	631	1,150	144	—
Total	$2,498	$832	$1,369	$196	$101

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese Yen from our Japanese customers, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The functional currency for our foreign operations is the Renminbi, the local currency of China, and in the future we may establish short term hedges covering Renminbi. Most of our operations are conducted in China and most of our costs are incurred in Chinese Renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, including our joint ventures, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables.

We currently are using a hedging program to minimize the effects of currency fluctuations relating to the Japanese Yen. While we may apply this program to other currencies, such as the Chinese Renminbi, our hedging position is partial and may not exist at all in the future. It may not succeed in minimizing our foreign currency fluctuation risks. The Company’s primary objective in holding these instruments is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2015	Rate	Income/(Expense)	Income/(Expense)	Income/(Expense)
Cash and cash equivalent	$26,185	1.23%	$322	$290	$354
Investment in debt and equity instruments	18,837	2.06%	388	349	427
			$710	$639	$781

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Our cash, cash equivalents and short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our accounts receivable balance as of September 30, 2015 while two customers accounted for 11% and 10%, respectively, of our accounts receivable balance as of December 31, 2014.

Equity Risk

We maintain minority investments in privately-held companies located in China directly and indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and are either accounted for under the cost method or under the equity method as we do not have the ability to exercise significant influence over their operations.  We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2015 and December 31, 2014, our direct minority investments under the cost method totaled $0 and $200,000, respectively, our direct minority investments under the equity method totaled $8.2 million and $8.1 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.3 million and $4.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross profit margin has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity and our ability to reduce product costs. Within the last two years, our gross profit margin has fluctuated from 14.1% in the quarter ended March 31, 2014 to 25.1% in the quarter ended September 30, 2015.These fluctuations are expected to continue in the future.

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

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, JX, Umicore, Sumitomo Electric Industries and CCTC, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technology. Other competitors may develop and begin using similar technology. If we are unable to compete effectively, our revenue may not increase and we may be unable to remain profitable. We face many competitors that have a number of significant advantages over us, including:

•	greater name recognition and market share in the business;

•	more manufacturing experience;

•	extensive intellectual property;

•	significantly greater financial, technical and marketing resources.

•	our competitors could develop new or enhanced products that are more effective than our products.

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

We have invested in subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the joint ventures in which we have a smaller ownership interest. Several of these joint ventures occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint ventures, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced by-product services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source materials from another independent third party supplier, resulting in reduced gross margin.

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

The Chinese government has in the past imposed restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 APEC event.  These restrictions included a shut-down of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing facilities by manufacturing companies in the Beijing area. If the government applied similar restrictions to us then such restrictions could have an adverse impact on our results of operations and our financial condition. More recently, the Beijing city government has announced that it will expand its offices into the area where our facility is located. The Beijing city government desires to upgrade this area and has begun to pressure some companies to relocate and, in some instances, is providing financial incentives for such relocation. If, in the future, we relocate we would require an orderly relocation plan to do so. Our failure to properly execute such a plan could result in disruptions to our production and have an adverse impact on our results of operations and financial condition.

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

Although there were only two customers that represented more than 10% of our revenue for the three months ended September 30, 2015, we expect that a significant portion of our future revenue will continue to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Many of our customers may be undercapitalized and cope with cash flow issues. We frequently allow our customers extended payment terms after shipping products to them. Subsequent to our shipping a product, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. Customers may also be forced to file for bankruptcy. If our customers do not pay their accounts we will be required to incur charges that would reduce our earnings.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During the three months ended September 30, 2015, we repurchased approximately 308,000 shares at an average price of $2.38 per share for a total purchase price of approximately $733,000 under the stock repurchase program. During the nine months ended September 30, 2015, we repurchased approximately 891,000 shares at an average price of $2.53 per share for a total purchase price of $2.3 million under the stock repurchase program. As of September 30, 2015, approximately $2.7 million remained available for future repurchases under this program. The following table provides additional details regarding our repurchase activity during the three months ended September 30, 2015:

				Approximately Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet be Purchased
	Total Number of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs (in thousands)
July 1, 2015 - July 31, 2015	199,191	$2.48	199,191	$2,984
August 1, 2015 - August 31, 2015	54,930	$2.21	54,930	$2,863
September 1, 2015 - September 30, 2015	54,272	$2.14	54,272	$2,746

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

†XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 6, 2015	By:	/s/ MORRIS S. YOUNG
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

†XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.