Form 10-K
period 2015-12-31
AXT INC
filed 2016-03-11
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Registrant’s telephone number, including area code: (510) 438-4700

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

reporting company)
Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $2.52 for the common stock on June 30, 2015 as reported on the Nasdaq Global Select Market, was approximately $69,585,000. Shares of common stock held by each officer, director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 7, 2016,  32,341,176 shares, $0.001 par value, of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2016 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference into Part III of this Form 10-K report. Except for those portions specifically incorporated by reference herein, such document shall not be deemed to be filed with the Commission as part of this Form 10-K.

PART I

This Annual Report (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this Annual Report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this Annual Report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report.

Item 1.  Business

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a worldwide developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuits in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine indium with phosphorous (InP) or gallium with arsenic (GaAs). Our single element substrates are made from germanium (Ge). Historically, most of our revenue has been derived from sales of semi-insulating and semi-conducting GaAs substrates. However, in 2015, our revenue from sales of InP substrates was greater than our revenue from our sales of each type of GaAs substrates. We currently sell the following substrate products in the sizes and for the applications indicated:

Substrates	Substrate Diameter	Applications
InP	2”, 3”, 4”	•Fiber optic lasers and detectors •Data center connectivity •Silicon photonics •Opto Electronics ICs •Terrestrial solar cells (CPV) •Lasers •VCSELs (vertical cavity surface emitting lasers)
GaAs (semi-insulating)	1”, 2”, 3”, 4”, 5”, 6”	•Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones) •Direct broadcast television •High-performance transistors •Satellite communications
GaAs (semi-conducting)	1”, 2”, 3”, 4”, 6”	•High brightness light emitting diodes (LEDs) •Lasers •VCSELs (vertical cavity surface emitting lasers) •Printer heads •Optical couplers
Ge	2”, 4”, 6”	•Satellite and terrestrial solar cells •Optical sensors and detectors

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of ten companies in China (joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products. Our subsidiaries and joint venture companies produce products including 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these entities range from 83% to 20%. We have board representation in all ten of these companies. We consolidate the joint ventures in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise control in substance over the operation or financial decisions made by the investee. We use the equity method to account for joint ventures in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over the investee. We purchase portions of the materials produced by these joint venture companies for our own use and the joint venture companies sell the remainder of their production to third parties.

We were incorporated in California in December 1986 and reincorporated in Delaware in May 1998. We changed our name from American Xtal Technology, Inc. to AXT, Inc. in July 2000. Our principal corporate office is located at 4281 Technology Drive, Fremont, California 94538, and our telephone number at this address is (510) 438-4700.

Industry Background

Certain electronic and opto-electronic applications have performance requirements that exceed the capabilities of conventional silicon substrates and often require high-performance compound or single element substrates. Examples of higher performance non-silicon based substrates include GaAs, InP, gallium nitride (GaN), silicon carbide (SiC) and Ge.

For example, integrated circuits for wireless handsets and other wireless devices, power amplifier integrated circuits and some radio frequency integrated circuits are made with semi-insulating GaAs substrates. Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. InP is a high performance semiconductor substrate used in broadband and fiber optic applications and data center connectivity. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

The AXT Advantage

We believe that we benefit from the following advantages:

•

Key leadership in InP technology and revenue growth.  We have invested in InP research and development for a number of years and have developed a strong base of proprietary technology that we continue to expand.  We experienced over 50% InP year on year revenue growth in 2015 as market applications and demand gained traction. We believe there are significant barriers to entry in the InP substrate market and we are a leading provider of such wafers or substrates.  Further, we believe that this market will continue to expand and grow.

•

Low-cost manufacturing operation in China.  We have manufactured all of our products in China since 2004, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2015,  approximately 1,021 of our 1,045 employees (including employees at our consolidated joint venture companies) are located in China. Our primary competitors have their major manufacturing operations in Germany or Japan.

•

Our diverse product offering results in a broader range of customers and applications.  We offer a diverse range of products, which enables us to have a broad range of customers.  For the year ended December 31, 2015,  only one customer accounted for over 10% of revenue and our five largest customers accounted for 40% of our revenue. We believe this diversity enabled us to recover quickly when a large portion of GaAs chips was replaced with silicon-on-insulator (SOI) chips in mobile phone switches, beginning in 2011.  Further, we believe this diversity gives us a greater likelihood to expand our business into new applications and markets and benefit from growth in demand for substrates given our pre-established market positions in a broad range of product applications.

•

We have partial ownership in ten companies in China that form our sophisticated, vertically integrated supply chain.    We believe our subsidiaries and joint venture companies in China provide us with more reliable supply and shorter lead-times for the raw materials central to our final manufactured products compared to third party providers. These materials include gallium, gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic,  pyrolytic boron nitride crucibles (pBN) and boron oxide (B2O3).  We believe this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.

•

Enhanced revenue diversity through the sale of special materials.    Because our strategy allows our subsidiaries to also sell in the open market to third parties, approximately a quarter of our total sales are from non-substrate products, providing further diversity in our customer base and business model.

•

Business model unique among current competitors.  We believe we are the only publicly traded company focused on high-performance compound and single element semiconductor substrates.  Most of our direct competitors are either privately owned companies or divisions of large publicly traded companies.  We believe the combination of access to U.S. capital markets, U.S.-based product quality standards and China-based manufacturing is an attractive business model to our customers who desire longevity and stability in their supply chain as well as competitive prices.

•

Strong cash position with $44 million cash and investments.  As a pure play substrate provider we have a strong cash position that enables us to make strategic investments in equipment, technology and resources.  Our competitive focus and flexibility is supported by the staying power that this cash ensures.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates.  Key elements of our strategy include:

Invest in growing InP revenue and protect our proprietary process technology.  We are adding manufacturing capacity for InP to support the revenue growth for this product line.  Substrate products often have a very long product life cycle and we believe the InP revenue growth trajectory could be similar to the GaAs product life cycle that ran for more than 10 years.  In addition to adding manufacturing capacity, we will continue to invest in InP crystal growth technology, wafer processing technology, market development and customer support.

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

Many customers not just a few large customers.  We seek to expand our customer base and avoid dependence on just a few large customers. We believe our diverse product offering has resulted in a diverse customer base.  For the year ended December 31, 2015, only one customer accounted for over 10% of revenue and our five largest customers accounted for 40% of our revenue. We believe customer diversity provides a measure of stability in troubled market conditions. Customer diversification may also enable us to achieve a  higher average selling price by reducing our dependence on larger customers with pricing power.

China-based manufacturing.  We seek to leverage our China-based manufacturing advantage by increasing efficiencies in our manufacturing methods, systems and processes. In 1998 we decided to locate our manufacturing in China and in 1999 we began to move our manufacturing facilities to the outskirts of Beijing.  Approximately 98% of our employees are based in China.  This enables us to compete more effectively against our competitors who, by comparison, are in relatively high cost locations such as Japan and Germany.  We plan to further leverage these advantages by investing in training and equipment to increase productivity and reduce cost. It is our strategy to combine the benefits of U.S.-based quality and U.S.-based access to capital markets with China-based manufacturing.

Increase productivity and profitability in our 10 subsidiaries/joint venture companies.    AXT’s substrate products are based on specialty materials, many of which are mined and refined in China. The supply and demand equation for specialty materials can be complex and can be volatile. Our strategy to maintain a stable supply chain has been to establish and nurture startup companies in China where we have a majority ownership position or at least a significant equity position. Over the years we have established or invested in 10 companies that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We plan to work closely with these companies to increase their productivity and improve their profitability as they continue to support AXT’s supply chain.

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

Technology

Wafers serve as a cornerstone in semiconductor device fabrication, on which integrated circuits and devices are fabricated. Wafers are sliced up from semiconducting ingots that are grown in the form of cylindrical shape single crystals. Depending on physical properties of the supporting materials, the performance of devices and circuits can be remarkably different.

AXT uses its’ proprietary Vertical Gradient Freeze (VGF) technique for growing single crystal Indium Phosphide (InP), Gallium Arsenide (GaAs) and Germanium (Ge) ingots used to produce state-of-the-art wafers for diverse electronic and opto-electronic device and circuit applications.

InP and GaAs semiconducting compounds are formed combining elements from Groups III and V in the periodic table of elements, whereas Ge is a Group IV elemental semiconductor.  Each of these materials has unique properties that determine the best device and/or circuit applications.  As a result of their special high electron mobility combined with their direct ban-gap properties, both InP and GaAs wafers have enjoyed dominant roles in the production of Light Emitting Diodes (LEDs), Solid-state Lasers and Power Amplifiers for mobile phones, to name a few applications.  Ge wafers, on the other hand, have played a key role in the manufacturing of special solar cells known as Triple Junction Solar Cells (TJSCs) for space and terrestrial power generation.

With the recent evolution in several applications InP lasers are projected to play a dominant role in the optoelectronics arena, e.g. silicon photonics (where InP lasers are a key component) and autonomous cars (where special wavelength InP-based lasers are used for object sensing and collision avoidance). Crystal growth process technology frequently contains steps and procedures that are considered proprietary secrets held by the producer, often including methods to control the temperature within the crucible.  InP crystal growth relies on extreme pressure within the crucible.  As such it requires not only temperature control methodologies, but also pressure control and stabilization process methodologies, many of which are proprietary trade secrets.  It is this combination of variables and the required methods to control them that create a barrier to entry.

We believe our long-term investment in InP research and development has resulted in a substantive body of proprietary knowledge.  In addition, to complement our VGF proprietary growth expertise, in July 2015, we acquired the InP proprietary process technology and crystal growth equipment from Crystacomm, Inc., thus adding the capability of growing polycrystalline and large diameter single crystal InP ingots using the Crystacomm proprietary Liquid Encapsulated Czochralski (LEC) technology. Crystacomm has a long history in development and experimentation in InP and this acquisition transfers the proprietary technology to us.

After growing the crystalline ingot, the material is then sawed into individual substrates or wafers.  We have continued to invest in wafer processing technology covering each step in the process from sawing to edge smoothing to final cleaning and we believe we have technology and trade secrets addressing the scope of wafer processing.  One focus in our recent development programs has been on automation. In this regard, in October 2015, we announced that we had acquired Hitachi Metals’ automated equipment and the related intellectual property portfolio.  A significant body of knowledge in this portfolio is considered proprietary trade secrets.  We expect to combine the acquired proprietary processing technology and equipment with our existing wafer processing capabilities to better serve our existing and future customer base.

Products

We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers.  InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, data center connectivity, silicon photonics, optoelectronic ICs, terrestrial solar cell (CPV), lasers and VCSELs.  We make semi-

insulating GaAs substrates used in making semiconductor chips in applications such as amplifiers and switches for wireless devices. Our semi-conducting GaAs substrates are used to create opto-electronic products including High Brightness LEDs, which are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications. Ge substrates are used in emerging applications such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

The table below sets forth our products and selected applications:

Substrates	Substrate Diameter	Applications
InP	2”, 3”, 4”	•Fiber optic lasers and detectors •Data center connectivity •Silicon photonics •Opto Electronics ICs •Terrestrial solar cells (CPV) •Lasers •VCSELs (vertical cavity surface emitting lasers)
GaAs (semi-insulating)	1”, 2”, 3”, 4”, 5”, 6”	•Power amplifiers and radio frequency integrated circuits for wireless handsets (cell phones) •Direct broadcast television •High-performance transistors •Satellite communications
GaAs (semi-conducting)	1”, 2”, 3”, 4”, 6”	•High brightness light emitting diodes (LEDs) •Lasers •VCSELs (vertical cavity surface emitting lasers) •Printer heads •Optical couplers
Ge	2”, 4”, 6”	•Satellite and terrestrial solar cells •Optical sensors and detectors

Substrates.  We currently sell compound substrates manufactured from InP and GaAs, as well as single‑element substrates manufactured from Ge. We supply InP substrates in two-, three‑ and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semiconducting GaAs substrates in one -, two-, three‑, four-, five- and six-inch diameters. Many of our customers require customized specifications such as special levels of iron or sulfur dopants or the wafer thickness.

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

Materials.  We have partial ownership in 10 companies in China that sell raw materials that may be used in substrate manufacturing or for other purposes. These companies produce products including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic, pyrolytic boron nitride crucibles and boron oxide.

Customers

Before specialty material wafers can be processed in a typical wafer manufacturing facility that constructs the electronic circuit on a chip, a thin layer of structured chemicals is grown on the surface of the substrate.  This is called an epitaxial layer.  We sell our substrates to companies that apply the epitaxial layer, who then in turn sell the modified wafers to the wafer fabs, chip design companies, LED manufacturers and others.

Epitaxial layer companies that form our customer base are located in Europe, the United States and Asia.  We also sell product to universities and other research organizations who use specialty materials for experimentation in various aspects of semiconducting and semi insulating applications.

We have at times sold a significant portion of our products in any particular period to a limited number of customers. One customer represented more than 10% of our revenue for the year ended December 31, 2015 while there was no customer who represented more than 10% of our revenue for the years ended December 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 40%,  34% and 31% of our revenue for the years ended December 31, 2015,  2014 and 2013, respectively.

There were three third-party customers for the raw materials products from our consolidated subsidiaries that accounted for 13%, 13% and 13% of the revenue from raw materials sales for the year ended December 31, 2015 and three customers for the raw materials products from our subsidiaries and joint ventures that accounted for 20%, 13% and 11%  of the revenue from raw materials sales for the year ended December 31, 2014 and three customers for the raw materials products from our subsidiaries and joint ventures that accounted for 11%, 10% and 10% of the revenue from raw materials sales for the year ended December 31, 2013. Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

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

Wafers from each ingot will include some material that does not meet specifications or quality standards. Defects may occur as a result of inherent factors in the materials used in the crystalline growth process. They may also result from variances in the manufacturing process. We have many steps in our line that are partially or fully automated but other manufacturing steps are performed manually.  We intend to increase the level of automation. In 2015, we purchased wafer processing equipment from Hitachi Metals that we expect will increase automation in our production line and, therefore, reduce variability and defects.  In addition, we secured a manufacturing license from Hitachi Metals.  This license includes detailed work instructions for using the equipment purchased and allows us to apply the proprietary wafer processing technology at any step and on any form of equipment in our line. We expect to deploy this equipment in stages during 2016. Due to potential defects, yield is a key factor in our manufacturing cost. Other key elements are the initial cost of the raw material elements, manufacturing equipment, factory loading, facilities and labor. Our Beijing facilities are approximately 300,000 square feet and we employ approximately 677 employees at this site. We believe our current employee base is appropriate for our current production volume. In 2015, we also acquired equipment from an InP company, Crystacomm, that specializes in the LEC method of crystal growth.  The Crystacomm equipment is being installed in our Fremont, CA facility.

We have formed 10 subsidiaries and joint ventures companies in China that form the backbone of our supply chain model. These companies provide us with reliable supply and shorter lead-times for raw materials central to our manufactured products including gallium, gallium alloys, indium phosphide poly-crystal, germanium, germanium dioxide, high purity arsenic, pBN and boron oxide . We believe that these subsidiaries and joint ventures have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

Sales and Marketing

We sell our substrate products directly to customers through our direct salesforce in the United States and China and through independent sales representatives and distributors in Europe and other areas of Asia. Our direct salesforce is knowledgeable in the use of compound and single‑element substrates. Our application engineers work with customers during all stages of the substrate manufacturing process, from developing the precise composition of the substrate through manufacturing and processing the substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with ongoing engineering support improves customer satisfaction and will provide us with a competitive advantage in selling other substrates to our customers. Six of our employees who frequently work with customers have PhDs in physics or material science, illustrating our serious commitment to customer support.

International Sales.  International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 87%, 88% and 88% of our revenue during 2015, 2014 and 2013, respectively. The primary markets for sales of our substrate products outside of the United States are to customers located in Asia and Western Europe.

Our subsidiaries and joint venture companies sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth and parts for MBE (Molecular Beam Epitaxy). These subsidiaries and joint ventures have their own separate sales forces and sell directly to their own customers in addition to selling raw materials to us.

Research and Development

To maintain and improve our competitive position, we focus our research and development efforts on designing new proprietary processes and products, improving the performance of existing products, increasing yields and reducing manufacturing costs. We also conduct research and development focusing on larger diameter wafers and in our history we have consistently developed new products based on larger wafer diameters.  Crystal growth of specialty earth materials becomes significantly more difficult as the ingot diameter increases because a consistent temperature, and in the case of InP, consistent control of the pressure, must be applied over a larger surface area.  In 2015 we acquired certain proprietary crystal growth technology from Crystacomm.

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length.  In 2015 we acquired a significant number of proprietary wafer processing stations from Hitachi Metals. The Hitachi Metals purchase includes a license covering the use of the proprietary equipment and Hitachi Metals’ proprietary wafer processing technology.

Our three consolidated subsidiaries conduct research and development focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi‑disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $5.7 million in 2015, compared with $4.1 million in 2014 and $3.4 million in 2013.

Competition

The semiconductor substrate industry is characterized by rapid technological change and price erosion, as well as intense competition. We compete in the market for GaAs substrates with our expertise in VGF technology, product quality, response times and prices. However, we face actual and potential competition from a number of established companies that may have advantages not available to us, including substantially greater financial, technical and marketing resources; greater name recognition; and more established relationships in the industry, and they may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.

We believe that the primary competitive factors in the markets in which our substrate products compete are:

•	quality;
•	price;
•	performance;
•	meeting customer specifications;
•	customer support; and
•	manufacturing capacity.

Our ability to compete in target markets also depends on factors such as:

•	the timing and success of the development and introduction of new products, including larger diameter wafers, and product features by us and our competitors;
•	the availability of adequate sources of raw materials;
•	protection of our proprietary methods, systems and process;
•	protection of our products by effective use of intellectual property laws; and
•	general economic conditions.

The large majority of our customers specialize in epitaxial growth, a chemical layer grown on top of our wafers. Typically our customer or prospective customer has at least two substrate suppliers qualified for the production of its products. Qualified suppliers must meet industry‑standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet a  customer’s current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose market share. Our primary competition in the market for compound semiconductor substrates includes Freiberger Compound Materials, JX, Umicore, Sumitomo Electric Industries and China Crystal Technology Corp., (CCTC). We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technique. In addition, we also face competition from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials and marketing semiconductor devices using these alternative materials.  For example,  silicon-on-insulator (SOI) technology, a silicon wafer technology that produces satisfactory devices at lower cost, has been proven in the market. From 2011 to 2013, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (RF) switching function in cell phones.

Because of our vertically integrated,  sophisticated supply chain through our subsidiaries and joint venture companies,  we believe we are the only compound semiconductor substrate supplier to offer a full suite of raw materials. We believe this gives us a unique competitive advantage because we have greater control and stability over the needed materials.  Further, we believe we have some advantage in manufacturing costs.

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

To date, we have been issued forty-four (44) patents that relate to our VGF products and processes, ten (10) in the United States (US), four (4) in Japan (JP), twenty-five (25) in China, one (1) in Europe, one (1) in Canada, one (1) in Korea, and two (2) in Taiwan. Patents have a protected life of 20 years from filing date. Our patents have expiration dates ranging from one expiration in 2016 to 2032.  In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims.  We have two (2) US patent applications pending and seventeen (17) foreign patent applications pending including patent applications in Europe (3), China (10) and Japan (4). Furthermore, in aggregate, our three consolidated joint venture companies have been issued 44 patents in China.

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

Environmental Regulations

We are subject to federal, state and local environmental laws and regulations, including laws in China as well as in the United States and Europe. These laws, rules and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for personal injury, clean-up efforts, fines and suspension or cessation of our operations. The regulatory landscape shifts and changes in China as that country attempts to address its environmental pollution. Because we manufacture all of our products in China, we are subject to an evolving regulatory administration requiring changes in our equipment and securing new permits.

Employees

As of December 31, 2015, we had approximately 702 employees, which consisted of approximately 25 employees in our headquarters in Fremont and approximately 677 employees in Beijing. In addition, our three consolidated subsidiaries had, in total, approximately 343 employees. In aggregate, we and our subsidiaries had 1,045 employees, of whom 851 were principally engaged in manufacturing, 121 in sales and administration, and 73 in research and development. Of these 1,045 employees, 25 were located in the United States and 1,020 in China.

Most workers in China are represented by unions. As of December 31, 2015,  879 employees in China including employees of our subsidiaries were represented by unions, but we have never experienced a work stoppage. We consider our relations with our employees to be good.

Geographical Information

Please see Note 15 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

Available Information

Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number at this address is (510) 438-4700. Our Internet website address is www.axt.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our Internet address into this Annual Report on Form 10‑K.

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

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Risks related to our general business;
II.	Risks related to international aspects of our business;
III.	Risks related to our financial results and capital structure;
IV.	Risks related to our intellectual property; and
V.	Risks related to compliance, environmental regulations and other legal matters.
I.	Risks Related to Our General Business

Silicon substrates (wafers) are significantly lower in cost compared to substrates made from specialty materials and new silicon-based technologies could allow silicon based substrates to replace specialty material based substrates for certain applications.

Historically silicon wafers or substrates are less expensive than specialty material substrates such as those that we produce.  Electronic circuit designers will generally consider silicon first and only turn to alternative materials if silicon cannot provide the required functionality in terms of power consumption, speed or other specifications.  Beginning in 2011 certain applications that had previously used GaAs substrates adopted a new silicon-based technology called Silicon On Insulator, or SOI. SOI technology uses a silicon-insulator-silicon layered substrate in place of conventional silicon substrates in semiconductor manufacturing. SOI substrates cost less than GaAs substrates and although their performance is not as robust as GaAs substrates in terms of power consumption, heat generation and speed they became acceptable in mobile phone and other applications that were previously dominated by GaAs substrates.  The adoption of SOI resulted in decreased GaAs wafer demand, and decreased revenue. If SOI or similar technologies gain more widespread market acceptance, or are used in more applications, our business and operating results could be significantly and adversely affected.

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Our gross profit margin has fluctuated from 23.7% in the quarter ended March 31, 2015 to 17.1% for the quarter ended December 31, 2015.

In 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., or Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, we posted a charge of approximately $907,000 in the first quarter of 2014.

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

We do not control the prices at which our subsidiaries and other joint venture companies sell their raw materials products to third parties. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past, and may in the future, sell raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, in the three months ended December 31, 2015, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or market accounting rules. In such events, our gross margin may be adversely impacted. In addition, one of our consolidated subsidiaries has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

Intense competition in the markets for our products could prevent us from increasing revenue and sustaining profitability.

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Freiberger Compound Materials, JX, Umicore, Sumitomo Electric Industries and CCTC, from semiconductor device manufacturers that produce substrates for their own use, and from companies, such as TriQuint Semiconductors, RFMD and Skyworks that are actively developing alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a technique similar to our VGF technology. Other competitors may develop and begin using similar technology. Sumitomo and JX also compete with us in the InP market. If we are unable to compete effectively, our revenue may not increase and we may not achieve profitability. We face many competitors that have a number of significant advantages over us, including:

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

A critical factor in our product cost is yield. Our products are manufactured using complex technologies, and the number of usable substrates we produce can fluctuate as a result of many factors, including:

•	impurities in the materials used;
•	contamination of the manufacturing environment;
•	quality control and inconsistency in quality levels;
•	lack of automation and inconsistent processing requiring manual manufacturing steps;
•	substrate breakage during the manufacturing process; and
•	equipment failure, power outages or variations in the manufacturing process.

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

The Chinese government has imposed, and may impose in the future, manufacturing restrictions and regulations that could require us to move part of our manufacturing operations to a location outside of the Beijing area or temporarily cease or limit manufacturing.  Such restrictions would materially and adversely impact our results of operations and our financial condition.

The Beijing city government has announced that it will expand its offices into the area where our facility is located. The Beijing city government desires to upgrade this area and has begun to pressure some companies to relocate and, in some instances, is providing financial incentives for such relocation.  If, in the future, we relocate all or part of our operations, this would require us to form an orderly relocation plan to do so and our failure to properly execute such a plan could result in disruptions to our production and have an adverse impact on our results of operations and financial condition.   Further, the cost of a new facility could be prohibitive.

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation (“APEC”) event.  These restrictions included a shut-down of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area. If the government applied similar restrictions to us, then such restrictions could have an adverse impact on our results of operations and our financial condition.  Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is still under review.  There can be no assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit or move such manufacturing to a new location.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our supply chain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

Problems incurred in our 10 partially owned joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of companies occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint venture companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source materials from another independent third party supplier, resulting in reduced gross margin.

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

Since all of our partially owned companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

•	difficulties in managing geographically disparate operations;
•	difficulties in enforcing agreements through non-U.S. legal systems;
•

unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of our joint venture companies or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

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

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, the average selling prices for many of the raw materials produced have continued to decline and have had a negative impact on our recent financial performance.  In particular, the selling prices for 4N gallium and for germanium have been driven down by oversupply and, in the second half of 2015, hurt our total revenue, reduced our gross margin and contributed to our net loss.  There can be no assurance that the oversupply will be corrected by the market. Further, in Q4 2015 one of our consolidated subsidiaries incurred a lower of cost or market inventory write down which negatively impacted our consolidated gross margin. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

Our products are used as components in electronic products. Accordingly, demand for our products is subject to the demand for end-user applications which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

•	the competition such manufacturers face in their particular industries;
•	the technical, manufacturing, sales, marketing and management capabilities of such manufacturers;
•	the financial and other resources of such manufacturers; and
•	the inability of such manufacturers to sell their products if they infringe third‑party intellectual property rights.

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease.

The average selling prices of our products may decline over relatively short periods, which may reduce our gross margins.

The market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products and as a result average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices.  For example, on average, for the year ended December 31, 2015 we experienced average selling price declines of approximately 5% to 15% depending on the substrates product. It is possible that the pace of average selling price declines could accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers.  When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

Our products are complex and may contain defects, including defects resulting from impurities inherent in our raw materials or inconsistencies in our manufacturing processes. We have experienced quality control problems with some of our products, which caused customers to return products to us, reduce orders for our products, or both. We believe that we continue to experience certain reduction in orders as a result of product quality issues. If we experience quality control problems, or experience these or other problems in new products, customers may cancel or reduce orders or purchase products from our competitors and we may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results.

If new products developed by us contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

The loss of one or more of our key substrate customers would significantly hurt our operating results.

Although there was only one customer that represented more than 10% of our revenue for the year ended December 31, 2015, we believe that a significant portion of our future revenue could to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products, including larger diameter substrates, and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

If China places restrictions on freight and transportation routes and on port of entry and departure this could result in shipping delays or increased costs for shipping.

In August 2015 there was an explosion at the Port of Tianjin, China.  As a result of this incident the government placed some restrictions on importing certain materials and on freight routes used to transport these materials.  We experienced some modest disruption from these restrictions.  If the government were to place additional restrictions on the transportation of materials, then our ability to transport our raw materials or products could be limited and result in bottlenecks at shipping ports, affecting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

The financial condition of our customers may affect their ability to pay amounts owed to us.

Many of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we frequently allow our customers extended payment terms when shipping products to them. Subsequent to our shipping a product, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. Customers may also be forced to file for bankruptcy. If our customers do not pay their accounts we will be required to incur charges that would reduce our earnings.

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

We depend on the continuing efforts of our senior management team and other key personnel.  If we lose members of our senior management team or other key personnel, or are unable to successfully recruit and train qualified personnel, our ability to manufacture and sell our products could be harmed.

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

We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit. Furthermore, if market prices drop below the prices at which we value inventory, we may need to take a charge for a reduction in inventory values in accordance with the lower of cost or market valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, could adversely affect our results of operations.

Financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic conditions and low or negative growth in China, Europe and the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

Although we are not currently pursuing additional joint ventures, in the future we might continue to invest in additional joint ventures in order to remain competitive in our marketplace and ensure a supply of critical raw materials. However, we may not be able to identify additional complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the venture with the other venture partners. Additional joint ventures could cause us to incur contingent liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

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

II.	Risks Related to International Aspects of Our Business

We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

Our revenue growth depends in part on the expansion of our international sales and operations. International sales represented over 80% of our revenue in each of the past three years since 2013. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan and China, will continue to represent a significant portion of our revenue.

Currently, a significant percentage of our revenue is to customers headquartered in Asia. All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations and (vi) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

Denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. For example, in the second half of 2014, the exchange rate of Japanese yen to U.S. dollar moved from 101.55 to 119.95 from June 30, 2014 to December 31, 2014. As a result, in 2014 we incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the consolidated statements of operations of $1.0 million. We incur transaction gains or losses resulting from the purchase and sale activities denominated in foreign currencies other than functional currencies at the respective consolidated entities. We accumulate translation gain or losses resulting from marking certain balance sheet assets and liabilities to the current market rate for those consolidated entities whose functional currencies are other than the reporting currency, which are recorded as component of “accumulated other comprehensive income (loss)” on the consolidated balance sheets.

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

We manufacture all of our products in China, and source most of our raw materials in China. We have in the past experienced quality problems with our China‑manufactured products. Our previous quality problems caused us to lose market share to our competitors, as some customers reduced their orders from us until our surface quality was as good and consistent as that offered by competitors and instead allocated their requirements for compound semiconductor substrates to our competitors. If we are unable to continue to achieve customer qualifications for our products, or if we are unable to control product quality, customers may not increase purchases of our products, our China facility will become underutilized, and we will be unable to achieve revenue growth.

Changes in China’s political, social,  regulatory or economic environments may affect our financial performance.

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. Any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results. The Chinese government could revoke, terminate or suspend our operating license for reasons related to environmental control over the use of hazardous materials, labor complaints, national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.

If there are power shortages in China, we may have to temporarily close our China operations, which would adversely impact our ability to manufacture our products and meet customer orders, and would result in reduced revenue.

In the past, China has faced power shortages resulting in power demand outstripping supply in peak periods. Instability in electrical supply has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we may be required to make temporary closures of our operations or of our subsidiary and joint venture operations. We may be unable to manufacture our products and would then be unable to meet customer orders except from inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at any of our facilities at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur costs that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

An outbreak of a contagious disease such as Ebola, Severe Acute Respiratory Syndrome (SARS) or the Avian Flu may adversely impact our manufacturing operations and some of our key suppliers and customers.

Any reoccurrence of SARS or an outbreak of a contagious disease, such as Avian Flu or Ebola, may cause us to temporarily close our manufacturing operations. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

III.	Risks Related to Our Financial Results and Capital Structure

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

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

IV.	Risks Related to Our Intellectual Property

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation. For example, we entered into a settlement agreement with Sumitomo Electric Industries in 2011 to settle its claim of patent infringement.

If we are unable to protect our intellectual property, including our proprietary process technology, we may lose valuable assets or incur costly litigation.

We rely on a combination of patents, copyrights, trademarks, trade secrets and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. However, we believe that, due to the rapid pace of technological innovation in the markets for our products, our ability to establish and maintain a position of technology leadership also depends on the skills of our development personnel. We believe that our internal, non-patented proprietary process technology methods, systems and processes are a valuable and critical element of our intellectual property. We must establish and maintain safeguards to avoid the theft of these processes. Despite our efforts to protect our intellectual property, third parties can develop products or processes similar to ours. Our means of protecting our proprietary rights may not be adequate, and our competitors may independently develop similar technology, duplicate our products or design around our patents. We believe that at least two of our competitors have begun to ship GaAs substrates produced using a process similar to our VGF process. Our competitors may also develop and patent improvements to the VGF technology upon which we rely, and thus may limit any exclusivity we enjoy by virtue of our patents or trade secrets.

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

V.	Risks Related to Compliance and Other Legal Matters

We need to continue to improve or implement our systems, procedures and controls.

We rely on certain manual processes for data collection and information processing, as do our joint venture companies. If we fail to manage these procedures properly or fail to effectively manage a transition from manual processes to automated processes, our systems and controls may be disrupted. To manage our business effectively, we may need to implement additional management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

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

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous chemicals during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury and fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

From time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were required to obtain a permit by May 1, 2015 to continue to manufacture our gallium arsenide substrate wafers.  We initiated discussions with the local district agency to obtain the requisite permit.  On May 4, 2015, we were instructed by the local district agency that because we had not yet received the requisite permit, we should cease manufacturing our gallium arsenide substrate wafers or we should obtain permission to continue manufacturing our gallium arsenide substrate wafers from a municipal-level office, such as the Beijing municipal authority.  The Beijing municipal authority accepted our application on May 7, 2015 and our application is still under review.  There can be no assurances that we will receive the requisite permit from the Beijing municipal authority or from any other Chinese governmental authority.  If we do not receive the requisite permit to continue to manufacture gallium arsenide substrate wafers, we may be required to cease manufacturing such wafers until we receive the requisite permit or move such manufacturing to a new location.  A halt to our production of gallium arsenide substrate wafers could result in our furloughing approximately several hundred manufacturing employees.  If we obtain the requisite permit after halting our production, we might not be able to recommence manufacturing gallium arsenide substrate wafers immediately because we may need to rebuild our supply chain and we may not be able to rehire our furloughed manufacturing employees.  We could also lose customers to our competitors because of our inability to supply gallium arsenide substrate wafers.  Any of these could materially and adversely impact our results of operations and our financial condition.

In addition, in 2005, a complaint was filed against us alleging personal injury, general negligence, intentional tort, wage loss and other damages, including punitive damages, as a result of exposure of plaintiffs to high levels of gallium arsenide in gallium arsenide wafers, and methanol. Other current and/or former employees could bring litigation against us in the future. Although we have in place engineering, administrative and personnel protective equipment programs to address these issues, our ability to expand or continue to operate our present locations could be restricted or we could be required to acquire costly remediation equipment or incur other significant expenses if we were found liable for failure to comply with environmental and safety regulations. Existing or future changes in laws or regulations in the United States and China may require us to incur significant expenditures or liabilities, or may restrict our operations. In addition, our employees could be exposed to chemicals or other hazardous materials at our facilities and we may be subject to lawsuits seeking damages for wrongful death or personal injuries allegedly caused by exposure to chemicals or hazardous materials at our facilities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of March 7, 2016 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2017
Beijing, China	300,000	Production and Administration	Owned by AXT / Tongmei
Xianxi, China	56,500	Production	Owned by Beijing JiYa Semiconductor Material, Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing JiYa Semiconductor Material, Co., Ltd.*
Beijing, China	2,000	Administration	Operating lease by Beijing JiYa Semiconductor Material, Co., Ltd., expires February 2016
Nanjing, China	22,000	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing Jin Mei Gallium Co., Ltd.*
Beijing, China	14,720	Production	Owned by BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Beijing, China	7,600	Production and Administration	Operating leases by BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until June 2018.*

*Joint ventures in which we hold an interest and consolidate in our financial statements. We hold a 46% interest in Beijing JiYa Semiconductor Material Co., Ltd., a 83% interest in Nanjing Jin Mei Gallium Co., Ltd., and a 70% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been trading publicly on the NASDAQ Global Select Market (NASDAQ) under the symbol “AXTI” since May 20, 1998, the date we consummated our initial public offering, and beginning on January 3, 2011, our common stock began trading on the NASDAQ Global Select Market under the same symbol.  The following table sets forth the range of high and low sales prices of the common stock for the periods indicated, as reported by NASDAQ.

	High	Low
2015
First Quarter	$3.05	$2.36
Second Quarter	$2.70	$2.22
Third Quarter	$2.59	$1.91
Fourth Quarter	$2.70	$1.90
2014
First Quarter	$2.67	$2.20
Second Quarter	$2.32	$2.06
Third Quarter	$3.04	$2.04
Fourth Quarter	$2.88	$2.08

As of March 7, 2016, there were 72 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of both December 31, 2015 and 2014 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. As of December 31, 2015, approximately $2.7 million remained available for future repurchases under this program. The following table provides additional details regarding our repurchase activity during the three months ended December 31, 2015:

				Approximately Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet be Purchased
	Total Number of Shares	Average Price Paid per	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs	Programs (in thousands)
October 1, 2015 - October 31, 2015	16,588	$1.97	16,588	$2,714
November 1, 2015 - November 30, 2015	—	$—	—	$2,714
December 1, 2015 - December 31, 2015	—	$—	—	$2,714

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2010 and ending December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
AXT, Inc.	100	39.94	26.92	25.00	26.82	23.75
NASDAQ Composite	100	100.53	116.9	166	188.78	199.95
NASDAQ Electronic Components	100	90.64	91.50	127.54	167.91	168.98

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data is derived from and should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8 below, and in our previously filed reports on Form 10‑K. See also Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information relating to items reflecting our results of operations and financial condition.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$77,502	$83,499	$85,335	$88,374	$104,121
Cost of revenue	60,673	66,332	73,507	63,522	59,339
Gross profit	16,829	17,167	11,828	24,852	44,782
Operating expenses:
Selling, general, and administrative	16,064	14,970	16,066	15,419	14,836
Research and development	5,664	4,144	3,424	3,468	2,473
Restructuring charge	—	907	—	—	—
Total operating expenses	21,728	20,021	19,490	18,887	17,309
Income (loss) from operations	(4,899)	(2,854)	(7,662)	5,965	27,473
Interest income, net	412	483	408	518	449
Equity in earnings of unconsolidated joint ventures	462	1,528	1,377	1,281	741
Other income (expense), net	2,023	361	(748)	(761)	(45)
Income (loss) before provision for income taxes	(2,002)	(482)	(6,625)	7,003	28,618
Provision for income taxes	531	215	188	853	2,795
Net income (loss)	(2,533)	(697)	(6,813)	6,150	25,823
Less: Net (income) loss attributable to noncontrolling interests	305	(691)	(1,145)	(3,040)	(5,503)
Net income (loss) attributable to AXT, Inc.	$(2,228)	$(1,388)	$(7,958)	$3,110	$20,320
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.07)	$(0.05)	$(0.25)	$0.09	$0.63
Diluted	$(0.07)	$(0.05)	$(0.25)	$0.09	$0.61
Shares used in per share calculations:
Basic	32,183	32,452	32,700	32,144	31,872
Diluted	32,183	32,452	32,700	32,865	33,061

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$24,875	$28,814	$24,961	$30,634	$26,156
Investments	19,128	20,123	22,644	19,461	14,486
Working capital	84,047	88,422	84,114	93,376	92,220
Total assets	151,896	161,517	163,822	167,589	162,488
Current liabilities	12,841	14,771	15,426	13,096	10,883
Long-term debt, net of current portion	—	—	—	—	—
Stockholders’ equity	137,561	144,688	145,546	150,914	147,049

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

On April 17, 2015, Mr. Davis Zhang notified us of his decision to resign as our President, China Operations.  His resignation was effective May 15, 2015.

On June 29, 2015, we announced the appointment of Dr. Hong Q. Hou as the Company’s Chief Operating Officer. On January 6, 2016, Dr. Hou notified us of his decision to resign as Chief Operating Officer of the Company.  His resignation was effective January 8, 2016.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, semi-conducting and semi-insulating gallium arsenide and germanium wafers,  and our three consolidated subsidiaries sell certain raw materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a valid purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services.

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

As of December 31, 2015 and 2014, our accounts receivable, net balance was $18.5 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $561,000 and $410,000, respectively. During 2015, we increased this allowance for doubtful accounts by $151,000 primarily because of the poor financial condition of a few customers. During 2014, we decreased this allowance for doubtful accounts by $459,000 primarily because of improved collections from customers. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2015, we utilized $423,000 and charged an additional $434,000 resulting in the ending balance of allowance for sales returns of $424,000 as of December 31, 2015. During 2014, we utilized $410,000 and charged an additional $183,000 resulting in the allowance for sales returns of $413,000 as of December 31, 2014.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2015 and 2014, accrued product warranties totaled $497,000 and $802,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers and reduction in estimated replacement costs. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2015 and 2014, we had an inventory reserve of $12.0 million and $11.2 million, respectively, for excess and obsolete inventory. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt and equity securities as available-for-sale securities in accordance with ASC topic 320, Investments—Debt and Equity Securities (“ASC 320”). All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs in 2015, 2014 and 2013.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheet as of December 31, 2015 and 2014.

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary vertical gradient freeze (VGF) technology for producing high-performance compound semiconductor substrates or wafers. We have one operating segment: our substrate business and the sale of raw materials used to make such substrates or other related products. We recorded our first substrate sales in 1990 and our substrate products currently include indium phosphide (InP), gallium arsenide (GaAs) and germanium (Ge) substrates used to produce semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials, including gallium and germanium, through our participation in majority‑ and minority‑owned subsidiaries and joint ventures.

Operating Results

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared to the costs of comparable facilities and labor in the United States, Japan or Europe. Our supply chain includes AXT subsidiaries and joint venture companies in China, which provide us with reliable supply and enhanced sourcing lead-times for key raw materials, which are central to our final manufactured products.

We have experienced declining annual revenue in recent years, primarily as a result of silicon chips replacing GaAs chips in the mobile phone switching function.  Prior to certain recent innovations, silicon chips did not perform adequately in this function due to power consumption, heat and speed issues.  The development of the silicon-on-insulator technique overcame these deficiencies and provided a lower cost solution for mobile phone switches beginning in 2011.  The decline in GaAs revenue is partially mitigated by revenue growth in our InP wafers.  InP revenue has experienced over 50% year-on-year revenue growth in the last two years.  We believe our product and customer diversity also mitigates the decline in GaAs revenue.

In the first quarter of 2014, we reduced our work force by approximately 11% and embarked on a number of additional cost reduction programs, primarily in our manufacturing group, which has the highest costs as compared to research and development or selling and administrative expenses.   In 2015, we invested in wafer manufacturing equipment that will increase automation and decrease the number of manually operated processing steps in our production flow.  We believe this can improve our manufacturing yields, product quality and product consistency.  We will continue to focus on our InP products as we believe this product line can continue to be an engine for growth and better gross margins.

Revenue

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
Total revenue	$77,502	$83,499	$85,335	$(5,997)	(7.2)%	$(1,836)	(2.2)%

Revenue decreased $6.0 million, or 7.2%, to $77.5 million in 2015 from $83.5 million in 2014. The revenue decrease resulted from a decrease in sales of our GaAs substrate materials, particularly from GaAs wafers used to produce LEDs.  The LED market encountered severe pricing pressure and we withdrew from the lower performance segment of the LED market, resulting in lower sales of GaAs wafers. In addition raw material sales decreased due to a reduction of the average selling price of gallium. Ge substrate sales decreased as a result of a slowdown in the satellite solar cell market. This decrease in revenue was partially offset by the increased demand for our InP substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

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

Revenue by Geographic Region

	Year Ended Dec. 31,			2014 to 2015		2013 to 2014
				Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$19,518	$21,535	21,387	$(2,017)	(9.4)%	$148	0.7%
% of total revenue	25%	26%	25%
Taiwan	13,799	$11,464	10,131	2,335	20.4%	1,333	13.2%
% of total revenue	18%	14%	12%
China	13,728	$17,451	24,946	(3,723)	(21.3)%	(7,495)	(30.0)%
% of total revenue	18%	21%	29%
Asia Pacific (excluding China, Taiwan and Japan)	11,482	$11,207	9,165	275	2.5%	2,042	22.3%
% of total revenue	15%	13%	11%
North America (primarily the United States)	9,837	$10,292	10,665	(455)	(4.4)%	(373)	(3.5)%
% of total revenue	13%	12%	12%
Japan	9,138	$11,550	9,041	(2,412)	(20.9)%	2,509	27.8%
% of total revenue	11%	14%	11%
Total revenue	$77,502	$83,499	$85,335	$(5,997)	(7.2)%	$(1,836)	(2.2)%

*Primarily the United States.

Sales to customers located outside of North America represented approximately 87%,  88% and 88% of our revenue during 2015, 2014 and 2013, respectively.

Revenue from customers in China decreased primarily due to decreased sales of our GaAs substrates for LED applications and raw materials. Revenue from Japan decreased primarily due to decreased sales of GaAs substrates when a certain epi customer terminated its GaAs epi processing. In addition, the Japanese yen further weakened against the dollar in 2015. Revenue from customers in Europe decreased primarily due to decreased sales of our Ge substrates in solar cells and optical sensors applications.  Revenue increased in Taiwan primarily due to increased sales of InP. Our decrease in revenue was partially offset by the increased demand for our InP substrates in all regions as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

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

Gross Margin

				2014 to 2015		2013 to 2014
	Year Ended Dec. 31,			Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$16,829	$17,167	$11,828	$(338)	(2.0)%	$5,339	45.1%
Gross Margin %	21.7%	20.6%	13.9%

Gross margin increased to 21.7% of total revenue in 2015 from 20.6% of total revenue in 2014.  Gross margin increased primarily due to a change in product mix, lower material costs and the continuation of a company-wide cost-saving campaign, which was first implemented in 2014. The 2015 quarterly gross margins for the first quarter to the fourth quarter were 23.7%, 20.9%, 25.1% and 17.1%, respectively. In the fourth quarter of 2015 our gross margin declined from the previous quarter as a result of a lower-of-cost-or-market inventory write down at one of our consolidated subsidiaries due to a decline of the market price of gallium.

Gross margin increased to 20.6% of total revenue in 2014 from 13.9% of total revenue in 2013. Gross margin increased primarily due to product mix and the implementation of cost-saving activities during 2014. The 2014 quarterly gross margins for the first quarter to the fourth quarter were 14.1%, 19.4%, 23.0% and 25.4%, respectively.

Selling, General and Administrative Expenses

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$16,064	$14,970	$16,066	$1,094	7.3%	$(1,096)	(6.8)%
% of total revenue	20.7%	17.9%	18.8%

Selling, general and administrative expenses increased $1.1 million, or 7.3%, to $16.1 million for 2015 compared to $15.0 million for 2014.  The increase in 2015 primarily resulted from an increase in professional services of  $0.7 million related to an investigation of certain potential related-party transactions, which was completed in the second quarter of 2015,  an increase in consulting services and higher stock-based compensation expenses. The increase was partially offset by lower personnel related costs and lower facilities maintenance cost resulting from the implementation of cost-saving activities.

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

Research and Development Expenses

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development	$5,664	$4,144	$3,424	$1,520	36.7%	$720	21.0%
% of total revenue	7.3%	5.0%	4.0%

Research and development expenses increased $1.5 million, or 36.7%, to $5.7 million for 2015 from $4.1 million for 2014. Research and development expenses increased primarily due to higher product development and testing costs and personnel related costs, partially offset by lower consulting expenses for product testing.

Research and development expenses increased $720,000, or 21.0%, to $4.1 million for 2014 from $3.4 million for 2013. Research and development expenses increased primarily due to higher product development and testing costs and personnel related costs, partially offset by lower consulting expenses for product testing.

Restructuring Charges

In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that are no longer required to support production and operations, or approximately 11 percent of the workforce. We recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. This restructuring plan and reduction in force has been completed as of March 31, 2014. We had no restructuring charges in 2015.

Interest Income, Net

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$412	$483	$408	$(71)	(14.7)%	$75	18.4%
% of total revenue	0.5%	0.6%	0.5%

Interest income, net decreased $71,000 to $412,000 for 2015 from $483,000 for 2014.  The decrease was primarily due to lower returns from our mix of investment securities held due to lower market interest rates.

Interest income, net increased  $75,000 to $483,000 for 2014 from $408,000 for 2013 primarily due to higher interest income earned by one of our subsidiaries from their bank deposits.

Equity in Earnings of Unconsolidated Joint Venture Companies

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Equity in earnings of unconsolidated joint ventures	$462	$1,528	$1,377	$(1,066)	(69.8)%	$151	11.0%
% of total revenue	0.6%	1.8%	1.6%

Equity in earnings of unconsolidated joint ventures is primarily net income from our seven minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $1.1 million to $462,000 for 2015 from $1.5 million for 2014 primarily due to lower net income from declining average selling prices and selling volume in the raw materials businesses.

Equity in earnings of unconsolidated joint ventures increased $151,000 to $1.5 million for 2014 from $1.4 million for 2013 primarily due to higher net income from improved performance of our minority-owned joint ventures that are not consolidated.

Other Income (Expense), Net

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$2,023	$361	$(748)	$1,662	460.4%	$1,109	(148.3)%
% of total revenue	2.6%	0.4%	(0.9)%

Other income, net increased $1.7 million to $2.0 million for 2015 from $361,000 for 2014 primarily due to a foreign exchange gain of $717,000 in 2015 as compared to a foreign exchange loss of $1.0 million in 2014 and from manufacturing subsidies received from several government agencies in China. These items were offset by a lower gain recognized from the sales of common stock of Intelligent Epitaxy Technology, Inc (“IntelliEpi”), a Taiwan publicly traded company in 2015 in which we recognized $859,000 gain as compared to 2014 in which we recognize $1.3 million gain.

Other income, net increased $1.1 million to a profit of $361,000 for 2014 from net expense of $748,000 for 2013 primarily due to a larger gain recognized from the sale of IntelliEpi common stock in 2014, lower withholding tax on foreign dividends from our consolidated joint ventures and lower foreign exchange losses in 2014.

Provision for  Income Taxes

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$531	$215	$188	$316	147.0%	$27	14.4%
% of total revenue	0.7%	0.3%	0.2%

Provision for income taxes for 2015 was $531,000, which was mostly related to our China subsidiary and our China joint venture operations. No income taxes or benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

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

Due to our uncertainty regarding our future profitability, we recorded a full valuation allowance against our net deferred tax assets of $66 million in 2015, $62 million in 2014 and $58 million in 2013.

Noncontrolling Interests

				2014 to 2015		2013 to 2014
	Years Ended Dec. 31			Increase		Increase
	2015	2014	2013	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$(305)	$691	$1,145	$(996)	(144.1)%	$(454)	(39.7)%
% of total revenue	(0.4)%	0.8%	1.3%

Noncontrolling interest in (losses) earnings of consolidated joint ventures for the years ended December 31, 2015,  2014 and 2013 were $(305,000),  $691,000 and $1.1 million, respectively. The downward trend in noncontrolling interest’s share of earnings from 2013 to 2015 and eventual switch to a share of losses from in 2015 was due to lower profitability from our China joint venture operations as profits from sales of raw materials have decreased due to declining average selling prices, which also led to a write down in inventory at one of the consolidated joint ventures.

Liquidity and Capital Resources

	Year Ended December 31,
	2015	2014	2013
	($ in thousands)
Net cash provided by (used in):
Operating activities	$1,878	$3,497	$2,992
Investing activities	(2,483)	469	(6,695)
Financing activities	(2,234)	(32)	(2,513)
Effect of exchange rate changes	(1,100)	(81)	543
Net change in cash and cash equivalents	(3,939)	3,853	(5,673)
Cash and cash equivalents—beginning year	28,814	24,961	30,634
Cash and cash equivalents—end of year	24,875	28,814	24,961
Short and long-term investments—end of year	19,128	20,123	22,644
Total cash, cash equivalents and short-term and long-term investments	$44,003	$48,937	$47,605

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEpi and GCS Holdings, Inc. (“GHI”). In 2013, we re-categorized our IntelliEpi investment from the cost method to short-term investments as IntelliEpi completed its initial public offering in 2013.  In 2015, we re-categorized our GHI investment from the cost method to short-term investments when we determined that there was sufficient trading volume in the exchange for the stock to be determined readily marketable.

As of December 31, 2015, our principal source of liquidity was $44.0 million, which consisted of cash and cash equivalents of $24.9 million, short-term investments of $11.4 million and long-term investments of $7.7 million.  In 2015, cash and cash equivalents decreased by $3.9 million and short-term and long-term investments decreased by $1.0 million.  The decrease in cash and cash equivalents of $3.9 million in 2015 was primarily due to net cash used in investing activities of $2.5 million, net cash used in financing activities of $2.2 million, the effect of exchange rate changes of $1.1 million, and was partially offset by net cash provided by operating activities of $1.9 million. As of December 31, 2015, we and our consolidated joint ventures held approximately $22.3 million in cash and investments in foreign bank accounts. This consists of $16.8 million held by our wholly owned subsidiary in China and $5.5 million held by our three partially-owned consolidated subsidiaries in China. Of this $22.3 million, approximately $15.9 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

As of December 31, 2014, our principal sources of liquidity were $48.9 million, an increase of $1.3 million from $47.6 million as of December 31, 2013. This $48.9 million consisted of cash and cash equivalents of $28.8 million, short-term investments of $12.3 million and long-term investments of $7.8 million. In 2014 cash and cash equivalents increased $3.8 million. Short and long-term investments decreased by $2.5 million to $20.1 million from $22.6 million. The increase in cash and cash equivalents was primarily due to net cash provided by operating activities of $3.5 million and by net cash provided by investing activities of $469,000, offset by net cash used in financing activities of $32,000 and the effect of exchange rate changes of $81,000. As of December 31, 2014, we and our consolidated joint ventures held approximately $18.3 million in cash and investments in foreign bank accounts. This consists of $10.2 million held by our wholly owned subsidiary in China and $8.1 million held by our three partially owned consolidated subsidiaries in China. Of this $18.3 million, approximately $13.9 million is not available for use in the United States without paying United States income taxes.

Net cash provided by operating activities of $1.9 million for 2015 was primarily comprised of an adjustment of non-cash items of depreciation of $5.5 million, amortization of marketable securities premium of $218,000, stock-based compensation of $1.3 million, provision for doubtful accounts of $211,000, loss on disposal property and equipment of $17,000 offset by our net loss of $2.5 million, realized gain on sales of investments of $859,000, gain on equity investments of $462,000 and a net change of $1.6 million in assets and liabilities. The $1.6 million net change in operating assets and liabilities primarily resulted from a $1.4 million decrease in prepaid expenses and other current assets, a $542,000 decrease in other assets, offset by a $1.1 million increase in accounts receivable, a $1.1 million decrease in accrued liabilities, an $813,000 decrease in other long-term liabilities, and a $485,000 decrease in accounts payable.

Net cash provided by operating activities of $3.5 million for 2014 was primarily comprised of our net loss of $697,000, adjusted for non-cash items of depreciation and amortization of $5.6 million, stock‑based compensation of $1.1 million, provision for doubtful accounts of $9,000, amortization of marketable securities premium of $432,000, offset by gain on sales of investment of $1.3 million, a gain on disposal of property, plant and equipment of $13,000 and a net change of $211,000 in operating assets and liabilities. The $211,000 net change in operating assets and liabilities primarily resulted from a $479,000 decrease in inventories, a $2.4 million decrease in prepaid expenses and other current assets, a $946,000 decrease in other assets, offset by a $3.0 million increase in accounts receivable, a $979,000 decrease in accounts payable, a $742,000 increase in accrued liabilities and a $833,000 decrease in other long-term liabilities.

Net cash provided by operating activities of $3.0 million for 2013 was primarily comprised of our net loss of $6.8 million, adjusted for non-cash items of depreciation and amortization of $5.5 million, stock‑based compensation of $1.3 million, provision for doubtful accounts of $869,000, amortization of marketable securities premium of $518,000, offset by gain on sale of cost method investment of $811,000, a gain on disposal of property, plant and equipment of $9,000 and a net change of $3.9 million in operating assets and liabilities. The $3.9 million net change in operating assets and liabilities primarily resulted from a $1.4 million decrease in inventories, a $645,000 increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts receivable, a $2.2 million increase in accounts payable, a $899,000 decrease in accrued liabilities and a $373,000 decrease in other long-term liabilities.

Net cash used in investing activities of $2.5 million for 2015 was primarily from the purchases of marketable investment securities of $12.8 million and the purchase of property, plant and equipment of $4.2 million and investment in non-marketable equity investments of $162,000,  partially offset by proceeds from maturities and sales of available-for-sales securities of $14.3 million and dividends received from equity method investments of $305,000.

Net cash provided by investing activities of $469,000 for 2014 was primarily from the sale of investments totaling $13.9 million offset by the purchase of investments totaling $11.8 million and the purchase of property, plant and equipment of $2.0 million.

Net cash used in investing activities of $6.7 million for 2013 was primarily from the purchase of property, plant and equipment of $5.4 million mainly for our China facilities and the purchase of investments totaling $14.1 million offset by the sale of investments totaling $12.5 million.

Net cash used in financing activities was $2.2 million for 2015, which consisted of $2.3 million for the repurchase of the Company’s common stock, including commission and fees, and $112,000 net dividends paid by our joint ventures, partially offset by net proceeds of $165,000 on the issuance of common stock pursuant to stock option exercises.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. As of December 31, 2015, approximately $2.7 million remained available for future repurchases under this program. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. Total rent expenses under these operating leases were approximately $313,000,  $260,000 and $638,000 for the years ended December 31, 2015,  2014 and 2013, respectively.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay up to $7.0 million as a royalty payment over eight years that began in 2011, based on future royalty bearing sales. The royalty agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year are lower than a pre-determined amount set forth in the agreement. Royalty expense under the agreement was $583,000, which was net of claim for credit of $217,000 for the year ended December 31, 2015.  Royalty expense for the years ended December 31, 2014 and 2013 were $577,000, which was net of claim for credit of $223,000, and $530,000, which was net of claim for credit of $270,000, respectively.

The following table summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$533	$173	$206	$57	$97
Royalty agreement	1,725	575	1,150	—	—
Total	$2,258	$748	$1,356	$57	$97

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2015. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except	Dec. 31,	Sept. 30,	June. 30,	Mar 31,	Dec. 31,	Sept. 30,	June. 30,	Mar 31,
for per share amounts)	2015	2015	2015	2015	2014	2014	2014	2014
Revenue	$18,057	$18,371	$21,010	$20,064	$19,567	$23,138	$21,449	$19,345
Cost of revenue	14,967	13,766	16,625	15,315	14,596	17,820	17,289	16,627
Gross profit	3,090	4,605	4,385	4,749	4,971	5,318	4,160	2,718
Operating expenses:
Selling, general and administrative	3,379	3,659	3,775	5,251	4,341	3,505	3,688	3,436
Research and development	1,377	1,657	1,389	1,241	1,222	1,160	987	775
Restructuring charge	—	—	—	—	—	—	—	907
Total operating expenses	4,756	5,316	5,164	6,492	5,563	4,665	4,675	5,118
Income (loss) from operations	(1,666)	(711)	(779)	(1,743)	(592)	653	(515)	(2,400)
Interest income, net	105	102	108	97	123	106	127	127
Equity in earnings (losses) of unconsolidated joint ventures	(315)	167	410	200	26	390	625	487
Other income (expense), net	268	496	626	633	111	(236)	476	10
Income (loss) before provision for income taxes	(1,608)	54	365	(813)	(332)	913	713	(1,776)
Provision for (benefit from) income	197	7	241	86	(39)	43	152	59
taxes
Net income (loss)	(1,805)	47	124	(899)	(293)	870	561	(1,835)
Less: Net (income) loss attributable to noncontrolling interest	562	(5)	(127)	(125)	(18)	(226)	(242)	(205)
Net income (loss) attributable to AXT, Inc	$(1,243)	$42	$(3)	$(1,024)	$(311)	$644	$319	$(2,040)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.04)	$(0.00)	$(0.00)	$(0.03)	$(0.01)	$0.02	$0.01	$(0.06)
Diluted	$(0.04)	$(0.00)	$(0.00)	$(0.03)	$(0.01)	$0.02	$0.01	$(0.06)
Weighted average number of common shares outstanding:
Basic	31,951	31,988	32,242	32,553	32,558	32,504	32,381	32,364
Diluted	31,951	31,988	32,242	32,553	32,558	32,738	32,597	32,364

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2015, we recorded a foreign exchange gain of $717,000, included as part of other income (expense), net in our consolidated statements of operations. During 2014, we recorded net foreign exchange losses of $1.0 million, included as part of other income (expense), net in our consolidated statements of operations. In addition, we recorded unrealized foreign currency charges of $377,000 related to financial statement translations which are included in the balance of “accumulated other comprehensive income” on our consolidated balance sheets. We incurred foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

We currently are using a hedging program to minimize the effects of currency fluctuations relating to the Japanese yen. While we may apply this program to other currencies, such as the Chinese Renminbi, our hedging position is partial and may not exist at all in the future. It may not succeed in minimizing our foreign currency fluctuation risks. Our primary objective in holding these instruments is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. The company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2015	Rate	Income/(Expense)	Income/(Expense)	Income/(Expense)
Cash and cash equivalents	$24,875	0.85%	$211	$190	$232
Investments in marketable debt	18,496	1.95%	361	325	397
			$572	$515	$629

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our accounts receivable balance as of December 31, 2015 while two customers each accounted for over 10% of our accounts receivable balance as of December 31, 2014.

Equity Risk

We maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2015 and 2014, our direct minority investments under the cost method totaled $0 and $200,000, respectively, our direct minority investments under the equity method totaled $7.9 million and $8.1 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.1 million and $4.0 million, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 56, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Burr Pilger Mayer, Inc. has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2015.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AXT, Inc.

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries’ (the Company”) as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013 Framework ) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AXT, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016, expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 11, 2016

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 26, 2016 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)Financial Statements:

(2)Financial Statement Schedules

All schedules have been omitted because the required information is not applicable or because the information required is included in the consolidated financial statements or notes thereto.

(b)Exhibits

See Index to Exhibits attached elsewhere to this Form 10-K. The exhibits listed in the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AXT, Inc.

We have audited the accompanying consolidated balance sheets of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AXT, Inc. and its subsidiaries. as of December 31,  2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 11, 2016

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$24,875	$28,814
Short-term investments	11,437	12,340
Accounts receivable, net of allowances of $985 and $823 as of December 31, 2015 and 2014	18,468	17,864
Inventories	38,012	38,574
Related party notes receivable – current	—	171
Prepaid expenses and other current assets	4,096	5,430
Total current assets	96,888	103,193
Long-term investments	7,691	7,783
Property, plant and equipment, net	31,422	33,862
Related party notes receivable – long-term	1,781	1,704
Other assets	14,114	14,975
Total assets	$151,896	$161,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,460	$7,137
Accrued liabilities	6,381	7,634
Total current liabilities	12,841	14,771
Long-term portion of royalty payments	1,150	1,725
Other long-term liabilities	344	333
Total liabilities	14,335	16,829
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2015 and 2014 (Liquidation preference of $6.5 million and $6.3 million as of December 31, 2015 and 2014.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,548 and 32,837 shares issued and outstanding as of December 31, 2015 and 2014	32	32
Additional paid-in-capital	194,646	195,419
Accumulated deficit	(70,621)	(68,393)
Accumulated other comprehensive income	4,382	7,673
Total AXT, Inc. stockholders’ equity	131,971	138,263
Noncontrolling interests	5,590	6,425
Total stockholders’ equity	137,561	144,688
Total liabilities and stockholders’ equity	$151,896	$161,517

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Revenue	$77,502	$83,499	$85,335
Cost of revenue	60,673	66,332	73,507
Gross profit	16,829	17,167	11,828
Operating expenses:
Selling, general, and administrative	16,064	14,970	16,066
Research and development	5,664	4,144	3,424
Restructuring charge	—	907	—
Total operating expenses	21,728	20,021	19,490
Loss from operations	(4,899)	(2,854)	(7,662)
Interest income, net	412	483	408
Equity in earnings of unconsolidated joint ventures	462	1,528	1,377
Other income (expense), net	2,023	361	(748)
Loss before provision for income taxes	(2,002)	(482)	(6,625)
Provision for income taxes	531	215	188
Net loss	(2,533)	(697)	(6,813)
Less: Net (income) loss attributable to noncontrolling interests	305	(691)	(1,145)
Net loss attributable to AXT, Inc.	$(2,228)	$(1,388)	$(7,958)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.07)	$(0.05)	$(0.25)
Diluted	$(0.07)	$(0.05)	$(0.25)
Weighted average number of common shares outstanding:
Basic	32,183	32,452	32,700
Diluted	32,183	32,452	32,700

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net loss	$(2,533)	$(697)	$(6,813)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(3,425)	(377)	1,568
Change in unrealized loss (gain) on available-for-sale investments, net of tax	(313)	(964)	1,682
Total other comprehensive income (loss), net of tax	(3,738)	(1,341)	3,250
Comprehensive loss	(6,271)	(2,038)	(3,563)
Less: Comprehensive (income) loss attributable to noncontrolling interests	752	(630)	(1,475)
Comprehensive loss attributable to AXT, Inc.	$(5,519)	$(2,668)	$(5,038)

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income	Equity	Interests	Equity

January 1, 2013	883	$3,532	32,471	$32	$193,063	$(59,047)	$6,033	$143,613	$7,301	$150,914
Common stock options exercised			331		532			532		532
Common stock repurchased			(285)		(716)			(716)		(716)
Stock-based compensation					1,277			1,277		1,277
Issuance of common stock in the form of restricted stock			88
Net income (loss)						(7,958)		(7,958)	1,145	(6,813)
Net dividend declared by joint ventures									(2,898)	(2,898)
Other comprehensive income							2,920	2,920	330	3,250
Balance as of December 31, 2013	883	3,532	32,605	32	194,156	(67,005)	8,953	139,668	5,878	145,546
Common stock options exercised			111		134			134		134
Common stock repurchased
Stock-based compensation					1,129			1,129		1,129
Issuance of common stock in the form of restricted stock			121
Net income (loss)						(1,388)		(1,388)	691	(697)
Net dividend declared by joint ventures									(83)	(83)
Other comprehensive loss							(1,280)	(1,280)	(61)	(1,341)
Balance as of December 31, 2014	883	3,532	32,837	32	195,419	(68,393)	7,673	138,263	6,425	144,688
Common stock options exercised			119		165			165		165
Common stock repurchased			(908)		(2,287)			(2,287)		(2,287)
Restricted stock awards canceled			(47)
Stock-based compensation					1,349			1,349		1,349
Issuance of common stock in the form of restricted stock			547
Net loss						(2,228)		(2,228)	(305)	(2,533)
Net dividend declared by joint ventures									(83)	(83)
Other comprehensive loss							(3,291)	(3,291)	(447)	(3,738)
Balance as of December 31, 2015	883	$3,532	32,548	$32	$194,646	$(70,621)	$4,382	$131,971	$5,590	$137,561

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
		2015	2014	2013
Cash flows from operating activities:
Net loss		$(2,533)	$(697)	$(6,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		5,494	5,639	5,470
Amortization of marketable securities premium		218	432	518
Stock-based compensation		1,349	1,129	1,277
Provision for doubtful accounts		211	9	869
Realized gain on sale of investments		(859)	(1,263)	—
Gain on sale of cost method investment		—	—	(811)
Loss (gain) on disposal of equipment		17	(13)	(9)
Income from equity method investments, net		(462)	(1,528)	(1,377)
Changes in operating assets and liabilities:
Accounts receivable		(1,076)	(2,959)	2,160
Inventories		(45)	479	1,439
Prepaid expenses and other current assets		1,405	2,393	(645)
Other assets		542	946	1
Accounts payable		(485)	(979)	2,185
Accrued liabilities	*	(1,085)	742	(899)
Other long-term liabilities		(813)	(833)	(373)
Net cash provided by operating activities		1,878	3,497	2,992
Cash flows from investing activities:
Purchases of equipment		(4,150)	(1,971)	(5,424)
Proceeds from sale of equipment		2	13	—
Purchases of available for sale securities		(12,787)	(11,828)	(14,092)
Proceeds from sales and maturities of available for sale securities		14,309	13,928	12,486
Investments in non-marketable equity investments		(162)	—	(782)
Dividends received from equity method investments		305	327	299
Repayment of related party note receivable		—	—	818
Net cash provided by (used in) investing activities		(2,483)	469	(6,695)
Cash flows from financing activities:
Proceeds from common stock options exercised		165	134	532
Repurchase of the Company’s common stock, including commission		(2,287)	—	(716)
Dividends paid by joint ventures to their minority share holders		(112)	(166)	(2,329)
Net cash used in financing activities		(2,234)	(32)	(2,513)
Effect of exchange rate changes on cash and cash equivalents		(1,100)	(81)	543
Net (decrease) increase in cash and cash equivalents		(3,939)	3,853	(5,673)
Cash and cash equivalents at the beginning of the year		28,814	24,961	30,634
Cash and cash equivalents at the end of the year		$24,875	$28,814	$24,961
Supplemental disclosures:
Income taxes paid		$284	$293	$782

* Dividend accrued but not paid by joint ventures of $534,  $563 and $651 was included in accrued liabilities as of December 31, 2015, 2014 and 2013, respectively

See accompanying notes to consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. and its subsidiaries (“we, “the Company”, or “AXT”) is a developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuit in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine indium with phosphorous (InP) or combine gallium with arsenic (GaAs). Our single element substrates are made from germanium (Ge).

Our headquarters is in Fremont, California in the San Francisco Bay Area. We manufacture all of our products in the People’s Republic of China and our supply chain includes AXT’s subsidiaries and joint venture companies in China. These companies produce products that include 99.99% pure gallium (4N Ga), high purity gallium, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership by our consolidated subsidiaries in these entities range from 83% to 20%. We consolidate the joint ventures in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise control in substance over the operation or financial decisions made by the investee. We use the equity method to account for joint ventures in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over the investee. We purchase portions of the materials produced by these joint ventures for our own use and the joint ventures sell the remainder of their production to third parties.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interest, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For partially-owned subsidiaries that we consolidate, we reflect the noncontrolling interest of the portion we do not own on our consolidated balance sheets in stockholders’ equity and in our consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions. We believe that the estimates, judgments, and assumptions upon which management relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our consolidated financial statements would be affected.

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

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the Renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “other income (expense), net” for the years presented. The transaction gains for the year ended December 31, 2015 totaled $717,000 and the transaction losses for the years ended December 31, 2014 and 2013 totaled $1.0 million and $1.3 million, respectively.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “other comprehensive income (loss)” in the consolidated statements of comprehensive income (loss).

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates and sell certain raw materials including gallium, germanium dioxide, and pBN crucibles. After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a valid purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. Revenue is net of any taxes assessed by any governmental authority.  We do not provide training, installation or commissioning services. We assess the probability of collection based on a number of factors including past history with the customer and credit worthiness.  We do not provide payment discounts.  We provide for future returns based on historical experience, current economic trends and changes in customer demand at the time revenue is recognized.

Accounting for Sales Taxes in Net Revenues

We record sales taxes collected on sales of our products and for amounts not yet remitted to tax authorities as accrued liabilities on our consolidated balance sheets.

Risks and Concentration of Credit Risk

Our business is very dependent on the semiconductor, lasers and fiber optics industries which can be highly cyclical and experience downturns as a result of economic changes, overcapacity, and technological advancements. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect our operating results. In addition, a significant portion of our revenues and net income is derived from international sales. Fluctuations of the United States dollar against foreign currencies and changes in local regulatory or economic conditions, particularly in an emerging market such as China, could adversely affect operating results.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is  mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for 22% of our trade accounts receivable as of December 31, 2015 and two customers accounted for 11% and 10% of our accounts receivable balance as of December 31, 2014.

One customer, IQE Group, represented 12% of our revenue for the year ended December 31, 2015 while no customer represented more than 10% of our revenue for the years ended December 31, 2014 and 2013. Our top five customers, although not the same five customers for each period, represented 40%,  34% and 31% of revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We believe that in the future we could have a greater concentration of sales.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-Term and Long-Term Investments

We classify our investments in marketable debt and equity securities as available-for-sale securities in accordance with ASC topic 320, Investments -  Debt and Equity Securities (“ASC 320”).  Short-term and long-term investments are comprised of available-for-sale marketable debt securities, which consist primarily of certificates of deposit, corporate bonds and notes, and government securities. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “other income (expense), net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “other income (expense), net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2015 and 2014, our accounts receivable, net balance was $18.5 million and $17.9 million, respectively, which was net of an allowance for doubtful accounts of $561,000 and $410,000, respectively. During 2015, we increased this allowance for doubtful accounts by $151,000 primarily because of the poor financial condition of a few customers. During 2014, we decreased this allowance for doubtful accounts by $459,000 primarily for improved collections from customers. No amounts have been written off. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2015, we utilized $423,000 and charged an additional $434,000 resulting in an ending balance for the allowance for sales returns of $424,000 as of December 31, 2015. During 2014, we utilized $410,000 and charged an additional $183,000 resulting in the allowance for sales returns of $413,000 as of December 31, 2014.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2015 and 2014, accrued product warranties totaled $497,000 and $802,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 1 to 27.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the term of the lease. We generally depreciate computer, software, office equipment, furniture and fixtures 3 to 5 years, machinery and equipment 1 to 5 years, automobiles 5 to 10 years, leasehold and building improvements over 10 years, or lease term if shorter, and buildings over 27.5 years. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstance indicate that long-lived assets may be impaired, our management compares the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2015, 2014 and 2013.

Impairment of Investments

All available-for-sale securities are periodically reviewed for impairment. An investment is considered to be impaired when its fair value is less than its amortized cost basis and it is more likely than not that we will be required to sell the impaired security before recovery of its amortized cost basis. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

Segment Reporting

We operate in one segment for the design, development, manufacture and distribution of high-performance compound semiconductor substrates and sale of materials. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing our performance for the Company. We discuss revenue and capacity for both AXT and our joint ventures collectively, when determining capacity constraints and need for raw materials in our business, and consider their capacity when determining our strategic and product marketing and advertising strategies. While we consolidate our majority-owned or significantly controlled joint ventures, we do not allocate any portion of overhead, interest and other income, interest expense or taxes to them. We therefore have determined that our joint venture operations do not constitute an operating segment. Since we operate in one segment, all financial segment and product line information can be found in the consolidated financial statements.

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

Research and Development

Research and development costs consist primarily of salaries, including stock-based compensation expense and related personnel costs, depreciation, materials and product testing and are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2015, 2014 and 2013 were $10,000,  $10,000 and $12,000, respectively.

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

Comprehensive Income (loss)

We report comprehensive income (loss) in accordance with the provisions of ASC topic 220 Comprehensive Income (“ASC 220”) which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss).

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, which made changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently assessing the impact of the future adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our consolidated financial statements and have not elected a transition method as of the year ended December 31, 2015.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of December 31, 2015 and, 2014, our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2015				December 31, 2014
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$10,289	$—	$—	$10,289	$22,337	$—	$—	$22,337
Cash equivalents:
Certificates of deposit [1]	14,586	—	—	14,586	6,454	—	—	6,454
Money market fund	—	—	—	—	23	—	—	23
Total cash and cash equivalents	24,875	—	—	24,875	28,814	—	—	28,814
Investments (available for sale):
Certificates of deposit [2]	9,795	1	(13)	9,783	10,195	1	(13)	10,183
Corporate bonds	8,776	—	(63)	8,713	9,214	1	(29)	9,186
Corporate equity securities	200	432	—	632	44	710	—	754
Total investments	18,771	433	(76)	19,128	19,453	712	(42)	20,123
Total cash, cash equivalents and investments	$43,646	$433	$(76)	$44,003	$48,267	$712	$(42)	$48,937
Contractual maturities on investments:
Due within 1 year	$11,022			$11,437	$11,631			$12,340
Due after 1 through 5 years	7,749			7,691	7,822			7,783
	$18,771			$19,128	$19,453			$20,123

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”). We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. We sold our remaining IntelliEpi stock in the second quarter of 2015. As of December 31, 2015, we no longer hold any IntelliEpi stock. In 2015, our cash proceeds from sales of available-for-sale investments were $902,000, our cost was $43,000 and our gross realized gain from sales of available-for-sale investments was $859,000. In 2014, our cash proceeds from sales of available-for-sale investments were $1.3 million, our cost was $82,000 and our gross realized gain from sales of available-for-sale investments was $1.3 million. There were no sales of available-for-sales securities and no realized gains and losses for the year ended December 31, 2013.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $432,000 net of tax was recorded as of December 31, 2015. This security is valued at fair market value at

December 31, 2015 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the stock is sold in the future.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2015 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on December 31, 2015. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2015	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,509	$(11)	$3,543	$(2)	$8,052	$(13)
Corporate bonds	6,866	(56)	1,847	(7)	8,713	$(63)
Total in loss position	$11,375	$(67)	$5,390	$(9)	$16,765	$(76)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries accounted for under the equity method, are included in “other assets” in the consolidated balance sheets and totaled $12.1 million and $12.1 million as of December 31, 2015 and December 31, 2014, respectively.

As noted above, in the second quarter of 2015, we re-classified our minority investment in one company, which was accounted for under the cost method, as available-for- sale short-term investments and written-up to market value. As of December 31, 2015, we no longer maintain any investments under the cost method. As of December 31, 2014 and 2013, our investments in this unconsolidated company had a carrying value of $200,000 and were also included in “other assets” in the consolidated balance sheets.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. ASC topic 820, Fair value measurement (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or similar assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2015. There have been no transfers between fair value measurement levels during the year ended December 31, 2015.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2015, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$9,783	$—	$9,783	$—
Corporate bonds	8,713	—	8,713	—
Corporate equity securities	632	632	—	—
Total	$19,128	$632	$18,496	$—
Liabilities:
Foreign currency hedge obligations	$36	$—	$—	$36

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). We did not record other-than-temporary impairment charges for these investments during 2015.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2015	2014
Inventories:
Raw materials	$19,532	$18,990
Work in process	16,007	16,222
Finished goods	2,473	3,362
	$38,012	$38,574

As of December 31, 2015 and 2014, carrying values of inventories were net of inventory reserve of $12.0 million and $11.2 million, respectively, for excess and obsolete inventory.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required. After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2017. As of December 31, 2015 and December 31, 2014, we included $1.6 million and $1.7 million million respectively, in “Related party notes receivable – long term” in our consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of December 31, 2015 and 2014, amounts payable of $2.4 million and $1.8 million, respectively, were included in “accounts payable” in our consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of December 31, 2015 and 2014, amounts receivable of $473,000 and $350,000, respectively, were included in “accounts receivable” in our consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2015 and 2014, Jin Mei has recorded $1,000 and $20,000 income from agency sales, respectively, which were included in “other income (expense), net” in the consolidated statements of operations.

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

Tongmei has paid $114,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set on December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of December 31, 2015, this balance was included in “Related party notes receivable – long term” in our consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $46,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $51,000 as of December 31, 2015 is due on December 31, 2017. As of December 31, 2015, this balance, including both principal and interest, was included in “Related party notes receivable – long term” in our consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of December 31, 2015 and 2014, amounts payable of $70,000 and $513,000, respectively, were included in “accounts payable” in our consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of December 31, 2015 and 2014, amounts payable to Kaide of $379,000 and $730,000, respectively, were included in “accounts payable” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	As of December 31,
	2015	2014
Property, plant and equipment:
Building	$30,388	$30,469
Machinery and equipment	40,899	41,900
Leasehold improvements	5,059	5,070
Construction in progress	3,596	1,918
	79,942	79,357
Less: accumulated depreciation and amortization	(48,520)	(45,495)
	$31,422	$33,862

Depreciation and amortization expense was $5.5 million, $5.6 million and $5.5 million for the years ended 2015, 2014, and 2013 respectively.

Note 6. Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our consolidated subsidiaries have also made investments in private companies. These companies form part of our overall supply chain.

Our direct investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2015	2014	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,524	$1,723	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,343	5,351	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,081	1,021	Equity	25%
	$7,948	$8,095

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) is 46%. We continue to consolidate JiYa as we are the founding and the largest shareholder, we appoint the general manager and controller and have the ability to exercise control in substance over the long-term strategic decisions made. Our Chief Executive Officer is chairman of the JiYa board and we have appointed one other representative, Davis Zhang, to serve on the board.  Mr. Zhang was an executive officer of AXT for 27 years. Further, our Chief Financial Officer, Gary Fischer, is on the board of supervisors of JiYa.

Our ownership of Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”) is 83%. We continue to consolidate Jin Mei as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the Jin Mei board and we have appointed two other representatives to serve on the board.

Our ownership of Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd (BoYu) is 70%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

Although we have representation on the boards of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short- term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management with regular guidance and input from us.

During 2015, 2014 and 2013, the three consolidated joint ventures generated $0.8 million, $3.0 million and $3.5 million of income, respectively, of which a loss of $0.3 million, a gain of $0.7 million and a gain of $1.1 million, respectively were allocated to noncontrolling interests, resulting in $1.2 million, $2.3 million and $2.4 million of income, respectively, to our net income.

For AXT’s three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our consolidated balance sheets and totaled $7.9 million and $8.1 million as of December 31, 2015 and 2014, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

These three equity investment entities generated for AXT an equity loss of $43,000 for the year ended December 31, 2015 $569,000 and $270,000 for the years ended December 31, 2014, and 2013, respectively, which was recorded as “equity in earnings of unconsolidated joint ventures” in the consolidated statements of operations.

Net income recorded from all of the consolidated joint ventures and these three equity investment entities was $1.1 million, $2.9 million and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. Our subsidiary, Jiya, has three investments. Our subsidiary, Jinmei, has one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2015 and 2014, our consolidated joint ventures included these minority investments in “other assets” in the consolidated balance sheets with a carrying value of $4.1 million and $4.0 million, respectively.

AXT’s three direct minority investment entities and the three minority investments of Jiya and the one minority investment of Jinmei are not consolidated and are accounted for under the equity method and had the following summarized income information (in thousands) for the years ended December 31, 2015, 2014 and 2013, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Net revenue	$36,259	$47,824	$41,257	$9,112	$11,887	$10,240
Gross profit	8,327	21,436	13,836	1,954	5,340	3,328
Operating income	2,494	9,046	8,174	494	2,059	1,820
Net income	2,371	6,765	6,315	462	1,528	1,377

These seven minority investment entities that are not consolidated, but rather are accounted for under the equity method and had the following summarized balance sheet information (in thousands) for the years ended December 31, 2015 and 2014, respectively:

	As of December 31,
	2015	2014
Current assets	$32,097	$31,482
Noncurrent assets	35,917	39,275
Current liabilities	18,185	19,923
Noncurrent liabilities	571	169

Our portion of the entity earnings from these seven minority investment entities that are not consolidated and are accounted for under the equity method were $462,000, $1.5 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Dividends received from these minority investment entities were $305,000,  $327,000 and $396,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Undistributed retained earnings relating to our investments in all these minority investment entities were $6.6 million and $6.5 million as of December 31, 2015 and 2014, respectively.

Note 7. Other Investments

During the second quarter of 2015, we re-classified our sole minority investment under the cost method as an available-for-sale security when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. As of December 31, 2015, we do not maintain any investments under the cost method. As of December 31, 2014, our investments in this unconsolidated company had a carrying value of $200,000 and were included in “other assets” in the consolidated balance sheets.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2015	2014
Accrued compensation and related charges	$2,129	$2,656
Accrued professional services	709	509
Current portion of royalty payments	575	800
Dividends payable by consolidated joint ventures	534	563
Accrued product warranty	497	802
Accrued income taxes	225	119
Other accrued liabilities	1,712	2,185
	$6,381	$7,634

Note 9. Debt

Prior to 2015, we had an unused credit facility with a bank that provided for a line of credit of $10.0 million. The line of credit was secured by marketable securities we had with the bank at that time. This line of credit was never used and there were no outstanding borrowings under this line of credit as of December 31, 2015 and 2014. This line of credit was terminated in January 2015 when we closed our investment account with this institution and moved all of our funds from this bank to a different bank.

Note 10. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2015 and 2014, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. As of December 31, 2015, approximately $2.7 million remained available for future repurchases under this program. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II.

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

In May 2015, our shareholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock‑based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve‑month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the Plan does allow for similar vesting to employees.  As of December 31, 2015, approximately 2,822,000 shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2013, 2014 and 2015 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2013	2,727	3.28	6.71	$1,353
Granted	488	2.38
Exercised	(331)	1.62
Canceled and expired	(213)	3.60
Balance as of December 31, 2013	2,671	3.29	6.71	$893
Granted	712	2.40
Exercised	(111)	1.21
Canceled and expired	(74)	5.18
Balance as of December 31, 2014	3,198	$3.12	6.95	$1,247
Granted	866	2.19
Exercised	(119)	1.38
Canceled and expired	(166)	3.03
Balance as of December 31, 2015	3,779	$2.97	6.26	$764
Options vested as of December 31, 2015 and unvested options expected to vest, net of forfeitures	3,691	$2.99	6.19	$742
Options exercisable as of December 31, 2015	2,237	$3.42	4.41	$453

The options outstanding and exercisable as of December 31, 2015 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2015			December 31, 2015
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$1.59	-	$2.04	623	$1.83	2.32	623	$1.83
$2.14	-	$2.14	52	$2.14	8.33	21	$2.14
$2.18	-	$2.18	846	$2.18	9.50	—	$—
$2.29	-	$2.29	200	$2.29	8.42	75	$2.29
$2.36	-	$2.36	383	$2.36	7.17	215	$2.36
$2.47	-	$2.47	399	$2.47	8.48	120	$2.47
$2.51	-	$2.51	20	$2.51	9.33	13	$2.51
$2.91	-	$2.91	408	$2.91	5.81	329	$2.91
$3.18	-	$4.81	386	$4.72	4.19	384	$4.73
$4.92	-	$7.82	462	$5.87	3.78	457	$5.87
			3,779	$2.97	6.26	2,237	$3.42

There were 119,000,  111,000 and 331,000 options exercised in the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013, was $118,000,  $105,000 and $331,000, respectively.

As of December 31, 2015, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.4 million, net of estimated forfeitures of $94,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock‑based compensation to inventory as of December 31, 2015 and 2014, due to the immateriality of the amount.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2013, 2014 and 2015 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2013	239	$4.27
Granted	104	$2.52
Vested	(85)	$4.56
Forfeited	(16)	$4.03
Non-vested as of December 31, 2013	241	$3.44
Granted	121	$2.34
Vested	(101)	$4.01
Forfeited	—	—
Non-vested as of December 31, 2014	261	$2.71
Granted	547	$2.42
Vested	(215)	$2.81
Forfeited	(47)	$2.47
Non-vested as of December 31, 2015	546	$2.39

Total grant date fair value of stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $605,000,  $405,000 and $389,000, respectively. As of December 31, 2015, we had $1.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.8 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance at December 31, 2015 (in thousands, except per share data):

Options outstanding	3,779
Restricted stock awards outstanding	546
Stock available for future grant: 2015 Equity Incentive Plan	2,822
Total	7,147

Stock-based Compensation

We recorded $1.3 million, $1.1 million and $1.3 million of stock‑based compensation in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. The following table summarizes compensation costs related to our stock‑based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2015	2014	2013
Stock‑based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$20	$18	$22
Selling, general and administrative	1,148	938	1,091
Research and development	181	173	164
Total stock-based compensation	1,349	1,129	1,277
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$1,349	$1,129	$1,277
Shares used in computing basic net income per share	32,183	32,452	32,700
Shares used in computing diluted net income per share	32,183	32,452	32,700
Effect on basic net income per share	$(0.04)	$(0.03)	$(0.04)
Effect on diluted net income per share	$(0.04)	$(0.03)	$(0.04)

We estimate the fair value of stock options using a Black‑Scholes valuation model. There were 866,000,  712,000 and 488,000 stock options granted with weighted‑average grant date fair value of $0.88,  $1.17 and $1.09 per share during 2015, 2014 and 2013, respectively. The fair value of options granted was estimated at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31,
	2015	2014	2013
Expected term (in years)	3.9	4.1	4
Volatility	51.1%	63.2%	59.2%
Expected dividend	—%	—%	—%
Risk-free interest rate	1.75%	1.85%	0.98%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the 401(k) retirement savings plans were $125,000,  $115,000 and $110,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the consolidated balance sheets, during 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Beginning accrued warranty and related costs	$802	$1,048
Accruals for warranties issued	662	865
Adjustments related to pre-existing warranties including expirations and changes in estimates	(238)	(467)
Cost of warranty repair	(729)	(644)
Ending accrued warranty and related costs	$497	$802

Note 13. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $15.2 million, $12.8 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. We recorded a current tax provision of $531,000, $215,000 and $188,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The components of the provision (benefit) for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	2	2	13
Foreign	529	213	175
Total current	531	215	188
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$531	$215	$188

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	—	(0.2)	(0.1)
Change in valuation allowance	(209.4)	(695.8)	(111.8)
Stock-based compensation	(6.5)	(26.3)	(1.4)
Foreign rate differences	213.8	758.6	85.3
Dividend from PRC investee	(57.8)	(169.8)	(19.6)
Net loss from privately-held PRC investments	1.1	45.6	2.5
Other	(0.1)	14.4	7.3
Effective tax rate	(23.9)%	(38.5)%	(2.8)%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss	$60,538	$55,654
Accruals and reserves not yet deductible	3,723	4,517
Credits	1,488	1,488
	65,749	61,659
Deferred tax liabilities:
Valuation of investment portfolio	—	—
	—	—
Net deferred tax assets	65,749	61,659
Valuation allowance	(65,749)	(61,659)
Net deferred tax assets	$—	$—

As of December 31, 2015, we have federal and state net operating loss carryforwards of approximately $179.8 million and $1.7 million, respectively, which will expire beginning in 2022 and 2017, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2019.

The deferred tax assets valuation allowance as of December 31, 2015 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, net operating loss carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $4.1 million and increased by $3.7 million for the years ended December 31, 2015 and 2014, respectively.

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

During fiscal year 2015, the amount of gross unrecognized tax benefits decreased by $1.8 million. The total amount of unrecognized tax benefits was $14.6 million as of December 31, 2015. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2015 includes no interest and penalties. As of December 31, 2015, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2001.

Deferred tax liabilities have not been recognized for $80.5 million of undistributed earnings of our foreign subsidiaries at December 31, 2015. We have made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is our intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, we would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable. As of December 31, 2015, we and our consolidated joint ventures held approximately $22.3 million in cash and investments in foreign bank accounts. This consists of $16.8 million held by our wholly owned subsidiary in China and $5.5 million held by our three partially-owned consolidated subsidiaries in China. Of this $22.3 million, approximately $15.9 million would not be available for use in the United States without paying United States income taxes.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits balance as of December 31, 2014	$16,403
Add:
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Less:
Decrease related to lapse of statute of limitations	(1,846)
Gross unrecognized tax benefits balance as of December 31, 2015	$14,557

Excluding the effects of recorded valuation allowances for deferred tax assets, $14.6 million of the unrecognized tax benefit would favorably impact the effective tax rate in future periods if recognized.

Note 14. Net Income per Share

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2015	2014	2013
Numerator:
Net loss attributable to AXT, Inc	$(2,228)	$(1,388)	$(7,958)
Less: Preferred stock dividends	(177)	(177)	(177)
Net loss available to common stockholders	$(2,405)	$(1,565)	$(8,135)
Denominator:
Denominator for basic net loss per share - weighted average common shares	32,183	32,452	32,700
Effect of dilutive securities:
Common stock options	—	—	—
Restricted stock awards	—	—	—
Denominator for dilutive net loss per common shares	32,183	32,452	32,700

Basic net loss per share:
Net income attributable to AXT, Inc	$(0.07)	$(0.05)	$(0.25)
Net income to common stockholders	$(0.07)	$(0.05)	$(0.25)
Diluted net loss per share:
Net income attributable to AXT, Inc	$(0.07)	$(0.05)	$(0.25)
Net income to common stockholders	$(0.07)	$(0.05)	$(0.25)
Options excluded from diluted net loss per share as the impact is anti-dilutive	3,779	2,772	2,671
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	546	252	241

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

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2015	2014	2013
Europe (primarily Germany)	$19,518	$21,535	$21,387
Taiwan	13,799	11,464	10,131
China	13,728	17,451	24,946
Asia Pacific (excluding China, Taiwan and Japan)	11,482	11,207	9,165
North America (primarily the United States)	9,837	10,292	10,665
Japan	9,138	11,550	9,041
Total	$77,502	$83,499	$85,335

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2015	2014
Long-lived assets by geographic region:
North America	$542	$136
China	30,880	33,726
	$31,422	$33,862

Note 16. Other Income (expense)

The components of other income (expense) are summarized below (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Foreign exchange gain (loss)	$717	$(999)	$(1,253)
Gain on sales of investments	859	1,263	—
Other income (expense)	447	97	505
	$2,023	$361	$(748)

Foreign Exchange Contracts and Transaction Gains/Losses

Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “other income (expense), net” for the periods presented. The transaction gains for the year ended December 31, 2015 totaled $717,000 and the transaction losses for the years ended December 31, 2014 and 2013 totaled $1.0 million and $1.3 million, respectively.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen from our Japanese customers, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2015 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results. As of December 31, 2015, our outstanding commitments with respect to foreign exchange contracts were $36,000. As of December 31, 2014, we had no outstanding commitments with respect to foreign exchange contracts.

Gain on Sales of Investments

Gain on sales investments were derived from the realized gain from the sales of our IntelliEpi common stock, an available-for-sales investment, in the Taiwan stock exchange market in year ended December 31, 2015 and 2014. As of December 31, 2015, we no longer hold any IntelliEpi stock.

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

Leases

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. Total rent expenses under these operating leases were $313,000,  $260,000 and $638,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Total minimum lease payments under these leases as of December 31, 2015 are summarized below (in thousands):

Lease Payments
2016	$173
2017	167
2018	39
2019	30
2020	27
Thereafter	97
$533

Royalty Agreement

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay up to $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement was $583,000 which was net of claim for credit of $217,000 for the year ended December 31, 2015.  Royalty expense for years ended December 31, 2014 and 2013 were $577,000 which was net of claim for credit of $223,000 and $530,000 which was net of claim for credit of $270,000, respectively.   These expenses were included in cost of revenue. Total maximum, remaining royalty payments under this agreement as of December 31, 2015 are summarized below (in thousands):

Royalty Payments
2016	$575
2017	575
2018	575
$1,725

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third		Fourth
	(in thousands, except per share data)
2015:
Revenue	$20,064	$21,010	$18,371		$18,057
Gross profit	4,749	4,385	4,605		3,090
Net income (loss) attributable to AXT, Inc	(1,024)	(3)	42		(1,243)
Net (loss) attributable to AXT, Inc per share, basic	$(0.03)	$(0.00)	$(0.00)	*	$(0.04)
Net (loss) attributable to AXT, Inc per share, diluted	$(0.03)	$(0.00)	$(0.00)	*	$(0.04)
2014:
Revenue	$19,345	$21,449	$23,138		$19,567
Gross profit	2,718	4,160	5,318		4,971
Net (loss) attributable to AXT, Inc	(2,040)	319	644		(311)
Net (loss) attributable to AXT, Inc per share, basic	$(0.06)	$0.01	$0.02		$(0.01)
Net (loss) attributable to AXT, Inc per share, diluted	$(0.06)	$0.01	$0.02		$(0.01)

* Net loss to AXT, Inc. per common share resulted due to the accrual of preferred dividend liquidation preference during the three months ended September 30, 2015.

Note 19. Restructuring Charges

On February 25, 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd. (“Tongmei”) in order to better align manufacturing capacity with demand.  Under the restructuring plan, Tongmei implemented certain workforce reductions with respect to its manufacturing facility in China. We also announced that the restructuring plan would be completed by March 31, 2014, depending on local legal requirements. In the first quarter of 2014, we reduced the workforce at Tongmei by approximately 93 positions that were no longer required to support production and operations, or approximately 11 percent of the workforce. Accordingly, we recorded a restructuring charge of approximately $907,000 related to the reduction in force for severance-related expenses. As of March 31, 2014, we completed this restructuring plan and the reduction in force. We had no restructuring charges in 2015.

Note 20. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee conducted an investigation of certain potential related-party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We have filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

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

Date: March 11, 2016

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 11, 2016
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 11, 2016
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 11, 2016
Jesse Chen

/s/ DAVID C. CHANG	Director	March 11, 2016
David C. Chang

/s/ LEONARD LEBLANC	Director	March 11, 2016
Leonard LeBlanc

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2015

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

10.8(16)*	Agreement respecting severance payment between the Company and Dr. Morris S. Young.
10.9(17)	Purchase and Sale Agreement by and between Car West Auto Body, Inc., a California corporation and AXT, Inc. dated February 19, 2008
10.10(18)	Lease agreement dated July 2, 2008 between AXT, Inc. and T. Drive Partners, L.P., a California partnership
10.11(19)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.12(20)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.13(21)	2007 Equity Incentive Plan (amended December 8, 2008)
10.14(22)*	Forms of agreements under the 2007 Equity Incentive Plan
10.15(23)*	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym
10.16(24)**	Supply Agreement signed January 29, 2010 between AXT, Inc. and AZUR SPACE Solar Power GmbH
10.17(25)	Credit Line Account Application and Agreement for Organizations and Businesses between AXT, Inc. and UBS Bank USA dated December 15, 2008
10.18(26)	Notice of Credit Line Account Increase between AXT, Inc. and UBS Bank USA dated January 17, 2012
10.19(27)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.20(28)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.21(29)*	2015 Equity Incentive Plan
10.22(30)*	Executive Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, Burr Pilger Mayer, Inc
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS†	XBRL Instance.
101.SCH†	XBRL Taxonomy Extension Schema.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Label Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 4.2 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(9)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(10)	Incorporated by reference to exhibit 10.3 to registrant’s Registration Statement on Form S-1 filed with the SEC on March 17, 1998.
(11)	Incorporated by reference to exhibit 10.7 to registrant’s Registration Statement on Amendment No. 2 to Form S-1 filed with the SEC on May 11, 1998.
(12)	Incorporated by reference to exhibit 10.10 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(13)	Incorporated by reference to exhibit 10.11 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(14)	Incorporated by reference to exhibit 10.15 to registrant’s Form 10-Q filed with the SEC on May 9, 2003.
(15)	Incorporated by reference to exhibit 10.16 to registrant’s Form 10-Q filed with the SEC on November 13, 2003.
(16)	Incorporated by reference to exhibit 99.1 to registrant’s Form 8-K filed with the SEC on March 30, 2005.
(17)	Incorporated by reference to exhibit 10.25 to registrant’s Form 8-K filed with the SEC on February 20, 2008.
(18)	Incorporated by reference to exhibit 10.28 to registrant’s Form 8-K filed with the SEC on July 8, 2008.
(19)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(20)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(21)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(22)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(23)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(24)	Incorporated by reference to exhibit 10.31 to registrant’s Form 8-K filed with the SEC on February 2, 2010.
(25)	Incorporated by reference to exhibit 10.23 to registrant’s Form 10-K filed with the SEC on March 15, 2012.
(26)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 15, 2012.
(27)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(28)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(29)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(30)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.

*Management contract or compensatory plan.

**Confidential treatment has been requested of the SEC for portions of the exhibit.

†XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.