Form 10-Q
period 2016-03-31
AXT INC
filed 2016-05-06
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

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

(510) 438-4700

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, $0.001 par value	32,341,176

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$25,067	$24,875
Short-term investments	9,053	11,437
Accounts receivable, net of allowances of $885 and $985 as of March 31, 2016 and December 31, 2015	19,711	18,468
Inventories	38,822	38,012
Prepaid expenses and other current assets	4,386	4,096
Total current assets	97,039	96,888
Long-term investments	9,211	7,691
Property, plant and equipment, net	31,141	31,422
Related party notes receivable – long-term	1,792	1,781
Other assets	13,544	14,114
Total assets	$152,727	$151,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,034	$6,460
Accrued liabilities	5,357	6,381
Total current liabilities	13,391	12,841
Long-term portion of royalty payments	1,006	1,150
Other long-term liabilities	308	344
Total liabilities	14,705	14,335
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2016 and December 31, 2015 (Liquidation preference of $6.5 million and $6.5 million as of March 31, 2016 and December 31, 2015.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,341 and 32,548 shares issued and outstanding as of March 31, 2016 and December 31, 2015.	32	32
Additional paid-in-capital	194,899	194,646
Accumulated deficit	(70,579)	(70,621)
Accumulated other comprehensive income	4,665	4,382
Total AXT, Inc. stockholders’ equity	132,549	131,971
Noncontrolling interests	5,473	5,590
Total stockholders’ equity	138,022	137,561
Total liabilities and stockholders’ equity	$152,727	$151,896

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2016		2015

Revenue	$18,713		$20,064
Cost of revenue	13,460		15,315
Gross profit	5,253		4,749
Operating expenses:
Selling, general, and administrative	3,374		5,251
Research and development	1,381		1,241
Total operating expenses	4,755		6,492
Income (loss) from operations	498		(1,743)
Interest income, net	98		97
Equity in (loss) earnings of unconsolidated joint ventures	(456)		200
Other income, net	190		633
Income (loss) before provision for income taxes	330		(813)
Provision for income taxes	397		86
Net loss	(67)		(899)
Less: Net (income) loss attributable to noncontrolling interests	109		(125)
Net income (loss) attributable to AXT, Inc.	$42		$(1,024)
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.00)	*	$(0.03)
Diluted	$(0.00)	*	$(0.03)
Weighted average number of common shares outstanding:
Basic	32,002		32,553
Diluted	32,002		32,553

* Net loss to AXT, Inc. per common share is a result of the accrual of the preferred dividend liquidation preference during the three months ended March 31, 2016.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(67)	$(899)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain, net of tax	302	238
Change in unrealized gain (loss) on available-for-sale investments, net of tax	25	(259)
Total other comprehensive income (loss), net of tax	327	(21)
Comprehensive income (loss)	260	(920)
Less: Comprehensive (income) loss attributable to noncontrolling interests	65	(157)
Comprehensive income (loss) attributable to AXT, Inc.	$325	$(1,077)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016		2015
Cash flows from operating activities:
Net loss	$(67)		$(899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,178		1,403
Amortization of marketable securities premium	38		55
Stock-based compensation	253		274
Provision for doubtful accounts	—		150
Realized gain on sale of investments	(181)		(367)
Loss on disposal of equipment	—		9
Loss (gain) from equity method investments, net	456		(200)
Changes in operating assets and liabilities:
Accounts receivable	(1,223)		(1,052)
Inventories	(756)		(858)
Prepaid expenses and other current assets	(281)		1,124
Other assets	114		(75)
Accounts payable	1,557		1,979
Accrued liabilities	(1,051)	*	(1,906)	*
Other long-term liabilities	(148)		(110)
Net cash used in operating activities	(111)		(473)
Cash flows from investing activities:
Purchases of equipment	(795)		(676)
Proceeds from sale of equipment	—		2
Purchases of available for sale securities	(4,138)		(4,304)
Proceeds from sales and maturities of available for sale securities	5,170		10,277
Investments in non-marketable equity investments	—		(162)
Dividends received from equity method investments	—		286
Net cash provided by investing activities	237		5,423
Cash flows from financing activities:
Proceeds from common stock options exercised	—		76
Repurchase of the Company’s common stock, including commission	—		(617)
Dividends paid by joint ventures to their minority shareholders	(39)		—
Net cash used in financing activities	(39)		(541)
Effect of exchange rate changes on cash and cash equivalents	105		62
Net increase in cash and cash equivalents	192		4,471
Cash and cash equivalents at the beginning of the period	24,875		28,814
Cash and cash equivalents at the end of the period	$25,067		$33,285
Supplemental disclosures:
Income taxes paid	—		—

* Dividend accrued but not paid by joint ventures of $552 and $646 was included in accrued liabilities as of March 31, 2016 and March 31, 2015, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing Jin Mei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For partially-owned subsidiaries that we consolidate, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of March 31, 2016 and December 31, 2015, our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$15,810	$—	$—	$15,810	$10,289	$—	$—	$10,289
Cash equivalents:
Certificates of deposit [1]	9,257	—	—	9,257	14,586	—	—	14,586
Total cash and cash equivalents	25,067	—	—	25,067	24,875	—	—	24,875
Investments (available for sale):
Certificates of deposit [2]	9,084	5	(1)	9,088	9,795	1	(13)	9,783
Corporate bonds	8,663	2	(22)	8,643	8,776	—	(63)	8,713
Corporate equity securities	135	398	—	533	200	432	—	632
Total investments	17,882	405	(23)	18,264	18,771	433	(76)	19,128
Total cash, cash equivalents and investments	$42,949	$405	$(23)	$43,331	$43,646	$433	$(76)	$44,003
Contractual maturities on investments:
Due within 1 year	$8,654			$9,053	$11,022			$11,437
Due after 1 through 5 years	9,228			9,211	7,749			7,691
	$17,882			$18,264	$18,771			$19,128

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”).We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. We sold our remaining IntelliEpi stock in the second quarter of 2015. As of March 31, 2016, we no longer hold any IntelliEpi stock. During the three months ended March 31, 2015, we sold some of our IntelliEpi stock. From this, our cash proceeds from sales of available-for-sale investments was $387,000. Our cost was $20,000 and our gross realized gain from sales of available-for-sale investments was $367,000.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $398,000 net of tax was recorded as of March 31, 2016. This security is valued at fair market value at March 31, 2016 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the stock is sold in the future. During the three months ended March 31, 2016, we sold some of our GHI stock. From this, our cash proceeds from sales of available-for-sale investments was $246,000. Our cost was $65,000 and our gross realized gain from sales of available-for-sale investments was $181,000.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2016 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on March 31, 2016. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$1,919	$—	$960	$(1)	$2,879	$(1)
Corporate bonds	5,105	(21)	1,834	(1)	6,939	$(22)
Total in loss position	$7,024	$(21)	$2,794	$(2)	$9,818	$(23)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2015	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$4,509	$(11)	$3,543	$(2)	$8,052	$(13)
Corporate bonds	6,866	(56)	1,847	(7)	8,713	$(63)
Total in loss position	$11,375	$(67)	$5,390	$(9)	$16,765	$(76)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “other assets” in the condensed consolidated balance sheets and totaled $11.7 million and $12.1 million as of March 31, 2016 and December 31, 2015, respectively.

As noted above, in the second quarter of 2015, we re-classified our minority investment in GHI, which was accounted for under the cost method, as an available-for- sale security and valued the security at fair market value. As of March 31, 2016 and December 31, 2015, we did not maintain any investments under the cost method.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2016. There have been no transfers between fair value measurements levels during the three months ended March 31, 2016.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2016 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$9,088	$—	$9,088	$—
Corporate bonds	8,643	—	8,643	—
Corporate equity securities	533	533	—	—
Total	$18,264	$533	$17,731	$—
Liabilities:
Foreign currency hedge obligations	$8	$—	$—	$8

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	9,783	—	9,783	—
Corporate bonds	8,713	—	8,713	—
Corporate equity securities	632	632	—	—
Total	$19,128	$632	$18,496	$—
Liabilities:
Foreign currency hedge obligations	$36	$—	$—	$36

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). We did not record other-than-temporary impairment charges for either of these investments during the three months ended March 31, 2016 and 2015.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2016	2015
Inventories:
Raw materials	$19,546	$19,532
Work in process	16,611	16,007
Finished goods	2,665	2,473
	$38,822	$38,012

As of March 31, 2016 and December 31, 2015, carrying values of inventories were net of inventory reserve of $12.7 million and $12.0 million, respectively, for excess and obsolete inventory and lower of cost or market reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2016	2015
Property, plant and equipment:
Machinery and equipment	$41,059	$40,899
Less: accumulated depreciation and amortization	(36,903)	(36,044)
Building	30,585	30,388
Less: accumulated depreciation and amortization	(9,518)	(9,170)
Leasehold improvements	5,087	5,059
Less: accumulated depreciation and amortization	(3,448)	(3,306)
Construction in progress	4,279	3,596
	$31,141	$31,422

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2016	2015
Accrued compensation and related charges	$1,533	$2,129
Current portion of royalty payments	575	575
Dividends payable by consolidated joint ventures	552	534
Accrued product warranty	431	497
Accrued income taxes	371	225
Accrued professional services	295	709
Other accrued liabilities	1,600	1,712
	$5,357	$6,381

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2017. As of March 31, 2016, and December 31, 2015, we included $1.6 million and $1.6 million, respectively, in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of March 31, 2016 and December 31, 2015, amounts payable of $2.7 million and $2.4 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of March 31, 2016 and December 31, 2015, amounts receivable of $476,000 and $473,000, respectively, were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2016 and 2015, Jin Mei has recorded $0 and $1,000 income from agency sales, respectively, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), entered into an operating lease for the land it owns with our consolidated joint venture Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“Boyu”). The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

Tongmei has paid $115,000 on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set on December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of March 31, 2016, this balance was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $47,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and interest totaling $52,000 as of March 31, 2016 is due on December 31, 2016. As of March 31, 2016, this balance, including both principal and interest, was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities for production in the ordinary course of business. As of March 31, 2016 and December 31 2015, amounts payable of $70,000 and $70,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $186,000 to an executive officer. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of March 31, 2016 and December 31 2015, amounts payable to Kaide of $381,000 and $379,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Our Related Party Transactions Policy seeks to prohibit all conflicts of interest in transactions between related parties and us, unless they have been approved by our Board of Directors. This policy applies to all of our employees, directors, and our consolidated subsidiaries. Our executive officers retain board seats on the board of directors of the companies in which we have invested in our China joint ventures. See Note 7 for further details.

Note 7. Investments in Privately-Held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. Our consolidated subsidiaries have also made investments in private companies. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2016	2015	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,524	$1,524	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	5,154	5,343	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,048	1,081	Equity	25%
	$7,726	$7,948

Our ownership of Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) is 46%. We continue to consolidate JiYa as we are the founding and largest shareholder, we appoint the general manager and controller and have the ability to exercise control in substance over the long-term strategic decisions made. Our Chief Executive Officer is chairman of the JiYa board and we have appointed one other representative, Davis Zhang, to serve on the board.  Mr. Zhang was an executive officer of AXT for 27 years. Further, our Chief Financial Officer, Gary Fischer, is on the board of supervisors of JiYa.

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

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished product, are made by local management with regular guidance and input from us.

During the three months ended March 31, 2016 and 2015, the three consolidated joint ventures generated a loss of $175,000 and an income of $552,000, respectively, of which a loss of $109,000 and a gain of $125,000 respectively, were allocated to non-controlling interests, resulting in a loss of $66,000 and an income of  $427,000, respectively, to our net income (loss).

For AXT’s three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.7 million and $7.9 million as of March 31, 2016 and December 31, 2015. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. Our subsidiary, Jiya, has three investments. Our subsidiary, Jinmei, has one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2016 and December 31, 2015, our consolidated joint ventures included these minority investments in “other assets” in our condensed consolidated balance sheets with a carrying value of $3.9 million and $4.1 million, respectively.

AXT’s three direct minority investment entities and the three minority investments of Jiya and the one minority investment of Jinmei are not consolidated and are accounted for under the equity method and had the following summarized income information (in thousands) for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$3,516	$9,325
Gross profit	$50	$2,295
Operating (loss) income	$(1,184)	$1,051
Net (loss) income	$(1,774)	$957

Our portion of the entity earnings from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $456,000 and a gain of $200,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 8. Stockholders’ Equity

Consolidated Statement of Changes in Equity

(in thousands)

					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2015	$3,532	$32	$194,646	$(70,621)	$4,382	$131,971	$5,590	$137,561
Common stock options exercised						—		—
Common stock repurchased						—		—
Stock-based compensation			253			253		253
Net (loss) income				42		42	(109)	(67)
Dividends declared by joint ventures						—	(52)	(52)
Other comprehensive income					283	283	44	327
Balance as of March 31, 2016	$3,532	$32	$194,899	$(70,579)	$4,665	$132,549	$5,473	$138,022

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2016 and 2015.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   During the three months ended March 31, 2016, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$5	$5
Selling, general and administrative	200	225
Research and development	48	44
Total stock-based compensation	253	274
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$253	$274

As of March 31, 2016, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.3 million, net of estimated forfeitures of $91,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2016 and 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 68,000 options with weighted average grant date fair values of $1.01 granted in the three months ended March 31, 2016. There were no stock options granted in the three months ended March 31, 2015.  The fair value of our stock options granted to employees for the three months ended March 31, 2016 was estimated using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Expected term (in years)	4.0	—
Volatility	49.21%	—%
Expected dividend	—%	—%
Risk-free interest rate	1.38%	—%

The following table summarizes the stock option transactions during the three months ended March 31, 2016 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2016	3,779	$2.97	6.26	$764
Granted	68	2.56
Exercised	—	—
Canceled and expired	(534)	3.20
Balance as of March 31, 2016	3,313	$2.92	7.08	$621
Options vested as of March 31, 2016 and unvested options expected to vest, net of forfeitures	3,228	$2.94	7.02	$602
Options exercisable as of March 31, 2016	1,828	$3.43	5.53	$399

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $2.47 on March 31, 2016, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2016 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2016	546	$2.39
Granted	—	$—
Vested	—	$—
Forfeited	(207)	$2.55
Non-vested as of March 31, 2016	339	$2.30

As of March 31, 2016, the unamortized compensation costs related to unvested restricted stock awards was approximately $595,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.5 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss) attributable to AXT, Inc	$42	$(1,024)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(2)	$(1,068)
Denominator:
Denominator for basic net loss per share - weighted average common shares	32,002	32,553
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common shares	32,002	32,553
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)
Options excluded from diluted net loss per share as the impact is anti-dilutive	3,313	3,167
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	339	261

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2016 and December 31, 2015, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2016	2015
Europe (primarily Germany)	$4,378	$4,943
Taiwan	4,135	3,109
China	3,092	3,297
Asia Pacific (excluding China, Taiwan and Japan)	2,750	2,759
Japan	1,902	2,484
North America (primarily the United States)	2,456	3,472
Total	$18,713	$20,064

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Long-lived assets by geographic region:
North America	$695	$542
China	30,446	30,880
	$31,141	$31,422

Significant Customers

One customer, IQE Group, represented more than 12% of our revenue for the three months ended March 31, 2016 while no customer represented more than 10% of our revenue for the three months ended March 31, 2015. Our top five customers, although not the same five customers for each period, represented 41% and 35% of our revenue for the three months ended March 31, 2016 and 2015, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 19% and 22% of our accounts receivable balance as of March 31, 2016 and December 31, 2015.

Note 12. Commitments and Contingencies

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning accrued warranty and related costs	$497	$802
Accruals for warranties issued	19	174
Adjustments related to pre-existing warranties including expirations and changes in estimates	(67)	(294)
Cost of warranty repair	(18)	(290)
Ending accrued warranty and related costs	$431	$392

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet, which expires in 2017. We have an option to extend the lease for an additional three years.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. We shall pay up to $7.0 million of royalty payment over eight years that began in 2011 based on future royalty bearing sales. This royalty agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year are lower than a pre-determined amount set forth in this agreement.

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$584	$250	$201	$54	$79
Royalty agreement	1,581	575	1,006	—	—
Total	$2,165	$825	$1,207	$54	$79

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2016, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $75,000 and $180,000 for the three months ended March 31, 2016 and 2015, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

In accordance with Section 382 of the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses or credits that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period. As a result of the implementation of Interpretation 48, we recognized $14.6 million of liability for unrecognized tax benefits as of March 31, 2016. Of this amount, none was accounted for as a reduction to the balance of retained earnings. This amount decreased tax loss carryforwards in the U.S. which are fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2016 includes no interest and penalties. As of March 31, 2016, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2001.

Provision for income taxes for three months ended March 31, 2016 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2016 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

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

Note 16. Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, which made changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for the annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently assessing the impact of the future adoption of this standard on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended March 31, 2016.

In February 2016, the FASB issued guidance, which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company will adopt in fiscal 2020 and is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated financial statements included elsewhere in this report.

Overview

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a worldwide developer and producer of high-performance compound and single element semiconductor substrates, also known as wafers. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. Alternative or specialty materials are used to replace silicon as the preferred base for the electronic circuits in these situations. We provide such alternative or specialty materials in the form of substrates or wafers, including compound and single element substrates. Our compound substrates combine indium with phosphorous (InP) or gallium with arsenic (GaAs). Our single element substrates are made from germanium (Ge). Historically, most of our revenue has been derived from sales of semi-insulating and semi-conducting GaAs substrates. However, since 2015, our revenue from sales of InP substrates was greater than our revenue from our sales of each type of GaAs substrates. We currently sell the following substrate products in the sizes and for the applications indicated:

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located. The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. We are cooperating with the Beijing city government and have reached a verbal understanding with government agency officials to reduce our usage of arsenic at our current site on or before March 31, 2017.  Further, we have agreed to stop production of gallium arsenide wafers at this site on or before December 31, 2017.  To date, there is no similar agreement addressing the manufacturing of indium phosphide or germanium, but we believe that the Beijing city government will insist that we also stop all manufacturing of indium phosphide and germanium at this location in 2018.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan. A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, we make estimates, assumptions and judgments that affect the amounts reported on our condensed consolidated financial statements. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time.

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. Critical accounting policies are material to the presentation of our condensed consolidated financial statements and require us to make difficult, subjective or complex judgments that could have a material effect on our financial reports and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate. Different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

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

As of March 31, 2016 and December 31, 2015, our accounts receivable, net, balance was $19.7 million and $18.5 million, respectively, which was net of an allowance for doubtful accounts of $562,000 and $561,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2016 and December 31, 2015, our allowance for sales returns was $323,000 and $424,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2016 and December 31, 2015, accrued product warranties totaled $431,000 and $497,000, respectively.

The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues and reduction in estimated replacement costs. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2016 and December 31, 2015, we had an inventory reserve of $12.7 million and $12.0 million, respectively, for excess and obsolete inventory and lower of cost or market reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three months ended March 31, 2016 or 2015.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of March 31, 2016 or December 31, 2015.

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

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
Total revenue	$18,713	$20,064	$(1,351)	(6.7)%

Revenue decreased $1.4 million, or 6.7%, to $18.7 million for the three months ended March 31, 2016 from $20.1 million for the three months ended March 31, 2015. The revenue decrease resulted from a decrease in sales of our raw materials and a reduction of the average selling price of gallium. This decrease was partially offset by increased revenue from sales of our substrate products, particularly from sales of InP substrates and Ge substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Revenue by Geographic Region

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$4,378	$4,943	$(565)	(11.4)%
% of total revenue	23%	25%
Taiwan	4,135	3,109	1,026	33.0%
% of total revenue	22%	16%
China	3,092	3,297	(205)	(6.2)%
% of total revenue	17%	16%
Asia Pacific (excluding China, Taiwan and Japan)	2,750	2,759	(9)	(0.3)%
% of total revenue	15%	14%
North America (primarily the United States)	2,456	3,472	(1,016)	(29.3)%
% of total revenue	13%	17%
Japan	1,902	2,484	(582)	(23.4)%
% of total revenue	10%	12%
Total revenue	$18,713	$20,064	$(1,351)	(6.7)%

Revenue decreased from all regions, with the exception of Taiwan, primarily due to a decrease sales of our raw materials and a reduction of average selling price of gallium. This decrease was partially offset by increased revenue from sales of our substrates materials sales, particularly from the sales of InP substrates and Ge substrates, as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,253	$4,749	$504	10.6
Gross Margin %	28.1%	23.7%

Gross margin increased to 28.1% of total revenue in the three months ended March 31, 2016 from 23.7% of total revenue in the three months ended March 31, 2015. Gross margin increased primarily due to a change in product mix, improvements in yield and manufacturing efficiencies and lower material costs.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,374	$5,251	$(1,877)	(35.7)%
% of total revenue	18.0%	26.2%

Selling, general and administrative expenses decreased $1.9 million, or 35.7% to $3.4 million for the three months ended March 31, 2016 from $5.3 million for the three months ended March 31, 2015. Selling, general and administrative expenses decreased primarily due to lower professional service fees and personnel-related costs.  During the three months ended March 31 2015, we incurred professional service fees in connection with an investigation of certain potential related-party transactions.

Research and Development

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Research and development	$1,381	$1,241	$140	11.3%
% of total revenue	7.4%	6.2%

Research and development expenses increased $140,000, or 11.3% to $1.4 million for the three months ended March 31, 2016 from $1.2 million for the three months ended March 31, 2015. The increase was primarily due to higher personnel-related costs.

Interest Income, Net

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Interest income, net	$98	$97	$1	1.0%
% of total revenue	0.5%	0.5%

Interest income, net remained virtually unchanged for three months ended March 31, 2016 as compared to the same period in 2015. The small fluctuation in interest income resulted from our mix of investment securities held.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$(456)	$200	$(656)	(328.0)%
% of total revenue	(2.4)%	1.0%

Equity in earnings (loss) of unconsolidated joint ventures is primarily net income (loss) from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $656,000 to a loss of $456,000 for the three months ended March 31, 2016 from a gain of 200,000 for the three months ended March 31, 2015 due to declining average selling prices and selling volume in the raw materials businesses.

Other Income, Net

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Other income, net	$190	$633	$(443)	(70.0)%
% of total revenue	1.0%	3.2%

Other income, net decreased $443,000 to $190,000 for the three months ended March 31, 2016 from $633,000 for the three months ended March 31, 2015 primarily due to a lower foreign exchange gain and a lower realized gain recognized from the sale of available-for-sales security in the three months ended March 31, 2016 as compared to the same period in 2015.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$397	$86	$311	361.6%
% of total revenue	2.1%	0.4%

Provision for income taxes for the three months ended March 31, 2016 was $397,000 which was mostly related to our China subsidiary and our three consolidated subsidiaries in China. No income taxes or benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended
	March 31,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$(109)	$125	$(234)	(187.2)%
% of total revenue	(0.6)%	0.6%

Net income attributable to noncontrolling interests decreased $234,000 to a loss of 109,000 for the three months ended March 31, 2016 from a gain of $125,000 for the three months ended March 31, 2015. The downward trend in noncontrolling interest’s share of earnings and eventual switch to a share of losses was due to lower profitability from our three consolidated subsidiaries in China as profits from sales of raw materials have decreased due to declining average selling prices, which also led to a write down in inventory at one of the consolidated joint ventures.

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

As of March 31, 2016, our principal source of liquidity was $43.3 million, which consisted of cash and cash equivalents of $25.1 million, short-term investments of $9.1 million and long-term investments of $9.2 million. In the three months ended March 31, 2016, cash and cash equivalents increased by $192,000 and short-term and long-term investments decreased by $864,000. The increase in cash and cash equivalents of $192,000 in the three months ended March 31, 2016 was primarily due to net cash provided by investing activities of $237,000 and the effect of exchange rate changes of $105,000 which were partially offset by net cash used in operating activities of $111,000 and net cash used in financing activities of $39,000. As of March 31, 2016, we and our consolidated joint ventures held approximately $18.7 million in cash and investments in foreign bank accounts. This consists of $13.8 million held by our wholly owned subsidiary in China and $4.9 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.7 million, approximately $11.9 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

As of March 31, 2015, our principal source of liquidity was $47.5 million, which consisted of cash and cash equivalents of $33.3 million, short-term investments of $3.6 million and long-term investments of $10.6 million. The increase in cash and cash equivalents of $4.5 million in the first quarter of 2015 was primarily due to net cash provided by investing activities of $5.4 million and the effect of exchange rate changes of $62,000, offset by net cash used in operating activities of $473,000 and net cash used in financing activities of $541,000. As of March 31, 2015, we and our consolidated joint ventures held approximately $18.9 million in cash and investments in foreign bank accounts. This consists of $11.1 million held by our wholly owned subsidiary in China and $7.8 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.9 million, approximately $13.6 million would not be available for use in the United States without paying United States income taxes.

Net cash used in operating activities of $111,000 for the three months ended March 31, 2016 was primarily comprised of an adjustment of non-cash items of our net loss of $67,000, realized gain on sales of investments of $181,000 and a net change of $1.8 million in operating assets and liabilities which were partially offset by depreciation of $1.2 million, amortization of marketable securities premium of $38,000, stock-based compensation of $253,000 and loss on equity method investments of $456,000.

Net cash used in operating activities of $473,000 for the three months ended March 31, 2015 was primarily comprised of an adjustment of non-cash items of our net loss of $899,000, realized gain on sales of investments of $367,000, gain on equity investments of $200,000 and a net change of $898,000 in operating assets and liabilities which were partially offset by depreciation of $1.4 million, amortization of marketable securities premium of $55,000, stock-based compensation of $274,000, provision for doubtful account of $150,000 and loss on disposal property and equipment of $9,000.

Net cash provided by investing activities of $237,000 for the three months ended March 31, 2016 was primarily from proceeds from maturities and sales of available-for-sales securities of $5.2 million which was partially offset by the purchase of investments totaling $4.1 million and the purchase of equipment of $795,000.

Net cash provided by investing activities of $5.4 million for the three months ended March 31, 2015 was primarily from the proceeds from maturities and sales of available-for-sales securities of $10.3 million, partially offset by net purchases of marketable investment securities of $4.3 million and the purchase of property, plant and equipment of $676,000.

Net cash used in financing activities was $39,000 for the three months ended March 31, 2016, which consisted of net dividends paid by our joint ventures.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. During the three months ended March 31, 2016, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

We have reached a verbal understanding with Beijing city government officials to reduce our usage of arsenic at our Beijing manufacturing site on or before March 31, 2017.  Further, we have agreed to stop production of gallium arsenide wafers at this site on or before December 31, 2017.  To date, there is no similar agreement addressing the manufacturing of indium phosphide or germanium, but we believe that the Beijing city government will insist that we also stop all manufacturing of indium phosphide and germanium at this location in 2018.The anticipated relocation of all or part of our operations in Beijing will use cash.  Funds could be drawn from existing cash on hand as well as through the sale of our current facility.  We believe we have adequate cash, investments and real estate to successfully finance the anticipated relocation.

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

Outstanding contractual obligations as of March 31, 2016 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$584	$250	$201	$54	$79
Royalty agreement	1,581	575	1,006	—	—
Total	$2,165	$825	$1,207	$54	$79

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Production and Revenue Disruption Risk

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate.  We are cooperating with the Beijing city government and have reached a verbal understanding with government agency officials to reduce our usage of arsenic at our current site on or before March 31, 2017.  Further, we have agreed to stop production of gallium arsenide wafers at this site on or before December 31, 2017.  To date, there is no similar agreement addressing the manufacturing of indium phosphide or germanium, but we believe that the Beijing city government will insist that we also stop all manufacturing of indium phosphide and germanium at this location in 2018.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. During 2015, we recorded a foreign exchange gain of $717,000, included as part of other income (expense), net in our condensed consolidated statements of operations. During 2014, we recorded net foreign exchange losses of $1.0 million, included as part of other income (expense), net in our condensed consolidated statements of operations. In addition, during 2015, we recorded unrealized foreign currency charges of $377,000 related to financial statement translations which are included in the balance of “accumulated other comprehensive income” on our condensed consolidated balance sheets. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The functional currency for our foreign operations is the Renminbi, the local currency of China, and in the future we may establish short term hedges covering Renminbi. Most of our operations are conducted in China and most of our costs are incurred in Chinese Renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese Renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the Renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2016	Rate	Income/(Expense)	Income/(Expense)	Income/(Expense)
Cash and cash equivalents	$25,067	0.57%	$143	$129	$157
Investments in marketable debt	17,731	1.54%	273	246	300
			$416	$375	$457

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for over 10% of our accounts receivable balance as of March 31, 2016 and December 31, 2015.

Equity Risk

We maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2016 and December 31, 2015, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $7.7 million and $7.9 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $3.9 million and $4.1 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Exchange Act Rules 13a-15(e) and 15d-15(e) were effective at the reasonable assurance level to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Our gross profit margin has fluctuated from 28.1% in the quarter ended March 31, 2016 to 17.1% for the quarter ended December 31, 2015.

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

The Chinese government has imposed, and may impose in the future, manufacturing restrictions and regulations that require us to move part of our manufacturing operations to a location outside of the Beijing area or temporarily cease or limit manufacturing.  Such restrictions would materially and adversely impact our results of operations and our financial condition.

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate.  We are cooperating with the Beijing city government and have reached a verbal understanding with government agency officials to reduce our usage of arsenic at our current site on or before March 31, 2017.  Further, we have agreed to stop production of gallium arsenide wafers at this site on or before December 31, 2017.  To date, there is no similar agreement addressing the manufacturing of indium phosphide or germanium, but we believe that the Beijing city government will insist that we also stop all manufacturing of indium phosphide and germanium at this location in 2018.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event.  These restrictions included a shut-down of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area. If the government applied similar restrictions to us, then such restrictions could have an adverse impact on our results of operations and our financial condition.  Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, the average selling prices for many of the raw materials produced have continued to decline and have had a negative impact on our recent financial performance.  In particular, the selling prices for 4N gallium and for germanium have been driven down by oversupply and, in the second half of 2015, hurt our total revenue, reduced our gross margin and contributed to our net loss.  There can be no assurance that the oversupply will be corrected by the market. Further, in the fourth quarter of 2015, one of our consolidated subsidiaries incurred a lower of cost or market inventory write down, which negatively impacted our consolidated gross margin. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

Although there was only one customer that represented more than 10% of our revenue for the period ended March 31, 2016, we believe that a significant portion of our future revenue could to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Denominating some sales in Japanese yen subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen. For example, in the second half of 2014, the exchange rate of Japanese yen to U.S. dollar moved from 101.55 to 119.95 from June 30, 2014 to December 31, 2014. As a result, in 2014 we incurred foreign currency transaction exchange losses which are included in “other income (expense), net” on the condensed consolidated statements of operations of $1.0 million. We incur transaction gains or losses resulting from the purchase and sale activities denominated in foreign currencies other than functional currencies at the respective consolidated entities. We accumulate translation gain or losses resulting from marking certain balance sheet assets and liabilities to the current market rate for those consolidated entities whose functional currencies are other than the reporting currency, which are recorded as component of “accumulated other comprehensive income (loss)” on the condensed consolidated balance sheets.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate.  We are cooperating with the Beijing city government and have reached a verbal understanding with government agency officials to reduce our usage of arsenic at our current site on or before March 31, 2017.  Further, we have agreed to stop production of gallium arsenide wafers at this site on or before December 31, 2017.  To date, there is no similar agreement addressing the manufacturing of indium phosphide or germanium but we believe that the Beijing city government will insist that we also stop all manufacturing of indium phosphide and germanium at this location in 2018.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased in the three month ended

March 31, 2016 under this program. As of March 31, 2016, approximately $2.7 million remained available for future repurchases under this program.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: May 6, 2016	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.