Form 10-Q
period 2016-06-30
AXT INC
filed 2016-08-05
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2016
Common Stock, $0.001 par value	32,390,706

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$26,115	$24,875
Short-term investments	10,460	11,437
Accounts receivable, net of allowances of $951 and $985 as of June 30, 2016 and December 31, 2015	18,036	18,468
Inventories	38,625	38,012
Prepaid expenses and other current assets	5,101	4,096
Total current assets	98,337	96,888
Long-term investments	8,387	7,691
Property, plant and equipment, net	30,178	31,422
Related party notes receivable – long-term	1,741	1,781
Other assets	12,787	14,114
Total assets	$151,430	$151,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,848	$6,460
Accrued liabilities	5,371	6,381
Total current liabilities	13,219	12,841
Long-term portion of royalty payments	863	1,150
Other long-term liabilities	307	344
Total liabilities	14,389	14,335
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2016 and December 31, 2015 (Liquidation preference of $6.6 million and $6.5 million as of June 30, 2016 and December 31, 2015)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,391 and 32,548 shares issued and outstanding as of June 30, 2016 and December 31, 2015	32	32
Additional paid-in-capital	195,156	194,646
Accumulated deficit	(69,428)	(70,621)
Accumulated other comprehensive income	2,844	4,382
Total AXT, Inc. stockholders’ equity	132,136	131,971
Noncontrolling interests	4,905	5,590
Total stockholders’ equity	137,041	137,561
Total liabilities and stockholders’ equity	$151,430	$151,896

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$20,495	$21,010	$39,208	$41,074
Cost of revenue	14,468	16,625	27,928	31,940
Gross profit	6,027	4,385	11,280	9,134
Operating expenses:
Selling, general, and administrative	3,419	3,775	6,793	9,026
Research and development	1,472	1,389	2,853	2,630
Restructuring charge	226	—	226	—
Total operating expenses	5,117	5,164	9,872	11,656
Income (loss) from operations	910	(779)	1,408	(2,522)
Interest income, net	100	108	198	205
Equity in (loss) earnings of unconsolidated joint ventures	(400)	410	(856)	610
Other income, net	328	626	518	1,259
Income (loss) before provision for income taxes	938	365	1,268	(448)
Provision for income taxes	140	241	537	327
Net income (loss)	798	124	731	(775)
Less: Net (income) loss attributable to noncontrolling interests	353	(127)	462	(252)
Net income (loss) attributable to AXT, Inc.	$1,151	$(3)	$1,193	$(1,027)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.03	$(0.00)	$0.03	$(0.03)
Diluted	$0.03	$(0.00)	$0.03	$(0.03)
Weighted average number of common shares outstanding:
Basic	32,020	32,242	32,011	32,399
Diluted	32,451	32,242	32,354	32,399

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income (loss)	$798	$124	$731	$(775)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(1,870)	67	(1,568)	305
Change in unrealized loss on available-for-sale investments, net of tax	(166)	(91)	(141)	(350)
Total other comprehensive loss, net of tax	(2,036)	(24)	(1,709)	(45)
Comprehensive income (loss)	(1,238)	100	(978)	(820)
Less: Comprehensive (income) loss attributable to noncontrolling interests	568	(137)	633	(294)
Comprehensive loss attributable to AXT, Inc.	$(670)	$(37)	$(345)	$(1,114)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2016		2015
Cash flows from operating activities:
Net income (loss)	$731		$(775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,398		2,808
Amortization of marketable securities premium	62		113
Stock-based compensation	508		740
Provision for doubtful accounts	—		211
Realized gain on sale of available for sale securities	(345)		(859)
Loss on disposal of equipment	—		9
Loss (gain) from equity method investments, net	856		(610)
Changes in operating assets and liabilities:
Accounts receivable	313		(1,630)
Inventories	(947)		(262)
Prepaid expenses and other current assets	(1,081)		1,954
Other assets	336		258
Accounts payable	1,507		166
Accrued liabilities	(942)	*	(1,602)	*
Other long-term liabilities	(426)		(269)
Net cash provided by operating activities	2,970		252
Cash flows from investing activities:
Purchases of equipment	(1,695)		(2,174)
Proceeds from sale of equipment	—		2
Purchases of available for sale securities	(7,875)		(8,664)
Proceeds from sales and maturities of available for sale securities	8,298		11,752
Investments in non-marketable equity investments	—		(162)
Dividends received from equity method investments	—		286
Net cash provided by (used in) investing activities	(1,272)		1,040
Cash flows from financing activities:
Proceeds from common stock options exercised	2		76
Repurchase of the Company’s common stock, including commission	—		(1,521)
Dividends paid by joint ventures to their minority shareholders	(39)		(80)
Net cash used in financing activities	(37)		(1,525)
Effect of exchange rate changes on cash and cash equivalents	(421)		59
Net increase (decrease) in cash and cash equivalents	1,240		(174)
Cash and cash equivalents at the beginning of the period	24,875		28,814
Cash and cash equivalents at the end of the period	$26,115		$28,640
Supplemental disclosures:
Income taxes paid	—		—

* Dividend accrued but not paid by joint ventures of $522 and $566 was included in accrued liabilities as of June 30, 2016 and June 30, 2015, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 filed with the SEC on May 6, 2016.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of June 30, 2016 and December 31, 2015, our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$13,364	$—	$—	$13,364	$10,289	$—	$—	$10,289
Cash equivalents:
Certificates of deposit [1]	12,751	—	—	12,751	14,586	—	—	14,586
Total cash and cash equivalents	26,115	—	—	26,115	24,875	—	—	24,875
Investments (available for sale):
Certificates of deposit [2]	9,957	3	(6)	9,954	9,795	1	(13)	9,783
Corporate bonds	8,597	9	(13)	8,593	8,776	—	(63)	8,713
Corporate equity securities	77	223	—	300	200	432	—	632
Total investments	18,631	235	(19)	18,847	18,771	433	(76)	19,128
Total cash, cash equivalents and investments	$44,746	$235	$(19)	$44,962	$43,646	$433	$(76)	$44,003
Contractual maturities on investments:
Due within 1 year	$10,249			$10,460	$11,022			$11,437
Due after 1 through 5 years	8,382			8,387	7,749			7,691
	$18,631			$18,847	$18,771			$19,128

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”).We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. We sold our remaining IntelliEpi stock in the second quarter of 2015. During the three months ended June 30, 2015, our cash proceeds from sales of available-for-sale investments was $515,000. Our cost was $23,000 and our gross realized gain from sales of available-for-sale investments was $492,000. During the six months ended June 30, 2015, our cash proceeds from sales of available-for-sale investments was $902,000. Our cost was $43,000 and our gross realized gain from sales of available-for-sale investments was $859,000.  As of June 30, 2016, we no longer hold any IntelliEpi stock.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $223,000 net of tax was recorded as of June 30, 2016. This security is valued at fair market value at June 30, 2016 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the stock is sold in the future. During the three months ended June 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments was $222,000.  Our cost was $58,000 and our gross realized gain from sales of available-for-sale investments was $164,000. During the six months ended June 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments was $468,000. Our cost was $123,000 and our gross realized gain from sales of available-for-sale investments was $345,000.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of June 30, 2016 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on June 30, 2016. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,104	$(5)	$2,399	$(1)	$4,503	$(6)
Corporate bonds	1,701	(1)	3,513	(12)	5,214	$(13)
Total in loss position	$3,805	$(6)	$5,912	$(13)	$9,717	$(19)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “other assets” in the condensed consolidated balance sheets and totaled $11.1 million and $12.1 million as of June 30, 2016 and December 31, 2015, respectively.

As noted above, in the second quarter of 2015, we re-classified our minority investment in GHI, which was accounted for under the cost method, as an available-for- sale security and valued the security at fair market value. As of June 30, 2016 and December 31, 2015, we did not maintain any investments under the cost method.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended June 30, 2016. There have been no transfers between fair value measurements levels during the three months ended June 30, 2016.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2016 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$9,954	$—	$9,954	$—
Corporate bonds	8,593	—	8,593	—
Corporate equity securities	300	300	—	—
Total	$18,847	$300	$18,547	$—
Liabilities:
Foreign currency hedge obligations	$142	$—	$—	$142

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). We did not record other-than-temporary impairment charges for either of these investments during the three and six months ended June 30, 2016 and 2015.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2016	2015
Inventories:
Raw materials	$20,246	$19,532
Work in process	15,918	16,007
Finished goods	2,461	2,473
	$38,625	$38,012

As of June 30, 2016 and December 31, 2015, carrying values of inventories were net of inventory reserve of $11.8 million and $12.0 million, respectively, for excess and obsolete inventory and $526,000 and $625,000, respectively, for lower of cost or market reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2016	2015
Property, plant and equipment:
Machinery and equipment, at cost	$40,960	$40,899
Less: accumulated depreciation and amortization	(36,754)	(36,044)
Building, at cost	29,690	30,388
Less: accumulated depreciation and amortization	(9,520)	(9,170)
Leasehold improvements, at cost	4,958	5,059
Less: accumulated depreciation and amortization	(3,489)	(3,306)
Construction in progress	4,333	3,596
	$30,178	$31,422

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2016	2015
Accrued compensation and related charges	$1,758	$2,129
Current portion of royalty payments	575	575
Dividends payable by consolidated joint ventures	522	534
Accrued professional services	407	709
Accrued product warranty	330	497
Accrued income taxes	155	225
Other accrued liabilities	1,624	1,712
	$5,371	$6,381

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017. As of June 30, 2016, and December 31, 2015, we included $1.6 million in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of June 30, 2016 and December 31, 2015, amounts payable of $2.6 million and $2.4 million, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of June 30, 2016 and December 31, 2015, amounts receivable of $417,000 and $473,000, respectively, were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For each of the three months ended June 30, 2016 and 2015, Jin Mei has recorded $0 income from agency sales. For each of the six months ended June 30, 2016 and 2015, Jin Mei has recorded $0 and $1,000 income from agency sales, respectively, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), entered into an operating lease for the land it owns with our consolidated joint venture, Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31 of each year.

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of June 30, 2016, the balance of $112,000 was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $45,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and accrued interest totaling $51,000 as of June 30, 2016 are due on December 31, 2016. As of June 30, 2016, this balance, including both principal and accrued interest, was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

Tongmei purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of June 30, 2016 and December 31 2015, amounts payable of $292,000 and $70,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of June 30, 2016 and December 31 2015, amounts payable of $400,000 and $0, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $181,000 to an executive officer. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. As of June 30, 2016, including both principal and accrued interest, was included in “prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd. (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of June 30, 2016 and December 31 2015, amounts payable to Kaide of $398,000 and $379,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

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

The investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2016	2015	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,489	$1,524	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	4,895	5,343	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,075	1,081	Equity	25%
	$7,459	$7,948

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

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, any capacity expansion and annual capital expenditures, and decisions concerning sales of finished products, are made by local management with regular guidance and input from us.

During the three months ended June 30, 2016 and 2015, the three consolidated joint ventures generated a loss of $306,000 and an income of $647,000, respectively, of which a loss of $353,000  and a gain of $127,000 respectively, were allocated to non-controlling interests, resulting in an income of $47,000 and  $520,000, respectively, to our net income (loss). During the six months ended June 30, 2016 and 2015, the three consolidated joint ventures generated a loss of $481,000 and an income of $1.2 million, respectively, of which a loss of $462,000 and a gain of $252,000 respectively, were allocated to non-controlling interests, resulting in a loss of $19,000 and an income of $947,000, respectively, to our net income (loss).

For AXT’s three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.4 million and $7.9 million as of June 30, 2016 and December 31, 2015. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and Jin Mei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2016 and December 31, 2015, our consolidated joint ventures included these minority investments in “other assets” in our condensed consolidated balance sheets with a carrying value of $3.7 million and $4.1 million, respectively.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of Jin Mei are not consolidated and are accounted for under the equity method and had the following summarized income information (in thousands) for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$7,760	$11,004	$11,276	$20,329
Gross profit	$(629)	$3,625	$(579)	$5,920
Operating (loss) income	$(1,676)	$2,292	$(2,860)	$3,343
Net (loss) income	$(1,644)	$1,784	$(3,418)	$2,741

Our portion of the entity earnings from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $400,000  and a gain of $410,000 for the three months ended June 30, 2016 and 2015, respectively, and a loss of $856,000 and a gain of $610,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 8. Stockholders’ Equity

Consolidated Statement of Changes in Equity

(in thousands)

					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2015	$3,532	$32	$194,646	$(70,621)	$4,382	$131,971	$5,590	$137,561
Common stock options exercised			2			2		2
Common stock repurchased						—		—
Stock-based compensation			508			508		508
Net (loss) income				1,193		1,193	(462)	731
Dividends declared by joint ventures						—	(52)	(52)
Other comprehensive loss					(1,538)	(1,538)	(171)	(1,709)
Balance as of June 30, 2016	$3,532	$32	$195,156	$(69,428)	$2,844	$132,136	$4,905	$137,041

There were no reclassification adjustments from accumulated other comprehensive income for the six months ended June 30, 2016 and 2015.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   During the six months ended June 30, 2016, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$5	$5	$10	$10
Selling, general and administrative	213	417	413	642
Research and development	37	44	85	88
Total stock-based compensation	255	466	508	740
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$255	$466	$508	$740

As of June 30, 2016, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.2 million, net of estimated forfeitures of $75,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2016 and 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended June 30, 2016 and there were 20,000 options with weighted average grant date fair values of $0.48 granted in the three months ended June 30, 2015. There were 68,000 and 20,000 options with weighted average grant date fair values of $1.01 and $0.48 granted in the six months ended June 30, 2016 and 2015, respectively. The fair value of our stock options granted to employees for the three and six months ended June 30, 2016 was estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
Expected term (in years)	—	4.0
Volatility	—%	49.21%
Expected dividend	—%	—%
Risk-free interest rate	—%	1.38%

The following table summarizes the stock option transactions during the six months ended June 30, 2016 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2016	3,779	$2.97	6.26	$764
Granted	68	2.56
Exercised	(1)	1.59
Canceled and expired	(536)	3.21
Balance as of June 30, 2016	3,310	$2.92	6.83	$2,358
Options vested as of June 30, 2016 and unvested options expected to vest, net of forfeitures	3,239	$2.94	6.78	$2,292
Options exercisable as of June 30, 2016	1,910	$3.39	5.39	$1,096

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.19 on June 30, 2016, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2016 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2016	546	$2.39
Granted	49	$3.69
Vested	(37)	$2.46
Forfeited	(207)	$2.55
Non-vested as of June 30, 2016	351	$2.47

As of June 30, 2016, the unamortized compensation costs related to unvested restricted stock awards was approximately $674,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to AXT, Inc	$1,151	$(3)	$1,193	$(1,027)
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income (loss) available to common stockholders	$1,107	$(47)	$1,105	$(1,115)
Denominator:
Denominator for basic net loss per share - weighted average common shares	32,020	32,242	32,011	32,399
Effect of dilutive securities:
Common stock options	284	—	223	—
Restricted stock awards	147	—	120	—
Denominator for dilutive net loss per common shares	32,451	32,242	32,354	32,399
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.03	$(0.00)	$0.03	$(0.03)
Diluted	$0.03	$(0.00)	$0.03	$(0.03)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,343	3,102	2,551	3,102
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	19	466	10	466

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2016 and December 31, 2015, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Taiwan	$4,649	$3,414	$8,784	$6,523
Europe (primarily Germany)	4,573	5,664	8,951	10,607
China	4,183	3,561	7,275	6,858
Japan	2,695	2,753	4,597	5,237
Asia Pacific (excluding China, Taiwan and Japan)	2,402	2,768	5,152	5,527
North America (primarily the United States)	1,993	2,850	4,449	6,322
Total	$20,495	$21,010	$39,208	$41,074

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Long-lived assets by geographic region:
North America	$919	$542
China	29,259	30,880
	$30,178	$31,422

Significant Customers

Two customers, Landmark and IQE Group, represented 14% and 10%, respectively, of our revenue for the three months ended June 30, 2016 while one customer, Osram Opto, represented 10% of our revenue for the three months ended June 30, 2015. Our top five customers, although not the same five customers for each period, represented 42% and 37% of our revenue for the three months ended June 30, 2016 and 2015, respectively.

Two customers, Landmark and IQE Group, each represented 11% of our revenue for the six months ended June 30, 2016 while no customer represented more than 10% of our revenue for the six months ended June 30, 2015. Our top five customers, although not the same five customers for each period, represented 42% and 36% of our revenue for the six months ended June 30, 2016 and 2015, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 19% and 22% of our accounts receivable balance as of June 30, 2016 and December 31, 2015.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning accrued warranty and related costs	$431	$392	$497	$802
Accruals for warranties issued	4	411	23	585
Adjustments related to pre-existing warranties including expirations and changes in estimates	(64)	42	(131)	(252)
Cost of warranty repair	(41)	(177)	(59)	(467)
Ending accrued warranty and related costs	$330	$668	$330	$668

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

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$475	$220	$131	$51	$73
Royalty agreement	1,438	575	863	—	—
Total	$1,913	$795	$994	$51	$73

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2016, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $169,000 and $30,000 for the three months ended June 30, 2016 and 2015, respectively. We incurred foreign currency transaction exchange gains of $244,000 and $210,000 for the six months ended June 30, 2016 and 2015, respectively. These amounts are included in “other income , net” on our condensed consolidated statements of operations.

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

In accordance with Section 382 of the Internal Revenue Code, the amounts of and benefits from net operating loss and tax credit carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses or credits that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% as defined, over a three year period. As a result of the implementation of Interpretation 48, we recognized $14.6 million of liability for unrecognized tax benefits as of June 30, 2016. Of this amount, none was accounted for as a reduction to the balance of retained earnings. This amount decreased tax loss carryforwards in the U.S. which are fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2016 includes no interest and penalties. As of June 30, 2016, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2001.

Provision for income taxes for three and six months ended June 30, 2016 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and six months ended June 30, 2016 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

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

Note 16. Restructuring Charges

In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016 we have completed this restructuring plan and the reduction in force.

Note 17. Recent Accounting Pronouncements

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

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. We will adopt in fiscal 2020 and is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under the amended guidance, the investor should apply the equity method prospectively from the date the investment qualifies for the equity method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. We are currently evaluating the impact of the future adoption of this standard on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. We are currently evaluating the impact of the future adoption of this standard on our condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, the relocation of our manufacturing operations in China and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015 and the condensed consolidated financial statements included elsewhere in this report.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. We have recently learned that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

We have also learned that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

Recently, the Beijing city government’s economic development bureau requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.

We have been advised that both the Beijing city government and the China central government desire to continue to encourage investment in China and they do not wish to adversely affect any relocating company or its customers.  Further, we have been advised that as long as we continue to show good faith in developing a plan to move at least gallium arsenide production, the timeline for completing such a move is currently flexible.  As such, we believe we may be able to relocate the portion of our production facilities that we agree to relocate smoothly and safely and in a reasonable manner, without a material disruption of supply to our customers.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan. A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide and semi-conducting and semi-insulating gallium arsenide and germanium wafers, and our three consolidated subsidiaries sell certain raw materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to a purchase order placed by our customers, and our terms and conditions of sale do not require customer acceptance. We recognize revenue upon shipment and transfer of title of products to our customers, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, provided that we have received a signed purchase order, the price is fixed or determinable, title and risk of ownership have transferred, collection of resulting receivables is probable, and product returns are reasonably estimable. We do not provide training, installation or commissioning services.

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

As of June 30, 2016 and December 31, 2015, our accounts receivable, net, balance was $18.0 million and $18.5 million, respectively, which was net of an allowance for doubtful accounts of $484,000 and $561,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2016 and December 31, 2015, our allowance for sales returns was $467,000 and $424,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2016 and December 31, 2015, accrued product warranties totaled $330,000 and $497,000, respectively.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. Given the nature of our substrate products, and the materials used in the manufacturing process, the wafers and ingots comprising work-in-process may be held in inventory for up to two years and three years, respectively, as the risk of obsolescence for these materials is low. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2016 and December 31, 2015, we had an inventory reserve of $11.8 million and $12.0 million, respectively, for excess and obsolete inventory and $526,000 and $625,000, respectively, for lower of cost or market reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three and six months ended June 30, 2016 or 2015.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2016 and 2015.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of June 30, 2016 or December 31, 2015.

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

Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Total revenue	$20,495	$21,010	$(515)	(2.5)%	$39,208	$41,074	$(1,866)	(4.5)%

Revenue decreased $515,000, or 2.5%, to $20.5 million for the three months ended June 30, 2016 from $21.0 million for the three months ended June 30, 2015.  Revenue decreased $1.9 million, or 4.5%, to $39.2 million for the six months ended June 30, 2016 from $41.1 million for the six months ended June 30, 2015. The revenue decrease resulted from a decrease in sales of our raw materials and a reduction of the average selling price of gallium. This decrease was partially offset by increased revenue from sales of our substrate products, particularly from sales of InP substrates and Ge substrates as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Taiwan	$4,649	$3,414	$1,235	36.2%
% of total revenue	23%	16%
Europe (primarily Germany)	4,573	5,664	(1,091)	(19.3)%
% of total revenue	22%	27%
China	4,183	3,561	622	17.5%
% of total revenue	20%	17%
Japan	2,695	2,753	(58)	(2.1)%
% of total revenue	13%	13%
Asia Pacific (excluding China, Taiwan and Japan)	2,402	2,768	(366)	(13.2)%
% of total revenue	12%	13%
North America (primarily the United States)	1,993	2,850	(857)	(30.1)%
% of total revenue	10%	14%
Total revenue	$20,495	$21,010	$(515)	(2.5)%

Revenue decreased from all regions, with the exception of Taiwan and China primarily due to a decrease in sales of our raw materials and a reduction of the average selling price of gallium. This decrease was partially offset by increased revenue from sales of our substrates materials sales, particularly from the sales of InP substrates and Ge substrates, as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

	Six Months Ended
	June 30,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$8,951	$10,607	$(1,656)	(15.6)%
% of total revenue	23%	26%
Taiwan	8,784	6,523	2,261	34.7%
% of total revenue	22%	16%
China	7,275	6,858	417	6.1%
% of total revenue	19%	17%
Asia Pacific (excluding China, Taiwan and Japan)	5,152	5,527	(375)	(6.8)%
% of total revenue	13%	13%
Japan	4,597	5,237	(640)	(12.2)%
% of total revenue	12%	13%
North America (primarily the United States)	4,449	6,322	(1,873)	(29.6)%
% of total revenue	11%	15%
Total revenue	$39,208	$41,074	$(1,866)	(4.5)%

Revenue decreased from all regions, with the exception of Taiwan and China, primarily due to a decrease in sales of our raw materials and a reduction of the average selling price of gallium. This decrease was partially offset by increased revenue from sales of our substrates materials sales, particularly from the sales of InP substrates and Ge substrates, as a result of expanding applications in the marketplace, such as fiber optic lasers and data connectivity.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$6,027	$4,385	$1,642	37.4%	$11,280	$9,134	$2,146	23.5%
Gross Margin %	29.4%	20.9%			28.8%	22.2%

Gross margin increased primarily due to a change in product mix, improvements in yield and manufacturing efficiencies and higher production volume for the three and six months ended June 30, 2016 as compared to the same periods in 2015.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$3,419	$3,775	$(356)	(9.4)%	$6,793	$9,026	$(2,233)	(24.7)%
% of total revenue	16.7%	18.0%			17.3%	22.0%

Selling, general and administrative expenses decreased $356,000, or 9.4% to $3.4 million for the three months ended June 30, 2016 from $3.8 million for the three months ended June 30, 2015. The lower selling, general and administrative expenses resulted from lower stock-based compensation and a decrease in allowance for accounts receivables.

Selling, general and administrative expenses decreased $2.2 million, or 24.7% to $6.8 million for the six months ended June 30, 2016 from $9.0 million for the six months ended June 30, 2015. Selling, general and administrative expenses decreased primarily due to absence of professional service fees incurred in connection with an investigation of potential related-party transactions concluded in 2015, lower personnel-related costs and a decrease in allowance for doubtful accounts.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,472	$1,389	$83	6.0%	$2,853	$2,630	$223	8.5%
% of total revenue	7.2%	6.6%			7.3%	6.4%

The increase in research and development expenses for the three and six months ended June 30, 2016 was primarily due to higher personnel-related costs and higher consulting expenses in 2016 as compared to the same period in 2015.

Restructuring Charges

In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., which resulted in a reduction in force of reduced the workforce at Jiya by approximately 28 positions that are no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses of which $122,000 was allocated to noncontrolling interests. As of June 30, 2016 we have completed this restructuring plan and the reduction in force.

Interest Income, Net

	Three Months Ended					Six Months Ended
	June 30,		Increase			June 30,	Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)					($ in thousands)
Interest income, net	$100	$108	$(8)	(7.4)%	$198	$205	$(7)	(3.4)%
% of total revenue	0.5%	0.5%			0.5%	0.5%

Interest income, net remained virtually unchanged for three and six months ended June 30, 2016 as compared to the same periods in 2015. The small fluctuation in interest income resulted from our mix of investment securities held.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$(400)	$410	$(810)	(197.6)%	$(856)	$610	$(1,466)	(240.3)%
% of total revenue	(2.0)%	2.0%			(2.2)%	1.5%

Equity in earnings (loss) of unconsolidated joint ventures is primarily net income (loss) from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $810,000 to a loss of $400,000 for the three months ended June 30, 2016 from a gain of $410,000 for the three months ended June 30, 2015. Equity in earnings of unconsolidated joint ventures decreased $1.5 million to a loss of $856,000 for the six months ended June 30, 2016 from a gain of $610,000 for the six months ended June 30, 2015. The decrease in 2016 was a result of declining average selling prices and selling volume in the raw materials businesses.

Other Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Other income, net	$328	$626	$(298)	(47.6)%	$518	$1,259	$(741)	(58.9)%
% of total revenue	1.6%	3.0%			1.3%	3.1%

Other income, net decreased primarily due to a lower realized gain recognized from the sale of available-for-sales security and a  lower government subsidy received from our China subsidiary in the three and six months ended June 30, 2016 as compared to the same period in 2015.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$140	$241	$(101)	(41.9)%	$537	$327	$210	64.2%
% of total revenue	0.7%	1.1%			1.4%	0.8%

Provision for income taxes for the three and six months ended June 30, 2016 were $140,000 and $537,000, respectively, which were mostly related to our China subsidiary and our three consolidated joint ventures in China. No income taxes or benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Noncontrolling interests	$(353)	$127	$(480)	(378.0)%	$(462)	$252	$(714)	(283.3)%
% of total revenue	(1.7)%	0.6%			(1.2)%	0.6%

The downward trends in noncontrolling interest’s share of earnings and eventual switch to a share of losses for the three and six months ended June 30, 2016 as compared to the same periods in 2015 were due to lower profitability from our three consolidated subsidiaries in China as profits from sales of raw materials have decreased due to declining average selling prices, which also led to a write down in inventory at one of the consolidated joint ventures.

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

As of June 30, 2016, our principal source of liquidity was $45.0 million, which consisted of cash and cash equivalents of $26.1 million, short-term investments of $10.5 million and long-term investments of $8.4 million. In the six months ended June 30, 2016, cash and cash equivalents increased by $1.2 million and short-term and long-term investments decreased by $281,000. The increase in cash and cash equivalents of $1.2 million in the six months ended June 30, 2016 was primarily due to net cash provided by operating activities of $3.0 million which were partially offset by net cash used in investing activities of $1.3 million and net cash used in financing activities of $37,000 and the effect of exchange rate changes of $421,000. As of June 30, 2016, we and our consolidated joint ventures held approximately $20.3 million in cash and investments in foreign bank accounts. This consists of $14.2 million held by our wholly owned subsidiary in China and $6.1 million held by our three partially-owned consolidated subsidiaries in China. Of this $20.3 million, approximately $14.8 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

As of June 30, 2015, our principal source of liquidity was $46.3 million, which consisted of cash and cash equivalents of $28.6 million, short-term investments of $3.9 million and long-term investments of $13.7 million. Cash and cash equivalents of $28.6 million decreased by $174,000 and short-term and long-term investments of $17.6 million decreased by $2.5 million during the six months ended June 30, 2015. The decrease in cash and cash equivalents of $174,000 in the six months ended June 30, 2015 was primarily due to net cash used in financing activities of $1.5 million, offset by net cash provided by investing activities of $1.0 million, net cash provided by operating activities of $252,000 and the effect of exchange rate changes of $59,000. As of June 30, 2015, we and our consolidated joint ventures held approximately $16.0 million in cash and investments in foreign bank accounts. This consists of $10.1 million held by our wholly owned subsidiary in China and $5.9 million held by our three partially-owned consolidated subsidiaries in China. Of this $16.0 million, approximately $10.6 million would not be available for use in the United States without paying United States income taxes.

Net cash provided by operating activities of $3.0 million for the six months ended June 30, 2016 was primarily comprised of a net income of $731,000, adjusted for non-cash items of depreciation of $2.4 million, amortization of marketable securities premium of $62,000, stock-based compensation of $508,000 and loss on equity method investments of $856,000 which were partially offset by realized gain on sales of investments of $345,000 and a net change of $1.2 million in operating assets and liabilities.

Net cash provided by operating activities of $252,000 for the six months ended June 30, 2015 was primarily comprised of adjusted for non-cash items of depreciation of $2.8 million, amortization of marketable securities premium of $113,000, stock-based compensation of $740,000, provision for doubtful account of $211,000, loss on disposal property and equipment of $9,000 offset by our net loss of $775,000, realized gain on sales of investments of $859,000, gain on equity investments of $610,000 and a net change of $1.4 million in operating assets and liabilities.

Net cash used in investing activities of $1.3 million for the six months ended June 30, 2016 was primarily from the purchase of investments totaling $7.9 million and the purchase of equipment of $1.7 million which were partially offset by proceeds from maturities and sales of available-for-sales securities of $8.3 million.

Net cash provided by investing activities of $1.0 million for the six months ended June 30, 2015 was primarily from the proceeds from maturities and sales of available-for-sales securities of $11.8 million, partially offset by net purchases of marketable investment securities of $8.7 million and the purchase of property, plant and equipment of $2.2 million.

Net cash used in financing activities was $37,000 for the three months ended June 30, 2016, which mainly consisted of net dividends paid by our joint ventures.

Net cash used in financing activities was $1.5 million for the six months ended June 30, 2015, which consisted of $1.5 million for the repurchase of the Company’s common stock, including commission and fees and $80,000 net dividends paid by our joint ventures, partially offset by net proceeds of $76,000 from the issuance of common stock pursuant to stock option exercises.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. During the six months ended June 30, 2016, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

The China central government is working with the Beijing city government to design a  master development plan of the area where our manufacturing facility is located which will result in the relocation of many of the manufacturing companies in our district.  We believe the China central government will undertake a comprehensive review of the master development plan which will add time to the process.  We expect that we will eventually relocate our gallium arsenide production line but the timeline for relocating this production line has not yet been determined by the China central government. The anticipated relocation of at least our gallium arsenide operations in Beijing will require the use of our cash but no estimate can be made at this time.  Funds could be drawn from our existing cash on hand as well as through the sale of part of our current manufacturing facility in China.  We believe we have adequate cash, investments and real estate to successfully finance the anticipated relocation of our manufacturing operation.

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

Outstanding contractual obligations as of June 30, 2016 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$475	$220	$131	$51	$73
Royalty agreement	1,438	575	863	—	—
Total	$1,913	$795	$994	$51	$73

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 17 - Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Production and Revenue Disruption Risk

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. We have recently learned that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

We have also learned that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

Recently, the Beijing city government’s economic development bureau requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site. The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2016	Rate	Income/(Expense)	Income/(Expense)	Income/(Expense)
Cash and cash equivalents	$26,115	0.73%	$191	$172	$210
Investments in marketable debt	18,547	1.52%	282	254	310
			$473	$426	$520

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 19% and 22% of our accounts receivable balance as of June 30, 2016 and December 31, 2015.

Equity Risk

We maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2016 and December 31, 2015, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $7.4 million and $7.9 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $3.7 million and $4.1 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Our gross profit margin has fluctuated from 29.4% in the quarter ended June 30, 2016 to 17.1% for the quarter ended December 31, 2015.

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

We do not control the prices at which our subsidiaries and other joint venture companies sell their raw materials products to third parties. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, in the three months ended December 31, 2015, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or market accounting rules. In such events, our gross margin may be adversely impacted. In addition, one of our consolidated subsidiaries has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our gross margin. This joint venture may in the future continue to experience such capacity restraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate.  We have recently learned that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

We have also learned that there are a number of factors that the Beijing city government could consider that could extent the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

Recently, the Beijing city government’s economic development bureau requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.

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

Since the market for our products is characterized by declining average selling prices resulting from factors such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products, the average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices.  For example, on average, for the year ended December 31, 2015 we experienced average selling price declines of approximately 5% to 15% depending on the substrates product. It is possible that the pace of average selling price declines could accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, product introductions by competitors or us, or by other factors, including pricing pressures from significant customers.  When our average selling prices decline, our gross profits decline unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat average selling price declines by improving yields, manufacturing efficiency and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past and may in the future experience declining sales prices, which could negatively impact our revenues, gross profits and financial results. We therefore need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

Although there were only two customers that represented more than 10% of our revenue for the period ended June 30, 2016, we believe that a significant portion of our future revenue could to be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Currently, a significant percentage of our revenue is to customers headquartered in Asia. All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations and (vi) political instability in regions where we have operations may also affect our business, financial condition and results of operations.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate.  We have recently learned that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

We have also learned that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

Recently, the Beijing city government’s economic development bureau requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.  The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased in the six month ended June 30, 2016 under this program. As of June 30, 2016, approximately $2.7 million remained available for future repurchases under this program.

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

AXT, INC.

Dated: August 5, 2016	By:	/s/ MORRIS S. YOUNG
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