Form 10-Q
period 2016-09-30
AXT INC
filed 2016-11-04
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Stock, $0.001 par value	32,559,384

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$29,661	$24,875
Short-term investments	9,563	11,437
Accounts receivable, net of allowances of $1,026 and $985 as of September 30, 2016 and December 31, 2015	18,380	18,468
Inventories	38,731	38,012
Prepaid expenses and other current assets	5,265	4,096
Total current assets	101,600	96,888
Long-term investments	8,124	7,691
Property, plant and equipment, net	29,385	31,422
Related party notes receivable – long-term	1,735	1,781
Other assets	12,084	14,114
Total assets	$152,928	$151,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,277	$6,460
Accrued liabilities	5,011	6,381
Total current liabilities	12,288	12,841
Long-term portion of royalty payments	719	1,150
Other long-term liabilities	307	344
Total liabilities	13,314	14,335
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2016 and December 31, 2015 (Liquidation preference of $6.6 million and $6.5 million as of September 30, 2016 and December 31, 2015.)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 32,559 and 32,548 shares issued and outstanding as of September 30, 2016 and December 31, 2015.	32	32
Additional paid-in-capital	195,863	194,646
Accumulated deficit	(67,199)	(70,621)
Accumulated other comprehensive income	2,529	4,382
Total AXT, Inc. stockholders’ equity	134,757	131,971
Noncontrolling interests	4,857	5,590
Total stockholders’ equity	139,614	137,561
Total liabilities and stockholders’ equity	$152,928	$151,896

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015		2016	2015

Revenue	$21,872	$18,371		$61,080	$59,445
Cost of revenue	14,294	13,766		42,222	45,706
Gross profit	7,578	4,605		18,858	13,739
Operating expenses:
Selling, general, and administrative	3,313	3,659		10,106	12,685
Research and development	1,566	1,657		4,419	4,287
Restructuring charge	—	—		226	—
Total operating expenses	4,879	5,316		14,751	16,972
Income (loss) from operations	2,699	(711)		4,107	(3,233)
Interest income, net	105	102		303	307
Equity in earnings (loss) of unconsolidated joint ventures	(581)	167		(1,437)	777
Other income, net	164	496		682	1,755
Income (loss) before provision for income taxes	2,387	54		3,655	(394)
Provision for income taxes	176	7		713	334
Net income (loss)	2,211	47		2,942	(728)
Less: Net (income) loss attributable to noncontrolling interests	18	(5)		480	(257)
Net income (loss) attributable to AXT, Inc.	$2,229	$42		$3,422	$(985)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.07	$(0.00)	*	$0.10	$(0.03)
Diluted	$0.07	$(0.00)	*	$0.10	$(0.03)
Weighted average number of common shares outstanding:
Basic	32,110	31,988		32,043	32,262
Diluted	33,138	31,988		32,615	32,262

* Net loss to AXT, Inc. per common share resulted due to the accrual of preferred dividend liquidation preference during the three months ended September 30, 2015.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$2,211	$47	$2,942	$(728)
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(233)	(2,626)	(1,801)	(2,321)
Change in unrealized loss on available-for-sale investments, net of tax	(112)	(134)	(253)	(484)
Total other comprehensive loss, net of tax	(345)	(2,760)	(2,054)	(2,805)
Comprehensive income (loss)	1,866	(2,713)	888	(3,533)
Less: Comprehensive loss attributable to noncontrolling interests	48	335	681	41
Comprehensive income (loss) attributable to AXT, Inc.	$1,914	$(2,378)	$1,569	$(3,492)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016		2015
Cash flows from operating activities:
Net income (loss)	$2,942		$(728)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,620		4,197
Amortization of marketable securities premium	85		168
Stock-based compensation	789		1,051
Provision for doubtful accounts	—		211
Realized gain on sale of available for sale securities	(429)		(859)
Loss (gain) on disposal of equipment	(5)		16
Loss (gain) from equity method investments, net	1,437		(777)
Changes in operating assets and liabilities:
Accounts receivable	(72)		363
Inventories	(1,092)		13
Prepaid expenses and other current assets	(1,259)		1,920
Other assets	435		329
Accounts payable	949		(1,053)
Accrued liabilities	(1,301)	*	(2,032)	*
Other long-term liabilities, including royalties	(591)		(559)
Net cash provided by operating activities	5,508		2,260
Cash flows from investing activities:
Purchases of equipment	(2,200)		(3,508)
Proceeds from sale of equipment	35		2
Purchases of available for sale securities	(10,784)		(13,044)
Proceeds from sales and maturities of available for sale securities	12,316		14,309
Investments in non-marketable equity investments	—		(162)
Dividends received from equity method investments	—		286
Net cash used in investing activities	(633)		(2,117)
Cash flows from financing activities:
Proceeds from common stock options exercised	428		165
Repurchase of the Company’s common stock, including commission	—		(2,254)
Dividends paid by joint ventures to their minority shareholders	(39)		(102)
Net cash provided by (used in) financing activities	389		(2,191)
Effect of exchange rate changes on cash and cash equivalents	(478)		(581)
Net increase (decrease) in cash and cash equivalents	4,786		(2,629)
Cash and cash equivalents at the beginning of the period	24,875		28,814
Cash and cash equivalents at the end of the period	$29,661		$26,185
Supplemental disclosures:
Income taxes paid	—		—

* Dividend accrued but not paid by joint ventures of $520 and $544 was included in accrued liabilities as of September 30, 2016 and September 30, 2015, respectively.

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

The results of operations are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2016 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2016 and June 30, 2016 filed with the SEC on May 6, 2016 and August 5, 2016, respectively.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than 90 days. Our investments consist of instruments with original maturities of more than 90 days. As of September 30, 2016 and December 31, 2015, our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$16,957	$—	$—	$16,957	$10,289	$—	$—	$10,289
Cash equivalents:
Certificates of deposit [1]	12,704	—	—	12,704	14,586	—	—	14,586
Total cash and cash equivalents	29,661	—	—	29,661	24,875	—	—	24,875
Investments (available for sale):
Certificates of deposit [2]	9,047	2	(9)	9,040	9,795	1	(13)	9,783
Corporate bonds	8,488	—	(24)	8,464	8,776	—	(63)	8,713
Corporate equity securities	48	135	—	183	200	432	—	632
Total investments	17,583	137	(33)	17,687	18,771	433	(76)	19,128
Total cash, cash equivalents and investments	$47,244	$137	$(33)	$47,348	$43,646	$433	$(76)	$44,003
Contractual maturities on investments:
Due within 1 year	$9,436			$9,563	$11,022			$11,437
Due after 1 through 5 years	8,147			8,124	7,749			7,691
	$17,583			$17,687	$18,771			$19,128

1.	Certificate of deposit with original maturities of less than 90 days.
2.	Certificate of deposit with original maturities of more than 90 days.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”).We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013. We sold our remaining IntelliEpi stock in the second quarter of 2015. During the nine months ended September 30, 2015, our cash proceeds from sales of available-for-sale investments was $902,000. Our cost was $43,000 and our gross realized gain from sales of available-for-sale investments was $859,000. As of September 30, 2016, we no longer hold any IntelliEpi stock.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. An unrealized gain of $135,000 net of tax was recorded as of September 30, 2016. This security is valued at fair market value at September 30, 2016 and will be marked to market with changes through other comprehensive income until sold. There is no assurance that we will realize this value when the stock is sold in the future. During the three months ended September 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments was $113,000. Our cost was $29,000 and our gross realized gain from sales of available-for-sale investments was $84,000. During the nine months ended September 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments was $581,000. Our cost was $152,000 and our gross realized gain from sales of available-for-sale investments was $429,000.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of September 30, 2016 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on September 30, 2016. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2016	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$3,541	$(9)	$1,440	$—	$4,981	$(9)
Corporate bonds	5,060	(17)	3,404	(7)	8,464	(24)
Total in loss position	$8,601	$(26)	$4,844	$(7)	$13,445	$(33)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2015	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$4,509	$(11)	$3,543	$(2)	$8,052	$(13)
Corporate bonds	6,866	(56)	1,847	(7)	8,713	(63)
Total in loss position	$11,375	$(67)	$5,390	$(9)	$16,765	$(76)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “other assets” in the condensed consolidated balance sheets and totaled $10.5 million and $12.1 million as of September 30, 2016 and December 31, 2015, respectively.

As noted above, in the second quarter of 2015, we re-classified our minority investment in GHI, which was accounted for under the cost method, as an available-for- sale security and valued the security at fair market value. As of September 30, 2016 and December 31, 2015, we did not maintain any investments under the cost method.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended September 30, 2016. There have been no transfers between fair value measurements levels during the three months ended September 30, 2016.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2016 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$21,744	$—	$21,744	$—
Corporate bonds	8,464	—	8,464	—
Corporate equity securities	183	183	—	—
Total	$30,391	$183	$30,208	$—
Liabilities:
Foreign currency hedge obligations	$53	$—	$—	$53

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2015 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$24,369	$—	$24,369	$—
Corporate bonds	8,713	—	8,713	—
Corporate equity securities	632	632	—	—
Total	$33,714	$632	$33,082	$—
Liabilities:
Foreign currency hedge obligations	$36	$—	$—	$36

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). We did not record other-than-temporary impairment charges for either of these investments during the three and nine months ended September 30, 2016 and 2015.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2016	2015
Inventories:
Raw materials	$19,355	$19,532
Work in process	16,759	16,007
Finished goods	2,617	2,473
	$38,731	$38,012

As of September 30, 2016 and December 31, 2015, carrying values of inventories were net of inventory reserve of $11.6 million and $12.0 million, respectively, for excess and obsolete inventory and $297,000 and $625,000, respectively, for lower of cost or market reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2016	2015
Property, plant and equipment:
Machinery and equipment, at cost	$41,225	$40,899
Less: accumulated depreciation and amortization	(37,462)	(36,044)
Building, at cost	30,324	30,388
Less: accumulated depreciation and amortization	(9,765)	(9,170)
Leasehold improvements, at cost	5,057	5,059
Less: accumulated depreciation and amortization	(3,601)	(3,306)
Construction in progress	3,607	3,596

$29,385	$31,422

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2016	2015
Accrued compensation and related charges	$1,161	$2,129
Current portion of royalty payments	575	575
Dividends payable by consolidated joint ventures	520	534
Accrued professional services	531	709
Accrued product warranty	266	497
Accrued income taxes	249	225
Other accrued liabilities	1,709	1,712
	$5,011	$6,381

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017. As of September 30, 2016, and December 31, 2015, we included $1.6 million in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of September 30, 2016 and December 31, 2015, amounts payable of $2.4 million were included in “accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of September 30, 2016 and December 31, 2015, amounts receivable of $370,000 and $473,000, respectively, were included in “accounts receivable” in our condensed consolidated balance sheets.

Beginning in 2012, our consolidated joint venture, Nanjing Jin Mei Gallium Co., Ltd. (“Jin Mei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. Jin Mei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For each of the three months ended September 30, 2016 and 2015, Jin Mei has recorded $0 income from agency sales. For each of the nine months ended September 30, 2016 and 2015, Jin Mei has recorded $1,000 income from agency sales, which were included in “other income (expense), net” in the condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), entered into an operating lease for the land it owns with our consolidated joint venture, Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year.

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of September 30, 2016 and December 31, 2015, the balance of $111,000 and $114,000, respectively, were included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $45,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and accrued interest totaling $52,000 as of September 30, 2016 are due on December 31, 2016. As of September 30, 2016, this balance, including both principal and accrued interest, was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

Tongmei purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of September 30, 2016 and December 31, 2015, amounts payable of $256,000 and $70,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of September 30, 2016 and December 31, 2015, amounts payable of $477,000 and $0, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $180,000 to one of its executive officers. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. As of September 30, 2016, including both principal and accrued interest, was included in “prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd. (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of September 30, 2016 and December 31, 2015, amounts payable to Kaide of $457,000 and $379,000, respectively, were included in “accounts payable” in our condensed consolidated balance sheets.

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

The investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2016	2015	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing Jin Mei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,534	$1,524	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	4,421	5,343	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,070	1,081	Equity	25%
	$7,025	$7,948

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

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, ordinary course of business capital expenditures, and decisions concerning sales of finished products, are made by local management with regular guidance and input from us.

During the three months ended September 30, 2016 and 2015, the three consolidated joint ventures generated $399,000 and $459,000 of income, respectively, of which a loss of $18,000 and a gain of $5,000, respectively, were allocated to non-controlling interests, resulting in $417,000 and $454,000 of income, respectively, to our net income (loss). During the nine months ended September 30, 2016 and 2015, the three consolidated joint ventures generated a loss of $82,000 and an income of $1.7 million, respectively, of which a loss of $480,000 and a gain of $257,000 respectively, were allocated to non-controlling interests, resulting in $398,000 and $1.4 million of income, respectively, to our net income (loss).

For AXT’s three minority investment entities that are not consolidated, the investment balances are included in “other assets” in our condensed consolidated balance sheets and totaled $7.0 million and $7.9 million as of September

30, 2016 and December 31, 2015. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and Jin Mei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2016 and December 31, 2015, our consolidated joint ventures included these minority investments in “other assets” in our condensed consolidated balance sheets with a carrying value of $3.5 million and $4.1 million, respectively.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of Jin Mei are not consolidated and are accounted for under the equity method and had the following summarized income information (in thousands) for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$7,196	$9,631	$18,472	$29,960
Gross (loss) profit	$(1,510)	$2,324	$(2,089)	$8,244
Operating (loss) income	$(2,449)	$829	$(5,309)	$4,172
Net (loss) income	$(2,416)	$805	$(5,834)	$3,546

Our portion of the entity earnings from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $581,000 and a gain of $167,000 for the three months ended September 30, 2016 and 2015, respectively, and a loss of $1.4 million and a gain of $777,000 for the nine months ended September 30, 2016 and 2015, respectively.

Note 8. Stockholders’ Equity

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In-Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2015	$3,532	$32	$194,646	$(70,621)	$4,382	$131,971	$5,590	$137,561
Common stock options exercised			428			428		428
Common stock repurchased						—		—
Stock-based compensation			789			789		789
Net (loss) income				3,422		3,422	(480)	2,942
Dividends declared by joint ventures						—	(52)	(52)
Other comprehensive loss					(1,853)	(1,853)	(201)	(2,054)
Balance as of September 30, 2016	$3,532	$32	$195,863	$(67,199)	$2,529	$134,757	$4,857	$139,614

There were no reclassification adjustments from accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   During the nine months ended September 30, 2016, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$5	$5	$15	$15
Selling, general and administrative	238	260	651	902
Research and development	38	46	123	134
Total stock-based compensation	281	311	789	1,051
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$281	$311	$789	$1,051

As of September 30, 2016, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.0 million, net of estimated forfeitures of $62,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2016 and 2015 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended September 30, 2016 and 2015. There were 68,000 and 20,000 options with weighted average grant date fair values of $1.01 and $0.48 granted in the nine months ended September 30, 2016 and 2015, respectively. The fair value of our stock options granted to employees for the three and nine months ended September 30, 2016 was estimated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016*	2016
Expected term (in years)	—	4.0
Volatility	—%	49.21%
Expected dividend	—%	—%
Risk-free interest rate	—%	1.38%

*There were no options granted in the three months ended September 30, 2016.

The following table summarizes the stock option transactions during the nine months ended September 30, 2016 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2016	3,779	$2.97	6.26	$764
Granted	68	2.56
Exercised	(169)	2.52
Canceled and expired	(536)	3.21
Balance as of September 30, 2016	3,142	$2.94	6.65	$7,319
Options vested as of September 30, 2016 and unvested options expected to vest, net of forfeitures	3,084	$2.96	6.61	$7,149
Options exercisable as of September 30, 2016	1,825	$3.43	5.22	$3,479

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $5.19 on September 30, 2016, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2016 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2016	546	$2.39
Granted	49	$3.69
Vested	(37)	$2.46
Forfeited	(207)	$2.55
Non-vested as of September 30, 2016	351	$2.47

As of September 30, 2016, the unamortized compensation costs related to unvested restricted stock awards was approximately $548,000, which is to be amortized on a straight-line basis over a weighted average period of approximately 1.1 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to AXT, Inc	$2,229	$42	$3,422	$(985)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$2,185	$(2)	$3,290	$(1,117)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	32,110	31,988	32,043	32,262
Effect of dilutive securities:
Common stock options	827	—	425	—
Restricted stock awards	201	—	147	—
Denominator for dilutive net income (loss) per common shares	33,138	31,988	32,615	32,262
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.07	$(0.00)	$0.10	$(0.03)
Diluted	$0.07	$(0.00)	$0.10	$(0.03)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	652	3,037	910	3,037
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	466	—	466

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2016 and December 31, 2015, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Europe (primarily Germany)	$4,995	$4,385	$13,946	$14,992
China	4,766	3,296	12,041	10,154
Japan	3,499	1,939	8,096	7,176
Asia Pacific (excluding China, Taiwan and Japan)	3,239	2,750	8,391	8,277
Taiwan	2,995	4,131	11,779	10,654
North America (primarily the United States)	2,378	1,870	6,827	8,192
Total	$21,872	$18,371	$61,080	$59,445

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Long-lived assets by geographic region, net of depreciation:
North America	$618	$542
China	28,767	30,880
	$29,385	$31,422

Significant Customers

One customer, IQE Group, represented 12% of our revenue for the three months ended September 30, 2016 while two customers, Landmark and IQE Group, represented 14% and 12%, respectively, of our revenue for the three months ended September 30, 2015. Our top five customers, although not the same five customers for each period, represented 38% and 45% of our revenue for the three months ended September 30, 2016 and 2015, respectively.

Two customers, IQE Group and Landmark, represented 11% and 10%, respectively, of our revenue for the nine months ended September 30, 2016, while no customer represented more than 10% of our revenue for the nine months ended September 30, 2015. Our top five customers, although not the same five customers for each period, represented 40% and 39% of our revenue for the nine months ended September 30, 2016 and 2015, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 14% and 10% of our accounts receivable balance as of September 30, 2016, while one customer accounted for 22% of our accounts receivable balance as of December 31, 2015.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning accrued warranty and related costs	$330	$668	$497	$802
Accruals for warranties issued	3	78	26	663
Adjustments related to pre-existing warranties including expirations and changes in estimates	(57)	(4)	(188)	(256)
Cost of warranty repair	(10)	(122)	(69)	(589)
Ending accrued warranty and related costs	$266	$620	$266	$620

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

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$422	$206	$91	$52	$73
Royalty agreement	1,294	575	719	—	—
Total	$1,716	$781	$810	$52	$73

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2016, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $83,000 and $359,000 for the three months ended September 30, 2016 and 2015, respectively. We incurred foreign currency transaction exchange gains of $327,000 and $569,000 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in “other income (expense), net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2016 includes no interest and penalties. As of September 30, 2016, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through December 31, 2001.

Provision for income taxes for the three and nine months ended September 30, 2016 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. We have made a tax election in China whereby certain minimum foreign withholding taxes are treated as an expense and not a tax credit. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and nine months ended September 30, 2016 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S. which has resulted in our deferred tax asset being fully reserved.

Note 15. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee has conducted an investigation of certain potential related-party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

On February 20, 2015, the Board waived any potential inconsistencies with our Code of Conduct and Ethics arising from the transactions identified in the investigation. Also, the Audit Committee approved the related-party nature of such transactions to the extent it had not previously approved such transactions. The Board and Audit Committee specified that such waiver and approval would have retroactive effect to the date of commencement of the transactions covered by such waiver and approval. We incurred approximately $1.8 million of professional service fees during the course of this investigation.

Note 16. Restructuring Charges

In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016, we had completed this restructuring plan and the reduction in force. During the three month period ended September 30, 2016, we incurred no additional restructuring charges.

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

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended September 30, 2016.

In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. We will adopt in fiscal 2020 and is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, which reduces diversity in practice where the FASB was either unclear or did not provide specific guidance for classifying cash payments and receipts in the statement of cash flows for eight specific transactions. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires retrospective application with early application permitted. We are currently evaluating the impact of the future adoption of this standard on our condensed consolidated financial statements.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

It is our understanding that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

The Beijing city government’s economic development bureau has requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.

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

As of September 30, 2016 and December 31, 2015, our accounts receivable, net, balance was $18.4 million and $18.5 million, respectively, which was net of an allowance for doubtful accounts of $484,000 and $561,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2016 and December 31, 2015, our allowance for sales returns was $542,000 and $424,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2016 and December 31, 2015, accrued product warranties totaled $266,000 and $497,000, respectively.

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

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2016 and December 31, 2015, we had an inventory reserve of $11.6 million and $12.0 million, respectively, for excess and obsolete inventory and $297,000 and $625,000, respectively, for lower of cost or market reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of investee’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, fundamental changes to the business prospects of the investee, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We had no write‑downs for the three and nine months ended September 30, 2016 or 2015.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2016 and 2015.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We had no “Assets held for sale” on the condensed consolidated balance sheet as of September 30, 2016 or December 31, 2015.

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

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Total revenue	$21,872	$18,371	$3,501	19.1%	$61,080	$59,445	$1,635	2.8%

Revenue increased $3.5 million, or 19.1%, to $21.9 million for the three months ended September 30, 2016 from $18.4 million for the three months ended September 30, 2015. Revenue increased $1.6 million, or 2.8%, to $61.1 million for the nine months ended September 30, 2016 from $59.4 million for the nine months ended September 30, 2015. The revenue increase for the three months ended September 30, 2016 as compared to the same period in 2015 is a result of strong sales in semi-insulating gallium arsenide and germanium substrates. In addition, raw materials sales also showed strong increase in the three months ended September 30, 2016. For the nine months ended September 30, 2016 the revenue increase was the result of strong substrates sales which was partially offset by a reduction of sales of raw materials.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$4,995	$4,385	$610	13.9%
% of total revenue	23%	24%
China	4,766	3,296	1,470	44.6%
% of total revenue	22%	18%
Japan	3,499	1,939	1,560	80.5%
% of total revenue	16%	11%
Asia Pacific (excluding China, Taiwan and Japan)	3,239	2,750	489	17.8%
% of total revenue	15%	15%
Taiwan	2,995	4,131	(1,136)	(27.5)%
% of total revenue	13%	22%
North America (primarily the United States)	2,378	1,870	508	27.2%
% of total revenue	11%	10%
Total revenue	$21,872	$18,371	$3,501	19.1%

Revenue increased from all regions, with the exception of Taiwan primarily due to an increase in sales of our substrates materials as a result of expanding applications in the marketplace. The decrease in Taiwan results from inventory adjustments by end customers experiencing a slowdown in their demand. The revenue increase for the three months ended September 30, 2016 as compared to the same period in 2015 is a result of strong sales in semi-insulating gallium arsenide and germanium substrates. In addition, raw materials sales also showed strong increase in the three months ended September 30, 2016.

	Nine Months Ended
	September 30,		Increase
	2016	2015	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$13,946	$14,992	$(1,046)	(7.0)%
% of total revenue	23%	25%
China	12,041	10,154	1,887	18.6%
% of total revenue	20%	17%
Taiwan	11,779	10,654	1,125	10.6%
% of total revenue	19%	18%
Asia Pacific (excluding China, Taiwan and Japan)	8,391	8,277	114	1.4%
% of total revenue	14%	14%
Japan	8,096	7,176	920	12.8%
% of total revenue	13%	12%
North America (primarily the United States)	6,827	8,192	(1,365)	(16.7)%
% of total revenue	11%	14%
Total revenue	$61,080	$59,445	$1,635	2.8%

Revenue increased from all regions, with the exception of North America and Europe, primarily due to an increase in sales of all substrate materials as a result of expanding applications in the marketplace. Revenue decreased from Europe and North America primarily due to a decrease in sales of our raw materials and a reduction of the average selling price of gallium.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$7,578	$4,605	$2,973	64.6%	$18,858	$13,739	$5,119	37.3%
Gross Margin %	34.6%	25.1%			30.9%	23.1%

Gross margin increased primarily due to a change in product mix, improvements in yield and manufacturing efficiencies and higher production volume for the three and nine months ended September 30, 2016 as compared to the same periods in 2015.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$3,313	$3,659	$(346)	(9.5)%	$10,106	$12,685	$(2,579)	(20.3)%
% of total revenue	15.1%	19.9%			16.5%	21.3%

Selling, general and administrative expenses decreased $346,000, or 9.5%, to $3.3 million for the three months ended September 30, 2016 from $3.7 million for the three months ended September 30, 2015. The lower selling, general and administrative expenses resulted primarily from lower outside professional consulting service costs and lower personnel-related costs.

Selling, general and administrative expenses decreased $2.6 million, or 20.3%, to $10.1 million for the nine months ended September 30, 2016 from $12.7 million for the nine months ended September 30, 2015. Selling, general and administrative expenses decreased primarily due to the absence of professional service fees incurred in connection with an investigation of potential related-party transactions that concluded in 2015, lower personnel-related costs, lower outside professional consulting service costs, lower stock-based compensation and a decrease in allowance for doubtful accounts.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,566	$1,657	$(91)	(5.5)%	$4,419	$4,287	$132	3.1%
% of total revenue	7.2%	9.0%			7.2%	7.2%

Research and development expenses decreased $91,000, or 5.5% to $1.6 million for the three months ended September 30, 2016 from $1.7 million for the three months ended September 30, 2015. The decrease in research and development expenses for the three months ended September 30, 2016 was primarily due to lower product development and testing costs which is partially offset by an increase of personnel-related costs in 2016 as compared to the same period in 2015.

Research and development expenses increased $132,000, or 3.1% to $4.4 million for the nine months ended September 30, 2016 from $4.3 million for the nine months ended September 30, 2015. The increase in research and development expenses for the nine months ended September 30, 2016 was primarily due to higher personnel-related costs and higher consulting expenses, which are partially offset by lower product development and testing costs in 2016 as compared to the same period in 2015.

Restructuring Charges

In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses of which $122,000 was allocated to noncontrolling interests. As of June 30, 2016, we had completed this restructuring plan and the reduction in force. During the three month period ended September 30, 2016, we incurred no additional restructuring charges.

Interest Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$105	$102	$3	2.9%	$303	$307	$(4)	(1.3)%
% of total revenue	0.5%	0.6%			0.5%	0.5%

Interest income, net remained virtually unchanged for three and nine months ended September 30, 2016 as compared to the same periods in 2015. The small fluctuation in interest income resulted from our mix of investment securities held.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$(581)	$167	$(748)	(447.9)%	$(1,437)	$777	$(2,214)	(284.9)%
% of total revenue	(2.7)%	0.9%			(2.4)%	1.3%

Equity in earnings (loss) of unconsolidated joint ventures is primarily net income (loss) from our minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures decreased $748,000 to a loss of $581,000 for the three months ended September 30, 2016 from a gain of $167,000 for the three months ended September 30, 2015. Equity in earnings of unconsolidated joint ventures decreased $2.2 million to a loss of $1.4 million for the nine months ended September 30, 2016 from a gain of $777,000 for the nine months ended September 30, 2015. The decrease in 2016 was a result of declining average selling prices and selling volume in the raw materials businesses.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Other income, net	$164	$496	$(332)	(66.9)%	$682	$1,755	$(1,073)	(61.1)%
% of total revenue	0.7%	2.7%			1.1%	3.0%

Other income, net decreased primarily due to a lower realized gain recognized from sales of available-for-sale investments, lower foreign exchange gain and a lower government subsidy received from our China subsidiary in the three and nine months ended September 30, 2016 as compared to the same periods in 2015.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$176	$7	$169	2,414.3%	$713	$334	$379	113.5%
% of total revenue	0.8%	0.0%			1.2%	0.6%

Provision for income taxes for the three and nine months ended September 30, 2016 were $176,000 and $713,000, respectively, which were mostly related to our China subsidiary and our three consolidated joint ventures in China. No income taxes or benefits have been provided for U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2016	2015	(Decrease)	% Change	2016	2015	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Noncontrolling interests	$(18)	$5	$(23)	(460.0)%	$(480)	$257	$(737)	(286.8)%
% of total revenue	(0.1)%	0.0%			(0.8)%	0.4%

The downward trends in noncontrolling interests’ share of earnings and eventual switch to a share of losses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 were due to lower profitability from our three consolidated subsidiaries in China as profits from sales of raw materials have decreased due to declining average selling prices, which also led to a write down in inventory at one of the consolidated joint ventures.

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

As of September 30, 2016, our principal source of liquidity was $47.3 million which consisted of cash and cash equivalents of $29.7 million, short-term investments of $9.5 million and long-term investments of $8.1 million. In the nine months ended September 30, 2016, cash and cash equivalents increased by $4.8 million and short-term and long-term investments decreased by $1.5 million. The increase in cash and cash equivalents of $4.8 million in the nine months ended September 30, 2016 was primarily due to net cash provided by operating activities of $5.5 million and net cash provided by financing activities of $0.4 million, which were partially offset by net cash used in investing activities of $0.6 million and the effect of exchange rate changes of $0.5 million. As of September 30, 2016, we and our consolidated joint ventures held approximately $19.8 million in cash and investments in foreign bank accounts. This consists of $14.1 million held by our wholly owned subsidiary in China and $5.7 million held by our three partially-owned consolidated subsidiaries in China. Of this $19.8 million, approximately $12.6 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

As of September 30, 2015, our principal source of liquidity was $45.4 million which consisted of cash and cash equivalents of $26.2 million, short-term investments of $8.5 million and long-term investments of $10.7 million. The decrease in cash and cash equivalents of $2.6 million in the nine months ended September 30, 2015 was primarily due to net cash used in investing activities of $2.1 million, and net cash used in financing activities of $2.2 million, and offset by net cash provided by operating activities of $2.3 million and the effect of exchange rate changes of $581,000. As of September 30, 2015, we and our consolidated joint ventures held approximately $18.6 million in cash and investments in foreign bank accounts. This consists of $12.1 million held by our wholly owned subsidiary in China and $6.5 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.6 million, approximately $12.2 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

Net cash provided by operating activities of $5.5 million for the nine months ended September 30, 2016 was primarily comprised of a net income of $2.9 million, adjusted for non-cash items of depreciation of $3.6 million, loss on equity method investments of $1.4 million and stock-based compensation of $0.8 million, which were partially offset by realized gain on sales of investments of $0.4 million and a net change of $2.8 million in operating assets and liabilities.

Net cash provided by operating activities of $2.3 million for the nine months ended September 30, 2015 was primarily comprised of an adjustment of non-cash items of depreciation of $4.2 million, amortization of marketable securities premium of$168,000, stock-based compensation of $1.1 million, provision for doubtful accounts of $211,000, loss on disposal property and equipment of $16,000 offset by our net loss of $728,000, realized gain on sales of investments of $859,000, gain on equity investments of $777,000 and a net change of $1.0 million in operating assets and liabilities.

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2016 was primarily from the purchase of marketable investment securities totaling $10.8 million and the purchase of property, plant and equipment of $2.2 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $12.3 million.

Net cash used in investing activities of $2.1 million for the nine months ended September 30, 2015 was primarily from the net purchases of marketable investment securities of $13.0 million and the purchase of property, plant and equipment of $3.5 million and investment in non-marketable equity investments of $162,000, partially offset by proceeds from maturities and sales of available-for-sale securities of $14.3 million and return of equity method investments of $286,000.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2016, which mainly consisted of proceeds from common stock exercised.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. During the nine months ended September 30, 2016, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2016, approximately $2.7 million remained available for future repurchases under this program. See Item 2, Unregistered Sales of Equity Securities and Use of Proceeds in Part II, Other Information, for additional information.

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.  We expect that we will eventually relocate our gallium arsenide production line but the timeline for relocating this production line has not yet been determined by the China central government. The anticipated relocation of at least our gallium arsenide operations in Beijing will require the use of our cash, but no estimate can be made at this time.  Funds could be drawn from our existing cash on hand as well as through the sale of part of our current manufacturing facility in China.  We believe we have adequate cash, investments and real estate to successfully finance the anticipated relocation of our manufacturing operation.

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

On October 24, 2016, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60,000,000 of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We intend to use the net proceeds from the sale of securities under the shelf registration statement for general corporate purposes, which may include working capital, capital expenditures, other corporate expenses and acquisitions of complementary products, technologies or businesses.

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

Outstanding contractual obligations as of September 30, 2016 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$422	$206	$91	$52	$73
Royalty agreement	1,294	575	719	—	—
Total	$1,716	$781	$810	$52	$73

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Production and Revenue Disruption Risk

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

It is our understanding that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

The Beijing city government’s economic development bureau has requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site. The anticipated relocation of all or part of our operations will require us to develop and execute an orderly relocation plan.  A failure to properly execute a relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2016 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2016	Rate	Income	Income	Income
Cash and cash equivalents	$29,661	0.65%	$193	$174	$212
Investments in marketable debt	17,504	1.20%	210	189	231
			$403	$363	$443

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 14% and 10% of our accounts receivable balance as of September 30, 2016 while one customer accounted for 22% of our accounts receivable balance as of December 31, 2015.

Equity Risk

We maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our consolidated joint ventures. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2016 and December 31, 2015, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $7.0 million and $7.9 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $3.5 million and $4.1 million, respectively.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting was made in the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Our gross profit margin has fluctuated from 34.6% in the quarter ended September 30, 2016 to 17.1% for the quarter ended December 31, 2015.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

It is our understanding that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

The Beijing city government’s economic development bureau has requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has been slow to take further action and our application remains open while we continue to make preparations in good faith to eventually relocate our gallium arsenide production.  If our application is denied in the future then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

Problems incurred in our 10 partially owned joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these entities ranges from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other venture partners. Several of these venture partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If any of our joint venture partners in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint venture companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our joint venture may have to source materials from another independent third party supplier, resulting in reduced gross margin.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, the average selling prices for many of the raw materials produced have continued to decline and have had a negative impact on our recent financial performance.  In particular, the selling prices for 4N gallium and for germanium have been driven down by oversupply and, in the second half of 2015 and in 2016, hurt our total revenue and reduced our gross margin.  Low selling prices for raw materials continue and will have a detrimental impact on our 2016 financial performance. There can be no assurance that the oversupply will be corrected by the market. Further, in the fourth quarter of 2015, one of our consolidated subsidiaries incurred a lower of cost or market inventory write down, which negatively impacted our consolidated gross margin. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures and could adversely affect our margins. In order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. There is no assurance that any changes effected by us will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or improve our gross margins.

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

Although there was only one customer that represented more than 10% of our revenue for the three months ended September 30, 2016, we believe that a significant portion of our future revenue could be derived from a limited number of substrate customers. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced slower bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products, including larger diameter substrates, low defect density substrates and product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The life cycles of our products are difficult to predict. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.

It is our understanding that there are a number of factors that the Beijing city government could consider that could extend the timeline for our relocation and exempt certain other companies from being asked to relocate under any master development plan.  We believe these factors include, among other factors, the stability and credibility of a company, including its reputation; a company that is a publicly listed company, including a company that is publicly listed in the U.S.; high-technology companies; and companies that represent a center of excellence within Beijing (i.e., a company that has received awards and commemorative plaques from the Beijing city government for, among other things, the issuance to the company of a certain number of patents, being a technology development center or hosting postdoctoral research).  We believe that we satisfy each of these factors and, accordingly, we may have some flexibility when we work with the government to develop our relocation plan.

The Beijing city government’s economic development bureau has requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and R&D center.  We believe we will still relocate gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.

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

We anticipate that our existing cash resources will fund our operations and purchases of capital equipment, as well as provide adequate working capital for the next twelve months. However, our liquidity is affected by many factors including, among others, securing land use rights and facilities for the relocation of our gallium arsenide product line, the extent to which we pursue on-going capital expenditures, the level of our production, and other factors related to the uncertainties of the industry and global economies. If we fail to manage business contractions successfully we may draw down our cash reserves, which would adversely affect our financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash. Accordingly, there can be no assurance that events in the future will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all. As part of our effort to reduce costs, we may lose key staff, production resources and technology that we will need to replenish when end markets recover. These events could reduce our ability to grow profitably as markets recover.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
•	decline in general economic conditions or downturns in the industry in which we compete;
•	disruptions during the relocation of our gallium arsenide product line;
•	fluctuations in demand for our products;
•	expansion of our manufacturing capacity;
•	expansion of our operations in China;
•	limited availability and increased cost of raw materials;
•	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
•	fluctuation of our manufacturing yields;
•	decreases in the prices of our or our competitors’ products;
•	costs incurred in connection with any future acquisitions of businesses or technologies; and
•	increases in our expenses, including expenses for research and development.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has been slow to take further action and our application remains open while we continue to make preparations in good faith to eventually relocate our gallium arsenide production.  If our application is denied in the future, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased in the nine month ended September 30, 2016 under this program. As of September 30, 2016, approximately $2.7 million remained available for future repurchases under this program.

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

AXT, INC.

Dated: November 4, 2016	By:	/s/ MORRIS S. YOUNG
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