Form 10-Q
period 2017-03-31
AXT INC
filed 2017-05-08
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common Stock, $0.001 par value	38,580,843

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$56,512	$36,152
Short-term investments	20,483	11,415
Accounts receivable, net of allowances of $977 and $1,013 as of March 31, 2017 and December 31, 2016	17,649	14,453
Inventories	39,195	40,152
Related party notes receivable – current	159	—
Prepaid expenses and other current assets	4,663	5,114
Total current assets	138,661	107,286
Long-term investments	9,762	6,156
Property, plant and equipment, net	27,141	27,805
Related party notes receivable – long-term	—	157
Other assets	11,853	12,842
Total assets	$187,417	$154,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,159	$6,691
Accrued liabilities	7,906	9,260
Total current liabilities	16,065	15,951
Long-term portion of royalty payments	431	575
Other long-term liabilities	232	330
Total liabilities	16,728	16,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2017 and December 31, 2016 (Liquidation preference of $6.7 million and $6.6 million as of March 31, 2017 and December 31, 2016)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 38,581 and 33,032 shares issued and outstanding as of March 31, 2017 and December 31, 2016	39	33
Additional paid-in capital	227,158	194,177
Accumulated deficit	(64,320)	(64,985)
Accumulated other comprehensive income	550	253
Total AXT, Inc. stockholders’ equity	166,959	133,010
Noncontrolling interests	3,730	4,380
Total stockholders’ equity	170,689	137,390
Total liabilities and stockholders’ equity	$187,417	$154,246

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$20,616	$18,713
Cost of revenue	14,328	13,460
Gross profit	6,288	5,253
Operating expenses:
Selling, general and administrative	3,793	3,374
Research and development	1,124	1,381
Total operating expenses	4,917	4,755
Income from operations	1,371	498
Interest income, net	98	98
Equity in loss of unconsolidated joint ventures	(933)	(456)
Other income, net	48	190
Income before provision for income taxes	584	330
Provision for income taxes	159	397
Net income (loss)	425	(67)
Less: Net loss attributable to noncontrolling interests	240	109
Net income attributable to AXT, Inc.	$665	$42
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.00)	*
Diluted	$0.02	$(0.00)	*
Weighted average number of common shares outstanding:
Basic	34,210	32,002
Diluted	35,624	32,002

* Net loss to AXT, Inc. per common share is a result of the accrual of preferred dividend liquidation preference during the three months ended March 31, 2016.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016

Net income (loss)	$425	$(67)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain, net of tax	475	302
Change in unrealized (loss) gain on available-for-sale investments, net of tax	(123)	25
Total other comprehensive income, net of tax	352	327
Comprehensive income	777	260
Less: Comprehensive loss attributable to noncontrolling interests	185	65
Comprehensive income attributable to AXT, Inc.	$962	$325

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	March 31,
	2017		2016
Cash flows from operating activities:
Net income (loss)	$425		$(67)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,140		1,178
Amortization of marketable securities premium	27		38
Impairment charge on equity investee	313		—
Stock-based compensation	312		253
Realized gain on sale of available-for-sale securities	(77)		(181)
Loss from equity method investments, net	620		456
Changes in operating assets and liabilities:
Accounts receivable	(3,156)		(1,223)
Inventories	1,065		(756)
Prepaid expenses and other current assets	318		(281)
Other assets	246		114
Accounts payable	1,424		1,557
Accrued liabilities	(1,373)	*	(1,051)	*
Other long-term liabilities, including royalties	(211)		(148)
Net cash provided by (used in) operating activities	1,073		(111)
Cash flows from investing activities:
Purchases of equipment	(268)		(795)
Purchases of available-for-sale securities	(21,716)		(4,138)
Proceeds from sales and maturities of available-for-sale securities	8,970		5,170
Net cash provided by (used in) investing activities	(13,014)		237
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	32,675		—
Dividends paid by joint ventures to their minority shareholders	(465)		(39)
Net cash provided by (used in) financing activities	32,210		(39)
Effect of exchange rate changes on cash and cash equivalents	91		105
Net increase in cash and cash equivalents	20,360		192
Cash and cash equivalents at the beginning of the period	36,152		24,875
Cash and cash equivalents at the end of the period	$56,512		$25,067
Supplemental disclosures:
Income taxes paid, net of refunds	—		—

* Dividend accrued but not paid by joint ventures of $503 and $552 was included in accrued liabilities as of March 31, 2017 and March 31, 2016, respectively.

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

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income (loss) or total assets.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing JinMei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For partially-owned subsidiaries that we consolidate, we reflect the noncontrolling interest of the portion we do not own on our condensed consolidated balance sheets in stockholders’ equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2017 and December 31, 2016, our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$55,818	$—	$—	$55,818	$23,948	$—	$—	$23,948
Cash equivalents:
Certificates of deposit [1]	694	—	—	694	12,204	—	—	12,204
Total cash and cash equivalents	56,512	—	—	56,512	36,152	—	—	36,152
Investments (available-for-sale):
Certificates of deposit [2]	6,928	1	(10)	6,919	8,999	1	(20)	8,980
Corporate bonds	23,395	—	(69)	23,326	8,479	—	(47)	8,432
Corporate equity securities	—	—	—	—	48	111	—	159
Total investments	30,323	1	(79)	30,245	17,526	112	(67)	17,571
Total cash, cash equivalents and investments	$86,835	$1	$(79)	$86,757	$53,678	$112	$(67)	$53,723
Contractual maturities on investments:
Due within 1 year [3]	$20,522			$20,483	$11,325			$11,415
Due after 1 through 5 years [4]	9,801			9,762	6,201			6,156
	$30,323			$30,245	$17,526			$17,571

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. We have no investments in auction rate securities. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. During the three months ended March 31, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments was $246,000. Our cost was $65,000 and our gross realized gain from sales of available-for-sale investments was $181,000. During the three months ended March 31, 2017, we sold the remainder of our GHI stock and our cash proceeds from sales of available-for-sale investments was $125,000. Our cost was $48,000 and our gross realized gain from sales of available-for-sale investments was $77,000. As of March 31, 2017, we no longer hold any GHI stock.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of March 31, 2017 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on March 31, 2017. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2017 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,260	$(10)	$240	$—	$4,500	$(10)
Corporate bonds	21,624	(68)	1,702	(1)	23,326	(69)
Total in loss position	$25,884	$(78)	$1,942	$(1)	$27,826	$(79)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2016	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$5,211	$(20)	$1,200	$—	$6,411	$(20)
Corporate bonds	5,037	(35)	3,395	(12)	8,432	(47)
Total in loss position	$10,248	$(55)	$4,595	$(12)	$14,843	$(67)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “other assets” in the condensed consolidated balance sheets and totaled $10.4 million and $11.3 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, there were seven companies accounted for under the equity method. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies. Management determined that it is unlikely that this company will recover from the difficult pricing environment and we have written the investment down to zero.  We had no impairment charges for the three months ended March 31, 2016.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2017. There have been no transfers between fair value measurements levels during the three months ended March 31, 2017.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2017 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$7,613	$—	$7,613	$—
Corporate bonds	23,326	—	23,326	—
Total	$30,939	$—	$30,939	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies.  Management determined that it is unlikely that this company will recover from the difficult pricing environment and we have written the investment down to zero. Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three months ended March 31, 2017 and 2016.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2017	2016
Inventories:
Raw materials	$16,422	$17,485
Work in process	20,534	20,410
Finished goods	2,239	2,257
	$39,195	$40,152

As of March 31, 2017 and December 31, 2016, carrying values of inventories were net of inventory reserves of $12.1 million and $12.0 million, respectively, for excess and obsolete inventory and $86,000 and $254,000, respectively, for lower of cost or market reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2017	2016
Property, plant and equipment:
Machinery and equipment, at cost	$41,556	$41,254
Less: accumulated depreciation and amortization	(38,170)	(37,311)
Building, at cost	29,832	29,600
Less: accumulated depreciation and amortization	(10,011)	(9,654)
Leasehold improvements, at cost	4,975	4,942
Less: accumulated depreciation and amortization	(3,751)	(3,608)
Construction in progress	2,710	2,582
	$27,141	$27,805

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2017	2016
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	1,622	2,610
Current portion of royalty payments	575	575
Dividends payable by consolidated joint ventures	503	499
Accrued professional services	243	583
Accrued income taxes	212	203
Accrued product warranty	133	251
Other accrued liabilities	1,717	1,638
	$7,906	$9,260

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of March 31, 2017 and December 31, 2016, we included $1.3 and $1.4 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts payable of $1.9 million and $1.8 million, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

JiYa also sold raw materials to one of its equity investment entities for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts receivable of $315,000 and $313,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales to the customer and as of March 31, 2017 the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2017 and 2016, JinMei has recorded $1,000 and $0 income, respectively, from agency sales, which were included in “Other income, net” in the condensed consolidated statements of operations.

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

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd.(“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of March 31, 2017, the balance of $107,000 was included in

“Related party notes receivable – current”. As of December 31, 2016, the balance of $107,000 was included in “Related party notes receivable – long term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $44,000 to Dongfang. The loan bears interest at 6.15% per annum and the principal and accrued interest totaling $52,000 as of March 31, 2017 are due on December 31, 2017. As of March 31, 2017, this balance, including both principal and accrued interest, was included in “Related party notes receivable – current” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts payable of $233,000 and $210,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts payable of $275,000 and $377,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts payable of $596,000 and $246,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $174,000 to one of its executive employees. This loan is secured by the executive employee’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. As of March 31, 2017 and December 31, 2016, both principal and accrued interest were included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of JiYa’s equity investment entities for production in the ordinary course of business. As of March 31, 2017 and December 31, 2016, amounts payable of $146,000 and $146,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd. (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of March 31, 2017 and December 31, 2016, amounts payable to Kaide of $315,000 and $323,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2017	2016	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,352	$1,498	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	4,036	4,000	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	886	1,101	Equity	25%
	$6,274	$6,599

Our ownership of JiYa is 46%. We continue to consolidate JiYa as we are the founding and largest shareholder, appoint the general manager and controller and have the ability to exercise control in substance over the long-term strategic decisions made. Our Chief Executive Officer is chairman of the JiYa board and we have appointed one other representative, Davis Zhang, to serve on the board.  Mr. Zhang was an executive officer of AXT for 27 years. Further, our Chief Financial Officer, Gary Fischer, is on the board of supervisors of JiYa.

Our ownership of JinMei is 83%. We continue to consolidate JinMei as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the board.

Our ownership of BoYu is 70%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

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

During the three months ended March 31, 2017 and 2016, the three consolidated joint ventures generated a loss of $12,000 and $175,000, respectively, of which a loss of $240,000 and $109,000, respectively, were allocated to non-controlling interests, resulting in a gain of $228,000 and a loss of $66,000, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $6.3 million and $6.6 million as of March 31, 2017 and December 31, 2016. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2017 and December 31, 2016, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.1 million and $4.7 million, respectively.

The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies.  During the three months ended March 31, 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we have written the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$5,455	$3,507
Gross profit	$3,722	$46
Operating loss	$(837)	$(1,118)
Net loss	$(1,705)	$(1,708)

Our portion of the entity loss, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $933,000 and $456,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2016	$3,532	$33	$194,177	$(64,985)	$253	$133,010	$4,380	$137,390
Common stock options exercised	—	1	756	—	—	757	—	757
Stock-based compensation	—	—	312	—	—	312	—	312
Issuance of common stock, net of stock issuance costs of $2,246	—	5	31,913	—	—	31,918	—	31,918
Net (loss) income	—	—	—	665	—	665	(240)	425
Dividends declared by joint ventures	—	—	—	—	—	—	(465)	(465)
Other comprehensive loss	—	—	—	—	297	297	55	352
Balance as of March 31, 2017	$3,532	$39	$227,158	$(64,320)	$550	$166,959	$3,730	$170,689

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2017 and 2016.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016. During the three months ended March 31, 2017, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2017, approximately $2.7 million remained available for future repurchases under this program.

Note 9. Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC topic 718, Compensation-Stock Compensation (“ASC 718”), which established accounting for stock-based awards exchanged for employee services. Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period of the award. All of our stock compensation is accounted for as an equity instrument.

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$8	$5
Selling, general and administrative	256	200
Research and development	48	48
Total stock-based compensation	312	253
Tax effect on stock-based compensation	—	—
Net effect on net income	$312	$253

As of March 31, 2017, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.8 million, net of estimated forfeitures of $116,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.7 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2017 and December 31, 2016 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were 60,000 options with a weighted-average grant date fair values of $2.76 per share granted in the three months ended March 31, 2017. There were 68,000 options with weighted-average grant date fair values of $1.01 granted in the three months ended March 31, 2016. The fair values of our stock options granted to employees for the three months ended March 31, 2017 and 2016 were estimated using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Expected term (in years)	5.9	4.0
Volatility	46.71%	49.21%
Expected dividend	—%	—%
Risk-free interest rate	2.08%	1.38%

The following table summarizes the stock option transactions during the three months ended March 31, 2017 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2017	3,294	$3.38	7.23	$5,301
Granted	60	5.95
Exercised	(242)	3.13
Canceled and expired	(14)	2.18
Balance as of March 31, 2017	3,098	$3.46	7.17	$7,304
Options vested as of March 31, 2017 and unvested options expected to vest, net of forfeitures	3,032	$3.44	7.13	$7,194
Options exercisable as of March 31, 2017	1,609	$3.40	5.71	$3,896

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $5.80 on March 31, 2017, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2017 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2017	325	$3.27
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2017	325	$3.27

As of March 31, 2017, the unamortized compensation costs related to unvested restricted stock awards was approximately $755,000, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

Note 10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options and vesting of restricted stock awards. Potentially dilutive common shares are excluded from the computation of weighted-average number of common shares outstanding in net loss years, as their effect would be anti-dilutive to the computation.

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net income attributable to AXT, Inc	$665	$42
Less: Preferred stock dividends	(44)	(44)
Net income (loss) available to common stockholders	$621	$(2)
Denominator:
Denominator for basic net income (loss) per share - weighted average common shares	34,210	32,002
Effect of dilutive securities:
Common stock options	1,220	—
Restricted stock awards	194	—
Denominator for dilutive net income (loss) per common shares	35,624	32,002
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.00)
Diluted	$0.02	$(0.00)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	639	3,313
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	—	339

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2017 and December 31, 2016, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2017	2016
Product Type:
Substrates	$16,609	$15,852
Raw Materials and Others	4,007	2,861
Total	$20,616	$18,713

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2017	2016
Europe (primarily Germany)	$5,598	$4,378
China	4,422	3,092
Taiwan	3,318	4,135
Japan	3,140	1,902
Asia Pacific (excluding China, Taiwan and Japan)	2,071	2,750
North America (primarily the United States)	2,067	2,456
Total	$20,616	$18,713

 Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2017	2016
Long-lived assets by geographic region, net of depreciation:
North America	$218	$318
China	26,923	27,487
	$27,141	$27,805

Significant Customers

One customer, Osram Opto, represented 11% of our revenue for the three months ended March 31, 2017 while one customer, IQE Group, represented 12% of our revenue for the three months ended March 31, 2016. Our top five customers, although not the same five customers for each period, represented 35% and 41% of our revenue for the three months ended March 31, 2017 and 2016, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 12% of our accounts receivable balance as of March 31, 2017, while one customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning accrued warranty and related costs	$251	$497
Accruals for warranties issued	33	19
Adjustments related to pre-existing warranties including expirations and changes in estimates	(105)	(67)
Cost of warranty repair	(46)	(18)
Ending accrued warranty and related costs	$133	$431

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

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$309	$150	$59	$49	$51
Royalty agreement	1,006	575	431	—	—
Total	$1,315	$725	$490	$49	$51

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2017, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred foreign currency transaction exchange gains of $15,000 and $75,000 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in “Other income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2017 includes no interest and penalties. As of March 31, 2017, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions.

Provision for income taxes for the three months ended March 31, 2017 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2017 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

Note 15. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee had conducted an investigation of certain potential related-party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

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

Note 16. Restructuring Charges

In the second quarter of 2016, we restructured the operations of JiYa, which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016, we had completed this restructuring plan and the reduction in force.

During the three months ended March 31, 2017 and 2016, we incurred no restructuring charges.

Note 17. Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, which made changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update will be effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We are currently assessing the impact of the future adoption of this standard on our condensed consolidated financial statements.

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

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended March 31, 2017.

In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. We will adopt in fiscal 2019 and are currently evaluating the impact of the guidance on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under the amended guidance, the investor should apply the equity method prospectively from the date the investment qualifies for the equity method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. We adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. We adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements. No excess income tax benefit or tax deficiencies have been recorded as a result of the adoption and there will be no change to accumulated deficit with respect to previously unrecognized excess tax benefits. The Company is electing to continue to account for forfeitures on an estimated basis. We have elected to present the condensed consolidated statements of cash flows on a prospective transition method and no prior periods have been adjusted.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, the relocation of our manufacturing operations in China and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements included elsewhere in this report.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are advised that the China central government intends to be the final authority in this matter and is committed to having a master plan that is reasonable and orderly. We believe the China central government will undertake a comprehensive review of the master development plan, which will add time to the process.  We are working with the government and are forming a plan to identify a new manufacturing site, acquire land use rights for such site, construct a facility and move our gallium arsenide production line.  We intend to complete this relocation by the end of 2018 or the first half of 2019.

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

As of March 31, 2017 and December 31, 2016, our accounts receivable, net balance was $17.6 million and $14.5 million, respectively, which was net of an allowance for doubtful accounts of $653,000 and $653,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2017 and December 31, 2016, our allowance for sales returns was $324,000 and $360,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2017 and December 31, 2016, accrued product warranties totaled $133,000 and $251,000, respectively.

The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or market. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2017 and December 31, 2016, we had an inventory reserve of $12.1 million and $12.0 million, respectively, for excess and obsolete inventory and $86,000 and $254,000, respectively, for lower of cost or market reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our non-consolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies.  Management determined that it is unlikely that this company will recover from the difficult pricing environment and we have written the investment down to zero.  We had no write down for the three months ended March 31, 2016.

Fair Value of Investments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2017 and 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  ASU 2016-09 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted this ASU as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our condensed consolidated financial statements.

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

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
Product Type:	($ in thousands)
Substrates	$16,609	$15,852	$757	4.8%
Raw Materials and Others	4,007	2,861	$1,146	40.1%
Total revenue	$20,616	$18,713	$1,903	10.2%

Revenue increased $1.9 million, or 10.2%, to $20.6 million for the three months ended March 31, 2017 from $18.7 million for the three months ended March 31, 2016. The revenue increase for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily the result of stronger raw material sales performance from our consolidated subsidiaries and higher demand for our gallium arsenide wafers from our major customers, both of which resulted in higher overall units sold while average selling prices remained consistent. Additionally, the average selling price of purified gallium (greater than 4N purity) began to stabilize as demand increased and the market became less oversupplied, which contributed to the recovery of our raw material sales.

Revenue by Geographic Region

	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$5,598	$4,378	$1,220	27.9%
% of total revenue	27%	23%
China	4,422	3,092	1,330	43.0%
% of total revenue	22%	17%
Taiwan	3,318	4,135	(817)	(19.8)%
% of total revenue	16%	22%
Japan	3,140	1,902	1,238	65.1%
% of total revenue	15%	10%
Asia Pacific (excluding China, Taiwan and Japan)	2,071	2,750	(679)	(24.7)%
% of total revenue	10%	15%
North America (primarily the United States)	2,067	2,456	(389)	(15.8)%
% of total revenue	10%	13%
Total revenue	$20,616	$18,713	$1,903	10.2%

The combined revenue from Europe, China and Japan increased $3.8 million to $13.2 million for the three months ended March 31, 2017 from $9.4 million for the three months ended March 31, 2016. The revenue increase for the three months ended March 31, 2017 as compared to the same period in 2016 was a result of an increase in our substrate products and raw materials sales.

Except for China and Japan, revenue from other Asian countries and North America decreased $1.9 million for the three months ended March 31, 2017 to $7.4 million from $9.3 million for the three months ended March 31, 2016. The revenue decrease for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to a decrease in our substrate product sales in these regions. In addition, raw materials sales in these regions also decreased slightly in the three months ended March 31, 2017.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,288	$5,253	$1,035	19.7%
Gross Margin %	30.5%	28.1%

Gross profit increased $1.0 million, or 19.7%, to $6.3 million for the three months ended March 31, 2017 from $5.3 million for the three months ended March 31, 2016. Gross margin increased primarily due to lower raw material costs, overall consistent improvements in yield and manufacturing efficiencies and higher production volume for the three months ended March 31, 2017 as compared to the same period in 2016. However, the effect of these favorable factors was partially offset by higher manufacturing costs, including negative job variances, incurred as we sought to make on-time shipments after the electrical fire in our Beijing facility on the evening of March 15, 2017.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$3,793	$3,374	$419	12.4%
% of total revenue	18.4%	18.0%

Selling, general and administrative expenses increased $419,000, or 12.4%, to $3.8 million for the three months ended March 31, 2017 from $3.4 million for the three months ended March 31, 2016. The higher selling, general and administrative expenses were primarily from higher personnel-related costs and from expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on the evening of March 15, 2017.

Research and Development

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Research and development	$1,124	$1,381	$(257)	(18.6)%
% of total revenue	5.5%	7.4%

Research and development expenses decreased $257,000, or 18.6% to $1.1 million for the three months ended March 31, 2017 from $1.4 million for the three months ended March 31, 2016. The decrease in research and development expenses for the three months ended March 31, 2017 was substantially due to the lower use of raw materials in development programs at one of our consolidated subsidiaries. This decrease was partially offset by the increase of expenses incurred from our substrate and pBN research and development activities.

Interest Income, Net

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Interest income, net	$98	$98	$—	—%
% of total revenue	0.5%	0.5%

Interest income, net remained unchanged for three months ended March 31, 2017 as compared to the same period in 2016. The consistent level of interest income resulted from our similar mix of investment securities held.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Equity in loss of unconsolidated joint ventures	$(933)	$(456)	$(477)	104.6%
% of total revenue	(4.5)%	(2.4)%

Equity in loss of unconsolidated joint ventures is the aggregate net loss from our seven minority-owned joint ventures that are not consolidated. Equity in loss of unconsolidated joint ventures increased $477,000 to a loss of $933,000 for the three months ended March 31, 2017 from a loss of $456,000 for the three months ended March 31, 2016. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies.  Management determined that it is unlikely that this company will recover from the difficult pricing environment and we have written the investment down to zero. There were no such impairment charges in the three months ended March 31, 2016.

Other Income, Net

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Other income, net	$48	$190	$(142)	(74.7)%
% of total revenue	0.2%	1.0%

Other income, net decreased $142,000, or 74.7%, to $48,000 for the three months ended March 31, 2017 from $190,000 for the three months ended March 31, 2016. Other income, net decreased primarily due to a lower realized gain recognized from sales of available-for-sale investments in the three months ended March 31, 2017 as compared to the same period in 2016.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$159	$397	$(238)	(59.9)%
% of total revenue	0.8%	2.1%

Provision for income taxes for the three months ended March 31, 2017 was $159,000, which was mostly related to our China subsidiary and our three consolidated joint venture companies in China. No income taxes or benefits have been provided for our U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which have resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Noncontrolling interests	$(240)	$(109)	$(131)	120.2%
% of total revenue	(1.2)%	(0.6)%

The increase in noncontrolling interests’ share of losses for the three months ended March 31, 2017 as compared to the same period in 2016 was due to lower profitability from one of our three consolidated subsidiaries in China as profits from sales of raw materials, primarily from 4N gallium, have decreased due to declining average selling prices.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds.

As of March 31, 2017, our principal source of liquidity was $86.8 million, which consisted of cash and cash equivalents of $56.5 million, short-term investments of $20.5 million and long-term investments of $9.8 million. In the three months ended March 31, 2017, cash and cash equivalents increased by $20.4 million and short-term and long-term investments increased by $12.7 million. The increase in cash and cash equivalents of $20.4 million in the three months ended March 31, 2017 was primarily due to net cash provided by operating activities of $1.1 million and net cash provided by financing activities of $32.2 million primarily due to the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017, which were partially offset by net cash used in investing activities of $13.0 million. As of March 31, 2017, we and our consolidated joint ventures held approximately $14.1 million in cash and investments in foreign bank accounts. This consists of $7.5 million held by our wholly owned subsidiary in China and $6.6 million held by our three partially-owned consolidated subsidiaries in China. Of this $14.1 million, approximately $7.9 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carry forward would offset the taxes due.

As of March 31, 2016, our principal source of liquidity was $43.3 million, which consisted of cash and cash equivalents of $25.1 million, short-term investments of $9.1 million and long-term investments of $9.2 million. In the three months ended March 31, 2016, cash and cash equivalents increased by $192,000 and short-term and long-term investments decreased by $864,000. The increase in cash and cash equivalents of $192,000 in the three months ended March 31, 2016 was primarily due to net cash provided by investing activities of $237,000 and the effect of exchange rate changes of $105,000, which were partially offset by net cash used in operating activities of $111,000 and net cash used in financing activities of $39,000. As of March 31, 2016, we and our consolidated joint ventures held approximately $18.7 million in cash and investments in foreign bank accounts. This consists of $13.8 million held by our wholly owned subsidiary in China and $4.9 million held by our three partially-owned consolidated subsidiaries in China. Of this $18.7 million, approximately $11.9 million would not be available for use in the United States without paying United States income taxes.

Net cash provided by operating activities of $1.1 million for the three months ended March 31, 2017 was primarily comprised of a net income of $0.4 million, adjusted for non-cash items of depreciation and amortization of $1.1 million, loss on equity method investments of $0.6 million, impairment charge on equity investee of $0.3million and stock-based compensation of $0.3 million, which were partially offset by a net change of $1.7 million in operating assets and liabilities.

Net cash used in operating activities of $0.1 million for the three months ended March 31, 2016 was primarily comprised of net loss of $0.1 million, adjusted for non-cash items of realized gain on sales of investments of $0.2 million and a net change of $1.8 million in operating assets and liabilities which were partially offset by depreciation of $1.2 million, stock-based compensation of $0.3 million and loss on equity method investments of $0.5 million.

Net cash used in investing activities of $13.0 million for the three months ended March 31, 2017 was primarily from the purchase of marketable investment securities totaling $21.7 million and the purchase of property, plant and equipment of $0.3 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $9.0 million.

Net cash provided by investing activities of $0.2 million for the three months ended March 31, 2016 was primarily from proceeds from maturities and sales of available-for-sale securities of $5.2 million which was partially offset by the purchase of investments totaling $4.1 million and the purchase of equipment of $0.8 million.

Net cash provided by financing activities was $32.2 million for the three months ended March 31, 2017, which mainly consisted of $31.9 million net proceeds from the issuance of 5,307,692 shares of common stock as a result of our March 2017 stock offering and net proceeds of $0.8 million on the issuance of common stock pursuant to stock option exercises, which were partially offset by net dividends paid by our joint ventures of $0.5 million.

Net cash used in financing activities was $39,000 for the three months ended March 31, 2016, which consisted of the net dividends paid by our joint ventures.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During the three months ended March 31, 2017, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2017, approximately $2.7 million remained available for future repurchases under this program.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our board of directors.  We have never paid or declared any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid.  During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million.  If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative dividends on the Series A preferred stock when calculating our earnings per share, and include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets.

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

JinMei, our consolidated joint venture, may need to relocate its manufacturing operations.  JinMei has identified a site and the estimated cost to acquire the land use rights to such site and construct a new building at such site is approximately $6 million.  If JinMei chooses to relocate, we may make a loan to Jin Mei this amount.

We believe that we have adequate cash and investments to meet our operating needs over the next twelve months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

On October 24, 2016, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. On November 4, 2016, the SEC declared the registration statement effective. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer.

On March 2, 2017, we filed with the SEC a final prospectus supplement, pursuant to which we offered and sold 5,307,692 shares of our common stock.  The net proceeds will be used for the purchase of land and the construction of a building needed for the relocation of our gallium arsenide production line, for equipment capital expenditures, working capital for accounts receivable and inventory, possible acquisitions of complementary products, technologies or businesses and other general purposes.

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

Outstanding contractual obligations as of March 31, 2017 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$309	$150	$59	$49	$51
Royalty agreement	1,006	575	431	—	—
Total	$1,315	$725	$490	$49	$51

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of March 31, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2017	Rate	Income	Income	Income
Cash and cash equivalents	$56,512	0.10%	$57	$51	$63
Investments in marketable debt	30,245	1.83%	553	498	608
			$610	$549	$671

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 12% of our accounts receivable balance as of March 31, 2017, while one customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2017 and December 31, 2016, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $6.3 million and $6.6 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.1 million and $4.7 million, respectively. In aggregate, as of March 31, 2017 and December 31, 2016 the total of our direct and indirect investments in the seven companies under the equity method totaled $10.4 million and $11.3 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting was made in the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross profit margin has fluctuated from period to period as a result of shifts in the cost of raw materials, shifts in product mix, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These fluctuations are expected to continue in the future.

We do not control the prices at which our subsidiaries and other joint venture companies sell their raw material products to third parties. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last two years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or market accounting rules. In such events, our gross margin may be adversely impacted. In addition, one of our consolidated subsidiaries has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our consolidated gross margin. This joint venture may in the future continue to experience such capacity constraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. Our gross profit margins have fluctuated from period to period, and these fluctuations are expected to continue in the future. Our gross profit margin had fluctuated from 17.1% for the quarter ended December 31, 2015 to 37.1% in the quarter ended December 31, 2016.

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

A critical factor in our product cost is yield. Our products are manufactured using complex crystal growth and wafer processing technologies, and the number of usable substrates we produce can fluctuate as a result of many factors, including:

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

The Chinese government has imposed, and may impose in the future, manufacturing restrictions and regulations that require us to move part of our manufacturing operations to a location outside of the Beijing area or temporarily cease or limit manufacturing. Such relocation, or other restrictions on manufacturing, could materially and adversely impact our results of operations and our financial condition.

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are working with the government and are forming a plan to identify a new manufacturing site, acquire land use rights for such a site, construct a facility and move our gallium arsenide production line.  We intend to complete this relocation by the end of 2018 or the first half of 2019.

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

On the evening of March 15, 2017 an electrical short-circuit fire occurred at our Beijing manufacturing facility.  The electrical power supply supporting 2-inch, 3-inch and 4-inch gallium arsenide and germanium crystal growth was damaged and production in that area was stopped.  In addition, a waste water pipe was damanged resulting in a halt to wafer processing for four days until the pipe could be repaired.  We were able to rotate key furnace hardware and use some of the 6-inch capacity for smaller diameter crystal growth production to mitigate the impact of the fire and resume production. If we are unable to recover from a fire or natural disaster, our business and operating results could be materially and adversely affected.

Demand for our products may decrease if demand for the end-user applications decrease or if manufacturers downstream in our supply chain experience difficulty manufacturing, marketing or selling their products.

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, the average selling prices for many of the raw materials produced have continued to decline and have had a negative impact on our recent financial performance.  In particular, the average selling prices for 4N gallium and for germanium have been driven down by oversupply and, in the second half of 2015, 2016 and continuing into 2017, negatively impacted our financial results. In 2016, the seven companies accounted for under the equity method of accounting contributed a loss of $2.0 million to our financial statements.  Low selling prices for raw materials continue and will have a detrimental impact on our 2017 financial performance. There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past two years, one of our consolidated subsidiaries incurred a lower of cost or market inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2017 we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

From time to time, sales to one or more of our customers individually represent more than 10% of our revenue and if we were to lose a major customer, the loss would negatively impact our revenue. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders at any time without any significant penalty. In the past, we have experienced a slowdown in bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, or reduces the prices paid for our products, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any loss of customers or any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our success depends on our ability to offer new products, including larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process, develop other product features that incorporate leading technology and respond to technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

We have made direct investments or investments through our subsidiaries in ten raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have influence over all of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment. As a result of sharp declines in the average selling prices of raw materials in 2016 the seven companies accounted for under the equity method of accounting contributed a loss of $2.0 million to our financial statements. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, and polishing solutions. Although several of these raw materials are purchased from suppliers in which we hold an ownership interest, we generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our subsidiaries and joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium and we could experience such delays again in the future due to shortages of materials or for other reasons and may be unable to obtain an adequate supply of materials. Delays in receiving equipment or materials could result in higher costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

We may not be able to identify additional complementary joint ventures.

Although we are not currently pursuing additional joint ventures, in the future, we might invest in additional joint ventures in order to remain competitive in our marketplace and ensure a supply of critical raw materials. However, we may not be able to identify additional complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the business venture with the other partners. Additional joint ventures could cause us to incur contingent liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

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

Many of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we frequently grant our customers extended payment terms when selling products to them. Subsequent to our shipping a product, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. Customers may also be forced to file for bankruptcy. If our customers do not pay their accounts we will be required to incur charges that would reduce our earnings.

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

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years. Uncertainties in the financial and credit markets may cause our customers to postpone deliveries. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions for the wireless, solid‑state illumination, fiber optics and telecommunications industries. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

II           Risks Related to International Aspects of Our Business

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

Our dependence on international sales involves a number of risks, including:

•	unexpected changes in regulatory requirements;
•	longer periods to collect accounts receivable;
•	foreign exchange rate fluctuations.
•	changes in tariffs, import restrictions, export restrictions, or other trade barriers;
•	changes in export license requirements;
•	political and economic instability;
•	unexpected changes in diplomatic and trade relationships; and

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

The functional currency of our Chinese subsidiary and joint ventures is the local currency. If we do not effectively manage the risks associated with international sales, our revenue, cash flows and financial condition could be adversely affected. We incur transaction gains or losses resulting from the purchase and sale activities denominated in foreign currencies other than functional currencies at the respective consolidated entities. We accumulate translation gain or losses resulting from marking certain balance sheet assets and liabilities to the current market rate for those consolidated entities whose functional currencies are other than the reporting currency, which are recorded as component of “Accumulated other comprehensive income” on the condensed consolidated balance sheets. Although we have instituted a foreign currency hedging program, we still experience losses and gains on foreign exchange from time to time.

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

We may incur increases in costs due to changes in tariffs, import or export restrictions, other trade barriers, or unexpected changes in regulatory requirements, any of which could reduce our gross margins. For example, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in China, which applied for the period from July 1, 2011 to June 30, 2012.  We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a decrease in our gross margins. These VATs will continue to negatively impact our gross margins for the future quarters. Given the relatively fluid regulatory environment in China, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. It is our understanding that a master development plan of the area where our manufacturing facility is located has not yet been formally approved by the China central government and the timeline for relocating our gallium arsenide wafer production operations at our current site has not yet been determined by the China central government.  We are working with the government and are forming a plan to identify a new manufacturing site, acquire land use rights, construct a facility and move our gallium arsenide production line.  We intend to complete this relocation by the end of 2018 or the first half of 2019.

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

III         Risks Related to Our Financial Results and Capital Structure

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

As of December 31, 2016, we had U.S. federal net operating loss carryforwards of approximately $178.4 million and state net operating loss carryforwards of approximately $1.0 million, which begin expiring in varying amounts from 2017 through 2022 if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We may have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

V           Risks Related to Compliance, Other Legal and Administrative Matters

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

AXT, INC.

Dated: May 8, 2017	By:	/s/ MORRIS S. YOUNG
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