Form 10-Q
period 2017-06-30
AXT INC
filed 2017-08-04
CIK 1051627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2017
Common Stock, $0.001 par value	38,654,643

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$56,483	$36,152
Short-term investments	22,463	11,415
Accounts receivable, net of allowances of $819 and $1,013 as of June 30, 2017 and December 31, 2016	18,262	14,453
Inventories	40,627	40,152
Related party notes receivable – current	109	—
Prepaid expenses and other current assets	5,301	5,114
Total current assets	143,245	107,286
Long-term investments	8,578	6,156
Property, plant and equipment, net	27,945	27,805
Related party notes receivable – long-term	—	157
Other assets	12,004	12,842
Total assets	$191,772	$154,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,189	$6,691
Accrued liabilities	9,363	9,260
Total current liabilities	17,552	15,951
Long-term portion of royalty payments	287	575
Other long-term liabilities	220	330
Total liabilities	18,059	16,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2017 and December 31, 2016 (Liquidation preference of $6.7 million and $6.6 million as of June 30, 2017 and December 31, 2016)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 38,655 and 33,032 shares issued and outstanding as of June 30, 2017 and December 31, 2016	39	33
Additional paid-in capital	227,539	194,177
Accumulated deficit	(62,390)	(64,985)
Accumulated other comprehensive income	1,293	253
Total AXT, Inc. stockholders’ equity	170,013	133,010
Noncontrolling interests	3,700	4,380
Total stockholders’ equity	173,713	137,390
Total liabilities and stockholders’ equity	$191,772	$154,246

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$23,557	$20,495	$44,173	$39,208
Cost of revenue	16,301	14,468	30,629	27,928
Gross profit	7,256	6,027	13,544	11,280
Operating expenses:
Selling, general and administrative	3,942	3,419	7,735	6,793
Research and development	1,019	1,472	2,143	2,853
Restructuring charge	—	226	—	226
Total operating expenses	4,961	5,117	9,878	9,872
Income from operations	2,295	910	3,666	1,408
Interest income, net	114	100	212	198
Equity in loss of unconsolidated joint ventures	(188)	(400)	(1,121)	(856)
Other (expense) income, net	(102)	328	(54)	518
Income before provision for income taxes	2,119	938	2,703	1,268
Provision for income taxes	321	140	480	537
Net income	1,798	798	2,223	731
Less: Net loss attributable to noncontrolling interests	132	353	372	462
Net income attributable to AXT, Inc.	$1,930	$1,151	$2,595	$1,193
Net income attributable to AXT, Inc. per common share:
Basic	$0.05	$0.03	$0.07	$0.03
Diluted	$0.05	$0.03	$0.07	$0.03
Weighted average number of common shares outstanding:
Basic	38,306	32,020	36,238	32,011
Diluted	39,706	32,451	37,645	32,354

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$1,798	$798	$2,223	$731
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	847	(1,870)	1,322	(1,568)
Change in unrealized loss on available-for-sale investments, net of tax	(2)	(166)	(125)	(141)
Total other comprehensive income (loss), net of tax	845	(2,036)	1,197	(1,709)
Comprehensive income (loss)	2,643	(1,238)	3,420	(978)
Less: Comprehensive loss attributable to noncontrolling interests	30	568	215	633
Comprehensive income (loss) attributable to AXT, Inc.	$2,673	$(670)	$3,635	$(345)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017		2016
Cash flows from operating activities:
Net income	$2,223		$731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,250		2,398
Amortization of marketable securities premium	75		62
Impairment charge on equity investee	313		—
Stock-based compensation	622		508
Realized gain on sale of available-for-sale securities	(77)		(345)
Gain on disposal of equipment	(1)		—
Loss from equity method investments, net	808		856
Changes in operating assets and liabilities:
Accounts receivable	(3,683)		313
Inventories	(119)		(947)
Prepaid expenses and other current assets	(264)		(1,081)
Other assets	(28)		336
Accounts payable	1,368		1,507
Accrued liabilities	21	*	(942)	*
Other long-term liabilities, including royalties	(302)		(426)
Net cash provided by operating activities	3,206		2,970
Cash flows from investing activities:
Purchases of equipment	(1,831)		(1,695)
Purchases of available-for-sale securities	(23,763)		(7,875)
Proceeds from sales and maturities of available-for-sale securities	10,170		8,298
Repayment of related party notes receivable	53		—
Net cash used in investing activities	(15,371)		(1,272)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	32,746		2
Dividends paid by joint ventures to their minority shareholders	(465)		(39)
Net cash provided by (used in) financing activities	32,281		(37)
Effect of exchange rate changes on cash and cash equivalents	215		(421)
Net increase in cash and cash equivalents	20,331		1,240
Cash and cash equivalents at the beginning of the period	36,152		24,875
Cash and cash equivalents at the end of the period	$56,483		$26,115
Supplemental disclosures:
Income taxes paid, net of refunds	—		—

* Dividend accrued but not paid by joint ventures of $512 and $522 was included in accrued liabilities as of June 30, 2017 and June 30, 2016, respectively.

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

Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income or total assets.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ materially from those estimates.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed with the SEC on May 8, 2017.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months.  As of June 30, 2017 and December 31, 2016, our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$55,775	$—	$—	$55,775	$23,948	$—	$—	$23,948
Cash equivalents:
Certificates of deposit [1]	708	—	—	708	12,204	—	—	12,204
Total cash and cash equivalents	56,483	—	—	56,483	36,152	—	—	36,152
Investments (available-for-sale):
Certificates of deposit [2]	5,728	1	(12)	5,717	8,999	1	(20)	8,980
Corporate bonds	25,393	—	(69)	25,324	8,479	—	(47)	8,432
Corporate equity securities	—	—	—	—	48	111	—	159
Total investments	31,121	1	(81)	31,041	17,526	112	(67)	17,571
Total cash, cash equivalents and investments	$87,604	$1	$(81)	$87,524	$53,678	$112	$(67)	$53,723
Contractual maturities on investments:
Due within 1 year [3]	$22,504			$22,463	$11,325			$11,415
Due after 1 through 5 years [4]	8,617			8,578	6,201			6,156
	$31,121			$31,041	$17,526			$17,571

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

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

During the three months ended March 31, 2017, we sold the remainder of our GHI stock; therefore, there were no GHI transactions in the three months ended June 30, 2017. During the six months ended June 30, 2017, our cash proceeds from sales of GHI stock were $125,000. Our cost was $48,000 and our gross realized gain from sales of GHI stock was $77,000. As of June 30, 2017, we no longer hold any GHI stock.

During the three months ended June 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale-investments were $222,000. Our cost was $58,000 and our gross realized gain from sales of available-for-sale-investments was $164,000. During the six months ended June 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments were $468,000. Our cost was $123,000 and our gross realized gain from sales of available-for-sale investments was $345,000.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2017 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on June 30, 2017.  The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2017 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,391	$(9)	$1,867	$(3)	$4,258	$(12)
Corporate bonds	23,624	(68)	1,700	(1)	25,324	(69)
Total in loss position	$26,015	$(77)	$3,567	$(4)	$29,582	$(81)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $10.3 million and $11.3 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, there were seven companies accounted for under the equity method. There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.  We had no impairment charges for the three and six months ended June 30, 2016.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2017. There have been no transfers between fair value measurements levels during the three months ended June 30, 2017.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$6,425	$—	$6,425	$—
Corporate bonds	25,324	—	25,324	—
Total	$31,749	$—	$31,749	$—

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 (in thousands):

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero. Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and six months ended June 30, 2017 and 2016.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2017	2016
Inventories:
Raw materials	$19,870	$17,485
Work in process	18,572	20,410
Finished goods	2,185	2,257
	$40,627	$40,152

As of June 30, 2017 and December 31, 2016, carrying values of inventories were net of inventory reserves of $12.3 million and $12.0 million, respectively, for excess and obsolete inventory and $211,000 and $254,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2017	2016
Property, plant and equipment:
Machinery and equipment, at cost	$42,027	$41,254
Less: accumulated depreciation and amortization	(38,961)	(37,311)
Building, at cost	30,333	29,600
Less: accumulated depreciation and amortization	(10,465)	(9,654)
Leasehold improvements, at cost	5,048	4,942
Less: accumulated depreciation and amortization	(3,917)	(3,608)
Construction in progress	3,880	2,582
	$27,945	$27,805

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2017	2016
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	1,955	2,610
Advance from customers	1,286	238
Current portion of royalty payments	575	575
Dividends payable by consolidated joint ventures	512	499
Accrued professional services	401	583
Accrued income taxes	264	203
Accrued product warranty	130	251
Other accrued liabilities	1,339	1,400
	$9,363	$9,260

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of June 30, 2017 and December 31, 2016, we included $1.3 million and $1.4 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of June 30, 2017 and December 31, 2016, amounts payable of $1.9 million and $1.8 million, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

JiYa also sold raw materials to one of its equity investment entities for production in the ordinary course of business.  As of June 30, 2017 and December 31, 2016, amounts receivable of $320,000 and $313,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales to the customer and as of June 30, 2017 the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For each of the three months ended June 30, 2017 and 2016,  JinMei has recorded $0 income from agency sales. For the six months ended June 30, 2017 and 2016, Jin Mei has recorded $1,000 and $0 income from agency sales, respectively, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. As of June 30, 2017, the balance of $109,000 was included in “Related party notes receivable – current”. As of December 31, 2016, the balance of $107,000 was included in “Related party notes receivable – long-term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional $44,000 to Dongfang. The loan bears interest at 6.15% per annum and comes due on December 31, 2017. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $53,000 was received by our wholly-owned subsidiary. As of June 30, 2017 and December 31, 2016, this balance, including both principal and accrued interest, was $0 and $50,000, respectively, and was included in “Related party notes receivable – long-term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of June 30, 2017 and December 31, 2016, amounts payable of $0 and $210,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of June 30, 2017 and December 31, 2016, amounts payable of $0 and $377,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of June 30, 2017 and December 31, 2016, amounts payable of $1.3 million and $246,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the executive employee’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 were received by our consolidated joint venture.  As of June 30, 2017 and December 31, 2016, these balances, including both principal and accrued interest, were $0 and $179,000, respectively, and included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of JiYa’s equity investment entities for production in the ordinary course of business. As of June 30, 2017 and December 31, 2016, amounts payable of $146,000 and $146,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to the Company since 2004. Beijing XiangHeMing Trade Co. Ltd. (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of June 30, 2017 and December 31, 2016, amounts payable to Kaide of $419,000 and $323,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2017	2016	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,394	$1,498	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	3,813	4,000	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	985	1,101	Equity	25%
	$6,192	$6,599

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

During the three months ended June 30, 2017 and 2016, the three consolidated joint ventures generated an income of $208,000 and a loss of $306,000, respectively, of which a loss of $132,000 and a loss of $353,000, respectively, were allocated to noncontrolling interests, resulting in an income of $340,000 and an income of $47,000, respectively, to our net income.  During the six months ended June 30, 2017 and 2016, the three consolidated joint ventures generated an income of $196,000 and a loss of $481,000, respectively, of which a loss of $372,000 and a loss of $462,000 respectively, were allocated to noncontrolling interests, resulting in an income of $568,000 and a loss of $19,000, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $6.2 million and $6.6 million as of

June 30, 2017 and December 31, 2016. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2017 and December 31, 2016, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.2 million and $4.7 million, respectively.

There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue	$5,908	$7,245	$11,363	$10,752
Gross profit (loss)	$4,277	$(481)	$7,999	$(435)
Operating loss	$(794)	$(1,422)	$(1,631)	$(2,540)
Net loss	$(818)	$(1,390)	$(2,523)	$(3,098)

Our portion of the entity loss from these seven minority investment entities that are not consolidated and are accounted for under the equity method were $188,000  and $400,000 for the three months ended June 30, 2017 and 2016, respectively. Our portion of the entity loss, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $1.1 million and $856,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2016	$3,532	$33	$194,177	$(64,985)	$253	$133,010	$4,380	$137,390
Common stock options exercised	—	1	884	—	—	885	—	885
Stock-based compensation	—	—	622	—	—	622	—	622
Issuance of common stock, net of stock issuance costs of $2,639	—	5	31,856	—	—	31,861	—	31,861
Net income (loss)	—	—	—	2,595	—	2,595	(372)	2,223
Dividends declared by joint ventures	—	—	—	—	—	—	(465)	(465)
Other comprehensive income	—	—	—	—	1,040	1,040	157	1,197
Balance as of June 30, 2017	$3,532	$39	$227,539	$(62,390)	$1,293	$170,013	$3,700	$173,713

There were no reclassification adjustments from accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016. During the six months ended June 30, 2017, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2017, approximately $2.7 million remained available for future repurchases under this program.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$7	$5	$15	$10
Selling, general and administrative	252	213	508	413
Research and development	51	37	99	85
Total stock-based compensation	310	255	622	508
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$310	$255	$622	$508

As of June 30, 2017, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.6 million, net of estimated forfeitures of $183,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2017 and December 31, 2016 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended June 30, 2017 and 2016. There were 60,000 and 68,000 options with weighted average grant date fair values of $2.76 and $1.01 granted in the six months ended June 30, 2017 and 2016, respectively. The fair values of our stock options granted to employees for the three and six months ended June 30, 2017 were estimated using the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2017
Expected term (in years)	—	5.9
Volatility	—%	46.71%
Expected dividend	—%	—%
Risk-free interest rate	—%	2.08%

The following table summarizes the stock option transactions during the three months ended June 30, 2017 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2017	3,294	$3.38	7.23	$5,301
Granted	60	5.95
Exercised	(289)	3.06
Canceled and expired	(14)	2.18
Balance as of June 30, 2017	3,051	$3.47	6.93	$8,805
Options vested as of June 30, 2017 and unvested options expected to vest, net of forfeitures	2,997	$3.46	6.90	$8,690
Options exercisable as of June 30, 2017	1,677	$3.35	5.58	$5,054

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $6.35 on June 30, 2017, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2017 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2017	325	$3.27
Granted	26	$6.80
Vested	(74)	$3.22
Forfeited	—	$—
Non-vested as of June 30, 2017	277	$3.62

As of June 30, 2017, the unamortized compensation costs related to unvested restricted stock awards was approximately $816,000,  which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

Note 10. Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the periods less shares of common stock subject to repurchase and non-vested stock awards. Diluted net income per share is computed using the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding during the periods. The dilutive effect of outstanding stock options and restricted stock awards is reflected in diluted earnings per share by application of the treasury stock method. Potentially dilutive common shares consist of common shares issuable upon the exercise of stock options and vesting of restricted stock awards. Potentially dilutive common shares are excluded from the computation of weighted-average number of common shares outstanding in net loss years, as their effect would be anti-dilutive to the computation.

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to AXT, Inc	$1,930	$1,151	$2,595	$1,193
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income available to common stockholders	$1,886	$1,107	$2,507	$1,105
Denominator:
Denominator for basic net income per share - weighted average common shares	38,306	32,020	36,238	32,011
Effect of dilutive securities:
Common stock options	1,212	284	1,216	223
Restricted stock awards	188	147	191	120
Denominator for dilutive net income per common shares	39,706	32,451	37,645	32,354
Net income attributable to AXT, Inc. per common share:
Basic	$0.05	$0.03	$0.07	$0.03
Diluted	$0.05	$0.03	$0.07	$0.03

Options excluded from diluted net income per share as the impact is anti-dilutive	622	1,343	617	2,551
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	—	19	5	10

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2017 and December 31, 2016, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Note 11. Segment Information and Foreign Operations

Segment Information

We operate in one segment for the design, development, manufacture and distribution of high-performance compound and single element semiconductor substrates and sale of raw materials integral to these substrates. In accordance with ASC topic 280, Segment Reporting, our chief operating decision-maker has been identified as our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the Company. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Product Type:
Substrates	$19,109	$16,727	$35,718	$32,579
Raw Materials and Others	4,448	3,768	8,455	6,629
Total	$23,557	$20,495	$44,173	$39,208

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Europe (primarily Germany)	$5,848	$4,573	$11,446	$8,951
China	6,324	4,183	10,746	7,275
Taiwan	4,195	4,649	7,513	8,784
Japan	2,862	2,695	6,002	4,597
Asia Pacific (excluding China, Taiwan and Japan)	2,645	2,402	4,716	5,152
North America (primarily the United States)	1,683	1,993	3,750	4,449
Total	$23,557	$20,495	$44,173	$39,208

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2017	2016
Long-lived assets by geographic region, net of depreciation:
North America	$958	$318
China	26,987	27,487
	$27,945	$27,805

Significant Customers

Two customers, Osram Opto and Landmark, represented 12% and 11% respectively, of our revenue for the three months ended June 30, 2017 while two customers,  Landmark and IQE Group, represented 14% and 10% of our revenue for the three months ended June 30, 2016. Our top five customers, although not the same five customers for each period, represented 37% and 42% of our revenue for the three months ended June 30, 2017 and 2016, respectively.

Two customers, Osram Opto and Landmark, represented 11% and 10%, respectively, of our revenue for the six months ended June 30, 2017 while two customers, Landmark and IQE Group, each represented 11% of our revenue for the six months ended June 30, 2016. Our top five customers, although not the same five customers for each period, represented 36% and 42% of our revenue for the six months ended June 30, 2017 and 2016, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 12% of our accounts receivable balance as of June 30, 2017, while one customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning accrued warranty and related costs	$133	$431	$251	$497
Accruals for warranties issued	37	4	70	23
Adjustments related to pre-existing warranties including expirations and changes in estimates	(27)	(64)	(132)	(131)
Cost of warranty repair	(13)	(41)	(59)	(59)
Ending accrued warranty and related costs	$130	$330	$130	$330

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet, which expires in 2017. We have an option to extend the lease for an additional three years. In May 2017, we exercised this option and the lease was extended for an additional three years. All terms remain the same and this lease will expire in 2020.

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

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$670	$221	$351	$92	$6
Royalty agreement	862	575	287	—	—
Total	$1,532	$796	$638	$92	$6

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2017, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a  foreign currency transaction exchange loss of $90,000 and a gain of $169,000 for the three months ended June 30, 2017 and 2016, respectively. We incurred a  foreign currency transaction exchange loss of $75,000 and a gain of $244,000 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2017 includes no interest and penalties. As of June 30, 2017, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions.

Provision for income taxes for the three and six months ended June 30, 2017 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and six months ended June 30, 2017 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

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

During the three and six months ended June 30, 2017 and 2016, we incurred no restructuring charges,  except as mentioned above.

Note 17. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016.

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended June 30, 2017.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC 330. Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Currently, inventory can be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments would be as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. We adopted this guidance effective January 1, 2017 and it did not have a significant impact on our condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact the adoption of this ASU will have on our condensed consolidated financial statements.

Note 18. Subsequent Events

One of our consolidated joint ventures, JinMei, is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $738,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023.

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a chip.  The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. We are working with the Beijing city government and we have formed a relocation plan to identify a new manufacturing site, acquire land use rights for such site, construct a facility and move our gallium arsenide production line.  We have now identified a new manufacturing site and are in the process of negotiating the necessary documents to acquire the land use rights to this site.  However, the documents are not yet completed and no party has signed the documents.  To reduce risks we plan to move equipment in stages so that we will produce our gallium arsenide products at both sites and then subsequently transfer increasing volume to the new site. We intend to complete this relocation by the end of 2018 or the first half of 2019.

The Beijing city government’s economic development bureau has requested that we consider maintaining our indium phosphide production operations at our current site, along with our China headquarters and research and development (“R&D”) center.  We intend to relocate our gallium arsenide and germanium production, but we may avoid moving indium phosphide production if we elect to remain at our current site.  Over time it may be more efficient to consolidate all production at one site.

In light of our relocation plan and our cooperation with the Beijing city government, we believe we may be able to relocate the portion of our production facilities that we agree to relocate smoothly and safely and in a reasonable manner, without a material disruption of supply to our customers. To minimize the disruption to our customers, we plan to move our equipment in stages so that, initially, we will produce our gallium arsenide substrates at both sites, and then gradually increase our production volume at the new site.  The relocation of all or part of our operations requires us to execute our relocation plan and we expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site. A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.

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

As of June 30, 2017 and December 31, 2016, our accounts receivable, net balance was $18.3 million and $14.5 million, respectively, which was net of an allowance for doubtful accounts of $653,000 and $653,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of June 30, 2017 and December 31, 2016, our allowance for sales returns was $166,000 and $360,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2017 and December 31, 2016, accrued product warranties totaled $130,000 and $251,000, respectively.

The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2017 and December 31, 2016, we had an inventory reserve of $12.3 million and $12.0 million, respectively, for excess and obsolete inventory and $211,000 and $254,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.  We had no impairment charges for the three and six months ended March 31, 2016.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2017 and 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  ASU 2016-09 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted this ASU as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our condensed consolidated financial statements.

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

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$19,109	$16,727	$2,382	14.2%	$35,718	$32,579	$3,139	9.6%
Raw Materials and Others	4,448	3,768	680	18.0%	8,455	6,629	1,826	27.5%
Total revenue	$23,557	$20,495	$3,062	14.9%	$44,173	$39,208	$4,965	12.7%

Revenue increased $3.1 million, or 14.9%, to $23.6 million for the three months ended June 30, 2017 from $20.5 million for the three months ended June 30, 2016. The revenue increase for the three months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of stronger raw material sales performance from our consolidated subsidiaries and higher demand for all of our substrates wafers from our major customers, resulting in a ten percent or more growth in each of our wafer products in 2017 as compared to the same period in 2016. In general, the increase in our raw material sales and substrate sales resulted from higher overall units sold while average selling prices remained either flat or, in some cases, were down slightly.  Our Ge substrate revenue increased in the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to more planned satellite launches in 2017.

Revenue increased $5.0 million, or 12.7%, to $44.2 million for the six months ended June 30, 2017 from $39.2 million for the six months ended June 30, 2016.  The revenue increase for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily the result of stronger raw material sales performance from our consolidated subsidiaries, which was partially offset by the reduction of the average selling price of raw gallium (4N), and higher demand for each of our wafer products in 2017.  Additionally, the average selling price of purified gallium (greater than 4N purity) stabilized as demand increased and the market was less oversupplied, which contributed to the stronger performance of our raw material sales.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$5,848	$4,573	$1,275	27.9%
% of total revenue	25%	22%
China	6,324	4,183	2,141	51.2%
% of total revenue	27%	20%
Taiwan	4,195	4,649	(454)	(9.8)%
% of total revenue	18%	23%
Japan	2,862	2,695	167	6.2%
% of total revenue	12%	13%
Asia Pacific (excluding China, Taiwan and Japan)	2,645	2,402	243	10.1%
% of total revenue	11%	12%
North America (primarily the United States)	1,683	1,993	(310)	(15.6)%
% of total revenue	7%	10%
Total revenue	$23,557	$20,495	$3,062	14.9%

In aggregate, the combined revenue from the entire Asian market increased $2.1 million to $16.0 million for the three months ended June 30, 2017, from $13.9 million for the three months ended June 30, 2016. The revenue increase in the Asian market for the three months ended June 30, 2017 as compared to the same period in 2016 was a result of stronger raw material sales performance from our consolidated subsidiaries and higher demand for all of our substrates wafers from our major customers. Revenue from the Europe market increased $1.3 million in the three months ended June 30, 2017 as compared to the same period in 2016 as a result of a stronger sales of semi-conducting GaAs substrates. Revenue from the Taiwan market, however, decreased $454,000 in the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to a slowing of sales of substrate in that market. Revenue from North America decreased $310,000 for the three months ended June 30, 2017 to $1.7 million from $2.0 million for the three months ended June 30, 2016 as a result of lower demand in GaAs sales.

	Six Months Ended
	June 30,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$11,446	$8,951	$2,495	27.9%
% of total revenue	26%	23%
China	10,746	7,275	3,471	47.7%
% of total revenue	24%	19%
Taiwan	7,513	8,784	(1,271)	(14.5)%
% of total revenue	17%	22%
Japan	6,002	4,597	1,405	30.6%
% of total revenue	14%	12%
Asia Pacific (excluding China, Taiwan and Japan)	4,716	5,152	(436)	(8.5)%
% of total revenue	11%	13%
North America (primarily the United States)	3,750	4,449	(699)	(15.7)%
% of total revenue	8%	11%
Total revenue	$44,173	$39,208	$4,965	12.7%

The combined revenue from Europe, China and Japan increased $7.4 million to $28.2 million for the six months ended June 30, 2017 from $20.8 million for the six months ended June 30, 2016. The revenue increase for the six months ended June 30, 2017 as compared to the same period in 2016 was a result of an increase in our substrate products and raw materials sales. Except for China and Japan, revenue from other Asian countries and North America decreased $2.4 million for the six months ended June 30, 2017 to $16.0 million from $18.4 million for the six months ended June 30, 2016. The revenue decrease from these countries for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a decrease in our substrate product sales in these regions. In addition, raw materials sales in these regions also decreased slightly in the six months ended June 30, 2017.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$7,256	$6,027	$1,229	20.4%	$13,544	$11,280	$2,264	20.1%
Gross Margin %	30.8%	29.4%			30.7%	28.8%

Gross profit increased $1.2 million, or 20.4%, to $7.3 million for the three months ended June 30, 2017 from $6.0 million for the three months ended June 30, 2016. Gross profit increased primarily due to lower raw material costs used in our wafer substrates, overall improvements in yield and manufacturing efficiencies and higher production volume for the three months ended June 30, 2017 as compared to the same period in 2016. However, the effect of these favorable factors was partially offset by higher excess and obsolescence charges in the three months ended June 30, 2017 as compared to same period in 2016.

Gross profit increased $2.3 million, or 20.1%, to $13.5 million for the six months ended June 30, 2017 from $11.3 million for the six months ended June 30, 2016. Gross profit increased primarily due to lower raw material costs used in our wafer substrates, overall improvements in yield and manufacturing efficiencies and higher production volume for the six months ended June 30, 2017 as compared to the same period in 2016. However, the effect of these favorable factors was partially offset by higher manufacturing costs, including unfavorable job variances, incurred as we sought to make on-time shipments after the electrical fire in our Beijing facility on the evening of March 15, 2017 and higher excess and obsolescence charges in the six months ended June 30, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$3,942	$3,419	$523	15.3%	$7,735	$6,793	$942	13.9%
% of total revenue	16.7%	16.7%			17.5%	17.3%

Selling, general and administrative expenses increased $523,000, or 15.3%, to $3.9 million for the three months ended June 30, 2017 from $3.4 million for the three months ended June 30, 2016. The higher selling, general and administrative expenses were primarily from higher consulting, professional service fees and personnel-related costs.

Selling, general and administrative expenses increased $942,000, or 13.9%, to $7.7 million for the six months ended June 30, 2017 from $6.8 million for the six months ended June 30, 2016. The higher selling, general and administrative expenses were primarily from higher consulting, professional service fees, personnel-related costs and from expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on the evening of March 15, 2017.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,019	$1,472	$(453)	(30.8)%	$2,143	$2,853	$(710)	(24.9)%
% of total revenue	4.3%	7.2%			4.9%	7.3%

Research and development expenses decreased $453,000, or 30.8% to $1.0 million for the three months ended June 30, 2017 from $1.5 million for the three months ended June 30, 2016. The decrease in research and development expenses for the three months ended June 30, 2017 was primarily due to the reduced use of raw materials for product development at one of our consolidated subsidiaries.

Research and development expenses decreased $710,000, or 24.9% to $2.1 million for the six months ended June 30, 2017 from $2.9 million for the six months ended June 30, 2016. The decrease in research and development expenses for the six months ended June 30, 2017 was primarily due to the reduced use of raw materials for product development at one of our consolidated subsidiaries and lower personnel related cost.

Interest Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$114	$100	$14	14.0%	$212	$198	$14	7.1%
% of total revenue	0.5%	0.5%			0.5%	0.5%

Interest income, net remained virtually unchanged for three months and six months ended June 30, 2017 as compared to the same period in 2016. The consistent level of interest income resulted from our similar mix of investment securities held.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		(Increase)		June 30,		(Increase)
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
	($ in thousands)				($ in thousands)
Equity in loss of unconsolidated joint ventures	$(188)	$(400)	$212	53.0%	$(1,121)	$(856)	$(265)	(31.0)%
% of total revenue	(0.8)%	(2.0)%			(2.5)%	(2.2)%

Equity in loss of unconsolidated joint ventures is the aggregate net loss from our seven minority-owned joint ventures that are not consolidated. Equity in loss of unconsolidated joint ventures decreased $212,000 to a loss of $188,000 for the three months ended June 30, 2017 from a loss of $400,000 for the three months ended June 30, 2016 as our unconsolidated joint ventures had reported better performance in the three months ended in June 30, 2017 as compared to the same period of 2016.  There were no impairment charges in the three months ended June 30, 2017.

Equity in loss of unconsolidated joint ventures increased  $265,000 to a loss of $1.1 million for the six months ended June 30, 2017 from a loss of $856,000 for the six months ended June 30, 2016. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero. There were no impairment charges in the three months ended June 30, 2016.

Other (Expense)  Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Other (expense) income, net	$(102)	$328	$(430)	(131.1)%	$(54)	$518	$(572)	(110.4)%
% of total revenue	(0.4)%	1.6%			(0.1)%	1.3%

Other (expense) income, net decreased $430,000 to a loss of $102,000 for the three months ended June 30, 2017 from income of $328,000 for the three months ended June 30, 2016. Other (expense) income, net decreased $572,000 to a loss of $54,000 for the three months ended June 30, 2017 from income of $518,000 for the three months ended June 30, 2016. Other (expense) income, net decreased primarily due to a lower realized gain recognized from sales of GHI stock in the three and six months ended June 30, 2017 as compared to the same periods in 2016. As of June 30, 2017, we no longer hold any GHI stock.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$321	$140	$181	129.3%	$480	$537	$(57)	(10.6)%
% of total revenue	1.4%	0.7%			1.1%	1.4%

Provision for income taxes for the three and six months ended June 30, 2017 was $321,000 and $480,000, respectively, which were mostly related to our China subsidiary and our three consolidated joint venture companies in China. Provision for income taxes increased $181,000 for the three months ended June 30, 2017 as compared to the same period in 2016 was due to higher income taxes expense incurred from our wholly owned China subsidiary. No income taxes or benefits have been provided for our U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which have resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended				Six Months Ended
	June 30,		(Increase)		June 30,		(Increase)
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
	($ in thousands)				($ in thousands)
Noncontrolling interests	$(132)	$(353)	$221	62.6%	$(372)	$(462)	$90	19.5%
% of total revenue	(0.6)%	(1.7)%			(0.8)%	(1.2)%

The decrease in noncontrolling interests’ share of losses for the three and six months ended June 30, 2017 as compared to the same period in 2016 was due to higher profitability from two of our three consolidated subsidiaries in China which was partially offset with lower profitability from our other consolidated subsidiary in China.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds.

As of June 30, 2017, our principal source of liquidity was $87.5 million, which consisted of cash and cash equivalents of $56.5 million, short-term investments of $22.5 million and long-term investments of $8.6 million. In the six months ended June 30, 2017, cash and cash equivalents increased by $20.3 million and short-term and long-term investments increased by $13.5 million. The increase in cash and cash equivalents of $20.3 million in the six months ended June 30, 2017 was primarily due to net cash provided by operating activities of $3.2 million, net cash provided by financing activities of $32.3 million, primarily due to the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017 and the effect of exchange rate changes of $0.2 million, which were partially offset by net cash used in investing activities of $15.4 million. As of June 30, 2017, we and our consolidated joint ventures held approximately $11.2 million in cash and investments in foreign bank accounts. This consists of $5.0 million held by our wholly owned subsidiary in China and $6.2 million held by our three partially-owned consolidated subsidiaries in China. Of this $11.2 million, approximately $6.4 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carryforwards would offset the taxes due.

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

Net cash provided by operating activities of $3.2 million for the six months ended June 30, 2017 was primarily comprised of a net income of $2.2 million, adjusted for non-cash items of depreciation and amortization of $2.3 million, loss on equity method investments of $0.8 million, stock-based compensation of $0.6 million, impairment charge on equity investee of $0.3 million, which were partially offset by a net change of $3.0 million in operating assets and liabilities.

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

Net cash used in investing activities of $15.4 million for the six months ended June 30, 2017 was primarily from the purchase of marketable investment securities totaling $23.8 million and the purchase of property, plant and equipment of $1.8 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $10.2 million.

Net cash used in investing activities of $1.3 million for the six months ended June 30, 2016 was primarily from the purchase of investments totaling $7.9 million and the purchase of equipment of $1.7 million which were partially offset by proceeds from maturities and sales of available-for-sales securities of $8.3 million.

Net cash provided by financing activities was $32.3 million for the six months ended June 30, 2017, which mainly consisted of $31.9 million net proceeds from the issuance of 5,307,692 shares of common stock as a result of our March 2017 stock offering and net proceeds of $0.9 million on the issuance of common stock pursuant to stock option exercises, which were partially offset by net dividends paid by our joint ventures of $0.5 million.

Net cash used in financing activities was $37,000 for the six months ended June 30, 2016, which mainly consisted of net dividends paid by our joint ventures.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During the six months ended June 30, 2017, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2017, approximately $2.7 million remained available for future repurchases under this program.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our board of directors.  We have never paid or declared any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid.  During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets.  If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We have been asked to relocate our gallium arsenide production line.  We are working with the Beijing city government and we have formed a  relocation plan to identify a new manufacturing site, acquire land use rights for such site, construct a facility and move our gallium arsenide production line. We have now identified a new manufacturing site and are in the process of negotiating the necessary documents to acquire the land use rights to this site.  We intend to complete this relocation by the end of 2018 or the first half of 2019. To date, we have not completed a land use rights purchase of our new manufacturing site.  We do not yet have construction bids or third party estimates for the relocation costs or construction costs of our future manufacturing facility, but we currently believe the land use rights purchase amount, relocation costs and facility construction costs will be in the range of $25 million to $35 million, but could be substantially more expensive.

One of our consolidated joint ventures, JinMei, is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million. In July 2017, our wholly-owned subsidiary, Tongmei,  provided an inter-company loan to JinMei in the amount of $738,000 in preparation for the acquisition of the land use rights and the construction of a new building.  The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023.

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

Outstanding contractual obligations as of June 30, 2017 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$670	$221	$351	$92	$6
Royalty agreement	862	575	287	—	—
Total	$1,532	$796	$638	$92	$6

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of June 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2017	Rate	Income	Income	Income
Cash and cash equivalents	$56,483	0.09%	$51	$46	$56
Investments in marketable debt	31,041	1.86%	577	519	635
			$628	$565	$691

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 12% of our accounts receivable balance as of June 30, 2017, while one customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2017 and December 31, 2016, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $6.2 million and $6.6 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.2 million and  $4.7 million, respectively. In aggregate, as of June 30, 2017 and December 31, 2016 the total of our direct and indirect investments in the seven companies under the equity method totaled $10.4 million and $11.3 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting was made in the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not control the prices at which our subsidiaries and other joint venture companies sell their raw material products to third parties. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last two years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules. In such events, our gross margin may be adversely impacted. In addition, one of our consolidated subsidiaries has in the past been subject to capacity constraints requiring it to source product from other third party suppliers in order to meet customer demand, resulting in decreased gross margin and adversely impacting our consolidated gross margin. This joint venture may in the future continue to experience such capacity constraints, causing our gross margin, and consequently our operating results, to be adversely impacted.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. We are working with the Beijing city government and we have formed a relocation plan to identify a new manufacturing site, acquire land use rights for such site, construct a facility and move our gallium arsenide production line.  We have now identified a manufacturing site and are in the process of negotiating the necessary documents to acquire the land use rights to this site.  There can be no assurances that we will successfully complete the negotiations on favorable terms or at all.

The relocation of all or part of our operations requires us to execute our relocation plan and we expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site. A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer and may not have the opportunity to sell future products to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.  For example, product qualification of our low EPD wafer substrates for 3-D sensing applications will be required and a failure to satisfy all of the qualification standards could result in no orders for this opportunity.

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

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event.  These restrictions included a shut-down of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area. If the government applies similar restrictions to us, then such restrictions could have an adverse impact on our results of operations and our financial condition.  Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has not issued to us the requisite permit while we continue to make preparations in good faith to relocate our gallium arsenide production.  If our application is denied in the future before we complete our relocation, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

On the evening of March 15, 2017 an electrical short-circuit fire occurred at our Beijing manufacturing facility.  The electrical power supply supporting 2-inch, 3-inch and 4-inch gallium arsenide and germanium crystal growth was damaged and production in that area was stopped.  In addition, a waste water pipe was damaged resulting in a halt to wafer processing for four days until the pipe could be repaired.  We were able to rotate key furnace hardware and use some of the 6-inch capacity for smaller diameter crystal growth production to mitigate the impact of the fire and resume production. If we are unable to recover from a fire or natural disaster, our business and operating results could be materially and adversely affected.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, the average selling prices for many of the raw materials produced have continued to decline and have had a negative impact on our recent financial performance.  In particular, the average selling prices for 4N gallium and for germanium have been driven down by oversupply and, in the second half of 2015, 2016 and continuing into 2017, negatively impacted our financial results. In 2016, the seven companies accounted for under the equity method of accounting contributed a loss of $2.0 million to our financial statements.  Low selling prices for raw materials continue and will have a detrimental impact on our 2017 financial performance. There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past two years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2017 we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

Our success depends on our ability to offer new products, including larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process or substrates that incorporate leading technology and other technological advances. In addition, our new products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, and have to date been able to obtain sufficient supplies of materials in a timely manner, in the future, we may experience shortages of certain key materials. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we may need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, could adversely affect our results of operations.

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

The Beijing city government has announced that it will expand its offices into the area where our manufacturing facility is located and we believe the Beijing city government intends to relocate thousands of government employees.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us. We are working with the Beijing city government and we have formed a relocation plan to identify a new manufacturing site, acquire land use rights, construct a facility and move our gallium arsenide production line.  We have now identified a new manufacturing site and are in the process of negotiating the necessary documents to acquire the land use rights to this site. We intend to complete this relocation by the end of 2018 or the first half of 2019.

The relocation of all or part of our operations requires us to develop and execute our relocation plan.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to make preparations in good faith to relocate our gallium arsenide production.  If our application is denied in the future before we complete our relocation,  then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

AXT, INC.

Dated: August 4, 2017	By:	/s/ MORRIS S. YOUNG
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