Form 10-Q
period 2017-09-30
AXT INC
filed 2017-11-08
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $0.001 par value	38,891,344

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$48,078	$36,152
Short-term investments	20,524	11,415
Accounts receivable, net of allowances of $857 and $1,013 as of September 30, 2017 and December 31, 2016	20,877	14,453
Inventories	40,768	40,152
Related party notes receivable – current	57	—
Prepaid expenses and other current assets	5,682	5,114
Total current assets	135,986	107,286
Long-term investments	9,685	6,156
Property, plant and equipment, net	42,255	27,805
Related party notes receivable – long-term	—	157
Other assets	11,696	12,842
Total assets	$199,622	$154,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,499	$6,691
Accrued liabilities	9,284	9,260
Total current liabilities	18,783	15,951
Long-term portion of royalty payments	144	575
Other long-term liabilities	278	330
Total liabilities	19,205	16,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2017 and December 31, 2016 (Liquidation preference of $6.8 million and $6.6 million as of September 30, 2017 and December 31, 2016)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 38,891 and 33,032 shares issued and outstanding as of September 30, 2017 and December 31, 2016	39	33
Additional paid-in capital	228,516	194,177
Accumulated deficit	(57,971)	(64,985)
Accumulated other comprehensive income	2,275	253
Total AXT, Inc. stockholders’ equity	176,391	133,010
Noncontrolling interests	4,026	4,380
Total stockholders’ equity	180,417	137,390
Total liabilities and stockholders’ equity	$199,622	$154,246

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$28,168	$21,872	$72,341	$61,080
Cost of revenue	17,035	14,294	47,664	42,222
Gross profit	11,133	7,578	24,677	18,858
Operating expenses:
Selling, general and administrative	4,484	3,313	12,219	10,106
Research and development	1,410	1,566	3,553	4,419
Restructuring charge	—	—	—	226
Total operating expenses	5,894	4,879	15,772	14,751
Income from operations	5,239	2,699	8,905	4,107
Interest income, net	122	105	334	303
Equity in loss of unconsolidated joint ventures	(266)	(581)	(1,387)	(1,437)
Other (expense) income, net	(349)	164	(403)	682
Income before provision for income taxes	4,746	2,387	7,449	3,655
Provision for income taxes	181	176	661	713
Net income	4,565	2,211	6,788	2,942
Less: Net (income) loss attributable to noncontrolling interests	(146)	18	226	480
Net income attributable to AXT, Inc.	$4,419	$2,229	$7,014	$3,422
Net income attributable to AXT, Inc. per common share:
Basic	$0.11	$0.07	$0.19	$0.10
Diluted	$0.11	$0.07	$0.18	$0.10
Weighted average number of common shares outstanding:
Basic	38,499	32,110	36,999	32,043
Diluted	40,095	33,138	38,469	32,615

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$4,565	$2,211	$6,788	$2,942
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	1,135	(233)	2,457	(1,801)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	27	(112)	(98)	(253)
Total other comprehensive income (loss), net of tax	1,162	(345)	2,359	(2,054)
Comprehensive income	5,727	1,866	9,147	888
Less: Comprehensive (income) loss attributable to noncontrolling interests	(326)	48	(111)	681
Comprehensive income attributable to AXT, Inc.	$5,401	$1,914	$9,036	$1,569

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2017		2016
Cash flows from operating activities:
Net income	$6,788		$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,361		3,620
Amortization of marketable securities premium	124		85
Impairment charge on equity investee	313		—
Stock-based compensation	961		789
Realized gain on sale of available-for-sale securities	(77)		(429)
Gain on disposal of equipment	—		(5)
Loss from equity method investments, net	1,074		1,437
Changes in operating assets and liabilities:
Accounts receivable	(6,206)		(72)
Inventories	(66)		(1,092)
Prepaid expenses and other current assets	(587)		(1,259)
Other assets	64		435
Accounts payable	2,589		949
Accrued liabilities	(107)	*	(1,301)	*
Other long-term liabilities, including royalties	(241)		(591)
Net cash provided by operating activities	7,990		5,508
Cash flows from investing activities:
Purchases of equipment	(16,557)		(2,200)
Proceeds from sale of equipment	—		35
Purchases of available-for-sale securities	(26,093)		(10,784)
Proceeds from sales and maturities of available-for-sale securities	13,310		12,316
Repayment of related party notes receivable	108		—
Net cash used in investing activities	(29,232)		(633)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	33,384		428
Dividends paid by joint ventures to their minority shareholders	(465)		(39)
Net cash provided by financing activities	32,919		389
Effect of exchange rate changes on cash and cash equivalents	249		(478)
Net increase in cash and cash equivalents	11,926		4,786
Cash and cash equivalents at the beginning of the period	36,152		24,875
Cash and cash equivalents at the end of the period	$48,078		$29,661

* Dividend accrued but not paid by one of our consolidated subsidiaries of $521 and $520 was included in accrued liabilities as of September 30, 2017 and September 30, 2016, respectively.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017 and our quarterly reports on Form 10-Q for the three months ended March 31, 2017 and June 30, 2017 filed with the SEC on May 8, 2017 and August 4, 2017, respectively.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months.  As of September 30, 2017 and December 31, 2016, our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$47,054	$—	$—	$47,054	$23,948	$—	$—	$23,948
Cash equivalents:
Certificates of deposit [1]	1,024	—	—	1,024	12,204	—	—	12,204
Total cash and cash equivalents	48,078	—	—	48,078	36,152	—	—	36,152
Investments (available-for-sale):
Certificates of deposit [2]	6,618	1	(12)	6,607	8,999	1	(20)	8,980
Corporate bonds	23,644	—	(42)	23,602	8,479	—	(47)	8,432
Corporate equity securities	—	—	—	—	48	111	—	159
Total investments	30,262	1	(54)	30,209	17,526	112	(67)	17,571
Total cash, cash equivalents and investments	$78,340	$1	$(54)	$78,287	$53,678	$112	$(67)	$53,723
Contractual maturities on investments:
Due within 1 year [3]	$20,549			$20,524	$11,325			$11,415
Due after 1 through 5 years [4]	9,713			9,685	6,201			6,156
	$30,262			$30,209	$17,526			$17,571

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

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

During the three months ended March 31, 2017, we sold the remainder of our GHI stock; therefore, there were no GHI transactions in the three months ended September 30, 2017.  During the nine months ended September 30, 2017, our cash proceeds from sales of GHI stock were $125,000. Our cost was $48,000 and our gross realized gain from sales of GHI stock was $77,000. As of September 30, 2017, we no longer hold any GHI stock.

During the three months ended September 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale-investments were $113,000. Our cost was $29,000 and our gross realized gain from sales of available-for-sale-investments was $84,000. During the nine months ended September 30, 2016, we sold some of our GHI stock and our cash proceeds from sales of available-for-sale investments were $581,000. Our cost was $152,000 and our gross realized gain from sales of available-for-sale investments was $429,000.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2017 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on September 30, 2017. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2017 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,564	$(6)	$2,344	$(6)	$4,908	$(12)
Corporate bonds	23,602	(42)	—	—	23,602	(42)
Total in loss position	$26,166	$(48)	$2,344	$(6)	$28,510	$(54)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $10.1 million and $11.3 million as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, there were seven companies accounted for under the equity method. There were no impairment charges in the three months ended September 30, 2017.  The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.  We had no impairment charges for the three and nine months ended September 30, 2016.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2017. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2017.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$7,631	$—	$7,631	$—
Corporate bonds	23,602	—	23,602	—
Total	$31,233	$—	$31,233	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). There were no impairment charges in the three months ended September 30, 2017.  The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero. Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and nine months ended September 30, 2017 and 2016.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Inventories:
Raw materials	$21,000	$17,485
Work in process	17,178	20,410
Finished goods	2,590	2,257
	$40,768	$40,152

As of September 30, 2017 and December 31, 2016, carrying values of inventories were net of inventory reserves of $12.9 million and $12.0 million, respectively, for excess and obsolete inventory and $263,000 and $254,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Property, plant and equipment:
Machinery and equipment, at cost	$42,970	$41,254
Less: accumulated depreciation and amortization	(40,017)	(37,311)
Building, at cost	31,327	29,600
Less: accumulated depreciation and amortization	(10,951)	(9,654)
Leasehold improvements, at cost	5,351	4,942
Less: accumulated depreciation and amortization	(4,093)	(3,608)
Construction in progress	17,668	2,582
	$42,255	$27,805

As of September 30, 2017, the balance of construction in process was $17.7 million of which $13.6 million was from our buildings in our new Dingxing location, $1.5 million was for manufacturing equipment purchases and $2.6 million was from our construction in process for our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	1,449	2,610
Advance from customers	771	238
Current portion of royalty payments	575	575
Accrued professional services	541	583
Dividends payable by consolidated joint ventures	521	499
Accrued income taxes	330	203
Accrued product warranty	138	251
Other accrued liabilities	2,058	1,400
	$9,284	$9,260

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of September 30, 2017 and December 31, 2016, we included $1.2 million and $1.4 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. As of September 30, 2017 and December 31, 2016, amounts payable of $1.8 million and $1.8 million, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

JiYa also sold raw materials to one of its equity investment entities for production in the ordinary course of business.  As of September 30, 2017 and December 31, 2016, amounts receivable of $326,000 and $313,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales made on credit to the customer and as of September 30, 2017 the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2017 and 2016,  JinMei has recorded $2,000 and $0, respectively, income from agency sales. For the nine months ended September 30, 2017 and 2016, Jin Mei has recorded $3,000 and $1,000 income from agency sales, respectively, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. During the three months ended September 30, 2017, the repayment of principle and interest totaling $55,000 was received by our wholly-owned subsidiary. As of September 30, 2017, the balance of $57,000 was included in “Related party notes receivable – current”. As of December 31, 2016, the balance of $107,000 was included in “Related party notes receivable – long-term” in our condensed consolidated balance sheets.

In April 2014, Tongmei loaned an additional $44,000 to Dongfang. The loan bears interest at 6.15% per annum and comes due on December 31, 2017. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $53,000 was received by our wholly-owned subsidiary. As of September 30, 2017 and December 31, 2016, this balance, including both principal and accrued interest, was $0 and $50,000, respectively, and was included in “Related party notes receivable – long-term” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of September 30, 2017 and December 31, 2016, amounts payable of $0 and $210,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of September 30, 2017 and December 31, 2016, amounts payable of $0 and $377,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of September 30, 2017 and December 31, 2016, amounts payable of $433,000 and $246,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $751,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due in three installments between December 2021 and December 2023.  JinMei is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the executive employee’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 were received by our consolidated joint venture.  As of September 30, 2017 and December 31, 2016,  these balances, including both principal and accrued interest, were $0 and $179,000, respectively, and included in “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of JiYa’s equity investment entities for production in the ordinary course of business. As of September 30, 2017 and December 31, 2016, amounts payable of $0 and $146,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of September 30, 2017 and December 31, 2016, amounts payable to Kaide of $579,000 and $323,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2017	2016	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	70%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,445	$1,498	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	3,522	4,000	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	1,048	1,101	Equity	25%
	$6,015	$6,599

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

During the three months ended September 30, 2017 and 2016, the three consolidated joint ventures generated an income of $860,000 and $399,000, respectively, of which a gain of $146,000 and a loss of $18,000, respectively, were allocated to noncontrolling interests, resulting in an income of $714,000 and $417,000 respectively, to our net income.  During the nine months ended September 30, 2017 and 2016, the three consolidated joint ventures generated an income of $1.1 million and a loss of $82,000, respectively, of which a loss of $0.2 million and $480,000 respectively, were allocated to noncontrolling interests, resulting in an income of $1.3 million and an income of $398,000, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $6.0 million and $6.6 million as of September 30, 2017 and December 31, 2016. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2017 and December 31, 2016, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.2 million and $4.7 million, respectively.

There were no impairment charges in the three months ended September 30, 2017.  The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue	$4,209	$6,813	$15,571	$17,565
Gross profit (loss)	$177	$(1,494)	$976	$(1,929)
Operating loss	$(1,054)	$(2,354)	$(2,685)	$(4,894)
Net loss	$(1,130)	$(2,321)	$(3,653)	$(5,419)

Our portion of the entity loss from these seven minority investment entities that are not consolidated and are accounted for under the equity method were $266,000  and $581,000 for the three months ended September 30, 2017 and 2016, respectively. Our portion of the entity loss, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $1.4 million and $1.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2016	$3,532	$33	$194,177	$(64,985)	$253	$133,010	$4,380	$137,390
Common stock options exercised	—	1	1,522	—	—	1,523	—	1,523
Stock-based compensation	—	—	961	—	—	961	—	961
Issuance of common stock, net of stock issuance costs of $2,639	—	5	31,856	—	—	31,861	—	31,861
Net income (loss)	—	—	—	7,014	—	7,014	(226)	6,788
Dividends declared by joint ventures	—	—	—	—	—	—	(465)	(465)
Other comprehensive income	—	—	—	—	2,022	2,022	337	2,359
Balance as of September 30, 2017	$3,532	$39	$228,516	$(57,971)	$2,275	$176,391	$4,026	$180,417

There were no reclassification adjustments from accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016. During the three and nine months ended September 30, 2017, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2017, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$7	$5	$22	$15
Selling, general and administrative	280	238	788	651
Research and development	52	38	151	123
Total stock-based compensation	339	281	961	789
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$339	$281	$961	$789

As of September 30, 2017, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.4 million, net of estimated forfeitures of $167,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2017 and December 31, 2016 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended September 30, 2017 and 2016. There were 60,000 and 68,000 options with weighted-average grant date fair values of $2.76 and $1.01 granted in the nine months ended September 30, 2017 and 2016, respectively. The fair values of our stock options granted to employees for the three and nine months ended September 30, 2017 were estimated using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2017
Expected term (in years)	—	5.9
Volatility	—%	46.71%
Expected dividend	—%	—%
Risk-free interest rate	—%	2.08%

The following table summarizes the stock option transactions during the nine months ended September 30, 2017 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2017	3,294	$3.38	7.23	$5,301
Granted	60	5.95
Exercised	(481)	3.17
Canceled and expired	(24)	3.31
Balance as of September 30, 2017	2,849	$3.47	6.98	$16,173
Options vested as of September 30, 2017 and unvested options expected to vest, net of forfeitures	2,806	$3.46	6.95	$15,964
Options exercisable as of September 30, 2017	1,591	$3.26	5.83	$9,366

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $9.15 on September 30, 2017, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2017 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2017	325	$3.27
Granted	71	$7.96
Vested	(74)	$3.22
Forfeited	—	$—
Non-vested as of September 30, 2017	322	$4.32

As of September 30, 2017, the unamortized compensation costs related to unvested restricted stock awards was approximately $1.1 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to AXT, Inc	$4,419	$2,229	$7,014	$3,422
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income available to common stockholders	$4,375	$2,185	$6,882	$3,290
Denominator:
Denominator for basic net income per share - weighted average common shares	38,499	32,110	36,999	32,043
Effect of dilutive securities:
Common stock options	1,416	827	1,283	425
Restricted stock awards	180	201	187	147
Denominator for dilutive net income per common shares	40,095	33,138	38,469	32,615
Net income attributable to AXT, Inc. per common share:
Basic	$0.11	$0.07	$0.19	$0.10
Diluted	$0.11	$0.07	$0.18	$0.10

Options excluded from diluted net income per share as the impact is anti-dilutive	68	652	573	910
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	34	—	11	—

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2017 and December 31, 2016, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Product Type:
Substrates	$22,377	$17,050	$58,095	$49,629
Raw Materials and Others	5,791	4,822	14,246	11,451
Total	$28,168	$21,872	$72,341	$61,080

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
China	$7,203	$4,766	$17,949	$12,041
Europe (primarily Germany)	6,192	4,995	17,638	13,946
Taiwan	5,986	2,995	13,499	11,779
Japan	3,694	3,499	9,696	8,096
Asia Pacific (excluding China, Taiwan and Japan)	2,934	3,239	7,650	8,391
North America (primarily the United States)	2,159	2,378	5,909	6,827
Total	$28,168	$21,872	$72,341	$61,080

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2017	2016
Long-lived assets by geographic region, net of depreciation:
North America	$1,542	$318
China	40,713	27,487
	$42,255	$27,805

Significant Customers

Two customers, Landmark and Osram Opto, represented 16% and 10% respectively, of our revenue for the three months ended September 30, 2017 while one customer,  IQE Group, represented 12%  of our revenue for the three months ended September 30, 2016. Our top five customers, although not the same five customers for each period, represented 39% and 38% of our revenue for the three months ended September 30, 2017 and 2016, respectively.

Two customers, Landmark and Osram Opto, represented 12% and 11%, respectively, of our revenue for the nine months ended September 30, 2017 while two customers, IQE Group and Landmark, represented 11% and 10%, respectively, of our revenue for the nine months ended September 30, 2016. Our top five customers, although not the same five customers for each period, represented 37% and 40% of our revenue for the nine months ended September 30, 2017 and 2016, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 13% of our accounts receivable balance as of September 30, 2017, while one customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning accrued warranty and related costs	$130	$330	$251	$497
Accruals for warranties issued	7	3	77	26
Adjustments related to pre-existing warranties including expirations and changes in estimates	18	(57)	(114)	(188)
Cost of warranty repair	(17)	(10)	(76)	(69)
Ending accrued warranty and related costs	$138	$266	$138	$266

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

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$651	$202	$350	$93	$6
Royalty agreement	719	575	144	—	—
Total	$1,370	$777	$494	$93	$6

Land Purchase and Investment Agreement

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of the 3-D sensing VCSELs), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement, however the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2017, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a  foreign currency transaction exchange loss of $339,000 and a gain of $83,000 for the three months ended September 30, 2017 and 2016, respectively. We incurred a  foreign currency transaction exchange loss of $414,000 and a gain of  $327,000 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2017 includes no interest and penalties. As of September 30, 2017, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions.

Provision for income taxes for the three and nine months ended September 30, 2017 was mostly related to our wholly owned China subsidiary and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and nine months ended September 30, 2017 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

Note 15. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee had conducted an investigation of certain potential related-party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our financial statements resulting from these transactions. However, the investigation identified certain historical related-party transactions that were not previously disclosed in our filings with the SEC. We filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related-party transactions.

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

During the three and nine months ended September 30, 2017 and 2016, we incurred no restructuring charges,  except as mentioned above.

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

The FASB has since issued additional updates of its new standard on revenue recognition issued in May 2014. In March 2016, an amendment was issued to clarify the implementation guidance on principal versus agent consideration. The guidance requires entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, amendments were issued to clarify the identification of performance obligations and the licensing implementation guidance in the initial standard. Amendments were issued in May 2016 related to its guidance on assessing collectability, presentation of sales tax, noncash consideration, and completed contracts and contract modification at transition, which reduce the potential for diversity in practice, and the cost and complexity of application at transition and on an ongoing basis. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on our condensed consolidated financial statements and have not elected a transition method as of the period ended September 30, 2017.

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

In March 2016, the FASB issued ASU No. 2016-07, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under the amended guidance, the investor should apply the equity method prospectively from the date the investment qualifies for the equity method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. We adopted this guidance effective January 1, 2017. The adoption of this standard did not have a significant impact on our condensed consolidated financial statements.

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

Note 18. Subsequent Events

On October 7, 2017, Wilson Lin, Ph.D. notified us of his decision to resign as our Chief Operating Officer, effective October 5, 2017.  In connection with his resignation, Dr. Lin and the Company entered into a Separation Agreement and Release, dated as of October 19, 2017 (the “Separation Agreement”).  The Separation Agreement provides for (i) the release of all claims by Dr. Lin in favor of the Company and other releasees; (ii) cash severance equal to 12 months of Dr. Lin’s base salary, for a total of $300,000, less applicable withholdings; and (iii) up to 12 months of Company-paid insurance premiums (COBRA) to continue Dr. Lin’s group health insurance coverage for himself and his eligible dependents.

On November 2, 2017, our consolidated joint venture, Boyu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of Boyu. Our ownership of Boyu was diluted from 70% to 63%.  We continued to exercise control over Boyu and accordingly no gain was recognized as a result of this equity transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand and customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our ability to have customers re-qualify substrates from the new manufacturing location in Dingxing, China and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements included elsewhere in this report.

Overview

AXT, Inc. (“AXT”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a worldwide materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers. Our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

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
• Used when growing epitaxial layers in MBE reactors

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of 10 companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including pure raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these entities range from 83% to 20%. We have board representation in all 10 of these companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by the subsidiary. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over the subsidiary. We purchase portions of the materials produced by these joint venture companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is expanding its offices into the area where our manufacturing facility is located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing facility in city of Dingxing in the People’s Republic of China.  Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding,  is approximately a 90-minute drive south of our current Beijing location.  The Dingxing site is approximately 18.75 acres and currently has three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.  We have already transferred single crystal growth furnaces to this site and, in October 2017, we produced our first single crystal growth ingot at this site.  To enable rapid capacity expansion, we are developing plans to construct a fourth building at this site. Additional environmental permits,  regulatory approvals and zoning conformance applications for the site are in process.

To mitigate our risks and maintain our production schedule, we plan to move our gallium arsenide equipment in stages so that we will produce our gallium arsenide products at both sites and then subsequently transfer increasing volume to the new site. This approach will also minimize any disruption to our customers.  We intend to complete this relocation by the end of 2018 or the first half of 2019.    The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.    If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.

In light of the increasing environmental concerns of China’s central government and various regional agencies, we formed a plan to isolate our first step in producing gallium arsenide, which is the blending or synthesis of raw gallium and raw arsenic (“poly synthesis”).  The storage, handling, and use of raw arsenic are environmentally sensitive operations, but once arsenic is blended with gallium at high temperature (approximately 1,000 degrees C), the arsenic toxicity level drops significantly.  As such, we have acquired 8.5 acres in the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang.  The government development agency overseeing this region has granted to us the required approvals and, as an incentive to us, will construct a building of approximately 69,000 sq. feet at our site.  The construction of the building is expected to be completed in late 2017 or early 2018.  At this site, we will be able to do both poly synthesis and single crystal growth for any of our products.  Initially, we plan to begin with gallium arsenide and the blended material will be shipped to Dingxing for the proprietary processing we use to grow single crystal gallium arsenide ingots.  At this time we are not relocating our indium phosphide or germanium production lines and are focused on gallium arsenide.  In the future, we will evaluate and consider the possible relocation of our other production lines.

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

Accounts Receivable and Allowance for Doubtful Accounts

We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than most foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their creditworthiness.

As of September 30, 2017 and December 31, 2016, our accounts receivable, net balance was $20.9 million and $14.5 million, respectively, which was net of an allowance for doubtful accounts of $566,000 and $653,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of September 30, 2017 and December 31, 2016, our allowance for sales returns was $291,000 and $360,000, respectively.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2017 and December 31, 2016, accrued product warranties totaled $138,000 and $251,000, respectively.

The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2017 and December 31, 2016, we had an inventory reserve of $12.9 million and $12.0 million, respectively, for excess and obsolete inventory and $263,000 and $254,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt and equity securities as available-for-sale securities in accordance with Accounting Standards Codification (“ASC”) topic 320, Investments - Debt and Equity Securities (“ASC 320”). All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

There were no impairment charges in the three months ended September 30, 2017.  The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.  We had no impairment charges for the three and nine months ended September 30, 2016.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2017 and 2016.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  ASU 2016-09 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted this ASU as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our condensed consolidated financial statements.

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

See Note 14—“Income Taxes” in the notes to condensed financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$22,377	$17,050	$5,327	31.2%	$58,095	$49,629	$8,466	17.1%
Raw Materials and Others	5,791	4,822	969	20.1%	14,246	11,451	2,795	24.4%
Total revenue	$28,168	$21,872	$6,296	28.8%	$72,341	$61,080	$11,261	18.4%

Revenue increased $6.3 million, or 28.8%, to $28.2 million for the three months ended September 30, 2017 from $21.9 million for the three months ended September 30, 2016. The revenue increase for the three months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of a  higher demand for all of our substrates wafers from our major customers, resulting in more than 15% growth in each of our wafer products in 2017 and stronger raw material sales performance from our consolidated subsidiaries. In general, the increase in our raw material sales and substrate sales resulted from higher overall units sold while average selling prices remained either flat or, in some cases, were down slightly. Our InP substrates revenue increased in the three months ended September 30, 2017 as compared to the same period in 2016 primarily due to the high demand driven by the growth in data center connectivity applications while our Ge substrate revenue increased primarily due to more planned satellite launches in 2017.

Revenue increased $11.3 million, or 18.4%, to $72.3 million for the nine months ended September 30, 2017 from $61.1 million for the nine months ended September 30, 2016. The revenue increase for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily the result of higher demand for all of our substrates wafers from our major customers, resulting in a ten percent or more growth in each of our wafer products in 2017 and stronger purified gallium (greater than 4N purity) raw material sales performance from our consolidated subsidiaries as compared to the same period in 2016.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
China	$7,203	$4,766	$2,437	51.1%
% of total revenue	26%	22%
Europe (primarily Germany)	6,192	4,995	1,197	24.0%
% of total revenue	22%	23%
Taiwan	5,986	2,995	2,991	99.9%
% of total revenue	21%	14%
Japan	3,694	3,499	195	5.6%
% of total revenue	13%	16%
Asia Pacific (excluding China, Taiwan and Japan)	2,934	3,239	(305)	(9.4)%
% of total revenue	10%	15%
North America (primarily the United States)	2,159	2,378	(219)	(9.2)%
% of total revenue	8%	11%
Total revenue	$28,168	$21,872	$6,296	28.8%

In aggregate, the combined revenue from the entire Asia market increased $5.3 million to $19.8 million for the three months ended September 30, 2017, from $14.5 million for the three months ended September 30, 2016. The revenue increase in the Asia market for the three months ended September 30, 2017 as compared to the same period in

2016 was a result of higher demand for all of our substrates wafers from our major customers and stronger raw material sales performance from our consolidated subsidiaries. However, the increase in revenue from the Asia market was partially offset by the decrease of raw materials sales in Korea. Revenue from the Europe market increased $1.2 million in the three months ended September 30, 2017 as compared to the same period in 2016 as a result of a higher demand for all of our substrates wafers. Revenue from North America decreased $219,000 for the three months ended September 30, 2017 to $2.2 million from $2.4 million for the three months ended September 30, 2016 primarily from a lower demand in pBN in the United States.

	Nine Months Ended
	September 30,		Increase
	2017	2016	(Decrease)	% Change
	($ in thousands)
China	$17,949	$12,041	$5,908	49.1%
% of total revenue	25%	20%
Europe (primarily Germany)	17,638	13,946	3,692	26.5%
% of total revenue	24%	23%
Taiwan	13,499	11,779	1,720	14.6%
% of total revenue	19%	19%
Japan	9,696	8,096	1,600	19.8%
% of total revenue	13%	13%
Asia Pacific (excluding China, Taiwan and Japan)	7,650	8,391	(741)	(8.8)%
% of total revenue	11%	14%
North America (primarily the United States)	5,909	6,827	(918)	(13.4)%
% of total revenue	8%	11%
Total revenue	$72,341	$61,080	$11,261	18.4%

The combined revenue from China, Europe, Taiwan and Japan increased $12.9 million to $58.8 million for the nine months ended September 30, 2017 from $45.9 million for the nine months ended September 30, 2016. The revenue increase for the nine months ended September 30, 2017 as compared to the same period in 2016 was a result of an increase in our substrate products and raw materials sales. Except for China, Taiwan and Japan, revenue from other Asia Pacific countries and North America decreased $1.7 million for the nine months ended September 30, 2017 to $13.6 million from $15.2 million for the nine months ended September 30, 2016. The revenue decrease from these countries for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to a decrease in both of our raw material sales and substrate product sales in these regions which was partially offset by the increase of InP sales.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$11,133	$7,578	$3,555	46.9%	$24,677	$18,858	$5,819	30.9%
Gross Margin %	39.5%	34.6%			34.1%	30.9%

Gross profit increased $3.6 million, or 46.9%, to $11.1 million for the three months ended September 30, 2017 from $7.6 million for the three months ended September 30, 2016. Gross profit increased primarily due to favorable product mix, higher production volume,  overall improvements in yield and manufacturing efficiencies and lower raw material costs used in our wafer substrates for the three months ended September 30, 2017 as compared to the same period in 2016. However, the effect of these favorable factors was partially offset by higher excess and obsolescence charges in the three months ended September 30, 2017 as compared to the same period in 2016.

Gross profit increased $5.8 million, or 30.9%, to $24.7 million for the nine months ended September 30, 2017 from $18.9 million for the nine months ended September 30, 2016. Gross profit increased primarily due to lower raw material costs used in our wafer substrates, overall improvements in yield and manufacturing efficiencies and higher production volume for the nine months ended September 30, 2017 as compared to the same period in 2016. However, the effect of these favorable factors was partially offset by higher manufacturing costs, including unfavorable job variances, incurred as we sought to make on-time shipments after the electrical fire in our Beijing facility on the evening of March 15, 2017 and higher excess and obsolescence charges in the nine months ended September 30, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,484	$3,313	$1,171	35.3%	$12,219	$10,106	$2,113	20.9%
% of total revenue	15.9%	15.1%			16.9%	16.5%

Selling, general and administrative expenses increased $1.2 million, or 35.3%, to $4.5 million for the three months ended September 30, 2017 from $3.3 million for the three months ended September 30, 2016. The higher selling, general and administrative expenses were primarily from higher sales commission associated with higher revenue, higher consulting, professional service fees and  personnel-related costs.

Selling, general and administrative expenses increased $2.1 million, or 20.9%, to $12.2 million for the nine months ended September 30, 2017 from $10.1 million for the nine months ended September 30, 2016. The higher selling, general and administrative expenses were primarily from higher consulting, professional service fees and personnel-related costs as well as from expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on the evening of March 15, 2017.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,410	$1,566	$(156)	(10.0)%	$3,553	$4,419	$(866)	(19.6)%
% of total revenue	5.0%	7.2%			4.9%	7.2%

Research and development expenses decreased $156,000, or 10.0% to $1.4 million for the three months ended September 30, 2017 from $1.6 million for the three months ended September 30, 2016. The decrease in research and development expenses for the three months ended September 30, 2017 was primarily due to the reduced use of raw materials for product development at one of our consolidated subsidiaries and lower personnel-related costs.

Research and development expenses decreased $866,000, or 19.6% to $3.6 million for the nine months ended September 30, 2017 from $4.4 million for the nine months ended September 30, 2016. The decrease in research and development expenses for the nine months ended September 30, 2017 was primarily due to the reduced use of raw materials for product development at one of our consolidated subsidiaries and lower personnel-related costs. This decrease was partially offset by the increase of expenses incurred from our substrate and pBN research and development activities.

Interest Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$122	$105	$17	16.2%	$334	$303	$31	10.2%
% of total revenue	0.4%	0.5%			0.5%	0.5%

Interest income, net increased for three months and nine months ended September 30, 2017 as compared to the same period in 2016 primarily due to increased cash balances as a result of the secondary public offering in March 2017.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		(Increase)		September 30,		(Increase)
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
	($ in thousands)				($ in thousands)
Equity in loss of unconsolidated joint ventures	$(266)	$(581)	$315	54.2%	$(1,387)	$(1,437)	$50	3.5%
% of total revenue	(0.9)%	(2.7)%			(1.9)%	(2.4)%

Equity in loss of unconsolidated joint ventures is the aggregate net loss from our seven minority-owned joint ventures that are not consolidated. Equity in loss of unconsolidated joint ventures decreased $315,000 to a loss of $266,000 for the three months ended September 30, 2017 from a loss of $581,000 for the three months ended September 30, 2016 as our unconsolidated joint ventures had reported better performance in the three months ended in September 30, 2017 as compared to the same period of 2016. There were no impairment charges in the three months ended September 30, 2017.

Equity in loss of unconsolidated joint ventures remained virtually unchanged at a loss of $1.4 million for the nine months ended September 30, 2017 and 2016.  However, the nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero. There were no impairment charges in the three months ended September 30, 2016.

Other (Expense)  Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Other (expense) income, net	$(349)	$164	$(513)	(312.8)%	$(403)	$682	$(1,085)	(159.1)%
% of total revenue	(1.2)%	0.7%			(0.6)%	1.1%

Other (expense) income, net decreased $513,000 to a loss of $349,000 for the three months ended September 30, 2017 from income of $164,000 for the three months ended September 30, 2016. Other (expense) income, net decreased $1.1 million to a loss of $403,000 for the nine months ended September 30, 2017 from income of $682,000 for the nine months ended September 30, 2016. Other (expense) income, net decreased primarily due to a lower realized gain recognized from sales of GHI stock in the three and nine months ended September 30, 2017 as compared to the same periods in 2016. As of September 30, 2017, we no longer hold any GHI stock.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$181	$176	$5	2.8%	$661	$713	$(52)	(7.3)%
% of total revenue	0.6%	0.8%			0.9%	1.2%

Provision for income taxes for the three and nine months ended September 30, 2017 was $181,000 and $661,000, respectively, which were mostly related to our China subsidiary and our three consolidated joint venture companies in China. Provision for income taxes remained virtually unchanged for the three months ended September 30, 2017 as compared to the same period in 2016. No income taxes or benefits have been provided for our U.S. operations due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which have resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Noncontrolling Interests

	Three Months Ended				Nine Months Ended
	September 30,		(Increase)		September 30,		(Increase)
	2017	2016	Decrease	% Change	2017	2016	Decrease	% Change
	($ in thousands)				($ in thousands)
Noncontrolling interests	$146	$(18)	$164	911.1%	$(226)	$(480)	$254	52.9%
% of total revenue	0.5%	(0.1)%			(0.3)%	(0.8)%

The decrease in noncontrolling interests’ share of losses for the three and nine months ended September 30, 2017 as compared to the same period in 2016 was due to higher profitability from two of our three consolidated subsidiaries in China which was partially offset with lower profitability from our other consolidated subsidiary in China.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds.

As of September 30, 2017, our principal source of liquidity was $78.3 million, which consisted of cash and cash equivalents of $48.1 million, short-term investments of $20.5 million and long-term investments of $9.7 million. In the nine months ended September 30, 2017, cash and cash equivalents increased by $11.9 million and short-term and long-term investments increased by $12.6 million. The increase in cash and cash equivalents of $11.9 million in the nine months ended September 30, 2017 was primarily due to net cash provided by operating activities of $8.0 million, net cash provided by financing activities of $32.9 million, primarily due to the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017 and proceeds of $1.5 million form the exercise of common stock options partially offset by the net dividends paid by our joint ventures of $0.5 million, which were partially offset by net cash used in investing activities of $29.2 million. As of September 30, 2017, we and our consolidated joint ventures held approximately $19.0 million in cash and investments in foreign bank accounts. This consists of $11.2 million held by our wholly owned subsidiary in China and $7.8 million held by our three partially-owned consolidated subsidiaries in China. Of this $19.0 million, approximately $12.3 million would not be available for use in the United States without paying United States income taxes. We believe that the current value of our net operating loss carryforwards would offset the taxes due.

As of September 30, 2016, our principal source of liquidity was $47.3 million which consisted of cash and cash equivalents of $29.7 million, short-term investments of $9.6 million and long-term investments of $8.1 million. In the nine months ended September 30, 2016, cash and cash equivalents increased by $4.8 million and short-term and long-term investments decreased by $1.4 million. The increase in cash and cash equivalents of $4.8 million in the nine months ended September 30, 2016 was primarily due to net cash provided by operating activities of $5.5 million and net cash provided by financing activities of $0.4 million, which were partially offset by net cash used in investing activities of $0.6 million and the effect of exchange rate changes of $0.5 million. As of September 30, 2016, we and our consolidated joint ventures held approximately $19.8 million in cash and investments in foreign bank accounts. This consists of $14.1 million held by our wholly owned subsidiary in China and $5.7 million held by our three partially-owned consolidated subsidiaries in China. Of this $19.8 million, approximately $12.6 million would not be available for use in the United States without paying United States income taxes.

Net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2017 was primarily comprised of a net income of $6.8 million, adjusted for non-cash items of depreciation and amortization of $3.4 million, loss on equity method investments of $1.1 million, stock-based compensation of $1.0 million, impairment charge on equity investee of $0.3 million, which were partially offset by a net change of $4.6 million in operating assets and liabilities.

Net cash provided by operating activities of $5.5 million for the nine months ended September 30, 2016 was primarily comprised of a net income of $2.9 million, adjusted for non-cash items of depreciation of $3.6 million, loss on equity method investments of $1.4 million and stock-based compensation of $0.8 million, which were partially offset by realized gain on sales of investments of $0.4 million and a net change of $2.9 million in operating assets and liabilities.

Net cash used in investing activities of $29.2 million for the nine months ended September 30, 2017 was primarily from the purchase of marketable investment securities totaling $26.1 million and the purchase of property, plant and equipment of $16.6 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $13.3 million.

Net cash used in investing activities of $0.6 million for the nine months ended September 30, 2016 was primarily from the purchase of marketable investment securities totaling $10.8 million and the purchase of property, plant and equipment of $2.2 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $12.3 million.

Net cash provided by financing activities was $32.9 million for the nine months ended September 30, 2017, which mainly consisted of $31.9 million net proceeds from the issuance of 5,307,692 shares of common stock as a result of our March 2017 stock offering and net proceeds of $1.5 million on the issuance of common stock pursuant to stock option exercises, which were partially offset by net dividends paid by our joint ventures of $0.5 million.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2016, which mainly consisted of proceeds from common stock exercised.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During the nine months ended September 30, 2017, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2017, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We have been asked to relocate our gallium arsenide production line.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing facility in city of Dingxing in the People’s Republic of China.  The Dingxing site is approximately 18.75 acres and currently has three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.  We have already transferred single crystal growth furnaces to this site and, in October 2017, we produced our first single crystal growth ingot at this site.  To enable rapid capacity expansion, we are developing plans to construct a fourth building at this site.  We do not yet have comprehensive construction bids for further modifications to the existing buildings, the fourth building or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $25 million to $35 million which includes the amount we have already paid for the purchase of our new manufacturing facility.  However, such costs could be more expensive than originally estimated, particularly as we are now contemplating a larger facility that will enable us to rapidly add furnaces and other necessary production equipment to serve the potential demand for 3D-sensing VCSELs and other high-end applications. Furthermore, we have acquired a second site in city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, which will initially be used for the synthesis of raw gallium and raw arsenic.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites. Although the cost of this second site is less than $1.0 million, it was not contemplated in our original estimate.

One of our consolidated joint ventures, JinMei, is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $751,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023.

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

Outstanding contractual obligations as of September 30, 2017 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$651	$202	$350	$93	$6
Royalty agreement	719	575	144	—	—
Total	$1,370	$777	$494	$93	$6

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of the 3-D sensing VCSELs), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement, however the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with foreign currencies, our revenue, cash flows and financial condition could be adversely affected. For example, during 2014, we recorded net foreign exchange losses of $1.0 million, included as part of other income (expense), net in our condensed consolidated statements of operations. Although during 2016 and 2015, we recorded a foreign exchange gain of $232,000 and $717,000, respectively, we cannot guarantee to have the same gain in the future. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a material adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of September 30, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2017	Rate	Income	Income	Income
Cash and cash equivalents	$48,078	0.11%	$53	$48	$58
Investments in marketable debt	30,209	1.91%	577	519	635
			$630	$567	$693

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 13% of our accounts receivable balance as of September 30, 2017, and the same customer accounted for 13% of our accounts receivable balance as of December 31, 2016.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2017 and December 31, 2016, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $6.0 million and $6.6 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.2 million and  $4.7 million, respectively. In aggregate, as of September 30, 2017 and December 31, 2016 the total of our direct and indirect investments in the seven companies under the equity method totaled $10.1 million and $11.3 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made in the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Beijing city government is expanding its offices into the area where our manufacturing facility is located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line to the city of Dingxing, which is approximately a 90 minute drive south of our current Beijing facility.  In addition, we have acquired a smaller site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for the synthesis of raw gallium and raw arsenic.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  Given the fluidity and ever-increasing review of environmental and regulatory ordinances in China, there can be no assurance that these matters will be completed smoothly or at all.

The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.    If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.    For example, product qualification of our low EPD wafer substrates for 3-D sensing applications will be required and a failure to satisfy all of the qualification standards could result in no orders for this opportunity.

We expect many of the key employees who are employed at our current manufacturing facility to relocate to the Dingxing site or commute under a program we will design.  There can be no assurances that the key employees will relocate or that we will be able to hire qualified employees for our new manufacturing facility.  A loss of key employees and our inability to hire qualified employees for our new manufacturing facility could disrupt our production, which could materially and adversely impact our results of operations and our financial condition.

We do not yet have comprehensive construction bids for further modifications to the existing buildings, the fourth building or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $25 million to $35 million, which includes the amount we have already paid for the purchase of our new manufacturing facility.  However, such costs could be more expensive, particularly as we are now contemplating a larger facility that will enable us to rapidly add furnaces and other necessary production equipment to serve the anticipated demand for 3-D  sensing VCSELs and other high-end applications.

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

On the evening of March 15, 2017, an electrical short-circuit fire occurred at our Beijing manufacturing facility.  The electrical power supply supporting 2-inch, 3-inch and 4-inch gallium arsenide and germanium crystal growth was damaged and production in that area was stopped.  In addition, a waste water pipe was damaged resulting in a halt to wafer processing for four days until the pipe could be repaired.  We were able to rotate key furnace hardware and use some of the 6-inch capacity for smaller diameter crystal growth production to mitigate the impact of the fire and resume production. If we are unable to recover from a fire or natural disaster, our business and operating results could be materially and adversely affected.

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

Our dependence on international sales involves a number of risks, including:

•	unexpected changes in regulatory requirements;
•	longer periods to collect accounts receivable;
•	foreign exchange rate fluctuations;
•	changes in tariffs, import restrictions, export restrictions, or other trade barriers;
•	changes in export license requirements;
•	political and economic instability; and
•	unexpected changes in diplomatic and trade relationships.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials and other environmental controls.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, labor complaints, national security and similar reasons without compensation to us. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results.

The Beijing city government is expanding its offices into the area where our manufacturing facility is located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line to the city of Dingxing which is about 90 minutes south of our current facility.  In addition, we have acquired a smaller site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for the synthesis of raw gallium and raw arsenic.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  In light of the increased focus in China on the use of hazardous materials and environmental issues there can be no assurance that these matters will be completed smoothly or at all.

The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

Our liquidity is affected by many factors including, among others, the acquisition of the sites at Dingxing and Kazuo for the relocation of our gallium arsenide manufacturing operations, the extent to which we pursue on-going capital expenditures, the level of our production, the level of profits or losses, and other factors related to the uncertainties of the industry and global economies. Our relocation expenditures and any negative cash flow effects of these other factors will draw down our cash reserves, which could adversely affect our financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith and, more recently, significant progress in relocating our gallium arsenide production.  If our application is denied in the future before we complete our relocation,  then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

10.1(1)*	Employment Offer Letter, dated as of July10, 2017, between AXT, Inc. and Wilson Lin.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 22, 2017.

*Management contract or compensatory plan.

EXHIBIT INDEX

Exhibit
Number	Description

10.1(1)*	Employment Offer Letter, dated as of July10, 2017, between AXT, Inc. and Wilson Lin.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 22, 2017.

*Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: November 8, 2017	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)