Form 10-K
period 2017-12-31
AXT INC
filed 2018-03-09
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

reporting company)
Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $6.35 for the common stock on June 30, 2017 as reported on the Nasdaq Global Select Market, was approximately $236,453,006. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 5, 2018,  39,412,313 shares, $0.001 par value, of the registrant’s common stock were outstanding.

PART I

This Annual Report on Form 10-K (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this Annual Report on Form 10-K.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report on Form 10-K, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Item 1.  Business

AXT, Inc. (“AXT”, “the company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a worldwide materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers. Our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the performance requirements of a  semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

Our raw materials include both raw gallium and purified gallium.  We use purified gallium in producing our GaAs substrates and sell both raw gallium and purified gallium in the open market to other companies for use in magnetic materials, high temperature thermometers and growing single crystal ingots including gallium arsenide, gallium nitride, gallium antimonide, gallium phosphide and other materials and alloys.  We also produce pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE (Molecular Beam Epitaxy) reactors.  We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies. Our substrate product group generated 80%, 81% and 75% of our revenue and our raw materials product group generated 20%, 19% and 25% for 2017, 2016 and 2015, respectively.

The following chart shows our substrate products and their materials, diameters and illustrative applications and shows our raw materials group primary products and their illustrative uses and applications.

Products
Substrate Group	Wafer Diameter	Sample of Applications
Indium Phosphide	2”, 3”, 4”	• Fiber optic lasers and detectors
(InP)		• Passive Optical Networks (PONs)
• Data center connectivity using light/lasers
• Silicon photonics
• Photonic Integrated circuits (PICs)
• High efficiency terrestrial solar cells (CPV)
• RF amplifier and switching (military wireless and potential 5G)
• Infrared light-emitting diode (LEDs) motion control
• Infrared thermal imaging
Gallium Arsenide	1”, 2”, 3”, 4”, 5”, 6”	• Power amplifiers for wireless devices
(GaAs - semi-insulating)		• Direct broadcast television
• High-performance transistors
• Satellite communications
• High efficiency solar cells for drones and automobiles
Gallium Arsenide	1”, 2”, 3”, 4”, 5", 6”	• 3-D sensing using VCSELs
(GaAs - semi-conducting)		• Data center communication using VCSELs
• High brightness LEDs
• Lasers
• Near-infrared sensors
• Printer head lasers and LEDs
• Laser machining, cutting and drilling
• Optical couplers
• High efficiency solar cells for drones and automobiles
• Night vision goggles
Germanium	2”, 4”, 6”	• Satellite solar cells
(Ge)		• Optical sensors and detectors
• Terrestrial concentrated photo voltaic (CPV) cells
• Multi-junction solar cells for satellites
• Infrared detectors
Raw Materials Group
4N raw gallium		• Magnetic materials
• High temperature thermometers
• Low melting point alloys
• Optical glass
• Infrared detectors
6N+ purified gallium		• Key material in single crystal ingots such as:
- Gallium Arsenide (GaAs)
- Gallium Nitride (GaN)
- Gallium Antimonide (GaSb)
- Gallium Phosphide (GaP)
Boron trioxide (B2O3)		• Encapsulant in the ingot growth of III-V compound semiconductors
Gallium-Magnesium alloy		• Used for the synthesis of organo-gallium compounds in epitaxial growth on semiconductor wafers
pyrolytic boron nitride (pBN) crucibles		• Used when growing single-crystal compound semiconductor ingots
• Used when growing epitaxial layers in MBE reactors
pBN insulating parts		• Metal-Organic Chemical Vapour Deposition (MOCVD) reactors and organic light-emitting diode (OLED) rings

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of 10 companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including pure raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 83% to 20%. We have board representation in all 10 of these companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing site in the city of Dingxing, China.  Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding, is approximately a 90 minute drive south of our current Beijing location.  The Dingxing site is approximately 18.75 acres and currently has three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.  We are developing plans to construct a fourth building at this site. We have also acquired property in the city of Kazuo, China, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang.  Initially, the Kazuo site will be used to perform the first step in producing gallium arsenide, which is the blending or synthesis of gallium and arsenic (“poly synthesis”).  We also intend to use the Kazuo site for ingot growth.  The Dingxing site will focus on wafer processing and the ingots will be shipped from our Kazuo site to our Dingxing site.  Although our current focus is on relocating our gallium arsenide production line, we are also relocating our germanium production line and will consider moving our indium phosphide production line in the future.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process.

To mitigate our risks and maintain our production schedule, we are moving our gallium arsenide equipment in stages so that we will continue to produce our gallium arsenide products at our Beijing site and then subsequently transfer increasing volume to the new sites.  This approach will also minimize any disruption to our customers.  We intend to complete this relocation by the end of 2018 or the first half of 2019.  The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced from the new manufacturing line before placing volume purchase orders for such products.  We intend to make available initial gallium arsenide qualification wafers by March 31, 2018.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.

We were incorporated in California in December 1986 and reincorporated in Delaware in May 1998. The Company went public in 1998. We changed our name from American Xtal Technology, Inc. to AXT, Inc. in July 2000. Our principal corporate office is located at 4281 Technology Drive, Fremont, California 94538, and our telephone number at this address is (510) 438-4700. We have approximately 694 employees. In addition, our three consolidated subsidiaries have, in total, approximately 320 employees. In aggregate, we and our subsidiaries have 1,014 employees. .

Industry Background

Certain electronic and opto-electronic applications have performance requirements that exceed the capabilities of conventional silicon substrates, also known as wafers, and often require high-performance compound wafers (mixture of two materials) or single element wafer substrates. Examples of higher performance non-silicon based wafer substrates include GaAs, InP, gallium nitride (GaN), silicon carbide (SiC) and Ge. One of the earliest broadly used alternative wafer substrates was GaAs and GaAs wafer substrates were the earliest wafer substrates we produced.

Semi-insulating GaAs is used to create various high speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications.  Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A possible new application for semi-conducting GaAs is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that could be used in cell phones and other devices. InP is a high performance semiconductor substrate used in broadband and fiber optic applications and data center connectivity. In recent years, InP demand has increased. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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

•

Key provider of low defect density GaAs which can be used to make 3-D sensing chips.  The deployment of 3-D sensing facial recognition technology in cell phones and other devices requires GaAs substrates with low etch pit density (“EPD”) (i.e., low defect densities.)  The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, which includes AXT. We believe several companies in Asia are already using our wafers for development although we are not yet selling wafers into the one program that is in production.  However, when we qualify wafers from our new location our low EPD quality and ability to expand capacity quickly can generate more revenue.

•

Proprietary process technology drives manufacturing.  In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and this creates a barrier to entry as evidenced by the small number of suppliers of InP wafers or GaAs low EPD wafers.

•

Low-cost manufacturing operation in China.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2017, approximately 988 of our 1,014 employees (including employees at our Beijing and Dingxing facilities as well as our consolidated joint venture companies) were located in China. Our primary competitors have their major manufacturing operations in Germany or Japan. Our presence in China also enables us to closely manage our raw materials supply chain.

•

We are experienced at adding capacity quickly to take advantage of growing and changing market trends.  In recent years, we have quickly added capacity for InP substrates, enabling us to grow that business.  We believe that expansion is less difficult in China than in Japan or Germany where our major competitors are located. High volume emerging market applications may require rapid expansion and we believe we are well-positioned to respond to increased demand.
•

We are the only compound semiconductor substrate supplier to have a position in raw materials. We have partial ownership of 10 companies in China that form an integral part of our supply chain.  We believe our subsidiaries and joint venture companies in China provide us with a  more reliable supply of and shorter lead-times for the raw materials central to our final manufactured products compared to third party providers. We believe that this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.

•

Our diverse product offering results in a broader range of customers and applications.  We offer a diverse range of products. We are able to provide custom defined products that meet our customers’ specifications and we have the technical sales support team to engage with our customers and understand their product   requirements. Seven of the members of our team that engages with customers have PhDs in material science or physics. Our product diversity gives us a greater opportunity to expand our business into new applications and markets, generating more revenue.

•

Enhanced revenue diversity through the sale of raw materials.  Because our strategy allows our consolidated subsidiaries to also sell raw materials in the open market to third parties, approximately one fifth of our total sales are from non-substrate products, providing further diversity in our customer base and business model.

•

Business model unique among current competitors.  We believe we are the only publicly traded company producing InP, GaAs and Ge wafer substrates. Our direct competitors are either privately owned companies or divisions within very large companies that are publicly listed in Japan.  We believe the combination of access to U.S. capital markets, U.S.-based product quality standards, but China-based manufacturing and a unique strategy for the supply of many of the raw materials we need is a competitive advantage as well as an attractive business model to our customers.

•

Strong cash position with $77 million in cash and investments.  As a pure play substrate provider, we have a strong cash position that enables us to make strategic investments in facilities, capacity, equipment, technology and resources.  Our competitive focus and flexibility is supported by the staying power that this cash ensures.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates.  Key elements of our strategy include:

Promote our strengths in InP.  As cloud-based data centers continue to combine integrated circuits and InP-based lasers to transfer data through light, we believe there could be increased demand for InP substrates. We believe there are also other possible applications for InP substrates in the future, which could include driverless cars and 5G cell phones.

Add InP capacity and continue InP R&D.  We are continuing to add manufacturing capacity for InP to support our growth for this product line.  Our wafer substrate products often have long product life cycles and we believe the InP product life cycle could be similar to the long product life cycle of GaAs. In addition to adding manufacturing capacity, we are continuing to invest in InP crystal growth technology and wafer processing technology. For example, we are developing six-inch diameter ingots and improving the relative flatness of the wafer surface to improve performance.

Position AXT to benefit from 3-D sensing applications in mobile devices.  We are continuing to develop semi-conducting GaAs six-inch diameter wafers with low EPD.  The GaAs substrate requirements for 3-D sensing/facial recognition applications include very low defect densities. We intend to submit qualification wafers from our new manufacturing line once the equipment has been transferred and installed.

Establish the ability to rapidly add GaAs capacity.  The planned relocation of our GaAs manufacturing lines presents a strategic opportunity to ensure our ability to increase capacity at our new site in the future should market demands justify such capacity expansion and we intend to review our capacity expansion requirements as we proceed.

Offer diverse products, including custom products.  We believe AXT has a reputation in the market for providing a broad range of products, including custom products that are supported by a team of technical sales support professionals, the majority of whom hold advanced graduate degrees in physics or materials science. We plan to further promote this brand image as a way to differentiate ourselves in the market.  We believe this strategy will lead to a more diverse customer base.

Sustain manufacturing efficiencies.  We seek to continue to leverage our China-based manufacturing advantage by increasing efficiencies in our manufacturing methods, systems and processes. Our strategy is to combine the benefits of U.S.-based quality control and access to U.S. capital markets with our China-based manufacturing operations.

Increase productivity and seek profitability in our 10 subsidiaries/joint venture companies.  The supply and demand equation for specialty materials can be complex and volatile. Over the years, we have established or invested in 10 companies that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We plan to work closely with these companies to increase their productivity and improve their financial performance as they continue to support AXT’s supply chain.

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

Technology

Wafers serve as a cornerstone in semiconductor device fabrication, on which integrated circuits and optical devices are fabricated. Wafers are derived from semiconducting ingots that are grown in a cylindrical form. The diameter and length of an ingot will vary depending on the type of material and the growth process used. An ingot may be either single-crystalline (also referred to as single element) or multi-crystalline (also referred to as compound elements). Single-crystalline wafers typically have better material parameters.  Depending on physical properties of the materials in a wafer, the performance of devices and circuits can be remarkably different.

AXT uses its proprietary vertical gradient freeze (VGF) technology for growing single crystal Indium Phosphide (InP), Gallium Arsenide (GaAs) and Germanium (Ge) ingots. After growing the crystalline ingot, the ingot is then sliced into individual substrates or wafers.  Before specialty material wafers can be used, a thin layer of structured chemicals is grown on the surface of the substrate.  This is called an epitaxial layer.  We sell the majority of our substrates to companies that specialize in applying the epitaxial layer.  The wafers are then used to produce state-of-the-art electronic and opto-electronic devices and circuit applications.

InP and GaAs semiconducting compounds are formed by combining elements from Groups III and V in the periodic table of elements, whereas Ge is a Group IV elemental material.  Each of these materials has unique properties that determine the best device and/or circuit applications.  As a result of their special high electron mobility combined with their direct ban-gap properties, both InP and GaAs wafers have enjoyed dominant roles in the production of light emitting diodes (LEDs), solid-state lasers and power amplifiers for mobile phones, to name a few applications.  Ge wafers, on the other hand, have played a key role in the manufacturing of special solar cells known as triple junction solar cells (TJSCs) for space and terrestrial power generation.

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

We believe our long-term investment in InP research and development has resulted in a substantive body of proprietary knowledge.  In addition, to complement our VGF proprietary growth expertise, in July 2015, we acquired the InP proprietary process technology and crystal growth equipment from Crystacomm, Inc. (Crystacomm), thus adding the capability of growing polycrystalline and large diameter single crystal InP ingots using the Crystacomm proprietary Liquid Encapsulated Czochralski (LEC) technology. Crystacomm had a long history in the development and experimentation in InP and this acquisition transfers that proprietary technology to us. A number of Crystacomm’s proprietary methods can also be used in our VGF processes.

After growing the crystalline ingot, the material is then sliced into individual substrates or wafers.  We have continued to invest in wafer processing technology covering each step in the process from sawing to edge smoothing to final cleaning and we believe we have technology and trade secrets addressing the scope of wafer processing.  One focus in our recent development programs has been on automation. In this regard, in October 2015, we announced that we had acquired Hitachi Metals’ automated equipment and a license covering the use of the proprietary equipment and Hitachi Metals’ proprietary wafer processing technology.  A significant body of knowledge in this portfolio is considered proprietary trade secrets.  We have combined the acquired proprietary processing technology and equipment with our existing wafer processing capabilities to better serve our existing and future customer base.

Ideally, all the atoms in a wafer or substrate are arrayed in a specific periodic order.  However, sensitivities in the ingot growth process will cause some atoms to be improperly aligned and these are referred to as dislocations.  The aggregate number of dislocations in a wafer is referred to as the dislocation density.  Dislocation densities can be seen as a group of tiny marks or pits under a microscope by etching the wafer with acid and each wafer has an etch pit density or EPD.  Certain micro devices, such as the array used for 3-D sensing, require wafers with very low EPD.  AXT considers the process technology we use to achieve low EPD as proprietary process technology and we believe we are one of only a few substrate manufacturing companies that can produce low EPD wafers.

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

Raw Materials. Our consolidated subsidiaries produce and sell certain raw materials, some of which are used in our substrate manufacturing process and some of which are sold to other companies.  Our raw materials include both raw gallium and purified gallium.  We use purified gallium to produce our GaAs substrates and sell both raw gallium and purified gallium in the open market to other companies for use in magnetic materials, high temperature thermometers and single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonide, gallium phosphide and other materials and alloys.  We also produce pBN crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE reactors.  We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies.

We promote our product diversity as a way to differentiate ourselves in the market. Some competitors provide only gallium arsenide substrates. We provide gallium arsenide and also indium phosphide and germanium substrates.  Some competitors limit their wafer diameters to only a few sizes. Our wafers range from one inch to up to six inches in diameter.  We also produce substrates with customer defined specifications, which may range in thickness or smoothness and may include adding special additional materials, such as iron or sulfur. In addition to our wafers or substrates, we also generate revenue from our consolidated subsidiaries that sell raw materials.  Product diversity can mitigate some of the down cycles in our market because we are not dependent on a single product or application for revenue.

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

Epitaxial layer companies that form our customer base are located in Asia, the United States and Europe.  We also sell our products to universities and other research organizations that use specialty materials for experimentation in various aspects of semiconducting and semi-insulating applications. Our customers that purchase raw materials are located in Asia, the United States and Europe.

We have at times sold a significant portion of our products in any particular period to a limited number of customers. Two customers, Landmark and Osram, represented 12% and 11%, respectively, of our revenue for the year ended December 31, 2017. No customer represented more than 10% of our revenue for the year ended December 31,

2016 while one customer, IQE Group, represented 12% of our revenue for the year ended December 31, 2015. Our top five customers, although not the same five customers for each period, represented 35%, 35% and 40% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, each of three third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the year ended December 31, 2016, each of four third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales while there were three third-party customers for the year ended December 31, 2015.  Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

We manufacture all of our products in the PRC. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage wafer manufacturing process.  The first stage deploys our VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to six inches.  The growth process occurs in high temperature furnaces built using our proprietary designs. Growing the crystalline elements into cylindrical ingots can take four to twelve days, depending on the diameter and length of the ingot produced. The crystal growth stage utilizes AXT proprietary process technology. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness and then polishing, beveling the edges and cleaning each substrate.  Many of the wafer processing steps use chemical baths and properly cleaning the wafer is a critical process. The wafer processing stage also utilizes AXT proprietary process technology.

Wafers from each ingot will include some material that does not meet specifications or quality standards. Defects may occur as a result of inherent factors in the materials used in the crystalline growth process. They may also result from variances in the manufacturing process. We have many steps in our line that are partially or fully automated but other manufacturing steps are performed manually.  We intend to increase the level of automation. In 2015, we purchased wafer processing equipment from Hitachi Metals to help us increase automation in our production line and, therefore, reduce variability and defects.  In addition, we secured a manufacturing license from Hitachi Metals.  This license includes detailed work instructions for using the equipment purchased and allows us to apply the licensed proprietary wafer processing technology at any step and on any form of equipment in our line. Due to potential defects, yield is a key factor in our manufacturing cost. Other key elements are the initial cost of the raw material elements, manufacturing equipment, factory loading, facilities and labor.

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

Sales and Marketing

We sell our substrate products directly to customers through our direct salesforce in the United States, China and Europe. We use independent sales representatives and distributors in Japan, Taiwan, Korea and other areas. Our direct salesforce is knowledgeable in the use of compound and single‑element substrates. Specialty material wafers are scientifically complicated. Our application engineers must work closely with customers during all stages of our wafer substrate manufacturing process, from developing the precise composition of the wafer substrate through manufacturing and processing the wafer substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with engineering support improves customer satisfaction and provides us with a competitive advantage in selling. Seven of the members of our technical sales support team who frequently engage with customers have PhDs in physics or materials science.

International Sales.  International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 91%, 90% and 87% of our revenue during 2017, 2016 and 2015, respectively. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe. We occasionally receive immaterial orders from customers located in Israel and Russia.

Our subsidiaries and joint venture companies sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth, parts for MBE and parts used in manufacturing OLED rings. These subsidiaries and joint ventures have their own separate sales forces and sell directly to their own customers in addition to selling raw materials to us.

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

Our current substrate research and development activities focus on continued development and enhancement of GaAs, InP and Ge substrates, including improved yield, enhanced surface and electrical characteristics and uniformity, greater substrate strength and increased crystal length.  In 2015, we acquired proprietary wafer processing equipment from Hitachi Metals. The Hitachi Metals purchase includes a license covering the use of the proprietary equipment and Hitachi Metals’ proprietary wafer processing technology. A particular focus of the equipment and process technology is on cleaning the wafers.  It is important to remove any residual cleaning agents from each wafer to ensure that the epitaxial growth process is not encumbered by residual chemicals on the wafer.

Our three consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi‑disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $4.8 million in 2017, compared with $5.9 million in 2016 and $5.7 million in 2015. Wafer substrate research and development increased in 2017 and this increase was offset by a decrease in one of our three consolidated subsidiaries. Development work focusing on yield improvement also occurs within regular manufacturing processes.

Competition

The semiconductor substrate industry is characterized by narrow technological boundaries, price erosion and generally intense competition. Certain wafer substrates, such as low quality wafer substrates for LED lighting, compete almost entirely on price.  Other products, such as InP and low EPD GaAs wafers, have fewer competitors and quality is a key competitive factor in addition to price.  We face actual and potential competition from a number of established companies who have the advantage of greater name recognition and more established relationships in the industry.  In some cases, our competitors have substantially greater financial, technical and marketing resources as they are divisions of much larger companies.  They may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.  We believe a critical factor in our business is technical support extended to the customer or prospective customer and we attempt to counter possible advantages of name recognition or size with superior technical support through the use of our team of technical sales support professionals, the majority of whom hold PhDs in physics or materials science.

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

A majority of our customers specialize in epitaxial growth, a complex series of chemical layers grown on top of our wafers. Typically our customer or prospective customer has at least two substrate suppliers qualified for the production of its products. Qualified suppliers must meet industry‑standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet a customer’s current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose market share. Our primary competition in the market for compound and single element semiconductor substrates includes Sumitomo Electric Industries (“Sumitomo”), Japan Energy (“JX”), Freiberger Compound Materials (“Freiberger”), Umicore, and China Crystal Technology Corp., (“CCTC”). We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF technology. In addition, we also face competition from semiconductor device manufacturers that produce substrates for their own use, and for other companies, such as Skyworks and Qorvo, that are actively exploring alternative materials and marketing semiconductor devices using these alternative materials. For example, silicon-on-insulator (SOI) technology, a silicon wafer technology that produces satisfactory devices at lower cost, has been proven in the market. From 2012 to 2015, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (RF) switching function in cell phones.

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

To date, we have been issued 46 patents that relate to our VGF products and processes;  25 in China,  10 in the United States, six in Japan, two in Taiwan, one in the European Union,  one in Canada and one in Korea. Patents have a protected life of 20 years from their filing dates. Our patents have expiration dates ranging from one expiration in 2018 to 2032.  In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims.  We have two U.S. patent applications pending and 15 foreign patent applications pending, including 12 in China, two in Europe, one in Japan, and one in the Patent Cooperation Treaty stage. Furthermore, in aggregate, our three consolidated joint venture companies have been issued 47 patents in China, including five patents issued to JiYa, 20 patents issued to JinMei and 22 patents issued to BoYu.

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

Environmental Regulations

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.  The regulatory landscape shifts and changes in China as that country attempts to address its environmental pollution. Because we manufacture all of our products in China, we are subject to an evolving set of regulations that could require changes in our equipment and processes and require us to obtain new permits. In 2017, China increased its focus on environmental concerns which increased pressure on manufacturing companies. During a spike in air pollutants in Beijing, many manufacturing companies, including AXT, were ordered by the local government to stop production for several days.

Employees

As of December 31, 2017, we had approximately 694 employees, which consisted of approximately 25 employees in our headquarters in Fremont, California, one sales professional in France, approximately 646 employees in our factory in Beijing and approximately 22 employees in our factory in Dingxing. In addition, our three consolidated subsidiaries had, in total, approximately 320 employees. In aggregate, we and our subsidiaries had 1,014 employees, of whom 843 were principally engaged in manufacturing, 115 in sales and administration and 56 in research and development. Of these 1,014 employees, 25 were located in the United States, one in France and 988 in China.

Most workers in China are represented by unions. As of December 31, 2017, 878 employees in China including employees of our subsidiaries were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

I.           Risks Related to Our General Business

Silicon substrates (wafers) are significantly lower in cost compared to substrates made from specialty materials, and new silicon-based technologies could enable silicon based substrates to replace specialty material based substrates for certain applications.

Historically silicon wafers or substrates are less expensive than specialty material substrates, such as those that we produce.  Electronic circuit designers will generally consider silicon first and only turn to alternative materials if silicon cannot provide the required functionality in terms of power consumption, speed, wave lengths or other specifications.  Beginning in 2011, certain applications that had previously used GaAs substrates adopted a new silicon-based technology called silicon on  insulator, or SOI. SOI technology uses a silicon-insulator-silicon layered substrate in place of conventional silicon substrates in semiconductor manufacturing. SOI substrates cost less than GaAs substrates and, although their performance is not as robust as GaAs substrates in terms of power consumption, heat generation and speed, they became acceptable in mobile phones and other applications that were previously dominated by GaAs substrates.  The adoption of SOI resulted in decreased GaAs wafer demand, and decreased revenue. If SOI or similar technologies gain more widespread market acceptance, or are used in more applications, our sales of specialty material based substrates could be reduced and our business and operating results could be significantly and adversely affected.

Our gross margin has fluctuated historically and may decline due to several factors.

Our gross margin has fluctuated from period to period as a result of shifts in the cost of raw materials, shifts in product mix, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future.

Further, we do not control the prices at which our subsidiaries and other joint venture companies sell their raw material products to third parties and we do not control their production process. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules. In such events, our gross margin is adversely impacted.

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood or other natural disasters or calamities. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2015, our revenue dropped to $18.1 million and our gross margin was only 17.1%.

In 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., or Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014. In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., one of our partially owned consolidated subsidiaries, which resulted in a reduction in force of 28 positions that were no longer required to support production and operations.

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

A critical factor in our product cost is yield. Our products are manufactured using complex crystal growth and wafer processing technologies, and the number of usable wafer substrates we produce can fluctuate as a result of many factors, including:

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

In addition, we may modify our process to meet a customer specification, but this can impact our yields. If our yields decrease, our revenue could decline if we are unable to produce products to our customers’ requirements. At the same time, our manufacturing costs could remain fixed, or could increase. Lower yields negatively impact our gross margin. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur,  their duration or severity.

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

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line to the city of Dingxing, which is approximately a 90 minute drive south of our current Beijing facility.  In addition, we have acquired a smaller site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for the synthesis of raw gallium and raw arsenic as well as ingot growth.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  Given the fluidity and ever-increasing review of environmental and regulatory ordinances in China, there can be no assurance that these matters will be completed smoothly or at all.

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

We expect many of the key employees who are employed at our current manufacturing facility to relocate to the new sites or commute under a program we will develop.  There can be no assurances that the key employees will relocate or that we will be able to hire qualified employees for our new manufacturing facilities.  A loss of key employees and our inability to hire qualified employees could disrupt our production, which could materially and adversely impact our results of operations and our financial condition.

We do not yet have comprehensive construction bids for further modifications to the existing buildings, new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which includes the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be more expensive, particularly as we are now contemplating a larger facility that will enable us to rapidly add furnaces and other necessary production equipment to serve the anticipated demand for 3-D sensing VCSELs and other high-end applications.

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

Customers may require that they re-qualify our gallium arsenide wafer substrates from the new manufacturing line.

We are required by the China central government to move our gallium arsenide production so that it is not within Beijing and are in the process of complying.  Our larger customers will view this as a process engineering change and their internal quality control system will require them to re-qualify our product and ensure that the product characteristics still conform to their specifications.  Delays in this qualification process or failures to re-qualify could result in a reduction of orders and have a material adverse effect on our revenue.

If any of our facilities are damaged by occurrences such as fire, explosion, power outage or natural disaster, we might not be able to manufacture our products.

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals,  high furnace temperatures or, in the case of InP, high pressure during our manufacturing processes could render some or all of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in 2015, 2016 and 2017, and negatively impacted our financial results. In 2017 and 2016, the seven companies accounted for under the equity method of accounting contributed a loss of $1.7 and $2.0 million, respectively, to our consolidated financial statements.  There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2017 we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our 10 partially owned joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in 10 subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint venture companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in reduced gross margin.

In addition, if any of our joint venture companies or investment partners with which our joint ventures share facilities is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals, the operations of that joint venture could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or termination of our joint venture’s operations. Employees working for our joint ventures or any of the other investment partners could bring litigation against us as a result of actions taken at the joint venture or investment partner facilities, even though we are not directly controlling those operations.  While we would expect to defend ourselves vigorously in any litigation that is brought against us, litigation is inherently uncertain and it is possible that our business, financial condition, results of operations or cash flows could be affected. Even if we are not deemed responsible for the actions of the joint ventures or investment partners, litigation could be costly, time consuming to defend and divert management attention; in addition, if we are deemed to be the most financially viable of the partners, plaintiffs may decide to pursue us for damages.

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution the government has ordered manufacturing companies to stop all production.  The central government is tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our joint venture companies.  Similarly, a company’s failure to meet the ever tightening standards for control of hazardous chemicals or hazardous elements could result in fines or shut downs.  Any such orders directed at one of our joint venture companies could have a material adverse effect on our financial results.

Intense competition in the markets for our products could prevent us from increasing revenue and sustaining profitability.

The markets for our products are intensely competitive. We face competition for our substrate products from other manufacturers of substrates, such as Sumitomo, Japan Energy, Freiberger, Umicore, and CCTC and from companies, such as Qorvo and Skyworks, that are actively considering alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF process technology. Other competitors may develop and begin using similar technology. Sumitomo and Japan Energy also compete with us in the InP market. If we are unable to compete effectively, our revenue may not increase and we may not maintain profitability. We face many competitors that have a number of significant advantages over us, including:

•	greater name recognition and market share in the business;
•	more manufacturing experience;
•	extensive intellectual property; and
•	significantly greater financial, technical and marketing resources.

Our competitors could develop new or enhanced products that are more effective than our products.

The level and intensity of competition has increased over the past years and we expect competition to continue to increase in the future. Competitive pressures have resulted in reductions in the prices of our products, and continued or increased competition could reduce our market share, require us to further reduce the prices of our products, affect our ability to recover costs and result in reduced gross margins and profitability.

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

Since the market for our products is characterized by declining average selling prices resulting from various factors, such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products, the average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices.  In certain years, we have experienced an average selling price decline of our substrate selling prices of approximately 5% to 10%, depending on the substrate product. It is possible that the pace of the decline of average selling prices could accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, price reductions by competitors, or by other factors, including pricing pressures from significant customers.  When our average selling prices decline, our revenue and gross profit decline, unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat an average selling price decline by improving yields and manufacturing efficiencies and working to reduce the costs of our raw materials and of manufacturing our products. We have in the past, and may in the future, experience declining selling prices, which could negatively impact our revenues, gross profits and financial results. We, therefore, need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

Our wafer products are complex and may contain defects, including defects resulting from impurities inherent in our raw materials or inconsistencies in our manufacturing processes. We have experienced quality control problems with some of our products, which caused customers to return products to us, reduce orders for our products, or both. If we experience quality control problems, or experience other manufacturing problems, customers may return product for credit, cancel or reduce orders or purchase products from our competitors. We may be unable to maintain or increase sales to our customers and sales of our products could decline. Defects in our products could cause us to incur higher manufacturing costs and suffer product returns and additional service expenses, all of which could adversely impact our operating results. If new products developed by us contain defects when released, our customers may be dissatisfied and we may suffer negative publicity or customer claims against us, lose sales or experience delays in market acceptance of our new products.

Our substrate products have a long qualification cycle that makes it difficult to forecast revenue from new customers or for new products sold to existing customers.

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

From time to time, sales to one or more of our customers individually represent more than 10% of our revenue and if we were to lose a major customer the loss would negatively impact our revenue. Most of our customers are not obligated to purchase a specified quantity of our products or to provide us with binding forecasts of product purchases. In addition, our customers may reduce, delay or cancel orders. In the past, we have experienced a slowdown in bookings, significant push-outs and cancellation of orders from customers. If we lose a major customer or if a customer cancels, reduces or delays orders, our revenue would decline. In addition, customers that have accounted for significant revenue in the past may not continue to generate revenue for us in any future period. Any loss of customers or any delay in scheduled shipments of our products could cause revenue to fall below our expectations and the expectations of market analysts or investors, causing our stock price to decline.

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

Our industry has in the past experienced periods of oversupply and that has resulted in significantly reduced prices for compound semiconductor devices and components, including our products, both as a result of general economic changes and overcapacity. Oversupply causes greater price competition and can cause our revenue, gross margins and net income to decline. During periods of weak demand, customers typically reduce purchases, delay delivery of products and/or cancel orders for our products. Order cancellations, reductions in order size or delays in orders could occur and would materially adversely affect our business and results of operations. Actions to reduce our costs may be insufficient to align our structure with prevailing business conditions. We may be required to undertake additional cost-cutting measures, and may be unable to invest in marketing, research and development and engineering at the levels we believe are necessary to maintain our competitive position. Our failure to make these investments could seriously harm our business.

A significant portion of our operating expense and manufacturing costs are relatively fixed. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses or fixed manufacturing costs for that quarter, which would harm our operating results.

If we do not successfully develop new product features and improvements and new products that respond to customer requirements, our ability to generate revenue, obtain new customers, and retain existing customers may suffer.

Our success depends on our ability to offer new product features, improved performance characteristics and new products, such as larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process or substrates that incorporate leading technology and other technological advances. New products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. During the past few years, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

The development of new product features, improved performance characteristics and new products can be a highly complex process, and we may experience delays in developing and introducing them. Any significant delay could cause us to fail to timely introduce and gain market acceptance of new products. Further, the costs involved in researching, developing and engineering new products could be greater than anticipated. If we fail to offer new products or product enhancements or fail to achieve higher quality products, we may not generate sufficient revenue to offset our development costs and other expenses or meet our customers’ requirements.

We have made and may continue to make strategic investments in raw materials suppliers, which may not be successful and may result in the loss of all or part of our investment.

We have made direct investments or investments through our subsidiaries in 10 raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our subsidiaries and joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium and we could experience such delays again in the future due to shortages of materials or for other reasons. Delays in receiving equipment or materials could result in higher costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

We may not be able to identify or form additional complementary joint ventures.

Although we are not currently pursuing additional joint ventures, in the future, we might invest in additional joint venture companies in order to remain competitive in our marketplace and ensure a supply of critical raw materials. However, we may not be able to identify additional complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the business venture with the other investment partners. New joint ventures could cause us to incur additional liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

The financial condition of our customers may affect their ability to pay amounts owed to us.

Some of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We have had some customers file for bankruptcy. If our customers do not pay their accounts we will incur charges that would reduce our earnings.

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

We must manage our inventory of raw materials, work-in-process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, we may experience shortages of certain key materials. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

Financial market volatility and adverse changes in the domestic and global economic environment could have a significant adverse impact on our business, financial condition and operating results.

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

•	increased volatility in our stock price;
•	increased volatility in foreign currency exchange rates;
•	delays in, or curtailment of, purchasing decisions by our customers or potential customers;
•	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn; and
•	impairment of our tangible or intangible assets.

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

Typically over 85% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

Most of our sales are denominated in U.S. dollars, except for sales to our Chinese customers which are denominated in renminbi and our Japanese customers which are denominated in Japanese yen. We also have some small sales denominated in Euro. Increases in the value of the U.S. dollar could increase the price of our products in non-U.S. markets and make our products more expensive than competitors’ products in these markets.

We are subject to foreign exchange gains and losses that materially impact our income statement.

We are subject to foreign exchange gains and losses that materially impact our income statement.  For example, in 2017 we incurred a loss of $602,000.  In 2016 we incurred a gain of $232,000.

The functional currency of our wholly owned Chinese subsidiary and our partially owned joint venture companies is the Chinese renminbi, the local currency. We incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third party supplier in China.  Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss.  Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

Sales to Japanese customers are denominated in Japanese yen.  This subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen and can result in foreign exchange gains and losses. This has been problematic in the past and, therefore, we instituted a foreign currency hedging program dealing with yen which has mitigated the problem.

The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing.

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts can impact manufacturing companies through increased inspections,  regulatory reforms and work stoppages.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  Although the work stoppage did not materially impact our quarterly output, shipments or revenue, such work stoppages could reoccur.  If such work stoppages occur in the future, or if the work stoppage period is longer, it could have a material adverse effect on our manufacturing output.  Each of our ten raw material supply chain companies could also be impacted by environmental related orders from the central government.

Joint venture companies in China bring certain risks.

Since our wholly owned subsidiary and all of our partially owned companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

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

We manufacture our substrates in China and, in 2017, approximately 91% of our sales are to customers located outside of the United States.  Further, we have partial ownership of 10 companies in China as part of our supply chain.  The United States’ current foreign policy could create uncertainty and caution in the international business community, resulting in possible disruptions in manufacturing, import/export, trade tariffs, sales, investments or other business activity.  Such disruptions could have an adverse impact on our financial performance.

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

In August 2015, there was an explosion at the Port of Tianjin, China.  As a result of this incident the government placed restrictions on importing certain materials and on freight routes used to transport these materials.  We experienced some modest disruption from these restrictions.  If the government were to place additional restrictions on the transportation of materials, then our ability to transport our raw materials or products could be limited and result in manufacturing delays or bottlenecks at shipping ports, affecting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium, and other chemicals) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials and other environmental controls.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. In days of severe air pollution the government has ordered manufacturing companies to stop all production.  For example, in Q4 of 2017 many manufacturing companies in the greater Beijing area, including AXT, were instructed to cease most manufacturing for several days until the air quality improved. If the Chinese government were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results.

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide wafer production line to the city of Dingxing which is about 90 minutes south of our current facility.  In addition, we have acquired a site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for the synthesis of raw gallium and raw arsenic. We also intend to use the Kazuo site for ingot growth. Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  In light of the increased focus in China on the use of hazardous materials and environmental issues there can be no assurance that these matters will be completed smoothly or at all.

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

Instability in electrical supply has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we may be required to make temporary closures of our operations or of our subsidiary and joint venture operations. We may be unable to manufacture our products and would then be unable to meet customer orders except from finished goods inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at any of our facilities at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur costs that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

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

Our liquidity is affected by many factors including, among others, the relocation of our gallium arsenide manufacturing operations, the extent to which we pursue on-going capital expenditures, the acquisition and build out of the sites at Dingxing and Kazuo, the level of our production, the level of profits or losses, and other factors related to the uncertainties of the industry and global economies. Our relocation expenditures and any negative cash flow effects of these other factors will draw down our cash reserves, which could adversely affect our financial condition, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
•	disruptions during the relocation of our gallium arsenide product line;
•	disruptions in manufacturing if air pollution or another environmental hazard causes the government to order work stoppages.
•	fluctuation of our manufacturing yields;

•	decreases in the prices of our or our competitors’ products;
•	fluctuations in demand for our products;
•	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
•	decline in general economic conditions or downturns in the industry in which we compete;
•	expansion of our manufacturing capacity;
•	expansion of our operations in China;
•	limited availability and increased cost of raw materials;
•	costs incurred in connection with any future acquisitions of businesses or technologies; and
•	increases in our expenses, including expenses for research and development.

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

As of December 31, 2017, we had U.S. federal net operating loss carryforwards of approximately $63.6 million and state net operating loss carryforwards of approximately $0.3 million, which begin expiring in varying amounts from 2022 if unused. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

V           Risks Related to Compliance, Environmental Regulations and Other Legal Matters

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts can impact manufacturing companies through increased inspections, regulatory reforms and work stoppages.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  Although the work stoppage did not materially impact our quarterly output, shipments or revenue, such work stoppages could reoccur.  If such work stoppages occur in the future, or if the work stoppage period is longer, it could have a material adverse effect on our manufacturing output.  Each of our 10 raw material supply chain companies could also be impacted by environmental-related orders from the central government.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of March 9, 2018 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2020
Beijing, China	300,000	Production and Administration	Owned by AXT / Tongmei
DingXing, China	190,000	Production	Owned by AXT / Tongmei
Kazuo, China	69,000	Production	Owned by AXT / Tongmei
Xianxi, China	56,500	Production	Owned by Beijing JiYa Semiconductor Material Co., Ltd.*
Xianxi, China	7,500	Administration	Owned by Beijing JiYa Semiconductor Material Co., Ltd.*
Beijing, China	1,500	Administration	Operating lease by Beijing JiYa Semiconductor Material Co., Ltd., expires March 2018
Nanjing, China	22,000	Production	Owned by Nanjing JinMei Gallium Co., Ltd.*
Nanjing, China	5,700	R&D and Administration	Owned by Nanjing JinMei Gallium Co., Ltd.*
Nanjing, China	3,900	Production	Owned by Nanjing JinMei Gallium Co., Ltd.*
Beijing, China	14,720	Production	Owned by BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Beijing, China	7,600	Production and Administration	Operating leases by BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., expire in various terms until June 2018.*

*Joint ventures in which we hold an interest and consolidate in our consolidated financial statements. We hold a 46% interest in Beijing JiYa Semiconductor Material Co., Ltd., a 83% interest in Nanjing JinMei Gallium Co., Ltd., and a 63% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

	High	Low
2017
First Quarter	$8.65	$4.68
Second Quarter	$7.83	$5.50
Third Quarter	$9.50	$5.95
Fourth Quarter	$10.75	$7.65
2016
First Quarter	$2.97	$2.28
Second Quarter	$3.92	$2.49
Third Quarter	$5.21	$3.12
Fourth Quarter	$5.97	$4.35

As of March 9, 2018, there were 123 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2017 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2017 and 2016 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2017 or 2016 under this program. As of December 31, 2017 and 2016, approximately $2.7 million remained available for future repurchases under this program, respectively.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2012 and ending December 31, 2017.

	12/12	12/13	12/14	12/15	12/16	12/17
AXT, Inc.	100	92.88	99.64	88.26	170.82	309.61
NASDAQ Composite	100	141.63	162.1	173	187.19	242.29
NASDAQ Electronic Components	100	142.79	190.07	186.91	241.21	341.27

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$98,673	$81,349	$77,502	$83,499	$85,335
Cost of revenue	64,198	54,968	60,673	66,332	73,507
Gross profit	34,475	26,381	16,829	17,167	11,828
Operating expenses:
Selling, general and administrative	17,009	13,880	16,064	14,970	16,066
Research and development	4,827	5,850	5,664	4,144	3,424
Restructuring charge	—	226	—	907	—
Total operating expenses	21,836	19,956	21,728	20,021	19,490
Income (loss) from operations	12,639	6,425	(4,899)	(2,854)	(7,662)
Interest income, net	461	409	412	483	408
Equity in (loss) earnings of unconsolidated joint ventures	(1,694)	(1,995)	462	1,528	1,377
Other (expense) income, net	(553)	860	2,023	361	(748)
Income (loss) before provision for income taxes	10,853	5,699	(2,002)	(482)	(6,625)
Provision for income taxes	792	733	531	215	188
Net income (loss)	10,061	4,966	(2,533)	(697)	(6,813)
Less: Net (income) loss attributable to noncontrolling interests	87	670	305	(691)	(1,145)
Net income (loss) attributable to AXT, Inc.	$10,148	$5,636	$(2,228)	$(1,388)	$(7,958)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.27	$0.17	$(0.07)	$(0.05)	$(0.25)
Diluted	$0.26	$0.17	$(0.07)	$(0.05)	$(0.25)
Shares used in per share calculations:
Basic	37,444	32,139	32,183	32,452	32,700
Diluted	38,966	32,894	32,183	32,452	32,700

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$44,352	$36,152	$24,875	$28,814	$24,961
Investments	32,608	17,571	19,128	20,123	22,644
Working capital	117,927	91,335	81,146	85,668	84,114
Total assets	211,200	154,246	151,896	161,517	163,822
Current liabilities	22,594	15,951	15,742	17,525	15,426
Stockholders’ equity	188,317	137,390	134,660	141,934	145,546

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion contains forward‑looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This discussion should be read in conjunction with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

Restructuring Charges

In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., one of our partially owned consolidated subsidiaries, which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016, we had completed this restructuring plan and the reduction in force. We did not have any restructuring charges in 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016.

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

The Company adopted ASU 2014-09 and its related amendments as of January 1, 2018 using the modified retrospective method. See Note 1 "The Company and Summary of Significant Accounting Policies" for the required disclosures related to the impact of adopting this standard and a discussion of the Company's updated policies related to revenue recognition.

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

As of December 31, 2017 and 2016, our accounts receivable, net balance was $22.8 million and $14.5 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $653,000, respectively. During 2017, we decreased the allowance for doubtful accounts by $295,000 due to $138,000 from bad debt recovery and $157,000 from bad debts written off in 2017. During 2016, we increased the allowance for doubtful accounts by $92,000 due to the poor financial condition of a few customers. No amounts were written off in 2016. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods. In addition, the allowance for sales returns is also deducted from gross accounts receivable. As of December 31, 2017 and 2016,  the balance of allowance for sales returns was $169,000 and $360,000, respectively. During 2017, we utilized $119,000 and reduced an additional $72,000 and during 2016, we utilized $360,000 and charged an additional $296,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2017 and 2016, accrued product warranties totaled $133,000 and $251,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2017 and 2016, we had an inventory reserve of $13.3 million and $12.0 million, respectively, for excess and obsolete inventory and $291,000 and $254,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt and equity securities as available-for-sale securities in accordance with ASC Topic 320, Investments—Debt and Equity Securities. All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

For the year ended December 31, 2017, we have included an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we wrote the investment down to zero.  We had no impairment charges during 2016 and 2015.

Fair Value of Investments

ASC Topic 820, Fair Value Measurement establishes three levels of inputs that may be used to measure fair value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2017 and 2016, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” on the consolidated balance sheets as of December 31, 2017 and 2016.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, Stock-based Compensation. Share-based awards granted include stock options and restricted stock awards. We utilize the Black‑Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term. Historical volatility of our stock price was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the rate of future forfeitures. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

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

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations.  ASU 2016-09 is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2016. We adopted this ASU as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial statements.

Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Our deferred tax assets have been reduced to zero by valuation allowance.

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

Our annual revenue has grown for the last two consecutive years.  Our revenue increased in 2017 by 21 percent to $98.7 million and in 2016 our revenue increased by 5 percent to $81.3 million.  Gross margins also improved to 34.9% of total revenue in 2017 from 32.4% of total revenue in 2016.  During the four years from 2012 to 2015 our revenue declined, primarily as the result of an alternative technology, silicon on insulator (“SOI”), which entered the market in 2011.  SOI enabled the RF switching chip in cell phones to function satisfactorily at a reduced cost.  Before 2011, silicon did not perform adequately in this function due to power consumption, heat and speed issues.

In 2014, our revenue from InP began to grow and, in 2014 and 2015, the InP annual growth rate exceeded 50% year on year.  This mitigated the reduction in revenue in gallium arsenide and enabled us to return to annual growth in 2016.  During this period, we believe our GaAs wafer business stabilized, our manufacturing yields improved and our outlook for GaAs today is positive, as it is for InP and for our Ge substrates.  Each of these substrates has end market applications that we believe are growing. We are continuing to improve our six-inch low defect density or low EPD GaAs substrates that are required for 3D-sensing using VCSELs.  Currently, for the largest active deployment of VCSELs, we are working to deliver wafers for qualification that are manufactured from our new facility.  In this regard, in the second half of 2017, we secured land usage rights to a site in Dingxing, China and began the required relocation of our GaAs production line to our new manufacturing facility. The relocation will proceed on a staged basis throughout 2018.

Revenue

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$78,619	$65,633	$58,220	$12,986	19.8%	$7,413	12.7%
Raw Materials and Others	20,054	15,716	19,282	4,338	27.6%	(3,566)	(18.5)%
Total revenue	$98,673	$81,349	$77,502	$17,324	21.3%	$3,847	5.0%

Revenue increased $17.3 million, or 21.3% in 2017 from $81.3 million in 2016. The $13.0 million increase in substrate sales came from a 17% or more increase from each of our wafer substrate products while the $4.3 million increase in raw materials from our consolidated subsidiaries came from a 40% increase in pBN sales and a 29% increase in refined gallium sales as compared to 2016. Except for Ge wafers, the average selling price of each type of wafer, which included raw gallium, purified gallium and pBN,  increased in 2017. The revenue increase was the result of higher unit volume and higher selling prices.

Revenue increased $3.8 million, or 5.0% in 2016 from $77.5 million in 2015. The $7.4 million increase in substrate sales was partially offset by the decrease of our raw material sales from our consolidated subsidiaries.  The average selling price of each type of wafer was unchanged or declined.  The revenue increase was the result of higher unit volume and a shift towards wafers with higher selling prices. Raw material sales decreased by $3.6 million or 18.5%, partially offsetting the increase in our substrate product line.  The decline of raw material sales was the result of decreasing average selling prices of both raw gallium and purified gallium by 29% while quantity sold remains consistent, which were partially offset by the increase of average selling price of pBN.

Revenue by Geographic Region

	Year Ended Dec. 31,			2016 to 2017		2015 to 2016
				Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
China	$24,962	$17,448	$13,728	$7,514	43.1%	$3,720	27.1%
% of total revenue	25%	21%	18%
Europe (primarily Germany)	23,956	18,637	19,518	5,319	28.5%	(881)	(4.5)%
% of total revenue	24%	23%	25%
Taiwan	18,279	15,369	13,799	2,910	18.9%	1,570	11.4%
% of total revenue	19%	19%	18%
Japan	13,258	11,015	9,138	2,243	20.4%	1,877	20.5%
% of total revenue	13%	14%	11%
Asia Pacific (excluding China, Taiwan and Japan)	9,866	10,796	11,482	(930)	(8.6)%	(686)	(6.0)%
% of total revenue	10%	13%	15%
North America (primarily the United States)	8,352	8,084	9,837	268	3.3%	(1,753)	(17.8)%
% of total revenue	9%	10%	13%
Total revenue	$98,673	$81,349	$77,502	$17,324	21.3%	$3,847	5.0%

Sales to customers located outside of North America represented approximately 91%, 90% and 87% of our revenue during 2017, 2016 and 2015, respectively.

Revenue from customers in China increased by 43.1% in 2017, primarily due to an increase of $5.0 million, or 93%, from raw materials sales and an increase of $2.5 million, or 21%, from wafer substrate sales. Sales of all three of our wafer substrates products in China grew in 2017. The growth of Ge substrates that we experienced in 2016 continued into 2017 as the satellite solar cell market remained strong in 2017. GaAs substrates sales in 2017 also increased, primarily due to an increase from our semi-conducting GaAs substrates, which was partially offset by decreased sales of semi-insulating GaAs substrates. Revenue from customers in Europe increased by 28.5%, primarily due to an increase of $5.3 million, or 35%, from wafer substrate sales, while raw materials sales from our consolidated joint ventures sales remained the same in 2017. Revenue from customers in Taiwan increased by 18.9%, primarily due to strong demand for InP substrates used in silicon photonics, specifically in data center expansions and upgrades.  Revenue from customers in Japan increased in 2017 by 20.4% due to increases in both substrate and raw material sales.

Revenue from customers in China increased by 27.1% in 2016, primarily due to increased sales of Ge substrates used in the satellite solar cell market as compared to 2015. In addition, InP substrate sales used in fiber-to-the-home and office networks grew in China, although the growth did slow in the second half of 2016. Increased revenues in China from these markets were offset by decreased sales of GaAs substrates used for LED applications.  Further, our revenue from the sale of raw materials in China also declined. Revenue from customers in Japan increased in 2016 by 20.5% due to increased substrate sales, which were partially offset by the decrease of raw materials sales. Revenue from customers in Europe decreased by 4.5% primarily due to decreased demand from the sales of raw materials. Revenue from customers in Taiwan increased by 11.4% primarily due to increased demand from two customers that perform a foundry service for epitaxial growth, a process step required on all of our wafers before they can be sold to chip and optical companies.  Revenue from customers in Asia Pacific declined modestly by 6.0% due to a lower volume of substrate sales.  Revenue from customers in North America decreased by 17.8% due to decreased sales from both substrates and raw materials.

Gross Margin

				2016 to 2017		2015 to 2016
	Year Ended Dec. 31,			Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$34,475	$26,381	$16,829	$8,094	30.7%	$9,552	56.8%
Gross Margin %	34.9%	32.4%	21.7%

Gross margin increased to 34.9% of total revenue in 2017 from 32.4% of total revenue in 2016. Gross margin increased in 2017 as a result of an increase in gross margins from sales of raw materials, GaAs and Ge substrates. Substrate gross margin increased to 37.4% of substrate revenue in 2017 from 34.7% of revenue in 2016 and raw materials gross margin increased to 25.5% of raw materials revenue in 2017 from 23.0% of raw materials revenue in 2016. Gross profit increased primarily due to favorable product mix, higher production volume, overall improvements in yield and manufacturing efficiencies and lower raw material costs used in our wafer substrates in 2017 as compared to 2016. However, the effect of these favorable factors was partially offset by higher excess and obsolescence charges in 2017 as compared to 2016.

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

Selling, General and Administrative Expenses

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$17,009	$13,880	$16,064	$3,129	22.5%	$(2,184)	(13.6)%
% of total revenue	17.2%	17.1%	20.7%

Selling, general and administrative expenses increased $3.1 million, or 22.5%, to $17.0 million for 2017 compared to $13.9 million for 2016. The higher selling, general and administrative expenses were primarily from higher legal fees, marketing consultants, severance pay and personnel related costs as well as from expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on the evening of March 15, 2017.

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

Research and Development Expenses

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development	$4,827	$5,850	$5,664	$(1,023)	(17.5)%	$186	3.3%
% of total revenue	4.9%	7.2%	7.3%

Research and development expenses decreased $1.0 million, or 17.5%, to $4.8 million for 2017 from $5.9 million for 2016. The decrease in research and development expenses in 2017 was primarily due to the reduced use of raw materials for product development and lower personnel-related costs at our consolidated subsidiaries. Research and development for AXT substrates increased in 2017 by approximately 8%.

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

Restructuring Charges

We had no restructuring charges in 2017. In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016, we had completed this restructuring plan and the reduction in force.

Interest Income, Net

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$461	$409	$412	$52	12.7%	$(3)	(0.7)%
% of total revenue	0.5%	0.5%	0.5%

Interest income, net increased in 2017 as compared to 2016 primarily due to increased cash balances as a result of the secondary public offering in March 2017.

Interest income, net remained virtually unchanged for 2016 as compared to 2015. This small fluctuation in interest income resulted from our mix of investment securities held.

Equity in (Loss) Earnings of Unconsolidated Joint Venture Companies

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Equity in (loss) earnings of unconsolidated joint ventures	$(1,694)	$(1,995)	$462	$(301)	(15.1)%	$2,457	531.8%
% of total revenue	(1.7)%	(2.5)%	0.6%

Equity in (loss) earnings of unconsolidated joint ventures is the aggregate net (loss) earnings from our seven minority-owned supply chain joint venture companies that are not consolidated. Equity in loss of unconsolidated joint ventures decreased $0.3 million to a loss of $1.7 million for 2017 from a loss of $2.0 million for 2016 as our unconsolidated joint ventures had reported better performance in 2017 as compared to 2016. The loss in 2017 is the result of continuing low prices for raw materials. The $1.7 million net loss from our unconsolidated joint ventures included an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it was unlikely that this company would recover from the difficult pricing environment and we wrote the investment down to zero.

Equity in (loss) earnings of unconsolidated joint ventures increased $2.5 million to a loss of $2.0 million for 2016 from income of $0.5 million for 2015. The net loss in equity earnings of unconsolidated joint ventures in 2016 was a result of a sharp decline in the average selling prices of raw materials, which began in 2015. There were no impairment charges in 2016.

Other (Expense) Income, Net

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other (expense) income, net	$(553)	$860	$2,023	$(1,413)	(164.3)%	$(1,163)	(57.5)%
% of total revenue	(0.6)%	1.1%	2.6%

Other (expense) income, net decreased $1.4 million to a loss of $0.6 million for 2017 from income of $0.9 million for 2016 primarily due to a lower realized gain recognized from sales of GHI stock in 2017 as compared to 2016. As of December 31, 2017, we no longer held any GHI stock.

Other (expense) income, net decreased $1.2 million to $0.8 million for 2016 from $2.0 million for 2015 primarily due to a lower realized gain of $0.4 million recognized from sales of available-for-sale investments, lower foreign exchange gain of $0.5 million and a lower government subsidy received from our China subsidiary.

Provision for Income Taxes

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$792	$733	$531	$59	8.0%	$202	38.0%
% of total revenue	0.8%	0.9%	0.7%

Provision for income taxes for 2017 and 2016 were $0.8 million and $0.7 million, respectively, which were mostly related to our China subsidiary and our China joint venture operations. No income taxes or benefits have been provided for U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. We also incurred $0.5 million of alternative minimum tax, which was fully offset by foreign tax credits. Additionally, there is uncertainty of generating future profit in the U.S. which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $22 million in 2017, $68 million in 2016 and $66 million in 2015.

Net Loss Attributable to Noncontrolling Interests

				2016 to 2017		2015 to 2016
	Years Ended Dec. 31			Increase		Increase
	2017	2016	2015	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Net loss attributable to noncontrolling interests	$(87)	$(670)	$(305)	$(583)	(87.0)%	$365	119.7%
% of total revenue	(0.1)%	(0.8)%	(0.4)%

The decrease in noncontrolling interests’ share of losses for 2017 as compared to the 2016 was due to higher profitability from two of our three consolidated subsidiaries in China which was partially offset with lower profitability from our other consolidated subsidiary in China.

Net loss attributable to noncontrolling interests of the three consolidated joint venture companies for the years ended December 31, 2016 and 2015 were $670,000 and $305,000, respectively. The downward trend in noncontrolling interests’ share of earnings starting from 2014 and eventual switch to a share of losses in 2015 and 2016 was due to lower profitability from our China joint venture operations as profits from sales of raw materials have decreased due to declining average selling prices, which also led to a write down in inventory at one of the consolidated joint ventures.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016	2015
	($ in thousands)
Net cash provided by (used in):
Operating activities	$8,615	$12,504	$1,878
Investing activities	(36,458)	(1,113)	(2,483)
Financing activities	35,638	1,298	(2,234)
Effect of exchange rate changes	405	(1,412)	(1,100)
Net change in cash and cash equivalents	8,200	11,277	(3,939)
Cash and cash equivalents—beginning year	36,152	24,875	28,814
Cash and cash equivalents—end of year	44,352	36,152	24,875
Short and long-term investments—end of year	32,608	17,571	19,128
Total cash, cash equivalents and short-term and long-term investments	$76,960	$53,723	$44,003

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds. Also included in short-term investments is our investment in common stock of IntelliEpi and GCS Holdings, Inc. (“GHI”). We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013 and sold our remaining IntelliEpi stock in the second quarter of 2015. In 2015, we re-categorized our GHI investment from the cost method to short-term investments when we determined that there was sufficient trading volume in the exchange for the stock to be determined readily marketable. During the three months ended March 31, 2017, we sold the remainder of our GHI stock.

Total cash and cash equivalents, short-term and long-term investments increased by $23.2 million in 2017. As of December 31, 2017, our principal source of liquidity was $77.0 million, which consisted of cash and cash equivalents of $44.4 million, short-term investments of $20.0 million and long-term investments of $12.6 million. In 2017, cash and cash equivalents increased by $8.2 million and short-term and long-term investments increased by $15.0 million. The increase in cash and cash equivalents of $8.2 million in 2017 was primarily due to net cash provided by operating activities of $8.6 million and net cash provided by financing activities of $35.6 million, primarily due to the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017, proceeds of $2.5 million from the exercise of common stock options and proceeds from sales of subsidiary shares to noncontrolling interest of $1.8 million partially offset by the net dividends paid by our joint ventures of $0.5 million, and was partially offset by net cash used in investing activities of $36.5 million. As of December 31, 2017, we and our consolidated joint ventures held approximately $21.4 million in cash and investments in foreign bank accounts. This consists of $11.5 million held by our wholly owned subsidiary in China and $9.9 million held by our three partially-owned consolidated subsidiaries in China.

Total cash and cash equivalents, short-term and long-term investments increased by $9.7 million in 2016. As of December 31, 2016, our principal source of liquidity was $53.8 million, which consisted of cash and cash equivalents of $36.2 million, short-term investments of $11.4 million and long-term investments of $6.2 million. In 2016, cash and cash equivalents increased by $11.3 million and short-term and long-term investments decreased by $1.6 million. The increase in cash and cash equivalents of $11.3 million in 2016 was primarily due to net cash provided by operating activities of $12.5 million and net cash provided by financing activities of $1.3 million, and was partially offset by net cash used in investing activities of $1.1 million and the effect of exchange rate changes of $1.4 million. As of December 31, 2016, we and our consolidated joint ventures held approximately $22.6 million in cash and investments in foreign bank accounts. This consists of $14.5 million held by our wholly owned subsidiary in China and $8.1 million held by our three partially-owned consolidated subsidiaries in China.

Net cash provided by operating activities of $8.6 million for 2017 was primarily comprised of a net income of $10.1 million, adjusted for non-cash items of depreciation and amortization of $4.4 million, loss on equity method investments of $1.4 million, stock-based compensation of $1.4 million, impairment charge on equity investee of $0.3 million, amortization of marketable securities premium of $0.2 million which were partially offset by a net change of $9.1 million in operating assets and liabilities. The $9.1 million net change in operating assets and liabilities primarily resulted from a $8.0 million increase in accounts receivable, a $4.7 million increase in inventories, a $2.3 million increase in prepaid expenses and other current assets, offset in part by a $4.4 million increase in accounts payable and a $1.6 million increase in accrued liabilities.

Net cash provided by operating activities of $12.5 million for 2016 was primarily comprised of our net income of $5.0 million, an adjustment of non-cash items of depreciation of $4.9 million, loss on equity method investments of $2.0 million, stock-based compensation of $1.1 million, provision for doubtful accounts of $0.3 million, amortization of marketable securities premium of $94,000, loss on disposal property and equipment of $5,000 offset in part by realized gain on sales of investments of $0.4 million and a net change of $0.4 million in assets and liabilities. The $0.4 million net change in operating assets and liabilities primarily resulted from a $3.0 million increase in inventories, a $1.2 million increase in prepaid expenses and other current assets, an $0.9 million decrease in other long-term liabilities, offset in part by a $3.5 million decrease in accounts receivable, a $0.5 million decrease in other assets, a $0.5 million increase in accounts payable and a $0.2 million increase in accrued liabilities.

Net cash provided by operating activities of $1.9 million for 2015 was primarily comprised of an adjustment of non-cash items of depreciation of $5.5 million, amortization of marketable securities premium of $218,000, stock-based compensation of $1.3 million, provision for doubtful accounts of $211,000, loss on disposal property and equipment of $17,000 partially offset by our net loss of $2.5 million, realized gain on sales of investments of $859,000, gain on equity investments of $462,000 and a net change of $1.6 million in assets and liabilities. The $1.6 million net change in operating assets and liabilities primarily resulted from a $1.1 million increase in accounts receivable, a $1.1 million decrease in accrued liabilities, an $813,000 decrease in other long-term liabilities, and a $485,000 decrease in accounts payable partially offset by a $1.4 million decrease in prepaid expenses and other current assets, and a $542,000 decrease in other assets.

Net cash used in investing activities of $36.5 million for 2017 was primarily from the purchases of marketable investment securities of $30.0 million and the purchase of property, plant and equipment of $21.4 million in preparation for our new manufacturing sites at Dingxing and Kazuo, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $14.8 million.

Net cash used in investing activities of $1.1 million for 2016 was primarily from the purchases of marketable investment securities of $11.9 million and the purchase of property, plant and equipment of $2.7 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $13.5 million.

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

Net cash provided by financing activities was $35.6 million for 2017, which mainly consisted of the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017,   proceeds of $2.5 million from the exercise of common stock options and proceeds from sales of subsidiary shares to noncontrolling interest of $1.8 million partially offset by the net dividends paid by our joint ventures of $0.5 million, which mainly consisted of proceeds from common stock exercised.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2017 and 2016 under this program. As of December 31, 2017, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our board of directors.  We have never paid or declared any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid.  During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. At the time we pay this accrued liability, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in Part II.

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We are required to relocate our gallium arsenide production line.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line as well as our germanium production line.  We will consider relocating our indium phosphide production subsequently.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing site in the city of Dingxing, China.  The Dingxing site is approximately 18.75 acres and currently has three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and

dormitories.   We believe that 3D-sensing VCELs will require additional gallium arsenide capacity and we are developing plans to construct a fourth building at this site.  In addition, we have acquired a second new site in city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, which will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide ingot growth.  We do not yet have comprehensive construction bids for further modifications to the existing buildings, the new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which includes the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be more expensive.

One of our consolidated joint ventures, JinMei, is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023.

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

On March 2, 2017, we filed with the SEC a final prospectus supplement, pursuant to which we offered and sold 5,307,692 shares of our common stock.  The net proceeds are being used for the relocation of our gallium arsenide production line, for equipment capital expenditures, working capital for accounts receivable and inventory, possible acquisitions of complementary products, technologies or businesses and other general purposes.

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

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through April 2023. The majority of our lease obligations relate to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. The term of the original lease for this facility would have expired in 2017. According to the lease agreement, we had an option to extend the term of the lease for an additional three years. In May 2017, we exercised this option and the lease was extended for an additional three year term. All terms of this lease remain the same and the term of this lease will expire in 2020. Total rent expenses under these operating leases were approximately $302,000, $331,000 and $313,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay up to $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. For the year ended December 31, 2017, royalty expense under this agreement was $526,000, which was net of claim for credit of $49,000.  Royalty expense under this agreement was $447,000, which was net of claim for credit of $128,000 for the year ended December 31, 2016.  Royalty expense for year ended December 31, 2015 was $583,000, which was net of claim for credit of $217,000.

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$549	$185	$340	$24	$—
Royalty agreement	575	575	—	—	—
Total	$1,124	$760	$340	$24	$—

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2017, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2017. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
for per share amounts)	2017	2017	2017	2017	2016	2016	2016	2016
Revenue	$26,332	$28,168	$23,557	$20,616	$20,269	$21,872	$20,495	$18,713
Cost of revenue	16,534	17,035	16,301	14,328	12,746	14,294	14,468	13,460
Gross profit	9,798	11,133	7,256	6,288	7,523	7,578	6,027	5,253
Operating expenses:
Selling, general and administrative	4,790	4,484	3,942	3,793	3,774	3,313	3,419	3,374
Research and development	1,274	1,410	1,019	1,124	1,431	1,566	1,472	1,381
Restructuring charge	—	—	—	—	—	—	226	—
Total operating expenses	6,064	5,894	4,961	4,917	5,205	4,879	5,117	4,755
Income from operations	3,734	5,239	2,295	1,371	2,318	2,699	910	498
Interest income, net	127	122	114	98	106	105	100	98
Equity in loss of unconsolidated joint ventures	(307)	(266)	(188)	(933)	(558)	(581)	(400)	(456)
Other (expense) income, net	(150)	(349)	(102)	48	178	164	328	190
Income before provision for income taxes	3,404	4,746	2,119	584	2,044	2,387	938	330
Provision for income taxes	131	181	321	159	20	176	140	397
Net income (loss)	3,273	4,565	1,798	425	2,024	2,211	798	(67)
Less: Net (income) loss attributable to noncontrolling interests	(139)	(146)	132	240	190	18	353	109
Net income attributable to AXT, Inc	$3,134	$4,419	$1,930	$665	$2,214	$2,229	$1,151	$42
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$0.11	$0.05	$0.02	$0.07	$0.07	$0.03	$(0.00)	*
Diluted	$0.08	$0.11	$0.05	$0.02	$0.06	$0.07	$0.03	$(0.00)	*
Weighted average number of common shares outstanding:
Basic	38,766	38,499	38,306	34,210	32,431	32,110	32,020	32,002
Diluted	40,448	40,095	39,706	35,624	33,734	33,138	32,451	32,002

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2016 and 2015, we recorded a foreign exchange gain of $232,000 and $717,000, respectively, during 2017 we recorded net foreign exchange loss of $602,000, included as part of other (expense) income, net in our consolidated statements of operation. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2017 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2017	Rate	Income	Income	Income
Cash and cash equivalents	$44,352	0.15%	$67	$60	$74
Investments in marketable debt	32,608	1.94%	633	570	696
			$700	$630	$770

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is  mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for 12% of our trade accounts receivable as of December 31, 2017 and one customer accounted for 13% of our trade accounts receivable as of December 31, 2016.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2017 and 2016, we did not maintain any direct investments under the cost method. Our direct minority investments under the equity method totaled $5.6 million and $6.6 million, respectively, and our indirect minority investments through our consolidated joint ventures totaled $4.3 million and $4.7 million, respectively. In aggregate, as of December 31, 2017 and 2016 the total of our direct and indirect investments in the seven companies under the equity method totaled $9.8 million and $11.3 million, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 63, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, BPM LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 9, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Assessment of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BPM LLP

San Jose, California

March 9, 2018

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2018 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

•	•

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2018, expressed an unqualified opinion.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2004.

San Jose, California

March 9, 2018

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$44,352	$36,152
Short-term investments	20,032	11,415
Accounts receivable, net of allowances of $527 and $1,013 as of December 31, 2017 and December 31, 2016	22,778	14,453
Inventories	45,840	40,152
Prepaid expenses and other current assets	7,519	5,114
Total current assets	140,521	107,286
Long-term investments	12,576	6,156
Property, plant and equipment, net	46,530	27,805
Related party notes receivable – long-term	—	157
Other assets	11,573	12,842
Total assets	$211,200	$154,246
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,445	$6,691
Accrued liabilities	11,149	9,260
Total current liabilities	22,594	15,951
Long-term portion of royalty payments	—	575
Other long-term liabilities	289	330
Total liabilities	22,883	16,856
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2017 and December 31, 2016 (Liquidation preference of $6.8 million and $6.6 million as of December 31, 2017 and 2016)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 39,413 and 33,032 shares issued and outstanding as of December 31, 2017 and 2016	39	33
Additional paid-in capital	231,679	194,177
Accumulated deficit	(54,837)	(64,985)
Accumulated other comprehensive income	3,407	253
Total AXT, Inc. stockholders’ equity	183,820	133,010
Noncontrolling interests	4,497	4,380
Total stockholders’ equity	188,317	137,390
Total liabilities and stockholders’ equity	$211,200	$154,246

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Revenue	$98,673	$81,349	$77,502
Cost of revenue	64,198	54,968	60,673
Gross profit	34,475	26,381	16,829
Operating expenses:
Selling, general and administrative	17,009	13,880	16,064
Research and development	4,827	5,850	5,664
Restructuring charge	—	226	—
Total operating expenses	21,836	19,956	21,728
Income (loss) from operations	12,639	6,425	(4,899)
Interest income, net	461	409	412
Equity in (loss) earnings of unconsolidated joint ventures	(1,694)	(1,995)	462
Other (expense) income, net	(553)	860	2,023
Income (loss) before provision for income taxes	10,853	5,699	(2,002)
Provision for income taxes	792	733	531
Net income (loss)	10,061	4,966	(2,533)
Less: Net loss attributable to noncontrolling interests	87	670	305
Net income (loss) attributable to AXT, Inc.	$10,148	$5,636	$(2,228)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.27	$0.17	$(0.07)
Diluted	$0.26	$0.17	$(0.07)
Weighted average number of common shares outstanding:
Basic	37,444	32,139	32,183
Diluted	38,966	32,894	32,183

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015

Net income (loss)	$10,061	$4,966	$(2,533)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	3,726	(4,305)	(3,425)
Change in unrealized loss on available-for-sale investments, net of tax	(138)	(312)	(313)
Total other comprehensive income (loss), net of tax	3,588	(4,617)	(3,738)
Comprehensive income (loss)	13,649	349	(6,271)
Less: Comprehensive (income) loss attributable to noncontrolling interests	(347)	1,158	752
Comprehensive income (loss) attributable to AXT, Inc.	$13,302	$1,507	$(5,519)

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income	Equity	Interests	Equity

January 1, 2015	883	$3,532	32,837	$32	$192,665	$(68,393)	$7,673	$135,509	$6,425	$141,934
Common stock options exercised			119		165			165		165
Common stock repurchased			(908)		(2,287)			(2,287)		(2,287)
Series A preferred stock dividend accrued as a result of common stock repurchase					(147)			(147)		(147)
Restricted stock awards canceled			(47)					—		—
Stock-based compensation					1,349			1,349		1,349
Issuance of common stock in the form of restricted stock			547					—		—
Net loss						(2,228)		(2,228)	(305)	(2,533)
Net dividend declared by joint ventures								—	(83)	(83)
Other comprehensive loss							(3,291)	(3,291)	(447)	(3,738)
Balance as of December 31, 2015	883	3,532	32,548	32	191,745	(70,621)	4,382	129,070	5,590	134,660
Common stock options exercised			555	1	1,336			1,337		1,337
Restricted stock awards canceled			(207)					—		—
Stock-based compensation					1,096			1,096		1,096
Issuance of common stock in the form of restricted stock			136					—		—
Net income						5,636		5,636	(670)	4,966
Net dividend declared by joint ventures								—	(52)	(52)
Other comprehensive loss							(4,129)	(4,129)	(488)	(4,617)
Balance as of December 31, 2016	883	3,532	33,032	33	194,177	(64,985)	253	133,010	4,380	137,390
Common stock options exercised			762	1	2,476			2,477		2,477
Sale of subsidiary shares to noncontrolling interests					1,765			1,765	235	2,000
Stock-based compensation					1,405			1,405		1,405
Issuance of common stock in the form of restricted stock			312					—		—
Issuance of common stock, net of stock issuance costs of $2,639			5,307	5	31,856			31,861		31,861
Net income						10,148		10,148	(87)	10,061
Net dividend declared by joint ventures								—	(465)	(465)
Other comprehensive income							3,154	3,154	434	3,588
Balance as of December 31, 2017	883	$3,532	39,413	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Year Ended December 31,
		2017	2016	2015
Cash flows from operating activities:
Net income (loss)		$10,061	$4,966	$(2,533)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		4,422	4,865	5,494
Amortization of marketable securities premium		173	94	218
Impairment charge on equity investee		313	—	—
Stock-based compensation		1,405	1,096	1,349
Provision for doubtful accounts		—	313	211
Realized gain on sale of available-for-sale securities		(77)	(429)	(859)
Loss on disposal of equipment		57	5	17
Loss (gain) from equity method investments, net		1,381	1,995	(462)
Changes in operating assets and liabilities:
Accounts receivable		(7,977)	3,465	(1,076)
Inventories		(4,740)	(2,959)	(45)
Prepaid expenses and other current assets		(2,309)	(1,223)	1,405
Other assets		(52)	458	542
Accounts payable		4,401	524	(485)
Accrued liabilities	*	1,642	205	(1,085)
Other long-term liabilities, including royalties		(85)	(871)	(813)
Net cash provided by operating activities		8,615	12,504	1,878
Cash flows from investing activities:
Purchases of property, plant and equipment		(21,356)	(2,728)	(4,150)
Proceeds from sale of equipment		—	35	2
Purchases of available-for-sale securities		(30,021)	(11,936)	(12,787)
Proceeds from sales and maturities of available-for-sale securities		14,750	13,516	14,309
Investments in non-marketable equity investments		—	—	(162)
Dividends received from equity method investments		—	—	305
Repayment of related party notes receivable		169	—	—
Net cash used in investing activities		(36,458)	(1,113)	(2,483)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs		34,338	1,337	165
Proceeds from sale of subsidiary shares to noncontrolling interests, net of portion allocated to noncontrolling interests		1,765	—	—
Repurchase of the Company’s common stock, including commission		—	—	(2,287)
Dividends paid by joint ventures to their minority shareholders		(465)	(39)	(112)
Net cash provided by (used in) financing activities		35,638	1,298	(2,234)
Effect of exchange rate changes on cash and cash equivalents		405	(1,412)	(1,100)
Net increase (decrease) in cash and cash equivalents		8,200	11,277	(3,939)
Cash and cash equivalents at the beginning of the year		36,152	24,875	28,814
Cash and cash equivalents at the end of the year		$44,352	$36,152	$24,875
Supplemental disclosures:
Income taxes paid, net of refunds		$714	$788	$284

* Dividend accrued but not paid by joint ventures of $533,  $499 and $534 was included in accrued liabilities as of December 31, 2017, 2016 and 2015, respectively

See accompanying notes to consolidated financial statements.

AXT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

AXT, Inc. (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a worldwide materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers.  Our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device.  The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2017, our substrate product group generated 80% of our revenue and raw materials product group generated 20%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co., Ltd., and our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing JinMei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interest, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. We have seven companies accounted for by the equity method. For subsidiaries that we consolidate, we reflect the portion we do not own on our consolidated balance sheets in stockholders' equity and in our consolidated statements of operations.

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income (loss) or total assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions. We believe that the estimates, judgments, and assumptions upon which management relies are reasonable based on information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, our consolidated financial statements would be affected.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, short-term investments and long-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Certain cash equivalents and investments are required to be adjusted to fair value on a recurring basis. See Note 2.

Fair Value of Investments

Accounting Standards Codification ("ASC") topic 820, Fair value measurement (“ASC 820”) establishes three levels of inputs that may be used to measure fair value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2017 and 2016, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other (expense) income, net” for the years presented. The transaction loss for the year ended December 31, 2017 totaled $602,000. The transaction gain totaled $232,000 and $717,000 for the years ended December 31, 2016 and 2015, respectively.

The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)” in the consolidated statements of comprehensive income (loss), net of tax.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of the guidance. The effective date of the guidance will be the first quarter of our fiscal year 2018. The new standard creates a single source of revenue guidance under U.S. GAAP, eliminating industry-specific guidance.

The underlying principle of the standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. An entity should apply a five-step approach for recognizing revenue as follows (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. The standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method").

We have evaluated and disclosed whether or not we expect the recent accounting pronouncements will have a material impact on our consolidated financial statements. With regard to Accounting Standards Update 2014-09 Revenue from Contracts with Customers, we have established a crossfunctional team to assess the potential impact of the new standard and is reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We have completed our evaluation of the potential impact on business processes, systems, controls and consolidated financial statements of the new revenue standard and have concluded there will be no significant changes to our statement of operations. We have adopted this standard on January 1, 2018 using the modified retrospective method.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and equity securities. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is  mitigated by our credit evaluation process and the geographical dispersion of sales transactions. One customer accounted for 12% of our trade accounts receivable as of December 31, 2017 and one customer accounted for 13% of our trade accounts receivable as of December 31, 2016.

Two customers represented 12% and 11%, respectively, of our revenue for the year ended December 31, 2017. No customer represented more than 10% of our revenue for the year ended December 31, 2016 while one customer represented 12% of our revenue for the year ended December 31, 2015. Our top five customers, although not the same five customers for each period, represented 35%, 35% and 40% of our revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, each of three third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the year ended December 31, 2016, each of four third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales while there were three third-party customers for the year ended December 31, 2015. Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-Term and Long-Term Investments

We classify our investments in marketable debt and equity securities as available-for-sale securities in accordance with ASC Topic 320, Investments —  Debt and Equity Securities (“ASC 320”).  Short-term and long-term investments are comprised of available-for-sale marketable debt and equity securities, which consist primarily of certificates of deposit, corporate bonds and equity securities. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Other (expense) income, net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “Other (expense) income, net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2017 and 2016, our accounts receivable, net balance was $22.8 million and $14.5 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $653,000, respectively. During 2017, we decreased this allowance for doubtful accounts by $295,000 due to $138,000 from bad debt recovery and $157,000 from bad debt written off in 2017. During 2016, we increased this allowance for doubtful accounts by $92,000 due to the poor financial condition of a few customers partially offset by recoveries. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for future periods.

The allowance for sales returns is also deducted from gross accounts receivable. During 2017, we utilized $119,000 and reduced the provision by an additional $72,000 resulting in the ending balance of allowance for sales returns of $169,000 as of December 31, 2017. During 2016, we utilized $360,000 and charged an additional $296,000 resulting in the ending balance of allowance for sales returns of $360,000 as of December 31, 2016.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2017 and 2016, accrued product warranties totaled $133,000 and $251,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by some customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2017, 2016 and 2015.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the  company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings and cash flow forecasts, recent operational performance and any other readily available market data.

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

Stock‑Based Compensation

We have employee stock option plans, which are described more fully in Note 11—Employee Benefit Plans and Stock-based Compensation. We account for stock‑based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black‑Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term.  Stock‑based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense and as an increase in additional paid-in capital over the requisite service period of the award.

Research and Development

Research and development costs consist primarily of salaries, including stock-based compensation expense and related personnel costs, depreciation, materials and product testing which are expensed as incurred.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2017, 2016 and 2015 were immaterial.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017 (“the Act”), which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings.

As of December 31, 2017, we have not completed our accounting for the tax effects of the Act. We have calculated a decrease in net deferred tax assets of $10.9 million and a corresponding decrease of $10.9 million in the valuation allowance due to the reduction federal tax rate. Thus, the net impact to the Company's tax expense is zero.  In accordance with Staff Accounting Bulletin No. 118, we were able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate. We did not recognize any provisional tax expense due to our historical significant operating losses, except some alternative minimum tax, which is offset by foreign tax credits. We expect to complete our analysis in connection with filing our 2017 U.S. corporate tax return.

The one-time transition tax is based on our post-1986 foreign earnings and profits which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets. Since our foreign operations has accumulated positive earnings, we recognized approximately $20.9 million of foreign earnings as a deemed dividend, due to the significant amount of operating loss available, we incurred approximately $0.5 million of  alternative minimum tax, which was fully offset by foreign tax credits.

Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the provisions of ASC topic 220 Comprehensive Income which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The components of other comprehensive income (loss) include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income (loss), net of tax. The balance of accumulated other comprehensive income is as follows (in thousands):

	As of December 31,
	2017	2016
Accumulated other comprehensive income:
Unrealized (loss) gain on investments, net	$(93)	$45
Cumulative translation adjustment	3,904	178
	3,811	223
Less: Cumulative translation adjustment attributable to noncontrolling interests	404	(30)
Accumulated other comprehensive income attributable to AXT, Inc.	$3,407	$253

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

Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of the guidance. The effective date of the guidance will be the first quarter of our fiscal year 2018. The new standard creates a single source of revenue guidance under U.S. GAAP, eliminating industry-

specific guidance.

The underlying principle of the standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. An entity should apply a five-step approach for recognizing revenue as follows (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The standard also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers. The standard allows two methods of adoption: (1) retrospectively to each prior period presented (“full retrospective method”), or (2) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method").

We have evaluated and disclosed whether or not we expect the recent accounting pronouncements will have a material impact on our consolidated financial statements. With regard to Accounting Standards Update 2014-09 Revenue from Contracts with Customers, we have established a crossfunctional team to assess the potential impact of the new standard and is reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We have completed our evaluation of the potential impact on business processes, systems, controls and consolidated financial statements of the new revenue standard and have concluded there will be no significant changes to our statement of operations. We have adopted this standard on January 1, 2018 using the modified retrospective method.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, amending ASC 330. Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Currently, inventory can be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments would be as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. We adopted this guidance effective January 1, 2017 and it did not have a significant impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. We will adopt this standard in fiscal 2019 and are currently evaluating the impact of the guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, which eliminates the requirement to retrospectively apply the equity method in previous periods when an investor initially obtains significant influence over an investee. Under the amended guidance, the investor should apply the equity method prospectively from the date the investment qualifies for the equity method. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early application permitted. We adopted this guidance effective January 1, 2017. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment award transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods. We adopted this guidance effective January 1, 2017. The adoption of this standard did not have a significant impact on its consolidated financial statements. No excess income tax benefit or tax deficiencies have been recorded as a result of the adoption and there will be no change to accumulated deficit with respect to previously unrecognized excess tax benefits. The Company is electing to continue to account for forfeitures on an estimated basis. We have elected to present the consolidated statements of cash flows on a prospective transition method and no prior periods have been adjusted.

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

In May 2017, the FASB issued ASU No. 2017-09 which provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2017 and 2016, our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$43,610	$—	$—	$43,610	$23,948	$—	$—	$23,948
Cash equivalents:
Certificates of deposit [1]	742	—	—	742	12,204	—	—	12,204
Total cash and cash equivalents	44,352	—	—	44,352	36,152	—	—	36,152
Investments (available-for-sale):
Certificates of deposit [2]	7,099	—	(24)	7,075	8,999	1	(20)	8,980
Corporate bonds	25,602	—	(69)	25,533	8,479	—	(47)	8,432
Corporate equity securities	—	—	—	—	48	111	—	159
Total investments	32,701	—	(93)	32,608	17,526	112	(67)	17,571
Total cash, cash equivalents and investments	$77,053	$—	$(93)	$76,960	$53,678	$112	$(67)	$53,723
Contractual maturities on investments:
Due within 1 year [3]	$20,056			$20,032	$11,325			$11,415
Due after 1 through 5 years [4]	12,645			12,576	6,201			6,156
	$32,701			$32,608	$17,526			$17,571

1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time. Our holding of corporate equity securities consisted of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc), a Taiwan publicly-traded company. Previously, we also owned the common stock of Intelligent Epitaxy Technology, Inc. (“IntelliEpi”). We began classifying IntelliEpi stock as an available-for-sale security upon its initial public offering in 2013 and sold our remaining IntelliEpi stock in the second quarter of 2015 and we no longer hold any IntelliEpi stock as of December 31, 2017. In 2015, our cash proceeds from sales of IntelliEpi stock, an available-for-sale investment, were $902,000, our cost was $43,000 and our gross realized gain was $859,000.

We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. During 2017, our cash proceeds from sales of GHI stock were $125,000. Our cost was $48,000 and our gross realized gain from sales of GHI stock was $77,000. As of December 31, 2017, we no longer hold any GHI stock. An unrealized gain of $111,000 and $432,000,  net of tax, was recorded as of December 31, 2016 and 2015, respectively. In 2016, we sold some of our GHI stock and our cash proceeds from sales of this available-for-sale investment was $581,000. Our cost was $152,000 and our gross realized gain from sales of this available-for-sale investment was $429,000. There were no sales of GHI stock for the year ended December 31, 2015.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2017 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on December 31, 2017. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2017	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$3,994	$(16)	$2,342	$(8)	$6,336	$(24)
Corporate bonds	25,533	(69)	—	—	25,533	(69)
Total in loss position	$29,527	$(85)	$2,342	$(8)	$31,869	$(93)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $9.8 million and $11.3 million as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, there were seven companies accounted for under the equity method. For the year ended December 31, 2017, we have recognized an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we wrote the investment down to zero.  We had no impairment charges during 2016 and 2015.

As noted above, in the second quarter of 2015, we re-classified our minority investment in GHI, which was accounted for under the cost method, as an available-for-sale security and valued the security at fair market value. As of December 31, 2017 and 2016, we no longer maintain any investments under the cost method.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2017. There have been no transfers between fair value measurement levels during the year ended December 31, 2017.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2017, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2017 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$7,817	$—	$7,817	$—
Corporate bonds	25,533	—	25,533	—
Total	$33,350	$—	$33,350	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). For the year ended in December 31, 2017, we recognized an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it was unlikely that this company would recover from the difficult pricing environment and we wrote the investment down to zero.  We had no impairment charges 2016 and 2015.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2017	2016
Inventories:
Raw materials	$23,554	$17,485
Work in process	20,135	20,410
Finished goods	2,151	2,257
	$45,840	$40,152

As of December 31, 2017 and 2016, carrying values of inventories were net of inventory reserves of $13.3 million and $12.0 million, respectively, for excess and obsolete inventory and $291,000 and $254,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required. After various amendments to the terms of the note, in December 2013 the parties agreed to delay all principal repayment until December 2017. In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long-term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of December 31, 2017 and 2016, we included $1.2 million and $1.4 million, respectively, in “Other assets” in our consolidated balance sheets.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. The general manager of JiYa has a family member who has a 10% ownership position in this equity investment entity. As of December 31, 2017 and 2016, amounts payable of $2.1 million and $1.8 million, respectively, were included in “Accounts payable” in our consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of December 31, 2017 and 2016, amounts receivable of $334,000 and $313,000, respectively, were included in “Accounts receivable” in our consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales made on credit to the customer and as of December 31, 2017 the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the year ended December 31, 2017 and 2016, JinMei has recorded $3,000 and $1,000 income from agency sales, respectively, which were included in “Other (expense) income, net” in the consolidated statements of operations.

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

Tongmei has paid certain amounts on behalf of Donghai County Dongfang High Purity Electronic Materials Co., Ltd. (“Dongfang”), its equity investment entity, to purchase materials. The original agreement was signed between Tongmei and Dongfang in 2014 and the date of repayment was set as December 31, 2015. In 2015, both parties agreed to delay the date of repayment to December 31, 2017. During 2017, the repayment of the full amount of principal and interest totaling $114,000 was received by our wholly owned subsidiary.  As of December 31, 2017 and 2016,  the balance of $0 and $107,000, respectively, were included in “Related party notes receivable – long term” in our consolidated balance sheets.

In April 2014, Tongmei loaned an additional of $46,000 to Dongfang. The loan bears interest at 6.15% per annum and comes due on December 31, 2017. During 2017, the repayment of the full amount of principal and interest totaling $55,000 was received by our wholly owned subsidiary.  As of December 31, 2017 and 2016, the balance, including both principal and interest, of $0 and $50,000, respectively, were included in “Related party notes receivable – long term” in our consolidated balance sheets.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of December 31, 2017 and 2016, amounts payable of $0 and $210,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of December 31, 2017 and 2016, amounts payable of $370,000 and $377,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of December 31, 2017 and 2016, amounts payable of $219,000 and $246,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  JinMei is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction is expected to be approximately $6 million.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $307,000 to the same executive employee. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. As of December, 2017 and 2016, the balances, including both principal and accrued interest, were $307,000 and $179,000, respectively, and included in “Other assets” and “Prepaid expenses and other current assets”, respectively, in our consolidated balance sheets.

Tongmei also purchases raw materials from one of JiYa’s equity investment entities for production in the ordinary course of business. As of December 31, 2017 and 2016, amounts payable of $0 and $146,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to AXT since 2004. Beijing XiangHeMing Trade Co. Ltd., (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of December 31, 2017 and 2016, amounts payable to Kaide of $708,000 and $323,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member to the owner of one of BoYu's customers. For the years ended December 31, 2017 and 2016, BoYu has recorded $1.2 million and $653,000 in revenue from this customer, respectively. As of December 31, 2017 and 2016, amounts receivable of $635,000 and $156,000, respectively, were included in “Accounts receivable” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2017	2016
Property, plant and equipment:
Machinery and equipment, at cost	$44,549	$41,254
Less: accumulated depreciation and amortization	(40,845)	(37,311)
Building, at cost	32,461	29,600
Less: accumulated depreciation and amortization	(11,501)	(9,654)
Leasehold improvements, at cost	5,539	4,942
Less: accumulated depreciation and amortization	(4,288)	(3,608)
Construction in progress	20,615	2,582
	$46,530	$27,805

As of December 31, 2017, the balance of construction in process was $20.6 million, of which, $14.8 million was for our buildings in our new Dingxing location, $3.6 million was for manufacturing equipment purchases not yet placed in service, and $2.2 million was for our construction in process at our other consolidated subsidiaries. Depreciation and amortization expense was $4.4 million, $4.9 million and $5.5 million for the years ended 2017, 2016, and 2015 respectively.

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

Our direct investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2017	2016	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,473	$1,498	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	3,190	4,000	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	915	1,101	Equity	25%
	$5,578	$6,599

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

Our ownership of BoYu is 63%. On November 2, 2017, BoYu raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. As a result, our ownership of BoYu was diluted from 70% to 63%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board and accordingly no gain was recognized as a result of this equity transaction. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

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

During 2017, 2016, and 2015, the three consolidated joint ventures generated $2.1 million, $0.1 million and $0.8 million of income, respectively, of which a loss of $0.1 million, $0.7 million and $0.3 million, respectively were allocated to noncontrolling interests, resulting in $2.2 million, $0.8 million and $1.2 million of income, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $5.6 million and $6.6 million as of December 31, 2017 and 2016, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

These three equity investment entities generated for AXT an equity loss of $0.9 million, $1.2 million and $43,000 for the year ended December 31, 2017, 2016 and 2015, respectively, which was recorded as “Equity in (loss) earnings of unconsolidated joint ventures” in the consolidated statements of operations.

Net income recorded from all of the consolidated joint ventures and these three equity investment entities was $1.3 million for the year ended December 31, 2017. Net loss recorded from all of the consolidated joint ventures and these three equity investment entities was $0.4 million for the year ended December 31, 2016. Net income recorded from all of the consolidated joint ventures and these three equity investment entities was $1.1 million for the years ended December 31, 2015.

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of December 31, 2017 and 2016, our consolidated joint ventures included these minority investments in “Other assets” in the consolidated balance sheets with a carrying value of $4.3 million and $4.7 million, respectively.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the years ended December 31, 2017, 2016, and 2015, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Net revenue	$24,053	$23,266	$35,732	$6,152	$6,124	$9,007
Gross profit (loss)	1,739	(2,191)	8,429	482	(511)	1,975
Operating (loss) income	(3,676)	(6,869)	2,965	(938)	(1,724)	588
Net (loss) income	(4,798)	(7,428)	2,850	(1,381)	(1,891)	558

Excluding one fully impaired entity, these minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) for the years ended December 31, 2017 and 2016, respectively:

	As of December 31,
	2017	2016
Current assets	$33,415	$31,672
Noncurrent assets	28,964	29,701
Current liabilities	27,274	23,412
Noncurrent liabilities	180	406

Our portion of the entity loss, excluding impairment charges, from all seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $1.4 million, a loss of $2.0 million, and an income of $462,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Dividends received from these minority investment entities were $0,  $0 and $305,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Excluding one fully impaired entity, undistributed retained earnings relating to our investments in these minority investment entities amounted to $3.6 million and $4.9 million as of December 31, 2017 and 2016, respectively.

Note 7. Other Investments

During the second quarter of 2015, we re-classified our sole minority investment under the cost method as an available-for-sale security when we determined that there was sufficient trading volume in the exchange listing the company, GHI, for the stock to be deemed readily marketable. Since 2015 we no longer maintain any investments under the cost method.

Note 8. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2017	2016
Accrued compensation and related charges	$3,205	$2,610
Preferred stock dividends payable	2,901	2,901
Advance from customers	924	238
Current portion of royalty payments	575	575
Accrued professional services	570	583
Dividends payable by consolidated joint ventures	533	499
Other tax payable	395	147
Accrued income taxes	270	203
Other personnel related costs	230	200
Accrued product warranty	133	251
Other accrued liabilities	1,413	1,053
	$11,149	$9,260

Note 9. Debt

Prior to 2015, we had an unused credit facility with a bank that provided for a line of credit of $10.0 million. The line of credit was secured by marketable securities we had with the bank at that time. This line of credit was never used and there were no outstanding borrowings under this line of credit as of December 31, 2015. This line of credit was terminated in January 2015 when we closed our investment account with this institution and moved all of our funds from this bank to a different bank. We did not apply for a new line of credit.

Note 10. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2017 and 2016, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interest in consolidated subsidiaries.

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2017	2016
Net income attributable to AXT, Inc.	$10,148	$5,636
Changes in paid-in capital for:
Sale of subsidiary shares to noncontrollling interest	1,765	—
Net transfers to noncontrolling interests	1,765	—
Net income attributable to AXT, Inc., net of transfers to noncontrolling interests	$11,913	$5,636

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2017 and 2016 under this program. As of December 31, 2017, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2017, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Note 11. Employee Benefit Plans and Stock-based Compensation

Stock Option Plans and Equity Incentive Plans

In May 2007, our stockholders approved our 2007 Equity Incentive Plan (the “2007 Plan”), which provides for the grant of incentive and non-qualified stock options to our employees, consultants and directors. The 2007 Plan is a restatement of the 1997 Stock Option Plan which expired in 2007. The 1,928,994 share reserve of the 1997 Stock Option Plan became the reserve of the 2007 Plan, together with 1,300,000 additional shares approved for issuance under the 2007 Plan. In May 2013, the stockholders approved an additional 2,000,000 shares to be issued under the 2007 plan. Awards may be made under the 2007 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock‑based awards. Stock options and stock appreciation rights awarded under the 2007 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than three years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve‑month period if vesting is based on a performance measure). In December 2008, the 2007 Plan was amended to comply with the applicable requirements under Section 409A of the Internal Revenue Code.

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock‑based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve‑month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees.  As of December 31, 2017, approximately 1,389,329 shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2015, 2016 and 2017 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2015	3,198	3.12	6.95	$1,247
Granted	866	2.19
Exercised	(119)	1.38
Canceled and expired	(166)	3.03
Balance as of December 31, 2015	3,779	2.97	6.26	$764
Granted	624	4.92
Exercised	(555)	2.41
Canceled and expired	(554)	3.26
Balance as of December 31, 2016	3,294	$3.38	7.23	$5,301
Granted	184	8.99
Exercised	(762)	3.25
Canceled and expired	(50)	3.47
Balance as of December 31, 2017	2,666	$3.81	6.87	$13,149
Options vested as of December 31, 2017 and unvested options expected to vest, net of forfeitures	2,629	$3.78	6.84	$13,031
Options exercisable as of December 31, 2017	1,580	$3.37	5.83	$8,419

The options outstanding and exercisable as of December 31, 2017 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2017			December 31, 2017
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.04	-	$2.14	36	$2.10	4.47	31	$2.09
$2.18	-	$2.18	634	$2.18	7.79	262	$2.18
$2.29	-	$2.36	401	$2.33	6.05	376	$2.33
$2.47	-	$2.51	284	$2.47	6.78	201	$2.47
$2.56	-	$4.79	366	$3.55	4.94	332	$3.65
$5.21	-	$5.21	518	$5.21	8.75	135	$5.21
$5.61	-	$5.83	242	$5.76	3.11	242	$5.76
$7.82	-	$7.82	1	$7.82	2.84	1	$7.82
$7.95	-	$7.95	60	$7.95	9.08	—	$—
$9.50	-	$9.50	124	$9.50	9.82	—	$—
			2,666	$3.81	6.87	1,580	$$3.37

There were 762,000,  555,000 and 119,000 options exercised in the years ended December 31, 2017, 2016, and 2015, respectively. The total intrinsic value of options exercised for the years ended December 31, 2017, 2016, and 2015,  was $4,030,000,  $1,302,000 and $118,000, respectively.

As of December 31, 2017, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was approximately $1.7 million, net of estimated forfeitures of $190,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock‑based compensation to inventory as of December 31, 2017 and 2016, due to the immateriality of the amount.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2015, 2016 and 2017 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2015	261	$2.71
Granted	547	$2.42
Vested	(215)	$2.81
Forfeited	(47)	$2.47
Non-vested as of December 31, 2015	546	$2.39
Granted	136	$4.66
Vested	(150)	$2.34
Forfeited	(207)	2.55
Non-vested as of December 31, 2016	325	$3.27
Granted	312	$9.15
Vested	(157)	$3.13
Forfeited	—	$—
Non-vested as of December 31, 2017	480	$7.13

Total fair value of stock awards vested during the years ended December 31, 2017, 2016, and 2015 was $490,000 $351,000 and $605,000, respectively. As of December 31, 2017, we had $3.1 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 2.0 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2017 (in thousands, except per share data):

Options outstanding	2,666
Restricted stock awards outstanding	480
Stock available for future grant: 2015 Equity Incentive Plan	1,389
Total	4,535

Stock-based Compensation

We recorded $1.4 million, $1.1 million and $1.3 million of stock‑based compensation in our consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, respectively. The following table summarizes compensation costs related to our stock‑based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2017	2016	2015
Stock‑based compensation in the form of employee stock options and restricted stock, included in:
Cost of revenue	$39	$23	$20
Selling, general and administrative	1,146	908	1,148
Research and development	220	165	181
Total stock-based compensation	1,405	1,096	1,349
Tax effect on stock-based compensation	—	—	—
Net effect on net income	$1,405	$1,096	$1,349
Shares used in computing basic net income per share	37,444	32,139	32,183
Shares used in computing diluted net income per share	38,966	32,894	32,183
Effect on basic net income per share	$(0.04)	$(0.03)	$(0.04)
Effect on diluted net income per share	$(0.04)	$(0.03)	$(0.04)

We estimate the fair value of stock options using a Black‑Scholes valuation model, consistent with the provisions of ASC 718. There were 184,000, 624,000 and 866,000 stock options granted with a  weighted-average grant date fair value of $3.67,  $1.85 and $0.88 per share during 2017, 2016, and 2015, respectively. The fair value of options granted was estimated at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31,
	2017	2016	2015
Expected term (in years)	5.8	4.0	3.9
Volatility	46.5%	46.5%	51.1%
Expected dividend	—%	—%	—%
Risk-free interest rate	2.10%	1.47%	1.75%

The expected term for stock options is based on the observed historical option exercise behavior and post-vesting forfeitures of options by our employees, and the contractual term, the vesting period and the expected term of the outstanding options. Expected volatility is based on the historical volatility of our common stock. The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the

Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options.

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $149,000,  $133,000 and $125,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2017 and 2016 (in thousands):

	Year Ended
	December 31,
	2017	2016
Beginning accrued warranty and related costs	$251	$497
Accruals for warranties issued	125	92
Adjustments related to pre-existing warranties including expirations and changes in estimates	(150)	(223)
Cost of warranty repair	(93)	(115)
Ending accrued warranty and related costs	$133	$251

Note 13. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $6.4 million, $15.0 million and $15.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. We recorded a current tax provision of $792,000, $733,000 and $531,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	2	4	2
Foreign	790	729	529
Total current	792	733	531
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total net provision for income taxes	$792	$733	$531

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefits	—	—	—
Valuation allowance	(139.5)	(7.1)	(48.2)
Rate change	100.8	—	—
Stock-based compensation	(10.4)	1.2	(9.8)
Foreign tax rate differential	(10.3)	(12.2)	30.6
Foreign tax incentives	(7.0)	(13.6)	25.2
Dividend from unconsolidated affiliates	—	1.5	(60.4)
965(a) inclusion	55.6	—	—
Section 78 gross up	11.7	—	—
Foreign tax credit	(30.6)	—	—
Tax effect in equity method loss or gain from unconsolidated affiliates	2.9	8.3	1.2
Other	(0.9)	(0.2)	(0.1)
Effective tax rate	7.3%	12.9%	(26.5)%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss	$14,203	$62,459
Accruals and reserves not yet deductible	3,133	4,520
Credits	4,809	1,488
	22,145	68,467
Deferred tax liabilities:
Valuation of investment portfolio	—	—
	—	—
Net deferred tax assets	22,145	68,467
Valuation allowance	(22,145)	(68,467)
Net deferred tax assets	$—	$—

As of December 31, 2017, we have federal and state net operating loss (“NOL”) carryforwards of approximately $63.6 million and $0.3 million, respectively, which will expire beginning in 2022 and 2033, respectively. In addition, we have federal tax credit carryforwards of approximately $1.5 million, which will expire beginning in 2029.

The deferred tax assets valuation allowance as of December 31, 2017 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased by $46.3 million and increased by $2.7 million for the years ended December 31, 2017 and 2016, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises.  Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”).  In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $599,000,  $489,000 and $354,000 for 2017, 2016 and 2015, respectively.  The favorable tax rate is renewed every three years and our subsidiaries are in the process of applying for renewal. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China also qualify for reduction in their taxable income in China for research and development (“R&D”) expenditures.  Government pre-approval is required to claim R&D tax benefits.  Any R&D claim is then submitted with the annual corporate income tax for the taxing authorities’ approval.  We do not record such benefit until we receive the refund from the Chinese government. Our consolidated subsidiaries in China have enjoyed various tax holidays since 2000.  Benefits under the tax holidays vary by jurisdiction.

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that might have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If there is a change of control, utilization of our NOL or tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Until a Section 382 study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

A full valuation allowance has been provided against our NOL carryforwards and R&D credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no net impact to the consolidated balance sheets or statements of operations if an adjustment were required.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly known as the Tax Cuts and Jobs Act of 2017 (“the Act”), which significantly reforms the Internal Revenue Code of 1986, as amended. The Act contains broad and complex changes to corporate taxation, including in part reduction of the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously considered permanently reinvested, and creates new taxes on certain foreign sourced earnings.

As of December 31, 2017, we have not completed our accounting for the tax effects of the Act. We have calculated a decrease in net deferred tax assets of $10.9 million and a corresponding decrease of $10.9 million in the valuation allowance due to the reduction federal tax rate. Thus, the net impact to the Company's tax expense is zero.  In accordance with Staff Accounting Bulletin No. 118, we were able to determine a reasonable estimate, namely the one-time transition tax and the remeasurement of deferred tax at the new tax rate. We did not recognize any provisional tax expense due to our historical significant operating losses, except some alternative minimum tax, which is offset by foreign tax credits. We expect to complete our analysis in connection with filing our 2017 U.S. corporate tax return

The one-time transition tax is based on our post-1986 foreign earnings and profits which we have previously excluded from U.S. income taxes due to our position that we would permanently reinvest future earnings. The one-time transition tax is applied at a 15.5% tax rate on cash assets and an 8% tax rate for other specified assets. Since our foreign operations have accumulated positive earnings, we recognized approximately $20.9 million of foreign earnings as a deemed dividend, due to the significant amount of operating losses available, we incurred approximately $0.5 million of alternative minimum tax, which was fully offset by foreign tax credits.

During fiscal year 2017 and 2016, the amount of gross unrecognized tax benefits remains unchanged. During fiscal year 2015, the amount of gross unrecognized tax benefits decreased by $1.8 million. The total amount of unrecognized tax benefits was $14.6 million as of December 31, 2017 and December 31, 2016. The Company recognizes interest and penalties related to uncertain tax positions as part of the income tax provision. To date, such interest and penalties have not been material.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the year ended December 31, 2017 includes no interest and penalties. As of December 31, 2017, we have no accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through 2002 and 2013, respectively.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Year Ended December 31,
	2017	2016	2015

Gross unrecognized tax benefits balance at beginning of the year	$ 14,557	$ 14,557	$ 16,403
Add:
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Less:
Decrease related to lapse of statute of limitations	—	—	$ (1,846)
Gross unrecognized tax benefits balance at end of the year	$ 14,557	$ 14,557	$ 14,557

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to AXT, Inc.	$10,148	$5,636	$(2,228)
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$9,971	$5,459	$(2,405)
Denominator:
Denominator for basic net income per share - weighted average common shares	37,444	32,139	32,183
Effect of dilutive securities:
Common stock options	1,339	596	—
Restricted stock awards	183	159	—
Denominator for dilutive net income per common shares	38,966	32,894	32,183
Basic net income (loss) per share:
Net income (loss) attributable to AXT, Inc.	$0.27	$0.17	$(0.07)
Net income (loss) to common stockholders	$0.27	$0.17	$(0.07)
Diluted net income (loss) per share:
Net income (loss) attributable to AXT, Inc.	$0.26	$0.17	$(0.07)
Net income (loss) to common stockholders	$0.26	$0.17	$(0.07)
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	86	779	3,779
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	63	15	546

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2017	2016	2015
Product Type:
Substrates	$78,619	$65,633	$58,220
Raw Materials and Others	20,054	15,716	19,282
Total	$98,673	$81,349	$77,502

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2017	2016	2015
Product revenue:
China	$24,962	$17,448	$13,728
Europe (primarily Germany)	23,956	18,637	19,518
Taiwan	18,279	15,369	13,799
Japan	13,258	11,015	9,138
Asia Pacific (excluding China, Taiwan and Japan)	9,866	10,796	11,482
North America (primarily the United States)	8,352	8,084	9,837
Total	$98,673	$81,349	$77,502

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2017	2016
Long-lived assets by geographic region, net of depreciation:
North America	$1,410	$318
China	45,120	27,487
	$46,530	$27,805

Note 16. Other (expense) income

The components of other (expense) income are summarized below (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Foreign exchange gain (loss)	$(602)	$232	$717
Gain on available-for-sales securities	77	429	859
Other income (expense)	(28)	199	447
	$(553)	$860	$2,023

Note 17. Commitments and Contingencies

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Leases

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through December 2025. The majority of our lease obligations relates to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet which expires in 2017. Total rent expense under these operating leases were $302,000,  $331,000 and $313,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Total minimum lease payments under these leases as of December 31, 2017 are summarized below (in thousands):

Lease Payments
2018	$185
2019	176
2020	164
2021	12
2022	12
$549

Royalty Agreement

We entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies are granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We shall pay up to $7.0 million royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contains a clause that allows us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year are lower than a pre-determined amount set forth in this agreement. Royalty expense under this agreement was $526,000, which was net of claim for credit of $49,000 for the year ended December 31, 2017.  Royalty expense under this agreement was $447,000, which was net of claim for credit of $128,000 for the year ended December 31, 2016.  Royalty expense for year ended December 31, 2015 was $583,000, which was net of claim for credit of $217,000.   These expenses were included in cost of revenue. Total maximum, remaining royalty payments under this agreement as of December 31, 2017 amounted to $575,000 for the year ending December 31, 2018.

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

Note 18. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First		Second	Third	Fourth
	(in thousands, except per share data)
2017:
Revenue	$20,616		$23,557	$28,168	$26,332
Gross profit	6,288		7,256	11,133	9,798
Net income attributable to AXT, Inc	665		1,930	4,419	3,134
Net (loss) attributable to AXT, Inc per share, basic	$0.02		$0.05	$0.11	$0.08
Net (loss) attributable to AXT, Inc per share, diluted	$0.02		$0.05	$0.11	$0.08
2016:
Revenue	$18,713		$20,495	$21,872	$20,269
Gross profit	5,253		6,027	7,578	7,523
Net (loss) attributable to AXT, Inc	42		1,151	2,229	2,214
Net (loss) attributable to AXT, Inc per share, basic	$(0.00)	*	$0.03	$0.07	$0.07
Net (loss) attributable to AXT, Inc per share, diluted	$(0.00)	*	$0.03	$0.07	$0.06

* Net loss to AXT, Inc. per common share resulted due to the accrual of preferred dividend liquidation preference during the three months ended March 31, 2016.

Note 19. Restructuring Charges

In the second quarter of 2016, we restructured the operations of JiYa which resulted in a reduction in force of 28 positions that were no longer required to support production and operations. Accordingly, we recorded a restructuring charge of approximately $226,000 related to the reduction in force for severance-related expenses. As of June 30, 2016, we had completed this restructuring plan and the reduction in force. We did not have any restructuring charges in 2017.

Note 20. Whistleblower Complaint and Investigation

On February 23, 2015, the Board of Directors announced that, pursuant to an anonymous whistleblower complaint, our Audit Committee conducted an investigation of certain potential related party transactions involving Davis Zhang, our former President, China Operations. The investigation did not conclude that there was any intentional misconduct by Mr. Zhang, or that he received any improper benefit from these transactions. Further, the investigation did not reveal any inaccuracies in our consolidated financial statements resulting from these transactions. However, the investigation identified certain historical related party transactions that were not previously disclosed in our filings with the Securities and Exchange Commission (“SEC”). We filed a Current Report on Form 8-K with the SEC on February 23, 2015 to disclose such historical related party transactions.

On February 20, 2015, the Board of Directors waived any potential inconsistencies with our Code of Conduct and Ethics arising from the transactions identified in the investigation. Also, the Audit Committee approved the related party nature of such transactions to the extent it had not previously approved such transactions. The Board of Directors and Audit Committee specified that such waiver and approval would have retroactive effect to the date of commencement of the transactions covered by such waiver and approval. We have incurred approximately $1.8 million of professional service fees during the course of this investigation.

Item 16.  Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2017

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.3(9)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.4(10)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Employment Letter Agreement between the Company and Mr. Robert G. Ochrym
10.8(14)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.9(15)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.10(16)*	2015 Equity Incentive Plan
10.11(17)*	Executive Incentive Plan
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.

(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.24 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(15)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(16)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(17)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.

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

Date: March 9, 2018

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 9, 2018
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 9, 2018
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 9, 2018
Jesse Chen

/s/ DAVID C. CHANG	Director	March 9, 2018
David C. Chang

/s/ LEONARD LEBLANC	Director	March 9, 2018
Leonard LeBlanc