Form 10-Q
period 2018-03-31
AXT INC
filed 2018-05-04
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2018

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check-mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, $0.001 par value	39,438,267

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$39,189	$44,352
Short-term investments	15,195	20,032
Accounts receivable, net of allowances of $515 and $527 as of March 31, 2018 and December 31, 2017	21,347	22,778
Inventories	51,122	45,840
Prepaid expenses and other current assets	6,704	7,519
Total current assets	133,557	140,521
Long-term investments	12,511	12,576
Property, plant and equipment, net	58,763	46,530
Other assets	11,476	11,573
Total assets	$216,307	$211,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,049	$11,445
Accrued liabilities	9,190	11,149
Total current liabilities	21,239	22,594
Other long-term liabilities	329	289
Total liabilities	21,568	22,883
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2018 and December 31, 2017 (Liquidation preference of $6,861 and $6,819 as of March 31, 2018 and December 31, 2017)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 39,438 and 39,413 shares issued and outstanding as of March 31, 2018 and December 31, 2017	39	39
Additional paid-in capital	232,212	231,679
Accumulated deficit	(51,962)	(54,837)
Accumulated other comprehensive income	5,846	3,407
Total AXT, Inc. stockholders’ equity	189,667	183,820
Noncontrolling interests	5,072	4,497
Total stockholders’ equity	194,739	188,317
Total liabilities and stockholders’ equity	$216,307	$211,200

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$24,419	$20,616
Cost of revenue	14,846	14,328
Gross profit	9,573	6,288
Operating expenses:
Selling, general and administrative	4,222	3,793
Research and development	1,420	1,124
Total operating expenses	5,642	4,917
Income from operations	3,931	1,371
Interest income, net	142	98
Equity in loss of unconsolidated joint ventures	(334)	(933)
Other (expense) income, net	(215)	48
Income before provision for income taxes	3,524	584
Provision for income taxes	334	159
Net income	3,190	425
Less: Net (income) loss attributable to noncontrolling interests	(315)	240
Net income attributable to AXT, Inc.	$2,875	$665
Net income attributable to AXT, Inc. per common share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02
Weighted-average number of common shares outstanding:
Basic	38,941	34,210
Diluted	40,364	35,624

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	March 31,
	2018	2017

Net income	$3,190	$425
Other comprehensive income, net of tax:
Change in foreign currency translation gain, net of tax	2,816	475
Change in unrealized loss on available-for-sale investments, net of tax	(117)	(123)
Total other comprehensive income, net of tax	2,699	352
Comprehensive income	5,889	777
Less: Comprehensive (income) loss attributable to noncontrolling interests	(575)	185
Comprehensive income attributable to AXT, Inc.	$5,314	$962

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018		2017
Cash flows from operating activities:
Net income	$3,190		$425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,070		1,140
Amortization of marketable securities premium	43		27
Impairment charge on equity investee	—		313
Stock-based compensation	467		312
Realized gain on sale of available-for-sale securities	—		(77)
Loss from equity method investments, net	334		620
Changes in operating assets and liabilities:
Accounts receivable	1,686		(3,156)
Inventories	(4,553)		1,065
Prepaid expenses and other current assets	993		318
Other assets	(64)		246
Accounts payable	334		1,424
Accrued liabilities	(2,096)	*	(1,373)	*
Other long-term liabilities, including royalties	191		(211)
Net cash provided by operating activities	1,595		1,073
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,849)		(268)
Purchases of available-for-sale securities	(9,938)		(21,716)
Proceeds from sales and maturities of available-for-sale securities	14,680		8,970
Net cash used in investing activities	(7,107)		(13,014)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	66		32,675
Dividends paid by joint ventures to their minority shareholders	—		(465)
Net cash provided by financing activities	66		32,210
Effect of exchange rate changes on cash and cash equivalents	283		91
Net increase (decrease) in cash and cash equivalents	(5,163)		20,360
Cash and cash equivalents at the beginning of the period	44,352		36,152
Cash and cash equivalents at the end of the period	$39,189		$56,512

* Dividend accrued but not paid by one of our consolidated subsidiaries of $552 and $503 was included in accrued liabilities as of March 31, 2018 and 2017, respectively.

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd., Baoding Tongmei Xtal Technology Co., Ltd. and Chaoyang Tongmei Xtal Technology Co., and our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd., Nanjing JinMei Gallium Co., Ltd. and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. We have seven companies accounted for by the equity method. For subsidiaries that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2018 and December 31, 2017, our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$39,189	$—	$—	$39,189	$43,610	$—	$—	$43,610
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	742	—	—	742
Total cash and cash equivalents	39,189	—	—	39,189	44,352	—	—	44,352
Investments (available-for-sale):
Certificates of deposit [2]	7,340	—	(41)	7,299	7,099	—	(24)	7,075
Corporate bonds	20,576	—	(169)	20,407	25,602	—	(69)	25,533
Total investments	27,916	—	(210)	27,706	32,701	—	(93)	32,608
Total cash, cash equivalents and investments	$67,105	$—	$(210)	$66,895	$77,053	$—	$(93)	$76,960
Contractual maturities on investments:
Due within 1 year [3]	$15,288			$15,195	$20,056			$20,032
Due after 1 through 5 years [4]	12,628			12,511	12,645			12,576
	$27,916			$27,706	$32,701			$32,608

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

Our holding of corporate equity securities consists of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. During the three months ended March 31, 2017, we sold the remainder of our GHI stock and our cash proceeds from sales of available-for-sale investments were $125,000. Our cost was $48,000 and our gross realized gain from sales of available-for-sale investments was $77,000. There were no GHI transactions in the three months ended March 31, 2018. As of March 31, 2017, we no longer hold any GHI stock.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2018 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on March 31, 2018. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2018 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,935	$(35)	$2,344	$(6)	$7,279	$(41)
Corporate bonds	13,153	(107)	7,254	(62)	20,407	(169)
Total in loss position	$18,088	$(142)	$9,598	$(68)	$27,686	$(210)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2017 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2017	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$3,994	$(16)	$2,342	$(8)	$6,336	$(24)
Corporate bonds	25,533	(69)	—	—	25,533	(69)
Total in loss position	$29,527	$(85)	$2,342	$(8)	$31,869	$(93)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $9.7 million and $9.8 million as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, there were seven companies accounted for under the equity method. There were no impairment charges in the three months ended March 31, 2018. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we had written the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2018, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2018. There have been no transfers between fair value measurements levels during the three months ended March 31, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2018 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$7,299	$—	$7,299	$—
Corporate bonds	20,407	—	20,407	—
Total	$27,706	$—	$27,706	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). There were no impairment charges in the three months ended March 31, 2018. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we had written the investment down to zero.  Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three months ended March 31, 2018 and 2017.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2018	2017
Inventories:
Raw materials	$25,626	$23,554
Work in process	23,805	20,135
Finished goods	1,691	2,151
	$51,122	$45,840

As of March 31, 2018 and December 31, 2017, carrying values of inventories were net of inventory reserves of $13.7 million and $13.3 million, respectively, for excess and obsolete inventory and $322,000 and $291,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2018	2017
Property, plant and equipment:
Machinery and equipment, at cost	$45,954	$44,549
Less: accumulated depreciation and amortization	(42,217)	(40,845)
Building, at cost	33,635	32,461
Less: accumulated depreciation and amortization	(12,234)	(11,501)
Leasehold improvements, at cost	5,715	5,539
Less: accumulated depreciation and amortization	(4,538)	(4,288)
Construction in progress	32,448	20,615
	$58,763	$46,530

As of March 31, 2018, the balance of construction in progress was $32.4 million of which $22.8 million was related to our buildings in our new Dingxing and Chaoyang locations, $5.6 million was for manufacturing equipment purchases and $4.0 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2017, the balance of construction in progress was $20.6 million, of which, $14.8 million was for our buildings in our new Dingxing location, $3.6 million was for manufacturing equipment purchases not yet placed in service, and $2.2 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2018	2017
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,058	3,205
Advances from customers	1,061	924
Dividends payable by consolidated joint ventures	552	533
Current portion of royalty payments	431	575
Accrued income taxes	375	270
Accrued professional services	251	570
Other tax payable	215	395
Other personnel related costs	213	230
Accrued product warranty	117	133
Other accrued liabilities	1,016	1,413
	$9,190	$11,149

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of March 31, 2018 and December 31, 2017, we included $1.1 million and $1.2 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. The general manager of JiYa has a family member who has a 10% ownership position in this equity investment entity. As of March 31, 2018 and December 31, 2017, amounts payable of $2.1 million were included in “Accounts payable” in our condensed consolidated balance sheets.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of March 31, 2018 and December 31, 2017, amounts receivable of $346,000 and $334,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales made on credit to the customer and, as of March 31, 2018, the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2018 and 2017, JinMei has recorded $0 and $1,000, respectively, income from agency sales, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

In April 2014, Tongmei loaned an additional $46,000 to Dongfang. The loan bears interest at 6.15% per annum and was due on December 31, 2017. During 2017, the repayment of the full amount of principal and interest totaling $55,000 was received by our wholly owned subsidiary.

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of March 31, 2018 and December 31, 2017, amounts payable of $381,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of March 31, 2018 and December 31, 2017, amounts payable of $400,000 and $370,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of March 31, 2018 and December 31, 2017, amounts payable of $497,000 and $219,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due in three installments between December 2021 and December 2023.  JinMei is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction are expected to be approximately $6 million.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $318,000 to the same executive employee. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. As of March 31, 2018 and December 31, 2017, the balances, including both principal and accrued interest, were $318,000 and $307,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

Beijing Kaide Quartz Co. Ltd. (“Kaide”) has been a supplier of customized quartz tubes to AXT since 2004. Beijing XiangHeMing Trade Co. Ltd. (“XiangHeMing”) is a significant shareholder of Kaide. XiangHeMing was previously owned by, among others, certain immediate family members of Davis Zhang, our former President, China Operations, until at least sometime in 2004, at which time the official Chinese government records indicate that Mr. Zhang’s immediate family members transferred their ownership of XiangHeMing to a third party. However, we are currently unable to conclusively determine whether Mr. Zhang’s immediate family members retained any economic interest in XiangHeMing after the transfer. As of March 31, 2018 and December 31, 2017, amounts payable to Kaide of $693,000 and $708,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended March 31, 2018 and 2017, BoYu has recorded $801,000 and $337,000, respectively, in revenue from this customer. As of March 31, 2018 and December 31, 2017, amounts receivable of $969,000 and $635,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2018	2017	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	83%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,525	$1,473	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	3,017	3,190	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	911	915	Equity	25%
	$5,453	$5,578

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

During the three months ended March 31, 2018 and 2017, the three consolidated joint ventures, before eliminating inter-company transactions, generated an income of $1.4 million and a loss of $12,000, respectively, of which a gain of $315,000 and a loss of $240,000, respectively, were allocated to noncontrolling interests, resulting in an income of $1.1 million and $228,000 respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.5 million and $5.6 million as of March 31, 2018 and December 31, 2017, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2018 and December 31, 2017, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.3 million and $4.3 million, respectively.

There were no impairment charges in the three months ended March 31, 2018. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net revenue	$7,356	$5,455
Gross profit	$35	$3,722
Operating loss	$(1,163)	$(837)
Net loss	$(1,430)	$(1,705)

Our portion of the entity loss including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were $334,000 and $933,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	66	—	—	66	—	66
Stock-based compensation	—	—	467	—	—	467	—	467
Net income	—	—	—	2,875	—	2,875	315	3,190
Other comprehensive income	—	—	—	—	2,439	2,439	260	2,699
Balance as of March 31, 2018	$3,532	$39	$232,212	$(51,962)	$5,846	$189,667	$5,072	$194,739

There were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2018 and 2017.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016 and 2017. During the three months ended March 31, 2018, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$21	$8
Selling, general and administrative	369	256
Research and development	77	48
Total stock-based compensation	467	312
Tax effect on stock-based compensation	—	—
Net effect on net income	$467	$312

As of March 31, 2018, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.5 million, net of estimated forfeitures of $175,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2018 and December 31, 2017 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2018. There were 60,000 options with a weighted-average grant date fair values of $2.76 per share granted in the three months ended March 31, 2017. The fair values of our stock options granted to employees for the three months ended March 31, 2018 and 2017 were estimated using the following weighted-average assumptions:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Expected term (in years)	—	5.9
Volatility	—%	46.71%
Expected dividend	—%	—%
Risk-free interest rate	—%	2.08%

The following table summarizes the stock option transactions during the three months ended March 31, 2018 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2018	2,666	$3.81	6.87	$13,149
Granted	—	—
Exercised	(22)	2.94		$97
Canceled and expired	—	—
Balance as of March 31, 2018	2,644	$3.81	6.66	$9,409
Options vested as of March 31, 2018 and unvested options expected to vest, net of forfeitures	2,616	$3.79	6.64	$9,352
Options exercisable as of March 31, 2018	1,694	$3.41	5.81	$6,523

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $7.25 on March 29, 2018, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2018 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2018	480	$7.13
Granted	4	$7.35
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2018	484	$7.13

As of March 31, 2018, the unamortized compensation costs related to unvested restricted stock awards was approximately $2.9 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income attributable to AXT, Inc.	$2,875	$665
Less: Preferred stock dividends	(44)	(44)
Net income available to common stockholders	$2,831	$621
Denominator:
Denominator for basic net income per share - weighted-average common shares	38,941	34,210
Effect of dilutive securities:
Common stock options	1,289	1,220
Restricted stock awards	134	194
Denominator for dilutive net income per common shares	40,364	35,624
Net income attributable to AXT, Inc. per common share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02

Options excluded from diluted net income per share as the impact is anti-dilutive	184	639
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	240	—

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2018	2017
Product Type:
Substrates	$19,364	$16,609
Raw Materials and Others	5,055	4,007
Total	$24,419	$20,616

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2018	2017
Geographical region:
China	$7,183	$4,422
Europe (primarily Germany)	6,393	5,598
Taiwan	5,049	3,318
Japan	2,455	3,140
North America (primarily the United States)	1,845	2,067
Asia Pacific (excluding China, Taiwan and Japan)	1,494	2,071
Total	$24,419	$20,616

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2018	2017
Long-lived assets by geographic region, net of depreciation:
North America	$1,237	$1,410
China	57,526	45,120
	$58,763	$46,530

Significant Customers

Two customers, Landmark and Osram Opto, each represented 12% of our revenue for the three months ended March 31, 2018 while one customer, Osram Opto, represented 11% of our revenue for the three months ended March 31, 2017.  Our top five customers, although not the same five customers for each period, represented 38% and 35% of our revenue for the three months ended March 31, 2018 and 2017, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 13% of our accounts receivable balance as of March 31, 2018, and the same customer accounted for 12% of our accounts receivable balance as of December 31, 2017.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning accrued product warranty	$133	$251
Accruals for warranties issued	59	33
Adjustments related to pre-existing warranties including expirations and changes in estimates	(46)	(105)
Cost of warranty repair	(29)	(46)
Ending accrued product warranty	$117	$133

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through April 2023. The majority of our lease obligations relate to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. The term of the original lease for this facility would have expired in 2017. According to the lease agreement, we had an option to extend the term of the lease for an additional three years. In May 2017, we exercised this option and the lease was extended for an additional three year term. All terms of this lease otherwise remain the same and the term of this lease will expire in 2020.

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

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$550	$226	$299	$25	$—
Royalty agreement	431	431	—	—	—
Total	$981	$657	$299	$25	$—

Land Purchase and Investment Agreement

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of 3-D sensing VCSELs (vertical cavity surface emitting lasers)), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement. However, the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2018, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a  foreign currency transaction exchange loss of $224,000 and a gain of $15,000 for the three months ended March 31, 2018 and 2017, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

Note 14. Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. Our deferred tax assets have been reduced to zero by a  valuation allowance.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2018 includes no interest and penalties. As of March 31, 2018, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through 2002 and 2013, respectively.

Provision for income taxes for the three months ended March 31, 2018 was mostly related to our wholly owned China subsidiaries and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2018 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

Note 15. Revenue

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our three consolidated subsidiaries sell certain raw materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than one year. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that is generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling fees billed to customers in a sales transaction are recorded in revenue and shipping and handling costs incurred are recorded in cost of revenue. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales.

We do not provide training, installation or commissioning services. We provide for future returns based on historical data, prior experience, current economic trends and changes in customer demand at the time revenue is recognized. We do not recognize any asset associated with the incremental cost of obtaining revenue generating customer contracts. As such, sales commissions are expensed as incurred, given that the expected period of benefit is less than one year.

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and its related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC 606, using the modified retrospective approach, had no significant impact to our accumulated deficit as of January 1, 2018 and no significant impact to the total net cash from or used in operating, investing, or financing activities within the condensed consolidated statements of cash flows.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have material contract assets as of March 31, 2018.

Contract liabilities primarily relate to advances or deposits received from our customers before revenue is recognized under the contract. Contract liabilities are recognized as revenue as, or when, we perform under the contract.  These amounts are recorded in “Accrued liabilities” on the condensed consolidated balance sheets.

	March 31,	December 31,
	2018	2017
Contract liabilities	$(1,061)	$(924)
Revenue recognized in the three months period ended from:
Amounts included in contract liabilities at the beginning of the period	$643	$563

Disaggregated Revenue

In general, revenue disaggregated by product types and geography (See Note 11) is aligned according to the nature and economic characteristics of our business and provides meaningful disaggregation of our results of operations. Since we operate in one segment, all financial segment and product line information can be found in the condensed consolidated financial statements.

Practical Expedients and Exemptions

As part of our adoption of ASC 606, we elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when we expect, at contract inception, that the period between our transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

In addition, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Note 16. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of the guidance. The guidance became effective in the first quarter of our fiscal year 2018. The new standard creates a single source of revenue guidance under accounting principles generally accepted in the United States, eliminating industry-specific guidance.

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

With regard to Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, we established a crossfunctional team to assess the potential impact of the new standard and reviewed current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We completed our evaluation of the potential impact on business processes, systems, controls and condensed consolidated financial statements of the new revenue standard and have concluded there are no significant changes to our condensed consolidated statement of operations. We adopted this standard on January 1, 2018 using the modified retrospective method. (See Note 15)

In January 2016, the FASB issued ASU 2016-01, which made changes to the accounting for financial instruments that primarily affect equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The standard amends financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income. This update became effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. We adopted this guidance effective January 1, 2018 and it did not have a significant impact on our condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, which reduces diversity in practice where the FASB was either unclear or did not provide specific guidance for classifying cash payments and receipts in the statement of cash flows for eight specific transactions. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires retrospective application with early application permitted. We adopted this guidance effective January 1, 2018 and it did not have a significant impact on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, which clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The guidance is effective for fiscal years beginning after December 15, 2017, including periods within those fiscal years and requires retrospective application with early application permitted. We adopted this guidance effective January 1, 2018 and it did not have a significant impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for fiscal years beginning after December 15, 2017, including periods within those fiscal years and requires retrospective application with early application permitted. We adopted this guidance effective January 1, 2018 and it did not have a significant impact on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The guidance provides clarity and reduces diversity in practice and cost and complexity when accounting for a change to the terms or conditions of a share-based payment award. The guidance is effective for fiscal years beginning after December 15, 2017. We adopted this guidance effective January 1, 2018 and it did not have a significant impact on our condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our estimated construction and relocation costs with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated financial statements included elsewhere in this report.

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

To mitigate our risks and maintain our production schedule, we are moving our gallium arsenide equipment in stages so that we will continue to produce our gallium arsenide products at our Beijing site and then subsequently transfer increasing volume to the new sites.  This approach will also minimize any disruption to our customers.  We intend to complete this relocation by the end of 2018 or the first half of 2019.  The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced from the new manufacturing line before placing volume purchase orders for such products.  We have made available to certain customers initial gallium arsenide qualification wafers produced from the new manufacturing line.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our three consolidated subsidiaries sell certain raw materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer's purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than one year.

Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that is generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer's dock, or removal from consignment inventory at the customer's location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We periodically review the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit-worthiness.

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2018 and December 31, 2017, our accounts receivable, net balance was $21.3 million and $22.8 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

The allowance for sales returns is also deducted from gross accounts receivable. As of March 31, 2018 and December 31, 2017, our allowance for sales returns was $157,000 and $169,000, respectively.

Product Warranty

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2018 and December 31, 2017, accrued product warranties totaled $117,000 and $133,000, respectively.

The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2018 and December 31, 2017, we had an inventory reserve of $13.7 million and $13.3 million, respectively, for excess and obsolete inventory and $322,000 and $291,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There were no impairment charges in the three months ended March 31, 2018. The three months ended March 31, 2017 include an impairment charge of $313,000 for one of the gallium companies.  Management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2018 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2018 and 2017.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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

See Note 14—“Income Taxes” in the notes to condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	March 31,		Increase
	2018	2017	(Decrease)	% Change
Product Type:	($ in thousands)
Substrates	$19,364	$16,609	$2,755	16.6%
Raw Materials and Others	5,055	4,007	1,048	26.2%
Total revenue	$24,419	$20,616	$3,803	18.4%

Revenue increased $3.8 million, or 18.4%, to $24.4 million for the three months ended March 31, 2018 from $20.6 million for the three months ended March 31, 2017.  The revenue increase for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily the result of a higher demand for our InP and Ge substrates, each of these wafer substrate products had over a 25% increase in sales in 2018 as compared to the same period in 2017, and stronger raw material sales performance from our consolidated subsidiaries. In general, the increase in our raw material sales and substrate sales resulted from a higher number of overall units sold while average selling prices remained either flat or, in some cases, were down slightly. Our InP substrates revenue increased in the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to increased demand for the passive optical network (PON) market while our Ge substrate revenue increased primarily due to more planned satellite launches in 2018.

Revenue by Geographic Region

			2017 to 2018
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
China	$7,183	$4,422	$2,761	62.4%
% of total revenue	29%	22%
Europe (primarily Germany)	6,393	5,598	795	14.2%
% of total revenue	26%	27%
Taiwan	5,049	3,318	1,731	52.2%
% of total revenue	21%	16%
Japan	2,455	3,140	(685)	(21.8)%
% of total revenue	10%	15%
North America (primarily the United States)	1,845	2,067	(222)	(10.7)%
% of total revenue	8%	10%
Asia Pacific (excluding China, Taiwan and Japan)	1,494	2,071	(577)	(27.9)%
% of total revenue	6%	10%
Total revenue	$24,419	$20,616	$3,803	18.4%

Revenue from customers in China increased by 62.4% in the three months ended March 31, 2018, primarily due to an increase of $0.8 million, or 42%, from raw materials sales and an increase of $1.9 million, or 78%, from wafer substrate sales. Sales of each of our three wafer substrate products in China grew by over 60% in the three months ended March 31, 2018 as compared to the same period in 2017. The growth of Ge substrate sales that we experienced in 2016 and 2017 continued into 2018 as the satellite solar cell market remained strong in the three months ended March 31, 2018. Revenue from customers in Taiwan increased by 52.2%, primarily due to strong demand for GaAs substrates used in wireless and LED applications and InP substrates used in silicon photonics, specifically in the PON market.  Revenue from Japan and the other Asian Pacific countries, in aggregate, decreased by $1.3 million due to a decrease in our wafer substrate sales, which was partially offset by a stronger raw material sales performance of our consolidated subsidiaries.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Gross profit	$9,573	$6,288	$3,285	52.2%
Gross Margin %	39.2%	30.5%

Gross profit increased $3.3 million, or 52.2%, to $9.6 million for the three months ended March 31, 2018 from $6.3 million for the three months ended March 31, 2017. Gross margin increased primarily due to favorable product mix, higher production volume and overall improvements in yield and manufacturing efficiencies for the three months ended March 31, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,222	$3,793	$429	11.3%
% of total revenue	17.3%	18.4%

Selling, general and administrative expenses increased $0.4 million, or 11.3%, to $4.2 million for the three months ended March 31, 2018 from $3.8 million for the three months ended March 31, 2017. The higher selling, general and administrative expenses were primarily from higher professional service fees, facility maintenance fees and personnel-related costs which were partially offset by the absence of expenses incurred as a result of the business interruption caused by an electrical fire in our Beijing facility on the evening of March 15, 2017.

Research and Development

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Research and development	$1,420	$1,124	$296	26.3%
% of total revenue	5.8%	5.5%

Research and development expenses increased $0.3 million, or 26.3% to $1.4 million for the three months ended March 31, 2018 from $1.1 million for the three months ended March 31, 2017. The increase in research and development expenses for the three months ended March 31, 2018 was primarily due to the higher personnel-related costs and increase use of raw materials for product development programs.

Interest Income, Net

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Interest income, net	$142	$98	$44	44.9%
% of total revenue	0.6%	0.5%

Interest income, net increased for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to higher returns from our mix of investment securities held due to the increased cash balance as a result of the public offering in March 2017 and higher market interest rates.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Equity in loss of unconsolidated joint ventures	$(334)	$(933)	$(599)	(64.2)%
% of total revenue	(1.4)%	(4.5)%

Equity in loss of unconsolidated joint ventures is the aggregate net loss from our seven minority-owned joint ventures that are not consolidated. Equity in loss of unconsolidated joint ventures decreased $599,000 to a loss of $334,000 for the three months ended March 31, 2018 from a loss of $933,000 for the three months ended March 31, 2017 as a result of the absence of a $313,000 impairment charge for one of the gallium companies in the three months ended March 31, 2017 and better performance of our unconsolidated joint ventures in the three months ended in March 31, 2018 as compared to the same period of 2017. There were no impairment charges in the three months ended March 31, 2018.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Other (expense) income, net	$(215)	$48	$(263)	(547.9)%
% of total revenue	(0.9)%	0.2%

Other (expense) income, net decreased $263,000 to a loss of $215,000 for the three months ended March 31, 2018 from income of $48,000 for the three months ended March 31, 2017. Other (expense) income, net decreased primarily due to an absence of the realized gain recognized from sales of GHI stock in the three ended March 31, 2018. During the three months ended March 31, 2017, we sold the remainder of our GHI stock. As of March 31, 2018, we no longer hold any GHI stock.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$334	$159	$175	110.1%
% of total revenue	1.4%	0.8%

Provision for income taxes for the three months ended March 31, 2018 was $334,000, which was mostly related to our China subsidiaries and our three consolidated joint venture companies in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S. which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $22 million in 2017, $68 million in 2016 and $66 million in 2015.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended
	March 31,		(Increase)
	2018	2017	Decrease	% Change
	($ in thousands)
Net (income) loss attributable to noncontrolling interests	$(315)	$240	$(555)	(231.3)%
% of total revenue	(1.3)%	1.2%

The increase in noncontrolling interests’ share of income for the three months ended March 31, 2018 as compared to the same period in 2017 was due to higher profitability from two of our three consolidated subsidiaries in China which was partially offset with lower profitability from our other consolidated subsidiary in China.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds.

As of March 31, 2018, our principal source of liquidity was $66.9 million, which consisted of cash and cash equivalents of $39.2 million, short-term investments of $15.2 million and long-term investments of $12.5 million. In the three months ended March 31, 2018, cash and cash equivalents decreased by $5.2 million and short-term and long-term investments decreased by $4.9 million. The decrease in cash and cash equivalents of $5.2 million in the three months ended March 31, 2018 was primarily due to net cash used in investing activities of $7.1 million, partially offset by net cash provided by operating activities of $1.6 million and net cash provided by financing activities of $66,000. As of March 31, 2018, we and our consolidated joint ventures held approximately $16.7 million in cash and investments in foreign bank accounts. This consists of $9.6 million held by our wholly owned subsidiaries in China and $7.1 million held by our three partially-owned consolidated subsidiaries in China.

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

Net cash provided by operating activities of $1.6 million for the three months ended March 31, 2018 was primarily comprised of a net income of $3.2 million, adjusted for non-cash items of depreciation and amortization of $1.1 million, loss on equity method investments of $0.3 million, stock-based compensation of $0.5 million, which were partially offset by a net change of $3.5 million in operating assets and liabilities.

Net cash provided by operating activities of $1.1 million for the three months ended March 31, 2017 was primarily comprised of a net income of $0.4 million, adjusted for non-cash items of depreciation and amortization of $1.1 million, loss on equity method investments of $0.6 million, impairment charge on equity investee of $0.3 million and stock-based compensation of $0.3 million, which were partially offset by a net change of $1.7 million in operating assets and liabilities.

Net cash used in investing activities of $7.1 million for the three months ended March 31, 2018 was primarily from the purchase of marketable investment securities totaling $9.9 million and the purchase of property, plant and equipment of $11.8 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $14.7 million.

Net cash used in investing activities of $13.0 million for the three months ended March 31, 2017 was primarily from the purchase of marketable investment securities totaling $21.7 million and the purchase of property, plant and equipment of $0.3 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $9.0 million.

Net cash provided by financing activities was $66,000 for the three months ended March 31, 2018, which consisted of net proceeds of $66,000 on the issuance of common stock pursuant to stock option exercises.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During three months ended March 31, 2018, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We are required to relocate our gallium arsenide production line.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line as well as our germanium production line.  We will consider relocating our indium phosphide production subsequently.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing site in the city of Dingxing, China.  The Dingxing site is approximately 18.75 acres and currently has three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.   We believe that 3D-sensing VCELs will require additional gallium arsenide capacity and we are developing plans to construct a fourth building at this site.  In addition, we have acquired a second new site in city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, which will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide ingot growth.  We do not yet have comprehensive construction bids for further modifications to the existing buildings, the construction of new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which includes the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be higher than our current estimates.

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

Cash from operations could be affected by various risks and uncertainties, including, but not limited to those set forth below under Item 1A “Risk Factors”.

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

Outstanding contractual obligations as of March 31, 2018 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$550	$226	$299	$25	$—
Royalty agreement	431	431	—	—	—
Total	$981	$657	$299	$25	$—

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

Land Purchase and Investment Agreement

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of 3-D sensing VCSELs), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement. However the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2016 and 2015, we recorded a foreign exchange gain of $232,000 and $717,000, respectively, during 2017 we recorded a  net foreign exchange loss of $602,000, included as part of other (expense) income, net in our consolidated statements of operation. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of March 31, 2018 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2018	Rate	Income	Income	Income
Cash and cash equivalents	$39,189	0.14%	$55	$50	$61
Investments in marketable debt	27,706	2.25%	623	561	685
			$678	$611	$746

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 13% of our accounts receivable balance as of March 31, 2018, and the same customer accounted for 12% of our accounts receivable balance as of December 31, 2017.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2018 and December 31, 2017, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $5.5 million and $5.6 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.3 million and $4.3 million, respectively. In aggregate, as of March 31, 2018 and December 31, 2017, the total of our direct and indirect investments in the seven companies under the equity method totaled $9.7 million and $9.8 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined under Securities Exchange Act Rules 13a-15(e) and 15d-15(e) were effective at the reasonable assurance level to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made in the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Further, we do not control the prices at which our subsidiaries and other joint venture companies sell their raw material products to third parties and we do not control their production process. However, because we consolidate the results of three of these companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules. In this regard, in the first quarter of 2018 our consolidated raw gallium company incurred a $295,000 charge. In such events, our gross margin is adversely impacted.

Underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood,  other natural disasters or calamities or government-ordered mandatory factory shutdowns.  Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution.  Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2015, our revenue dropped to $18.1 million and our gross margin was only 17.1%.

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

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line to the city of Dingxing, which is approximately a 90 minute drive south of our current Beijing facility.  In addition, we have acquired a second site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for poly synthesis as well as ingot growth.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  Given the fluidity and ever-increasing review of environmental and regulatory ordinances in China, there can be no assurance that these matters will be completed smoothly or at all.

The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  We expect that our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.  For example, product qualification of our low EPD wafer substrates for 3-D sensing applications will be required by some customers and a failure to satisfy all of the qualification standards could result in no orders for this opportunity.

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

We do not yet have comprehensive construction bids for further modifications to the existing buildings, or the construction of new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which include the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be higher than our current estimates, particularly as we are now contemplating a larger facility that will enable us to rapidly add furnaces and other necessary production equipment to serve the anticipated demand for 3-D sensing VCSELs and other high-end applications.

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event.  These restrictions included a shutdown of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area or required mandatory factory shutdowns. For example,  in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31 due to severe air pollution. If the government applies similar restrictions to us or requires mandatory factory shutdowns in the future, then such restrictions or shutdowns could have an adverse impact on our results of operations and our financial condition.  Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

We have invested in 10 subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 20% to 83%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions of our joint venture operations could result, having a material adverse effect on the financial condition and results of operation of our joint venture companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in reduced gross margin.

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

We have made direct investments or investments through our subsidiaries in 10 raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 and continued through 2017 has weaken some of these companies and their losses have negatively impacted our financial results.

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

We might invest in additional joint venture companies in order to remain competitive in our marketplace and ensure a supply of critical raw materials. However, we may not be able to identify additional complementary joint venture opportunities or, even once opportunities are identified, we may not be able to reach agreement on the terms of the business venture with the other investment partners. New joint ventures could require cash investments or cause us to incur additional liabilities or other expenses, any of which could adversely affect our financial condition and operating results.

The financial condition of our customers may affect their ability to pay amounts owed to us.

Some of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We have had some customers file for bankruptcy. If our customers do not pay amounts owed to us then we will incur charges that would reduce our earnings.

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

We must manage our inventory of raw materials, work in process and finished goods effectively to meet changing customer requirements, while keeping inventory costs down and improving gross margins. Although we seek to maintain sufficient inventory levels of certain materials to guard against interruptions in supply and to meet our near term needs, we may experience shortages of certain key materials. Some of our products and supplies have in the past and may in the future become obsolete while in inventory due to changing customer specifications, or become excess inventory due to decreased demand for our products and an inability to sell the inventory within a foreseeable period. This would result in charges that reduce our gross profit and gross margin. Furthermore, if market prices drop below the prices at which we value inventory, we would need to take a charge for a reduction in inventory values in accordance with the lower of cost or net realizable value valuation rule. We have in the past had to take inventory valuation and impairment charges. Any future unexpected changes in demand or increases in costs of production that cause us to take additional charges for un-saleable, obsolete or excess inventory, or to reduce inventory values, would adversely affect our results of operations.

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

Global economic and political conditions, including possible trade tariffs and restrictions, may have an impact on our business and financial condition in ways that we currently cannot predict.

Recent threats of trade tariffs and restrictions between China and the United States may, in our view, create an unstable environment.  Currently, we have not identified any direct impact on our business, but there could be a negative impact on our operations and financial performance if tariffs are imposed on our products.

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

II           Risks Related to International Aspects of Our Business

The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns.

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and we were unable to achieve the revenue range in our guidance provided at our fourth quarter earnings announcement on February 21, 2018.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then these shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to mandatory factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are operational, we remain subject to potential mandatory factory shutdowns.   Each of our ten raw material supply chain companies could also be impacted by environmental related orders from the central government.

Recent threats of trade tariffs could expand and impact our business.

Recent threats of trade tariffs and restrictions between China and the United States may, in our view, create an unstable environment.  Currently, we have not identified any direct impact on our business, but there could be a negative impact on our operations and financial performance if tariffs are imposed on our products.

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

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronics products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that materially impact our income statement.  For example, in 2017 we incurred a loss of $602,000 and in the three months ended March 31, 2018 we incurred a loss of $224,000.  In 2016 we incurred a gain of $232,000.

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

Uncertainty regarding the United States’ foreign policy under the current administration could disrupt our business.

We manufacture our substrates in China and, in 2017, approximately 91% of our sales were to customers located outside of the United States.  Further, we have partial ownership of 10 companies in China as part of our supply chain.  The United States’ current foreign policy could create uncertainty and caution in the international business community, resulting in possible disruptions in manufacturing, import/export, trade tariffs, sales, investments or other business activity.  Such disruptions could have an adverse impact on our financial performance.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. In days of severe air pollution the government has ordered manufacturing companies to stop all production.  For example, in the fourth quarter of 2017 many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days due to severe air pollution.  Our shipments were delayed and we were unable to achieve the revenue range in our guidance provided at our fourth quarter earnings announcement on February 21, 2018.  We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our operating results.

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide wafer production line to the city of Dingxing, which is about 90 minutes south of our current facility.  In addition, we have acquired a site in Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang, which will initially be used for the synthesis of raw gallium and raw arsenic. We also intend to use the Kazuo site for ingot growth. Additional environmental permits, regulatory approvals and zoning conformance applications are in process for both sites.  In light of the increased focus in China on the use of hazardous materials and environmental issues there can be no assurance that these matters will be completed smoothly or at all.

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

V           Risks Related to Compliance, Environmental Regulations and Other Legal Matters

If we fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and we were unable to achieve the revenue range in our guidance provided at our fourth quarter earnings announcement on February 21, 2018.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then the shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are operational, we remain subject to potential factory shutdowns.   Each of our ten raw material supply chain companies could also be impacted by environmental related orders from the central government.

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

AXT, INC.

Dated: May 4, 2018	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)