Form 10-Q
period 2018-06-30
AXT INC
filed 2018-08-07
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Common Stock, $0.001 par value	39,510,924

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$29,698	$44,352
Short-term investments	18,802	20,032
Accounts receivable, net of allowances of $358 and $527 as of June 30, 2018 and December 31, 2017	22,516	22,778
Inventories	57,038	45,840
Prepaid expenses and other current assets	9,416	7,519
Total current assets	137,470	140,521
Long-term investments	5,714	12,576
Property, plant and equipment, net	65,174	46,530
Other assets	11,323	11,573
Total assets	$219,681	$211,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,059	$11,445
Accrued liabilities	11,793	11,149
Total current liabilities	25,852	22,594
Other long-term liabilities	296	289
Total liabilities	26,148	22,883
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2018 and December 31, 2017 (Liquidation preference of $6,904 and $6,819 as of June 30, 2018 and December 31, 2017)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 39,511 and 39,413 shares issued and outstanding as of June 30, 2018 and December 31, 2017	39	39
Additional paid-in capital	232,984	231,679
Accumulated deficit	(48,061)	(54,837)
Accumulated other comprehensive income	1,172	3,407
Total AXT, Inc. stockholders’ equity	189,666	183,820
Noncontrolling interests	3,867	4,497
Total stockholders’ equity	193,533	188,317
Total liabilities and stockholders’ equity	$219,681	$211,200

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$27,120	$23,557	$51,539	$44,173
Cost of revenue	16,110	16,301	30,956	30,629
Gross profit	11,010	7,256	20,583	13,544
Operating expenses:
Selling, general and administrative	4,987	3,942	9,209	7,735
Research and development	1,500	1,019	2,920	2,143
Total operating expenses	6,487	4,961	12,129	9,878
Income from operations	4,523	2,295	8,454	3,666
Interest income, net	139	114	281	212
Equity in earnings (loss) of unconsolidated joint ventures	307	(188)	(27)	(1,121)
Other expense, net	(51)	(102)	(266)	(54)
Income before provision for income taxes	4,918	2,119	8,442	2,703
Provision for income taxes	367	321	701	480
Net income	4,551	1,798	7,741	2,223
Less: Net (income) loss attributable to noncontrolling interests	(650)	132	(965)	372
Net income attributable to AXT, Inc.	$3,901	$1,930	$6,776	$2,595
Net income attributable to AXT, Inc. per common share:
Basic	$0.10	$0.05	$0.17	$0.07
Diluted	$0.10	$0.05	$0.17	$0.07
Weighted-average number of common shares outstanding:
Basic	39,001	38,306	38,970	36,238
Diluted	40,216	39,706	40,289	37,645

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$4,551	$1,798	$7,741	$2,223
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation (loss) gain, net of tax	(5,018)	847	(2,202)	1,322
Change in unrealized gain (loss) on available-for-sale investments, net of tax	40	(2)	(77)	(125)
Total other comprehensive (loss) income, net of tax	(4,978)	845	(2,279)	1,197
Comprehensive (loss) income	(427)	2,643	5,462	3,420
Less: Comprehensive (income) loss attributable to noncontrolling interests	(346)	30	(921)	215
Comprehensive (loss) income attributable to AXT, Inc.	$(773)	$2,673	$4,541	$3,635

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018		2017
Cash flows from operating activities:
Net income	$7,741		$2,223
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,207		2,250
Amortization of marketable securities premium	81		75
Impairment charge on equity investee	—		313
Stock-based compensation	931		622
Realized gain on sale of available-for-sale securities	—		(77)
Gain on disposal of equipment	(13)		(1)
Loss from equity method investments, net	27		808
Changes in operating assets and liabilities:
Accounts receivable	61		(3,683)
Inventories	(11,923)		(119)
Prepaid expenses and other current assets	(2,075)		(264)
Other assets	59		(28)
Accounts payable	2,833		1,368
Accrued liabilities	(414)	*	21	*
Other long-term liabilities, including royalties	24		(302)
Net cash (used in) provided by operating activities	(461)		3,206
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,920)		(1,831)
Proceeds from sale of equipment	11		—
Purchases of available-for-sale securities	(9,936)		(23,763)
Proceeds from sales and maturities of available-for-sale securities	17,870		10,170
Repayment of related party notes receivable	—		53
Net cash used in investing activities	(13,975)		(15,371)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	178		32,746
Considerations paid in cash to repurchase subsidiary shares from noncontrolling interests	(163)		—
Dividends paid by joint ventures to their minority shareholders	—		(465)
Net cash provided by financing activities	15		32,281
Effect of exchange rate changes on cash and cash equivalents	(233)		215
Net increase (decrease) in cash and cash equivalents	(14,654)		20,331
Cash and cash equivalents at the beginning of the period	44,352		36,152
Cash and cash equivalents at the end of the period	$29,698		$56,483
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$1,192		—
Reduction of noncontrolling interests in excess of total consideration paid and payable in connection with the repurchase of subsidiaries shares from noncontrolling interests	$196		—

* Dividend accrued but not paid by one of our consolidated subsidiaries of $524 and $512 was included in accrued liabilities as of June 30, 2018 and 2017, respectively.

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our consolidated subsidiaries for all periods presented.

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

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 filed with the SEC on May 4, 2018.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of June 30, 2018 and December 31, 2017, our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$29,698	$—	$—	$29,698	$43,610	$—	$—	$43,610
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	742	—	—	742
Total cash and cash equivalents	29,698	—	—	29,698	44,352	—	—	44,352
Investments (available-for-sale):
Certificates of deposit [2]	6,189	—	(43)	6,146	7,099	—	(24)	7,075
Corporate bonds	18,497	—	(127)	18,370	25,602	—	(69)	25,533
Total investments	24,686	—	(170)	24,516	32,701	—	(93)	32,608
Total cash, cash equivalents and investments	$54,384	$—	$(170)	$54,214	$77,053	$—	$(93)	$76,960
Contractual maturities on investments:
Due within 1 year [3]	$18,912			$18,802	$20,056			$20,032
Due after 1 through 5 years [4]	5,774			5,714	12,645			12,576
	$24,686			$24,516	$32,701			$32,608

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

We previously held corporate equity securities consisting of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. During the three months ended March 31, 2017, we sold the remainder of our GHI stock; therefore, there were no GHI transactions in the three months ended June 30, 2017. During the six months ended June 30, 2017, our cash proceeds from sales of GHI stock were $125,000. Our cost was $48,000 and our gross realized gain from sales of GHI stock was $77,000. There were no GHI transactions in the three and six months ended June 30, 2018.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2018 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on June 30, 2018. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2018 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$4,931	$(39)	$1,196	$(4)	$6,127	$(43)
Corporate bonds	11,133	(82)	7,237	(45)	18,370	(127)
Total in loss position	$16,064	$(121)	$8,433	$(49)	$24,497	$(170)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $9.7 million and $9.8 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, there were seven companies accounted for under the equity method. There were no impairment charges in the three and six months ended June 30, 2018. There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we had written the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2018, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2018. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2018 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$6,146	$—	$6,146	$—
Corporate bonds	18,370	—	18,370	—
Total	$24,516	$—	$24,516	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). There were no impairment charges in the three and six months ended June 30, 2018. There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we had written the investment down to zero.  Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and six months ended June 30, 2018 and 2017.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2018	2017
Inventories:
Raw materials	$29,379	$23,554
Work in process	25,281	20,135
Finished goods	2,378	2,151
	$57,038	$45,840

As of June 30, 2018 and December 31, 2017, carrying values of inventories were net of inventory reserves of $13.7 million and $13.3 million, respectively, for excess and obsolete inventory and $26,000 and $291,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2018	2017
Property, plant and equipment:
Machinery and equipment, at cost	$47,536	$44,549
Less: accumulated depreciation and amortization	(41,419)	(40,845)
Building, at cost	32,058	32,461
Less: accumulated depreciation and amortization	(11,908)	(11,501)
Leasehold improvements, at cost	5,488	5,539
Less: accumulated depreciation and amortization	(4,447)	(4,288)
Construction in progress	37,866	20,615
	$65,174	$46,530

As of June 30, 2018, the balance of construction in progress was $37.9 million of which $26.8 million was related to our buildings in our new Dingxing and Chaoyang locations, $4.1 million was for manufacturing equipment purchases and $7.0 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2017, the balance of construction in progress was $20.6 million, of which, $14.8 million was for our buildings in our new Dingxing location, $3.6 million was for manufacturing equipment purchases not yet placed in service, and $2.2 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2018	2017
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,580	3,205
Payable in connection with purchase of subsidiary shares from noncontrolling interests	1,192	—
Advances from customers	927	924
Dividends payable by consolidated joint ventures	524	533
Accrued professional services	409	570
Accrued income taxes	341	270
Current portion of royalty payments	288	575
Other personnel related costs	221	230
Accrued product warranty	178	133
Other tax payable	85	395
Accrual for sales refund liabilities	82	—
Other accrued liabilities	2,065	1,413
	$11,793	$11,149

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of June 30, 2018 and December 31, 2017, we included $1.1 million and $1.2 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. The general manager of JiYa has a family member who has a 10% ownership position in this equity investment entity. As of June 30, 2018 and December 31, 2017, amounts payable of $2.0 million and $2.1 million were included in “Accounts payable” in our condensed consolidated balance sheets, respectively.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of June 30, 2018 and December 31, 2017, amounts receivable of $328,000 and $334,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales made on credit to the customer and, as of June 30, 2018, the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2018 and 2017, JinMei has recorded $1,000 and $0 income from agency sales, respectively. For each of the six months ended June 30, 2018 and 2017, JinMei has recorded $1,000 income from agency sales which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of June 30, 2018 and December 31, 2017, amounts payable of $295,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of June 30, 2018 and December 31, 2017, amounts payable of $123,000 and $370,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of June 30, 2018 and December 31, 2017, amounts payable of $238,000 and $219,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due in three installments between December 2021 and December 2023.  JinMei is in the process of relocating its headquarters and manufacturing operations to an alternative location. Currently, JinMei has identified a site as a possible candidate and the estimated costs for the land use rights acquisition and facility construction are expected to be in the range of $2 million to $4 million.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $318,000 to the same executive employee. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. As of June 30, 2018 and December 31, 2017, the balances, including both principal and accrued interest, were $308,000 and $307,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended June 30, 2018 and 2017, BoYu has recorded $530,000 and $51,000, respectively, in revenue from this customer. For the six months ended June 30, 2018 and 2017, BoYu has recorded $1.3 million and $388,000, respectively, in revenue from this customer. As of June 30, 2018 and December 31, 2017, amounts receivable of $550,000 and $635,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2018	2017	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	95%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,515	$1,473	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	2,955	3,190	Equity	25%
Emeishan JiaMei High Purity Metals Co., Ltd.	903	915	Equity	25%
	$5,373	$5,578

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

Our ownership of JinMei is 95%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners for $1.4 million. The $1.4 million is scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. The second installment of $1.2 million is scheduled to be paid after the completion of the relocation of JinMei’s headquarters and manufacturing operations and was included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. We continue to consolidate JinMei as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the board.

Our ownership of BoYu is 63%. On November 2, 2017, BoYu raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. As a result, our ownership of BoYu was diluted from 70% to 63%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board and, accordingly, no gain was recognized as a result of this equity transaction. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, ordinary course of business capital expenditures and sales of finished products, are made by local management with regular guidance and input from us.

During the three months ended June 30, 2018 and 2017, the three consolidated joint ventures, before eliminating inter-company transactions, generated income of $2.1 million and $208,000, respectively, of which a gain of $650,000 and a loss of $132,000, respectively, were allocated to noncontrolling interests, resulting in an income of $1.5 million and $340,000 respectively, to our net income.  During the six months ended June 30, 2018 and 2017, the three consolidated joint ventures generated income of $3.5 million and $196,000, respectively, of which a gain of $965,000 and a loss of $372,000 respectively, were allocated to noncontrolling interests, resulting in an income of $2.5 million and an income of $568,000, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.4 million and $5.6 million as of June 30, 2018 and December 31, 2017, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of June 30, 2018 and December 31, 2017, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.3 million and $4.3 million, respectively.

There were no impairment charges in the three and six months ended June 30, 2018. There were no impairment charges in the three months ended June 30, 2017. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue	$8,993	$5,908	$16,349	$11,363
Gross profit	$1,702	$4,277	$1,737	$7,999
Operating income (loss)	$1,871	$(794)	$708	$(1,631)
Net income (loss)	$694	$(818)	$(737)	$(2,523)

Our portion, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method was income of $307,000 and a loss of $188,000 for the three months ended June 30, 2018 and 2017, respectively.  Our portion, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $27,000 and a loss of $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	178	—	—	178	—	178
Purchase of subsidiary shares from noncontrolling interest			196			196	(1,551)	(1,355)
Stock-based compensation	—	—	931	—	—	931	—	931
Net income	—	—	—	6,776	—	6,776	965	7,741
Other comprehensive loss	—	—	—	—	(2,235)	(2,235)	(44)	(2,279)
Balance as of June 30, 2018	$3,532	$39	$232,984	$(48,061)	$1,172	$189,666	$3,867	$193,533

There were no reclassification adjustments from accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016 and 2017. During the three and six months ended June 30, 2018, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$21	$7	$42	$15
Selling, general and administrative	368	252	737	508
Research and development	75	51	152	99
Total stock-based compensation	464	310	931	622
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$464	$310	$931	$622

As of June 30, 2018, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.3 million, net of estimated forfeitures of $158,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2018 and December 31, 2017 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2018. There were no options granted in the three months ended June 30, 2017. There were 60,000 options with a weighted-average grant date fair values of $2.76 per share granted in the six months ended June 30, 2017. The fair values of our stock options granted to employees for six months ended June 30, 2018 and 2017 were estimated using the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Expected term (in years)	—	5.9
Volatility	—%	46.71%
Expected dividend	—%	—%
Risk-free interest rate	—%	2.08%

The following table summarizes the stock option transactions during the three months ended June 30, 2018 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2018	2,666	$3.81	6.87	$13,149
Granted	—	—
Exercised	(66)	2.68
Canceled and expired	(2)	5.21
Balance as of June 30, 2018	2,598	$3.83	6.44	$8,715
Options vested as of June 30, 2018 and unvested options expected to vest, net of forfeitures	2,576	$3.81	6.42	$8,678
Options exercisable as of June 30, 2018	1,771	$3.42	5.71	$6,452

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $7.05 on June 30, 2018, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2018 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2018	480	$7.13
Granted	35	$7.49
Vested	(49)	$6.19
Forfeited	(3)	$9.50
Non-vested as of June 30, 2018	463	$7.24

As of June 30, 2018, the unamortized compensation costs related to unvested restricted stock awards was approximately $2.8 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to AXT, Inc.	$3,901	$1,930	$6,776	$2,595
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income available to common stockholders	$3,857	$1,886	$6,688	$2,507
Denominator:
Denominator for basic net income per share - weighted-average common shares	39,001	38,306	38,970	36,238
Effect of dilutive securities:
Common stock options	1,094	1,212	1,191	1,216
Restricted stock awards	121	188	128	191
Denominator for dilutive net income per common shares	40,216	39,706	40,289	37,645
Net income attributable to AXT, Inc. per common share:
Basic	$0.10	$0.05	$0.17	$0.07
Diluted	$0.10	$0.05	$0.17	$0.07

Options excluded from diluted net income per share as the impact is anti-dilutive	228	622	186	617
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	249	—	240	5

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2018 and December 31, 2017, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Product Type:
Substrates	$21,603	$19,109	$40,967	$35,718
Raw Materials and Others	5,517	4,448	10,572	8,455
Total	$27,120	$23,557	$51,539	$44,173

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Geographical region:
China	$8,820	$6,324	$16,003	$10,746
Europe (primarily Germany)	6,685	5,848	13,078	11,446
Taiwan	4,280	4,195	9,329	7,513
Asia Pacific (excluding China, Taiwan and Japan)	2,571	2,645	4,065	4,716
Japan	2,524	2,862	4,979	6,002
North America (primarily the United States)	2,240	1,683	4,085	3,750
Total	$27,120	$23,557	$51,539	$44,173

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2018	2017
Long-lived assets by geographic region, net of depreciation:
North America	$853	$1,410
China	64,321	45,120
	$65,174	$46,530

Significant Customers

No customer represented more than 10% of our revenue for the three months ended June 30, 2018 while two customers, Osram Opto and Landmark, represented 12% and 11% respectively, of our revenue for the three months ended June 30, 2017.  Our top five customers, although not the same five customers for each period, represented 33% and 37% of our revenue for the three months ended June 30, 2018 and 2017, respectively.

Two customers, Osram Opto and Landmark, represented 11% and 10%, respectively, of our revenue for the six months ended June 30, 2018 while two customers, Osram Opto and Landmark, represented 11% and 10%, respectively, of our revenue for the six months ended June 30, 2017. Our top five customers, although not the same five customers for each period, represented 35% and 36% of our revenue for the six months ended June 30, 2018 and 2017, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 11% of our accounts receivable balance as of June 30, 2018, and the same customer accounted for 12% of our accounts receivable balance as of December 31, 2017.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning accrued product warranty	$117	$133	$133	$251
Accruals for warranties issued	74	37	133	70
Adjustments related to pre-existing warranties including expirations and changes in estimates	23	(27)	(23)	(132)
Cost of warranty repair	(36)	(13)	(65)	(59)
Ending accrued product warranty	$178	$130	$178	$130

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

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$493	$217	$252	$24	$—
Royalty agreement	288	288	—	—	—
Total	$781	$505	$252	$24	$—

Land Purchase and Investment Agreement

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment

(including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of 3-D sensing VCSELs (vertical cavity surface emitting lasers)), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement. However, the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital. In addition, BoYu has a similar agreement with the city of Kazuo. The total investment targeted by BoYu in Kazuo is approximately $8 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2018, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a  foreign currency transaction exchange loss of $116,000 and $90,000 for the three months ended June 30, 2018 and 2017, respectively. We incurred a foreign currency transaction exchange loss of $340,000 and a loss of $75,000 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2018 includes no interest and penalties. As of June 30, 2018, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through 2002 and 2013, respectively.

Provision for income taxes for the three and six months ended June 30, 2018 was mostly related to our wholly owned China subsidiaries and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and six months ended June 30, 2018 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

On December 22, 2017, the Tax Cuts & Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA is effective for us beginning January 1, 2018. We have included an estimate of the current GILTI impact in our June 30, 2018 tax provision. We are not subject to BEAT provision.

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

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and its related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC 606, using the modified retrospective approach, had no significant impact to our accumulated deficit as of January 1, 2018 and no significant impact to the total net cash from or used in operating, investing, or financing activities within the condensed consolidated statements of cash flows. In connection with this adoption on January 1, 2018, we reclassified our refund liabilities relating to sales with a right of return in the amount of $169,000 to present it separately from “Accounts receivables” and included it in “Accrued liabilities” on the condensed consolidated balance sheets.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2018.

Contract liabilities primarily relate to advances or deposits received from our customers before revenue is recognized under the contract. Contract liabilities are recognized as revenue as, or when, we perform under the contract.  These amounts are recorded in “Accrued liabilities” on the condensed consolidated balance sheets.

	June 30,	March 31	December 31,
	2018	2018	2017
Contract liabilities	$(927)	$(1,061)	$(924)
Revenue recognized in the six and three months period ended as of June 30, 2018 from:
Amounts included in contract liabilities at the beginning of the period	$600	$382	Not Applicable

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

Note 16. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance related to revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. In August 2015, the FASB issued an amendment to defer the effective date of the guidance. The guidance became effective in the first quarter of our fiscal year 2018. The new standard creates a single source of revenue guidance under accounting principles generally accepted in the United States, eliminating industry-specific guidance.

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

With regard to Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, we established a crossfunctional team to assess the potential impact of the new standard and reviewed current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts and identifying appropriate changes to the business processes, systems and controls to support revenue recognition and disclosure requirements under the new standard. We completed our evaluation of the potential impact on business processes, systems, controls and condensed consolidated financial statements of the new revenue standard and have concluded there are no significant changes to our condensed consolidated statement of operations. In connection with this adoption on January 1, 2018, we reclassified our refund liabilities relating to sales with a right of return in the amount of $169,000 to present it separately from “Accounts receivables” and included it in “Accrued liabilities” on the condensed consolidated balance sheets. We adopted this standard on January 1, 2018 using the modified retrospective method (See Note 15).

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

Our raw materials include both raw gallium and purified gallium.  We use purified gallium in producing our GaAs substrates and sell both raw gallium and purified gallium in the open market to other companies for use in magnetic materials, high temperature thermometers, single crystal ingots including gallium arsenide, gallium nitride, gallium antimonide, gallium phosphide, and other materials and alloys.  We also produce pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE (Molecular Beam Epitaxy) reactors.  We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies. Our substrate product group generated 80%, 81% and 75% of our revenue and our raw materials product group generated 20%, 19% and 25% for 2017, 2016 and 2015, respectively.

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

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of 10 companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 95% to 20%. We have board representation in all 10 of these companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2018 and December 31, 2017, our accounts receivable, net balance was $22.5 million and $22.8 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption of the new revenue recognition guidance we reclassified our sales returns reserve to accrued liabilities. As of June 30, 2018 and December 31, 2017, the balance was $82,000 and $169,000, respectively.

Product Warranty

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2018 and December 31, 2017, accrued product warranties totaled $178,000 and $133,000, respectively.

The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers.  If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2018 and December 31, 2017, we had an inventory reserve of $13.7 million and $13.3 million, respectively, for excess and obsolete inventory and $26,000 and $291,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There were no impairment charges in the three and six months ended June 30, 2018.  The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2018 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2018 and 2017.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

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

See Note 14—“Income Taxes” in the notes to condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$21,603	$19,109	$2,494	13.1%	$40,967	$35,718	$5,249	14.7%
Raw Materials and Others	5,517	4,448	1,069	24.0%	10,572	8,455	2,117	25.0%
Total revenue	$27,120	$23,557	$3,563	15.1%	$51,539	$44,173	$7,366	16.7%

Revenue increased $3.6 million, or 15.1%, to $27.1 million for the three months ended June 30, 2018 from $23.6 million for the three months ended June 30, 2017.  The revenue increase for the three months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of a higher demand for all of our substrates wafers, especially for our InP and Ge substrates. Sales of InP and Ge each increased over 20% in  the three months ended June 30, 2018 as compared to the same period in 2017. The increase in our substrate sales resulted from a higher number of overall units sold while average selling prices remained either flat or decreased slightly. Our InP substrate revenue increased in the three months ended June 30, 2018 as compared to the same period in 2017 primarily due to increased demand for the passive optical network (PON) market while our Ge substrate revenue increased primarily due to more planned satellite launches in 2018. Raw materials sales increased $1.1 million, or 24.0%, to $5.5 million for the three months ended June 30, 2018 from $4.5 million for the three months ended June 30, 2017 primarily as a result of increased sales of pBN crucibles. In addition, the average selling prices of raw materials increased.

Revenue increased $7.4 million, or 16.7%, to $51.5 million for the six months ended June 30, 2018 from $44.2 million for the six months ended June 30, 2017.  The revenue increase for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily the result of higher demand for all of our substrates wafers, especially for our InP and Ge substrates. Each of these wafer substrate products had over a 25% increase in sales in  the six months ended June 30, 2018 as compared to the same period in 2017. The increase in our substrate sales resulted from a higher number of overall units sold while average selling prices remained either flat or decreased slightly. Our InP substrate revenue increased in the six months ended June 30, 2018 as compared to the same period in 2017 primarily due to increased demand for the PON market while our Ge substrate revenue increased primarily due to more planned satellite launches in 2018.  Stronger raw materials sales in the six months ended June 30, 2018 as compared to the same period in 2017 resulted primarily from a higher number of pBN crucibles sold and an increase in the average selling price of pBN crucibles. Additionally, the average selling price of purified gallium (greater than 4N purity) stabilized as demand increased and the market was less oversupplied, which contributed to the stronger performance of our raw materials sales.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
China	$8,820	$6,324	$2,496	39.5%
% of total revenue	33%	27%
Europe (primarily Germany)	6,685	5,848	837	14.3%
% of total revenue	25%	25%
Taiwan	4,280	4,195	85	2.0%
% of total revenue	16%	18%
Asia Pacific (excluding China, Taiwan and Japan)	2,571	2,645	(74)	(2.8)%
% of total revenue	9%	11%
Japan	2,524	2,862	(338)	(11.8)%
% of total revenue	9%	12%
North America (primarily the United States)	2,240	1,683	557	33.1%
% of total revenue	8%	7%
Total revenue	$27,120	$23,557	$3,563	15.1%

Revenue from customers in China increased by 39.5% in the three months ended June 30, 2018, primarily due to an increase of $2.0 million, or 50%, from wafer substrate sales and an increase of $0.5 million, or 22%, from raw materials and others sales. Sales of each of our three wafer substrate products in China grew by over 40% in the three months ended June 30, 2018 as compared to the same period in 2017.  The growth of Ge substrate sales in China that we experienced in 2016 and 2017 continued into 2018 as the satellite solar cell market remained strong in the three months ended June 30, 2018. Revenue from customers in Europe increased by 14.3%, primarily due to strong demand for InP substrates and GaAs substrates, which was partially offset by a  decrease in Ge sales as the European satellite solar cell market declined in the three months ended June 30, 2018. Revenue from customers in North America increased by 33.1% in the three months ended June 30, 2018, primarily due to strong demand for GaAs substrates used in LED applications. Revenue from Japan, Taiwan and the other Asian Pacific countries, in aggregate, decreased by $0.3 million in the three months ended June 30, 2018 due to a decrease in our wafer substrate sales, which was partially offset by a stronger raw materials sales performance of our consolidated subsidiaries.

	Six Months Ended
	June 30,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
China	$16,003	$10,746	$5,257	48.9%
% of total revenue	31%	24%
Europe (primarily Germany)	13,078	11,446	1,632	14.3%
% of total revenue	25%	26%
Taiwan	9,329	7,513	1,816	24.2%
% of total revenue	18%	17%
Japan	4,979	6,002	(1,023)	(17.0)%
% of total revenue	10%	14%
North America (primarily the United States)	4,085	3,750	335	8.9%
% of total revenue	8%	8%
Asia Pacific (excluding China, Taiwan and Japan)	4,065	4,716	(651)	(13.8)%
% of total revenue	8%	11%
Total revenue	$51,539	$44,173	$7,366	16.7%

The combined revenue from China and Taiwan increased $7.1 million to $25.3 for the six months ended June 30, 2018 from $18.3 million for the six months ended June 30, 2017. The revenue increase for the six months ended June 30, 2018 as compared to the same period in 2017 was a result of an increase in each of our substrate products and raw materials sales. However, the combined revenue from other Asian countries and Japan decreased $1.7 million for the six months ended June 30, 2018 to $9.0 million from $10.7 million for the six months ended June 30, 2017. The revenue decrease from these countries for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in our substrate product sales in these regions, which was partially offset by an increase in raw materials sales in these regions in the six months ended June 30, 2018.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$11,010	$7,256	$3,754	51.7%	$20,583	$13,544	$7,039	52.0%
Gross Margin %	40.6%	30.8%			39.9%	30.7%

Gross profit increased $3.8 million, or 51.7%, to $11.0 million for the three months ended June 30, 2018 from $7.3 million for the three months ended June 30, 2017. Gross margin increased primarily due to favorable product mix, higher production volume and overall improvements in yield and manufacturing efficiencies for the three months ended June 30, 2018 as compared to the same period in 2017.

Gross profit increased $7.0 million, or 52.0%, to $20.6 million for the six months ended June 30, 2018 from $13.5 million for the six months ended June 30, 2017. Gross profit increased primarily due to overall improvements in yield and manufacturing efficiencies and higher production volume for the six months ended June 30, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,987	$3,942	$1,045	26.5%	$9,209	$7,735	$1,474	19.1%
% of total revenue	18.4%	16.7%			17.9%	17.5%

Selling, general and administrative expenses increased $1.0 million, or 26.5%, to $5.0 million for the three months ended June 30, 2018 from $3.9 million for the three months ended June 30, 2017. The higher selling, general and administrative expenses were primarily from higher personnel-related costs from hiring a new direct sales professional in Europe and higher travel expenses related to our new manufacturing sites, which were partially offset by the lower professional service fees and lower sales commission expense resulting from the termination of our European sales representative.

Selling, general and administrative expenses increased $1.5 million, or 19.1%, to $9.2 million for the six months ended June 30, 2018 from $7.7 million for the six months ended June 30, 2017. The higher selling, general and administrative expenses incurred in the six months ended June 30, 2018 as compared to the same period of 2017 were primarily from higher personnel-related costs and higher travel expenses related to our new manufacturing sites which were partially offset by the lower professional service fees,  lower in sales commission resulting from the terminations of our European sales representatives in Europe and the absence of expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on the evening of March 15, 2017.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,500	$1,019	$481	47.2%	$2,920	$2,143	$777	36.3%
% of total revenue	5.5%	4.3%			5.7%	4.9%

Research and development expenses increased $0.5 million, or 47.2%, to $1.5 million for the three months ended June 30, 2018 from $1.0 million for the three months ended June 30, 2017. Research and development expenses increased $0.8 million, or 36.3%, to $2.9 million for the six months ended June 30, 2018 from $2.1 million for the six months ended June 30, 2017. The increase in research and development expenses for the three and six months ended June 30, 2018 was primarily due to the increased use of raw materials for product development programs at two of our consolidated subsidiaries and higher personnel-related costs.

Interest Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$139	$114	$25	21.9%	$281	$212	$69	32.5%
% of total revenue	0.5%	0.5%			0.5%	0.5%

Interest income, net increased for the three and six months ended June 30, 2018 as compared to the same period in 2017 primarily due to the increased cash balance as a result of the secondary public offering in March 2017 and higher market interest rates.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Earnings		June 30,		Equity in Loss
	2018	2017	Increase	% Change	2018	2017	Decrease	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$307	$(188)	$495	263.3%	$(27)	$(1,121)	$1,094	97.6%
% of total revenue	1.1%	(0.8)%			(0.1)%	(2.5)%

Equity in earnings (loss) of unconsolidated joint ventures is the aggregate net income (loss) from our seven minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures increased $495,000 to earnings of $307,000 for the three months ended June 30, 2018 from a loss of $188,000 for the three months ended June 30, 2017 as our unconsolidated joint ventures reported better performance in the three months ended in June 30, 2018 as compared to the same period of 2017.  The improvement is the result of price increases for raw materials. There were no impairment charges in the three months ended June 30, 2017.

Equity in loss of unconsolidated joint ventures decreased $1.1 million to a loss of $27,000 for the six months ended June 30, 2018 from a loss of $1.1 million for the six months ended June 30, 2017  as a result of the absence of a $313,000 impairment charge for one of the gallium companies in the six months ended June 30, 2017,  better performance of our unconsolidated joint ventures and price increases for raw materials in the six months ended in June 30, 2018 as compared to the same period of 2017. There were no impairment charges in the six months ended June 30, 2018. The six months ended June 30, 2017 include an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it is unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

Other Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		(Increase)		June 30,		(Increase)
	2018	2017	Decrease	% Change	2018	2017	Decrease	% Change
	($ in thousands)				($ in thousands)
Other expense, net	$(51)	$(102)	$51	50.0%	$(266)	$(54)	$(212)	392.6%
% of total revenue	(0.2)%	(0.4)%			(0.5)%	(0.1)%

Other expense, net decreased $51,000 to a loss of $51,000 for the three months ended June 30, 2018 from a loss of $102,000 for the three months ended June 30, 2017.  Other expense, net decreased primarily due to a higher government subsidies received by our wholly owned subsidiary and one of our consolidated subsidiaries in the three months ended June 30, 2018 as compared to the same period in 2017.

Other expense, net increased $212,000 to a loss of $266,000 for the six months ended June 30, 2018 from a loss of $54,000 for the six months ended June 30, 2017. Other expense, net increased primarily due to an absence of the realized gain recognized from sales of GHI stock in the six months ended June 30, 2018. During the first quarter of 2017, we sold the remainder of our GHI stock. In addition, the foreign exchange loss for the six months ended June 30, 2018 was greater than the loss of the same period in 2017.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$367	$321	$46	14.3%	$701	$480	$221	46.0%
% of total revenue	1.4%	1.4%			1.4%	1.1%

Provision for income taxes for the three and six months ended June 30, 2018 was $367,000 and $701,000, respectively, which was mostly related to higher profits in our China subsidiaries and our three consolidated joint venture companies in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S. which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $22 million in 2017, $68 million in 2016 and $66 million in 2015.

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Six Months Ended		Net income attributable to
	June 30,		Noncontrolling interests		June 30,		Noncontrolling interests
	2018	2017	Increase	% Change	2018	2017	Increase	% Change
	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests	$(650)	$132	$782	592.4%	$(965)	$372	$1,337	359.4%
% of total revenue	(2.4)%	0.6%			(1.9)%	0.8%

The increase in noncontrolling interests’ share of income for the three and six months ended June 30, 2018 as compared to the same period in 2017 was due to higher profitability from two of our three consolidated subsidiaries in China which was partially offset with lower profitability from our other consolidated subsidiary in China.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities and investment-grade corporate notes and bonds.

As of June 30, 2018, our principal source of liquidity was $54.2 million, which consisted of cash and cash equivalents of $29.7 million, short-term investments of $18.8 million and long-term investments of $5.7 million. In the six months ended June 30, 2018, cash and cash equivalents decreased by $14.7 million and short-term and long-term investments decreased by $8.1 million. The decrease in cash and cash equivalents of $14.7 million in the six months ended June 30, 2018 was primarily due to net cash used in investing activities of $14.0 million,  net cash used in operating activities of $0.5 million and the effect of exchange rate changes of $0.2 million. As of June 30, 2018, we and our consolidated joint ventures held approximately $18.5 million in cash and investments in foreign bank accounts. This consists of $9.3 million held by our wholly owned subsidiaries in China and $9.2 million held by our three partially-owned consolidated subsidiaries in China.

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

Net cash used in operating activities of $0.5 million for the six months ended June 30, 2018 was primarily comprised of a net change of $11.4 million in operating assets and liabilities which were partially offset by net income of $7.7 million, adjusted for non-cash items of depreciation and amortization of $2.2 million, stock-based compensation of $0.9 million, amortization of marketable securities of $0.1 million.

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

Net cash used in investing activities of $14.0 million for the six months ended June 30, 2018 was primarily from the purchase of property, plant and equipment of $21.9 million and the purchase of marketable investment securities totaling $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $17.9 million.

Net cash used in investing activities of $15.4 million for the six months ended June 30, 2017 was primarily from the purchase of marketable investment securities totaling $23.8 million and the purchase of property, plant and equipment of $1.8 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $10.2 million.

Net cash provided by financing activities was $15,000 for the six months ended June 30, 2018, which consisted of net proceeds of $178,000 on the issuance of common stock pursuant to stock option exercises which was partially offset by the purchase of subsidiary shares from noncontrolling interest of $163,000.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During six months ended June 30, 2018, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

One of our consolidated joint venture companies, JinMei, is in the process of relocating its manufacturing operation to Kazuo, very near our new site in Kazuo, and the estimated cost for the relocation is in the range of $2 million to $4 million.  Another of our consolidated joint venture companies is also relocating its manufacturing operations to Kazuo and the estimated cost for the relocation is in the range of $3 million to $4 million.

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

Outstanding contractual obligations as of June 30, 2018 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$493	$217	$252	$24	$—
Royalty agreement	288	288	—	—	—
Total	$781	$505	$252	$24	$—

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of June 30, 2018 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2018	Rate	Income	Income	Income
Cash and cash equivalents	$29,698	0.18%	$53	$48	$58
Investments in marketable debt	24,516	2.37%	581	523	639
			$634	$571	$697

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 11% of our accounts receivable balance as of June 30, 2018, and the same customer accounted for 12% of our accounts receivable balance as of December 31.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2018 and December 31, 2017, we did not maintain any direct investments under the cost method, our direct minority investments under the equity method totaled $5.4 million and $5.6 million, respectively, and our indirect minority investments by our consolidated joint ventures totaled $4.3 million and $4.3 million, respectively. In aggregate, as of June 30, 2018 and December 31, 2017, the total of our direct and indirect investments in the seven companies under the equity method totaled $9.7 million and $9.8 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made in the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In recent months, the prices of many of the raw materials that we use in our substrate manufacturing process have increased.  Such price increases can increase our cost of goods sold and reduce our gross margin.

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

In 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014. In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., one of our partially owned consolidated subsidiaries, which resulted in a reduction in force of 28 positions that were no longer required to support production and operations.

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

A current example where yield is of special concern is for our six-inch semi-conducting gallium arsenide substrates, which can be used for manufacturing opto-electronic devices in cell phones, enabling 3-D sensing.  This application requires very low defect densities, also called etch pit densities, or EPD, and our yields will be lower than the yields achieved for the same substrate when it will be used in other applications.  If we are unable to achieve the targeted quantity of low defect density substrates, then our manufacturing costs would increase and our gross margins would be negatively impacted.

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

The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan. Most of our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.  For example, product qualification of our low EPD wafer substrates for 3-D sensing applications will be required by some customers and a failure to satisfy all of the qualification standards could result in no orders for this opportunity.

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

We do not yet have comprehensive construction bids for further modifications to the existing buildings, or the construction of new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which include the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be higher than our current estimates, particularly as we are now planning for a larger facility that will enable us to rapidly add furnaces and other necessary production equipment to serve the anticipated demand for 3-D sensing VCSELs and other high-end applications.

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

We are required by the China central government to move our gallium arsenide production so that it is not within Beijing and are in the process of complying.  Most of our major customers will view this as a process engineering change and their internal quality control system will require them to re-qualify the wafer substrates produced at our new manufacturing site to ensure that the product characteristics still conform to their specifications.  Delays in this qualification process or failures to re-qualify could result in a reduction of orders and have a material adverse effect on our revenue.

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, in the second half of 2016 manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017.  This resulted in a slowdown of sales of our InP substrates used in the PON market.  We expect similar cycles of strong demand and then lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in 2015, 2016 and 2017, and negatively impacted our financial results. In 2017 and 2016, the seven companies accounted for under the equity method of accounting contributed a loss of $1.7 and $2.0 million, respectively, to our consolidated financial statements.  There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2017 we incurred an impairment charge of $313,000 against one of our partially owned companies, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production cost, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our 10 partially owned joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in 10 partially owned subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 20% to 95%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could result, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in reduced gross margin.

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution, the government has ordered manufacturing companies to stop all production.  The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our unconsolidated joint venture companies.  Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results.

Further, if any of our joint venture companies or investment partners with which our joint ventures share facilities is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals, the operations of that joint venture could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or termination of our joint venture’s operations. Employees working for our joint ventures or any of the other investment partners could bring litigation against us as a result of actions taken at the joint venture or investment partner facilities, even though we are not directly controlling those operations. While we would expect to defend ourselves vigorously in any litigation that is brought against us, litigation is inherently uncertain and it is possible that our business, financial condition, results of operations or cash flows could be affected. Even if we are not deemed responsible for the actions of the joint ventures or investment partners, litigation could be costly, time consuming to defend and divert management attention; in addition, if we are deemed to be the most financially viable of the partners, plaintiffs may decide to pursue us for damages.

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

Since the market for our products is characterized by declining average selling prices resulting from various factors, such as increased competition, overcapacity, the introduction of new products and decreased sales of products incorporating our products, the average selling prices for our products may decline over relatively short time periods. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining average selling prices.  In certain years, we have experienced an average selling price decline of our substrate selling prices of approximately 5% to 10%, depending on the substrate product. It is possible that the pace of the decline of average selling prices could accelerate beyond these levels for certain products in a commoditizing market. We anticipate that average selling prices will decrease in the future in response to the unstable demand environment, price reductions by competitors, or by other factors, including pricing pressures from significant customers.  When our average selling prices decline, our revenue and gross profit decline, unless we are able to sell more products or reduce the cost to manufacture our products. We generally attempt to combat an average selling price decline by improving yields and manufacturing efficiencies and working to reduce the costs of our raw materials and of manufacturing our products. We also need to sell our current products in increasing volumes to offset any decline in their average selling prices, and introduce new products, which we may not be able to do, or do on a timely basis.

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

New customers typically place orders with us for our substrate products three months to a year or more after our initial contact with them. The sale of our products is subject to our customers’ lengthy internal evaluation and approval processes. During this time, we may incur substantial expenses and expend selling, marketing and management efforts while the customers evaluate our products. These expenditures may not result in sales of our products. If we do not achieve anticipated sales in a period as expected, we may experience an unplanned shortfall in our revenue. As a result, our operating results would be adversely affected. In addition, if we fail to meet the product qualification requirements of the customer, we may not have another opportunity to sell that product to that customer for many months or even years. In the current competitive climate, the average qualification and sales cycle for our products has lengthened even further and is expected to continue to make it difficult for us to forecast our future sales accurately. We anticipate that sales of any future substrate products will also have lengthy qualification periods and will, therefore, be subject to risks substantially similar to those inherent in the lengthy sales cycles of our current substrate products.

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

We have made direct investments or investments through our subsidiaries in 10 raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially owned suppliers, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 and continued through 2017 has weakened some of these companies and their losses have negatively impacted our financial results. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

We purchase critical raw materials and parts for our equipment from single or limited sources, and could lose sales if these sources fail to fill our needs.

We depend on a limited number of suppliers for certain raw materials, components and equipment used in manufacturing our products, including key materials such as quartz tubing, and polishing solutions. We generally purchase these materials through standard purchase orders and not pursuant to long-term supply contracts, and no supplier guarantees supply of raw materials or equipment to us. If we lose any of our key suppliers, our manufacturing efforts could be significantly hampered and we could be prevented from timely producing and delivering products to our customers. Prior to investing in our subsidiaries and joint ventures, we sometimes experienced delays obtaining critical raw materials and spare parts, including gallium, and we could experience such delays again in the future due to shortages of materials or for other reasons. Delays in receiving equipment or materials could result in higher costs and cause us to delay or reduce production of our products. If we have to delay or reduce production, we could fail to meet customer delivery schedules and our revenue and operating results could suffer.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions and trade wars could create an unstable environment and disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

Recent threats of trade tariffs and restrictions between China and the United States may, in our view, create an unstable environment.  If tariffs are imposed on our products, there could be a negative impact on our operations and financial performance.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which had deteriorated significantly in many countries and regions in previous years. Uncertainties in the financial and credit markets may cause our customers to postpone deliveries. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates, and we are particularly dependent on the market conditions in wireless, solid‑state illumination, fiber optics and telecommunications industries. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

All of our wafer substrates are manufactured in China and for the three months ended June 30, 2018, approximately 8% of our revenue was generated by sales to customers in North America, primarily in the U.S.  In July 2018, the Trump Administration announced a list of thousands of categories of goods that could face tariffs of 10%.  It is expected that these tariffs will be finalized after a public comment period ending in early September 2018.  If the tariff list remains unaltered, our inbound products to the United States would not be subject to a 10% tariff assessed on the cost of goods as imported.  However, the list of covered items could change, including to cover our products.  If tariffs or trade restrictions are placed on wafer substrates imported from China, then we may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  Therefore, it is possible further tariffs may be imposed that could cover imports of our wafer substrates, and/or that our business may be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, including causing us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

In addition, we may incur increases in costs and other adverse business consequences, including loss of revenue or decreased gross margins, due to changes in tariffs, import or export restrictions, further trade barriers, or unexpected changes in regulatory requirements.  For example, in July 2012, we received notice of retroactive value-added taxes (VATs) levied by the tax authorities in China, which applied for the period from July 1, 2011 to June 30, 2012.  We expensed the retroactive VATs of approximately $1.3 million in the quarter ended June 30, 2012, which resulted in a decrease in our gross margins.  These VATs will continue to negatively impact our gross margins for the future quarters.  Given the relatively fluid regulatory environment in China and the United States, there could be additional tax or other regulatory changes in the future. Any such changes could directly and materially adversely impact our financial results and general business condition.

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

We are subject to foreign exchange gains and losses that materially impact our income statement.  For example, in 2017 we incurred a loss of $602,000 and in the first half of 2018 we incurred a loss of $340,000.

The functional currency of our wholly owned Chinese subsidiary and our partially owned joint venture companies is the Chinese renminbi, the local currency. We can incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third party supplier in China.  Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss.  Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

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

Since our wholly owned subsidiary and all of our partially owned companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

•

unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	the imposition of tariffs, trade barriers and duties;
•	difficulties in managing geographically disparate operations;
•	difficulties in enforcing agreements through non-U.S. legal systems;
•	political and economic instability, civil unrest or war;
•	terrorist activities that impact international commerce;
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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. In days of severe air pollution the government has ordered manufacturing companies to stop all production.  For example, in the fourth quarter of 2017 many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution.  Our shipments were delayed and we were unable to achieve the revenue range in our guidance provided at our fourth quarter earnings announcement on February 21, 2018.  We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

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

The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  Most of our major customers will want to examine and qualify the wafer substrates produced at the new site before placing volume purchase orders for products produced at the new site.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.

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

V           Risks Related to Compliance, Environmental Regulations and Other Legal Matters

If we, or any of our partially owned supply chain companies, fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations.

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development, and sales demonstrations. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to close or temporarily cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. Ongoing compliance with this requirement is complex, costly and time-consuming and it extends to our companies in China. If: (1) we fail to maintain effective internal control over financial reporting; or (2) our management does not timely assess the adequacy of such internal control, we could be subject to regulatory sanctions and the public’s perception of us may be adversely impacted.

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

AXT, INC.

Dated: August 7, 2018	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)