Form 10-Q
period 2018-09-30
AXT INC
filed 2018-11-07
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check-mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, $0.001 par value	39,537,821

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$18,035	$44,352
Short-term investments	21,910	20,032
Accounts receivable, net of allowances of $358 and $527 as of September 30, 2018 and December 31, 2017	23,308	22,778
Inventories	58,717	45,840
Prepaid expenses and other current assets	10,625	7,519
Total current assets	132,595	140,521
Long-term investments	1,906	12,576
Property, plant and equipment, net	74,754	46,530
Other assets	11,194	11,573
Total assets	$220,449	$211,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,344	$11,445
Accrued liabilities	12,776	11,149
Bank loan	291	—
Total current liabilities	25,411	22,594
Other long-term liabilities	320	289
Total liabilities	25,731	22,883
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2018 and December 31, 2017 (Liquidation preference of $6,948 and $6,819 as of September 30, 2018 and December 31, 2017)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 39,538 and 39,413 shares issued and outstanding as of September 30, 2018 and December 31, 2017	39	39
Additional paid-in capital	233,522	231,679
Accumulated deficit	(44,122)	(54,837)
Accumulated other comprehensive income (loss)	(1,846)	3,407
Total AXT, Inc. stockholders’ equity	191,125	183,820
Noncontrolling interests	3,593	4,497
Total stockholders’ equity	194,718	188,317
Total liabilities and stockholders’ equity	$220,449	$211,200

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$28,626	$28,168	$80,165	$72,341
Cost of revenue	18,012	17,035	48,968	47,664
Gross profit	10,614	11,133	31,197	24,677
Operating expenses:
Selling, general and administrative	4,615	4,484	13,824	12,219
Research and development	1,668	1,410	4,588	3,553
Total operating expenses	6,283	5,894	18,412	15,772
Income from operations	4,331	5,239	12,785	8,905
Interest income, net	133	122	414	334
Equity in earnings (loss) of unconsolidated joint ventures	6	(266)	(21)	(1,387)
Other income (expense), net	87	(349)	(179)	(403)
Income before provision for income taxes	4,557	4,746	12,999	7,449
Provision for income taxes	410	181	1,111	661
Net income	4,147	4,565	11,888	6,788
Less: Net (income) loss attributable to noncontrolling interests	(208)	(146)	(1,173)	226
Net income attributable to AXT, Inc.	$3,939	$4,419	$10,715	$7,014
Net income attributable to AXT, Inc. per common share:
Basic	$0.10	$0.11	$0.27	$0.19
Diluted	$0.10	$0.11	$0.26	$0.18
Weighted-average number of common shares outstanding:
Basic	39,008	38,499	39,000	36,999
Diluted	40,331	40,095	40,320	38,469

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$4,147	$4,565	$11,888	$6,788
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation (loss) gain, net of tax	(3,316)	1,135	(5,518)	2,457
Change in unrealized gain (loss) on available-for-sale investments, net of tax	59	27	(18)	(98)
Total other comprehensive (loss) income, net of tax	(3,257)	1,162	(5,536)	2,359
Comprehensive income	890	5,727	6,352	9,147
Less: Comprehensive loss (income) attributable to noncontrolling interests	31	(326)	(890)	(111)
Comprehensive income attributable to AXT, Inc.	$921	$5,401	$5,462	$9,036

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018		2017
Cash flows from operating activities:
Net income	$11,888		$6,788
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,445		3,361
Amortization of marketable securities premium	120		124
Impairment charge on equity investee	—		313
Stock-based compensation	1,392		961
Realized gain on sale of available-for-sale securities	—		(77)
Loss on disposal of equipment	25		—
Loss from equity method investments, net	21		1,074
Changes in operating assets and liabilities:
Accounts receivable	(917)		(6,206)
Inventories	(14,637)		(66)
Prepaid expenses and other current assets	(3,492)		(587)
Other assets	48		64
Accounts payable	1,283		2,589
Accrued liabilities	745	*	(107)	*
Other long-term liabilities, including royalties	(148)		(241)
Net cash (used in) provided by operating activities	(227)		7,990
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,289)		(16,557)
Proceeds from sale of equipment	11		—
Purchases of available-for-sale securities	(9,936)		(26,093)
Proceeds from sales and maturities of available-for-sale securities	18,590		13,310
Repayment of related party notes receivable	—		108
Net cash used in investing activities	(25,624)		(29,232)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	264		33,384
Considerations paid in cash to repurchase subsidiary shares from noncontrolling interests	(415)		—
Proceeds from short-term loan	291		—
Dividends paid by joint ventures to their minority shareholders	—		(465)
Net cash provided by financing activities	140		32,919
Effect of exchange rate changes on cash and cash equivalents	(606)		249
Net increase (decrease) in cash and cash equivalents	(26,317)		11,926
Cash and cash equivalents at the beginning of the period	44,352		36,152
Cash and cash equivalents at the end of the period	$18,035		$48,078
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$1,192		—
Reduction of noncontrolling interests in excess of total consideration paid and payable in connection with the repurchase of subsidiaries shares from noncontrolling interests	$187		—

* Dividend accrued but not paid by one of our consolidated subsidiaries of $505 and $521 was included in accrued liabilities as of September 30, 2018 and 2017, respectively.

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

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2018 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2018 and June 30, 2018 filed with the SEC on May 4, 2018 and August 7, 2018, respectively.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2018 and December 31, 2017, our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$16,288	$—	$—	$16,288	$43,610	$—	$—	$43,610
Cash equivalents:
Certificates of deposit [1]	1,747	—	—	1,747	742	—	—	742
Total cash and cash equivalents	18,035	—	—	18,035	44,352	—	—	44,352
Investments (available-for-sale):
Certificates of deposit [2]	5,468	—	(31)	5,437	7,099	—	(24)	7,075
Corporate bonds	18,459	—	(80)	18,379	25,602	—	(69)	25,533
Total investments	23,927	—	(111)	23,816	32,701	—	(93)	32,608
Total cash, cash equivalents and investments	$41,962	$—	$(111)	$41,851	$77,053	$—	$(93)	$76,960
Contractual maturities on investments:
Due within 1 year [3]	$22,007			$21,910	$20,056			$20,032
Due after 1 through 5 years [4]	1,920			1,906	12,645			12,576
	$23,927			$23,816	$32,701			$32,608

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

We previously held corporate equity securities consisting of common stock of GCS Holdings, Inc. (“GHI”) (previously Global Communication Semiconductors, Inc.), a Taiwan publicly-traded company. We began classifying GHI as an available-for-sale security in the second quarter of 2015 when we determined that there was sufficient trading volume in the exchange for the stock to be deemed readily marketable. During the three months ended March 31, 2017, we sold the remainder of our GHI stock. During the nine months ended September 30, 2017, our cash proceeds from sales of GHI stock were $125,000. Our cost was $48,000 and our gross realized gain from sales of GHI stock was $77,000. There were no GHI transactions in the three and nine months ended September 30, 2018.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2018 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on September 30, 2018. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2018 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2018	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$2,625	$(15)	$2,794	$(16)	$5,419	$(31)
Corporate bonds	11,155	(56)	7,224	(24)	18,379	(80)
Total in loss position	$13,780	$(71)	$10,018	$(40)	$23,798	$(111)

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

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for all of these companies, including minority investments indirectly in privately-held companies made by our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $9.5 million and $9.8 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, there were seven companies accounted for under the equity method. There were no impairment charges in the three and nine months ended September 30, 2018. There were no impairment charges in the three months ended September 30, 2017. The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the joint ventures that produces gallium. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we wrote the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese Yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2018, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2018. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2018.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2018 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$7,184	$—	$7,184	$—
Corporate bonds	18,379	—	18,379	—
Total	$25,563	$—	$25,563	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (See Note 7). There were no impairment charges in the three and nine months ended September 30, 2018. There were no impairment charges in the three months ended September 30, 2017. The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the joint ventures that produces gallium. During the first quarter of 2017, management determined that it was unlikely that this company would recover from the difficult pricing environment and we had written the investment down to zero. Except as mentioned, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and nine months ended September 30, 2018 and 2017.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2018	2017
Inventories:
Raw materials	$29,750	$23,554
Work in process	26,055	20,135
Finished goods	2,912	2,151
	$58,717	$45,840

As of September 30, 2018 and December 31, 2017, carrying values of inventories were net of inventory reserves of $14.4 million and $13.3 million, respectively, for excess and obsolete inventory and $40,000 and $291,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2018	2017
Property, plant and equipment:
Machinery and equipment, at cost	$47,875	$44,549
Less: accumulated depreciation and amortization	(41,034)	(40,845)
Building, at cost	39,374	32,461
Less: accumulated depreciation and amortization	(11,792)	(11,501)
Leasehold improvements, at cost	5,384	5,539
Less: accumulated depreciation and amortization	(4,411)	(4,288)
Construction in progress	39,358	20,615
	$74,754	$46,530

As of September 30, 2018, the balance of construction in progress was $39.4 million, of which $24.9 million was related to our buildings in our new Dingxing and Chaoyang locations, $5.2 million was for manufacturing equipment purchases and $9.3 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2017, the balance of construction in progress was $20.6 million, of which, $14.8 million was for our buildings in our new Dingxing location, $3.6 million was for manufacturing equipment purchases not yet placed in service, and $2.2 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2018	2017
Preferred stock dividends payable	2,901	2,901
Accrued compensation and related charges	2,570	3,205
Payable in connection with repurchase of subsidiaries shares	1,192	—
Advance from customers	648	924
Accrued professional services	618	583
Dividends payable by consolidated joint ventures	505	533
Other tax payable	352	395
Accrued income taxes	260	270
Accrued product warranty	228	133
Other personnel related costs	227	230
Current portion of royalty payments	144	575
Accrual for sales refund liabilities	37	—
Other accrued liabilities	3,094	1,400
	$12,776	$11,149

Note 6. Related Party Transactions

In August 2011, our consolidated joint venture, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), entered into a non-interest bearing note agreement in the amount of $1.6 million for a loan to one of its equity investment entities. The original term of the loan was for two years and ten months with three periodic principal payments required.  After various amendments to the terms of the note, in December 2013, the parties agreed to delay all principal repayment until December 2017.  In December 2016, we determined that this receivable was in substance an investment and began re-classifying this long term loan from “Related party notes receivable – long-term” to “Other assets” in our consolidated balance sheets. As of September 30, 2018 and December 31, 2017, we included $1.1 million and $1.2 million in “Other assets” in our condensed consolidated balance sheets, respectively.

JiYa also purchases raw materials from one of its equity investment entities for production in the ordinary course of business. The general manager of JiYa has a family member who has a 10% ownership position in this equity investment entity. As of September 30, 2018 and December 31, 2017, amounts payable of $1.9 million and $2.1 million were included in “Accounts payable” in our condensed consolidated balance sheets, respectively.

JiYa also sells raw materials to one of its equity investment entities for production in the ordinary course of business. As of September 30, 2018 and December 31, 2017, amounts receivable of $316,000 and $334,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. During the three months ended December 31, 2016, we deemed the collection of the outstanding amount to be improbable and established an allowance in full. There have since been no additional sales made on credit to the customer and, as of September 30, 2018, the existing outstanding amount continues to be fully reserved.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2018 and 2017, JinMei has recorded $20,000 and $2,000 income from agency sales, respectively. For the nine months ended September 30, 2018 and 2017, JinMei has recorded $21,000 and $3,000 income from agency sales, respectively, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

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

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of September 30, 2018 and December 31, 2017, there were no amounts payable to Dongfang.

Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of September 30, 2018 and December 31, 2017, amounts payable of $0 and $370,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of September 30, 2018 and December 31, 2017, amounts payable of $0 and $219,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

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

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on March 31, 2019. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $318,000 to the same executive employee. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. As of September 30, 2018 and December 31, 2017, the balances, including both principal and accrued interest, were $298,000 and $307,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended September 30, 2018 and 2017, BoYu has recorded $37,000 and $226,000, respectively, in revenue from this customer. For the nine months ended September 30, 2018 and 2017, BoYu has recorded $1.4 million and $613,000, respectively, in revenue from this customer. As of September 30, 2018 and December 31, 2017, amounts receivable of $33,000 and $635,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2018	2017	Method	Percentage
Beijing JiYa Semiconductor Material Co., Ltd.	$3,331	$3,331	Consolidated	46%
Nanjing JinMei Gallium Co., Ltd.	592	592	Consolidated	97%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$5,269	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,450	$1,473	Equity	46%
Xilingol Tongli Germanium Co. Ltd.	2,811	3,190	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	870	915	Equity	25%
	$5,131	$5,578

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

Our ownership of JinMei is 97%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners for $1.4 million. The $1.4 million is scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. The second installment of $1.2 million is scheduled to be paid after the completion of the relocation of JinMei’s headquarters and manufacturing operations and was included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. We continue to consolidate JinMei as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the board.

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

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-

term strategy and operations, ordinary course of business capital expenditures and sales of finished products, are made by local management with regular guidance and input from us.

During the three months ended September 30, 2018 and 2017, the three consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.3 million and an income of $860,000, respectively, of which a gain of $208,000 and a gain of $146,000, respectively, were allocated to noncontrolling interests, resulting in an income of $1.1 million and an income of $714,000 respectively, to our net income.  During the nine months ended September 30, 2018 and 2017, the three consolidated joint ventures generated income of $4.8 million and income of $1.1 million, respectively, of which a gain of $1.2 million and a loss of $0.2 million respectively, were allocated to noncontrolling interests, resulting in an income of $3.7 million and an income of $1.3 million, respectively, to our net income.

For AXT’s three direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.1 million and $5.6 million as of September 30, 2018 and December 31, 2017, respectively. We own 46% of the ownership interests in one of these companies and 25% in each of the other two companies. These three companies are not considered variable interest entities because:

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

We also maintain four minority investments indirectly in privately-held companies through our consolidated joint ventures. JiYa holds three investments and JinMei holds one investment. These minority investments are accounted for under the equity method in the books of our consolidated joint ventures. As of September 30, 2018 and December 31, 2017, our consolidated joint ventures included these minority investments in “Other assets” in our condensed consolidated balance sheets with a carrying value of $4.4 million and $4.3 million, respectively.

There were no impairment charges in the three and nine months ended September 30, 2018. There were no impairment charges in the three months ended September 30, 2017. The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the joint ventures that produces gallium. During the first quarter of 2017, management determined that it is unlikely that this company will recover from the difficult pricing environment and we had wrote the investment down to zero.

AXT’s three direct minority investment entities and the three minority investments of JiYa and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue	$8,017	$4,209	$24,366	$15,571
Gross profit	$2,141	$177	$5,477	$976
Operating income (loss)	$631	$(1,054)	$767	$(2,685)
Net income (loss)	$315	$(1,130)	$(422)	$(3,653)

Our portion, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method was income of $6,000 and a loss of $266,000 for the three months ended September 30, 2018 and 2017, respectively.  Our portion, including impairment charges, from these seven minority investment entities that are not consolidated and are accounted for under the equity method were a loss of $21,000 and a loss of $1.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Note 8. Stockholders’ Equity

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	264	—	—	264	—	264
Purchase of subsidiary shares from noncontrolling interest			187			187	(1,794)	(1,607)
Stock-based compensation	—	—	1,392	—	—	1,392	—	1,392
Net income	—	—	—	10,715	—	10,715	1,173	11,888
Other comprehensive loss	—	—	—	—	(5,253)	(5,253)	(283)	(5,536)
Balance as of September 30, 2018	$3,532	$39	$233,522	$(44,122)	$(1,846)	$191,125	$3,593	$194,718

There were no reclassification adjustments from accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased during 2016 and 2017. During the three and nine months ended September 30, 2018, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$25	$7	$67	$22
Selling, general and administrative	361	280	1,098	788
Research and development	75	52	227	151
Total stock-based compensation	461	339	1,392	961
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$461	$339	$1,392	$961

As of September 30, 2018, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.2 million, net of estimated forfeitures of $141,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2018 and December 31, 2017 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2018. There were no options granted in the three months ended September 30, 2017. There were 60,000 options with a weighted-average grant date fair values of $2.76 per share granted in the nine months ended September 30, 2017. The fair values of our stock options granted to employees for nine months ended September 30, 2018 and 2017 were estimated using the following weighted-average assumptions:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
Expected term (in years)	—	5.9
Volatility	—%	46.71%
Expected dividend	—%	—%
Risk-free interest rate	—%	2.08%

The following table summarizes the stock option transactions during the nine months ended September 30, 2018 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value

Balance as of January 1, 2018	2,666	$3.81	6.87	$13,149
Granted	—	—
Exercised	(93)	2.83
Canceled and expired	(4)	5.21
Balance as of September 30, 2018	2,569	$3.84	6.19	$8,847
Options vested as of September 30, 2018 and unvested options expected to vest, net of forfeitures	2,553	$3.82	6.18	$8,822
Options exercisable as of September 30, 2018	1,862	$3.41	5.56	$6,979

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $7.15 on September 30, 2018, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2018 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2018	480	$7.13
Granted	35	$7.49
Vested	(49)	$6.19
Forfeited	(3)	$9.50
Non-vested as of September 30, 2018	463	$7.24

As of September 30, 2018, the unamortized compensation costs related to unvested restricted stock awards was approximately $2.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to AXT, Inc.	$3,939	$4,419	$10,715	$7,014
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income available to common stockholders	$3,895	$4,375	$10,583	$6,882
Denominator:
Denominator for basic net income per share - weighted-average common shares	39,008	38,499	39,000	36,999
Effect of dilutive securities:
Common stock options	1,207	1,416	1,196	1,283
Restricted stock awards	116	180	124	187
Denominator for dilutive net income per common shares	40,331	40,095	40,320	38,469
Net income attributable to AXT, Inc. per common share:
Basic	$0.10	$0.11	$0.27	$0.19
Diluted	$0.10	$0.11	$0.26	$0.18

Options excluded from diluted net income per share as the impact is anti-dilutive	186	68	186	573
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	34	34	239	11

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2018 and December 31, 2017, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Product Type:
Substrates	$22,802	$22,377	$63,769	$58,095
Raw Materials and Others	5,824	5,791	16,396	14,246
Total	$28,626	$28,168	$80,165	$72,341

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Geographical region:
China	$10,268	$7,203	$26,271	$17,949
Taiwan	6,116	5,986	15,445	13,499
Europe (primarily Germany)	4,879	6,192	17,957	17,638
North America (primarily the United States)	2,967	2,159	7,052	5,909
Asia Pacific (excluding China, Taiwan and Japan)	2,334	2,934	6,399	7,650
Japan	2,062	3,694	7,041	9,696
Total	$28,626	$28,168	$80,165	$72,341

Long-lived assets consist primarily of property, plant and equipment, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Long-lived assets by geographic region, net of depreciation:
North America	$542	$1,410
China	74,212	45,120
	$74,754	$46,530

Significant Customers

One customer, Landmark, represented 16% of our revenue for the three months ended September 30, 2018 while two customers, Landmark and Osram Opto, represented 16% and 10%, respectively, of our revenue for the three months ended September 30, 2017.  Our top five customers, although not the same five customers for each period, represented 39% and 39% of our revenue for the three months ended September 30, 2018 and 2017, respectively.

One customer, Landmark, represented 13% of our revenue for the nine months ended September 30, 2018 while two customers, Landmark and Osram Opto, represented 12% and 11%, respectively, of our revenue for the nine months ended September 30, 2017. Our top five customers, although not the same five customers for each period, represented 36% and 37% of our revenue for the nine months ended September 30, 2018 and 2017, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Three customers accounted for 15%, 14% and 11% of our accounts receivable balance as of September 30, 2018, and one customer accounted for 12% of our accounts receivable balance as of December 31, 2017.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning accrued product warranty	$178	$130	$133	$251
Accruals for warranties issued	125	7	258	77
Adjustments related to pre-existing warranties including expirations and changes in estimates	(10)	18	(33)	(114)
Cost of warranty repair	(65)	(17)	(130)	(76)
Ending accrued product warranty	$228	$138	$228	$138

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through April 2023. The majority of our lease obligations relate to our lease agreement for the facility in Fremont, California with approximately 19,467 square feet. The term of the original lease for this facility would have expired in 2017. According to the lease agreement, we had an option to extend the term of the lease for an additional three years. In May 2017, we exercised this option and the lease was extended for an additional three year term. All terms of this lease otherwise remain the same and the term of this lease will expire in 2020. Under the terms of the lease agreement, in 2020, we will have the option to extend the term of the lease for an additional three years.

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

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$452	$193	$233	$26	$—
Royalty agreement	144	144	—	—	—
Total	$596	$337	$233	$26	$—

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2018, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Bank Loans

In September 2018, Tongmei entered into a credit facility with Industrial and Commercial Bank of China (“ICBC”) in China with a $2.9 million line of credit at an annual interest rate of approximately 0.04% over the current Loan Prime Rate published by ICBC. Accrued interest is calculated and paid monthly. The annual interest rate was approximately 4.4% as of September 30, 2018. This credit line is secured by Tongmei’s land-use right and all of its buildings located at its facility in Beijing. The primary intended use of the credit facility is for general purposes, which may include working capital, capital expenditures and other corporate expenses.

On September 30, 2018, we borrowed $291,000 against this credit line. The repayment of the full amount is due in September 2019. As of September 30, 2018, $291,000 was included in “Bank loan” in our condensed consolidated balance sheets.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a foreign currency transaction exchange gain of $116,000 and exchange loss of $339,000 for the three months ended September 30, 2018 and 2017, respectively. We incurred a foreign currency transaction exchange loss of $224,000 and a loss of $414,000 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2018 includes no interest and penalties. As of September 30, 2018, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through 2002 and 2013, respectively.

Provision for income taxes for the three and nine months ended September 30, 2018 was mostly related to our wholly owned China subsidiaries and our three partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and nine months ended September 30, 2018 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax asset being fully reserved.

On December 22, 2017, the Tax Cuts & Jobs Act (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA is effective for us beginning January 1, 2018. We have included an estimate of the current GILTI impact in our September 30, 2018 tax provision. We are not subject to BEAT provision.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2018.

	September 30,	June 30	December 31,
	2018	2018	2017
Contract liabilities	$(648)	$(927)	$(924)
Revenue recognized in the nine and three months period ended as of September 30, 2018 from:
Amounts included in contract liabilities at the beginning of the period	$776	$425	Not Applicable

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

Note 16. Bank Loans

In September 2018, Tongmei entered into a credit facility with ICBC in China with a $2.9 million line of credit at an annual interest rate of approximately 0.04% over the current Loan Prime Rate by published by ICBC. Accrued interest is calculated and paid monthly. The annual interest rate was approximately 4.4% as of September 30, 2018. This credit line is secured by Tongmei’s land-use right and all of its buildings located at its facility in Beijing. The primary intended use of the credit facility is for general purposes, which may include working capital, capital expenditures and other corporate expenses.

On September 30, 2018, we borrowed $291,000 against this credit line. The repayment of the full amount is due in September 2019. As of September 30, 2018, $291,000 was included in “Bank loan” in our condensed consolidated balance sheets.

Note 17. Recent Accounting Pronouncements

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

Note 18. Subsequent Events

On November 6, 2018, the Company entered into a Credit Agreement, by and between the Company and Wells Fargo Bank, National Association, which established a $10 million revolving line of credit. The line of credit is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The line of credit has a two year term and any advances thereunder will bear interest at a rate based on the daily one month London Inter-bank Offered Rate (“LIBOR”) plus two percent (2.0%).  As of November 7, 2018, no proceeds have been drawn down on this line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, customer demand, customer qualifications of our products, our ability to expand our markets or increase sales, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our estimated construction and relocation costs with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, trade wars, tariffs, the political-economical environment, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy, plans, industry trends and the impact of trends and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of 10 companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 97% to 20%. We have board representation in all 10 of these companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is expanding its offices into the area where our manufacturing facility is currently located and is in the process of moving thousands of government employees into this area.  The Beijing city government desires to upgrade this area and has applied pressure on manufacturing companies to relocate, including us.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing site in the city of Dingxing, China.  Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding, is approximately a 90 minute drive south of our current Beijing location.  The Dingxing site is approximately 18.75 acres and included three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.  We are constructing a fourth building at this site. We have also acquired property in the city of Kazuo, China, located in the province of Liaoning near the Inner Mongolia Autonomous Region and under the jurisdiction of the prefecture-level city of Chaoyang.  Initially, the Kazuo site will be used to perform the first step in producing gallium arsenide, which is the blending or synthesis of gallium and arsenic (“poly synthesis”).  We also intend to use the Kazuo site for ingot growth.  The Dingxing site will focus on wafer processing and the ingots will be shipped from our Kazuo site to our Dingxing site.  Although our current focus is on relocating our gallium arsenide production line, we are also relocating our germanium production line and will consider moving our indium phosphide production line in the future.  Additional environmental permits, regulatory approvals and zoning conformance applications are in process.

To mitigate our risks and maintain our production schedule, we are moving our gallium arsenide equipment in stages so that we will continue to produce our gallium arsenide products at our Beijing site and then subsequently transfer increasing volume to the new sites.  This approach will also minimize any disruption to our customers.  We intend to complete this relocation in the first half of 2019.  The relocation of our gallium arsenide production line requires us to accurately execute our relocation plan.  Our major customers will want to examine and qualify the wafer substrates produced from the new manufacturing line before placing volume purchase orders for such products.  We have made available to certain customers initial gallium arsenide qualification wafers produced from the new manufacturing line.  A failure to properly execute our relocation plan could result in disruption to our production and have a material adverse impact on our revenue and our results of operations and financial condition.  If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer.  Our reputation may also be damaged.  Any loss of sales could have a material adverse effect on our revenue and our results of operations and financial condition.

On September 24, 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  All of our wafer substrates are manufactured in China and for the three months ended September 30, 2018, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S.  Our inbound products to the U.S. are now subject to a 10% tariff assessed on the customs value of the goods as imported by us, effective approximately September 24, 2018.  Although we do not believe the initial impact of approximately $150,000 per quarter is material, the future impact of tariffs and trade wars is uncertain.  The tariffs are expected to increase to 25% in January 2019.  We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates, including indium phosphide, gallium arsenide and germanium wafers, and our three consolidated subsidiaries sell certain raw materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer's purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than one year.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2018 and December 31, 2017, our accounts receivable, net balance was $23.3 million and $22.8 million, respectively, which was net of an allowance for doubtful accounts of $358,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance we reclassified our sales returns reserve to accrued liabilities. As of September 30, 2018 and December 31, 2017, the balance was $37,000 and $169,000, respectively.

Product Warranty

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2018 and December 31, 2017, accrued product warranties totaled $228,000 and $133,000, respectively.

The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2018 and December 31, 2017, we had an inventory reserve of $14.4 million and $13.3 million, respectively, for excess and obsolete inventory and $40,000 and $291,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

There were no impairment charges in the three and nine months ended September 30, 2018. The nine months ended September 30, 2017 include an impairment charge of $313,000 for one of the joint ventures that produces gallium. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we had written the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2018 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2018 and 2017.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

See Note 14—“Income Taxes” in the notes to condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$22,802	$22,377	$425	1.9%	$63,769	$58,095	$5,674	9.8%
Raw Materials and Others	5,824	5,791	33	0.6%	16,396	14,246	2,150	15.1%
Total revenue	$28,626	$28,168	$458	1.6%	$80,165	$72,341	$7,824	10.8%

Revenue increased $0.5 million, or 1.6%, to $28.6 million for the three months ended September 30, 2018 from $28.2 million for the three months ended September 30, 2017.  The revenue increase for the three months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of a higher demand for our InP substrates, primarily due to increased demand in the passive optical network (PON) and the silicon photonics market. The increase in InP substrate sales resulted from a higher number of overall units sold while average selling prices remained either flat or decreased slightly. Raw materials sales remained virtually flat at $5.8 million for the three months ended September 30, 2018 and for the three months ended September 30, 2017.

Revenue increased $7.8 million, or 10.8%, to $80.2 million for the nine months ended September 30, 2018 from $72.3 million for the nine months ended September 30, 2017.  The revenue increase for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily the result of higher demand for InP and Ge substrate wafers, as well as our semi-conducting GaAs wafers. Raw material sales increased 15% in the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in our substrate sales resulted from a higher number of overall units sold while average selling prices remained either flat or decreased slightly. Our InP substrate revenue increased in the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to increased demand for the PON market and the silicon photonics market while our Ge substrate revenue increased primarily due to more planned satellite launches in 2018. Stronger raw materials sales in the nine months ended September 30, 2018 as compared to the same period in 2017 resulted primarily from a higher number of pBN crucibles sold and an increase in the average selling price of pBN crucibles. Additionally, the average selling price of purified gallium (greater than 4N purity) stabilized as demand increased and the market was less oversupplied, which contributed to the stronger performance of our raw materials sales.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
China	$10,268	$7,203	$3,065	42.6%
% of total revenue	36%	26%
Taiwan	6,116	5,986	130	2.2%
% of total revenue	21%	21%
Europe (primarily Germany)	4,879	6,192	(1,313)	(21.2)%
% of total revenue	17%	22%
North America (primarily the United States)	2,967	2,159	808	37.4%
% of total revenue	11%	8%
Asia Pacific (excluding China, Taiwan and Japan)	2,334	2,934	(600)	(20.4)%
% of total revenue	8%	10%
Japan	2,062	3,694	(1,632)	(44.2)%
% of total revenue	7%	13%
Total revenue	$28,626	$28,168	$458	1.6%

Revenue from customers in China increased by 42.6% in the three months ended September 30, 2018, primarily due to an increase of $2.2 million, or 55%, from wafer substrate sales and an increase of $0.9 million, or 27%, from raw materials and others sales. Except for Ge substrate sales, which remained flat for the three months ended September 30, 2018, sales of each of GaAs and InP wafer substrates in China increased in the three months ended September 30, 2018 as compared to the same period in 2017. The growth of Ge substrate sales in China that we experienced in 2016 and 2017 continued into early 2018, but began to slow down as the demand of the satellite solar cell market remained flat in the three months ended September 30, 2018. Revenue from customers in North America increased by 37.4% in the three months ended September 30, 2018, primarily due to strong demand for GaAs substrates used in wireless and solar panel applications. Revenue from customers in Europe decreased by 21.2% due to a decrease in wafer substrate and raw material sales. Revenue from Japan, Taiwan and the other Asian Pacific countries, in aggregate, decreased by $2.1 million in the three months ended September 30, 2018 due to a decrease in wafer substrate and raw material sales.

	Nine Months Ended
	September 30,		Increase
	2018	2017	(Decrease)	% Change
	($ in thousands)
China	$26,271	$17,949	$8,322	46.4%
% of total revenue	33%	25%
Europe (primarily Germany)	17,957	17,638	319	1.8%
% of total revenue	22%	24%
Taiwan	15,445	13,499	1,946	14.4%
% of total revenue	19%	19%
North America (primarily the United States)	7,052	5,909	1,143	19.3%
% of total revenue	9%	8%
Japan	7,041	9,696	(2,655)	(27.4)%
% of total revenue	9%	13%
Asia Pacific (excluding China, Taiwan and Japan)	6,399	7,650	(1,251)	(16.4)%
% of total revenue	8%	11%
Total revenue	$80,165	$72,341	$7,824	10.8%

Revenue from customers in China increased by 46.4% in the nine months ended September 30, 2018, primarily due to an increase of $6.1 million, or 59%, from wafer substrate sales and an increase of $2.2 million, or 29%, from raw materials. Revenue from customers in Taiwan increased by 14.4% in the nine months ended September 30, 2018, primarily due to an increase of $1.9 million from wafer substrate sales. Revenue from customers in North America increased by 19.3% in the nine months ended September 30, 2018, primarily due to stronger demand in GaAs wafer substrates as compared to the same period in 2017. Revenue from customers in Europe increased by 1.8% in the nine months ended September 30, 2018 primarily due to stronger demand in GaAs and InP wafer substrate sales as compared to the same period in 2017. However, the combined revenue from other Asian countries and Japan decreased $3.9 million for the nine months ended September 30, 2018 to $13.4 million from $17.3 million for the nine months ended September 30, 2017. The revenue decrease from these countries for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a decrease in our substrate product sales in these regions, which was partially offset by an increase in raw materials sales in these regions in the nine months ended September 30, 2018.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$10,614	$11,133	$(519)	(4.7)%	$31,197	$24,677	$6,520	26.4%
Gross Margin %	37.1%	39.5%			38.9%	34.1%

Gross profit decreased $0.5 million, or 4.7%, to $10.6 million for the three months ended September 30, 2018 from $11.1 million for the three months ended September 30, 2017. Although revenue increased by $0.5 million, gross margin decreased primarily due to higher fixed overhead charges, higher priced raw materials and lower average selling prices for the three months ended September 30, 2018 as compared to the same period in 2017.

Gross profit increased $6.5 million, or 26.4%, to $31.2 million for the nine months ended September 30, 2018 from $24.7 million for the nine months ended September 30, 2017. Gross profit increased primarily due to favorable product mix, overall improvements in yield and manufacturing efficiencies and higher production volume for the nine months ended September 30, 2018 as compared to the same period in 2017.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,615	$4,484	$131	2.9%	$13,824	$12,219	$1,605	13.1%
% of total revenue	16.1%	15.9%			17.2%	16.9%

Selling, general and administrative expenses increased $0.1 million, or 2.9%, to $4.6 million for the three months ended September 30, 2018 from $4.5 million for the three months ended September 30, 2017. The higher selling, general and administrative expenses were primarily from higher personnel-related costs from hiring a new direct sales professional in Europe and higher travel expenses related to traveling to our new manufacturing sites, which were partially offset by lower professional service fees and lower sales commission expense resulting from the termination of our European sales representative.

Selling, general and administrative expenses increased $1.6 million, or 13.1%, to $13.8 million for the nine months ended September 30, 2018 from $12.2 million for the nine months ended September 30, 2017. The higher selling, general and administrative expenses incurred in the nine months ended September 30, 2018 as compared to the same period of 2017 were primarily from higher personnel-related costs from hiring a new direct sales professional in Europe and higher travel expenses related to traveling to our new manufacturing sites which were partially offset by  lower professional service fees, lower sales commission resulting from the termination of our European sales representatives in Europe and the absence of expenses incurred as a result of business interruption caused by the electrical fire in our Beijing facility on March 15, 2017.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,668	$1,410	$258	18.3%	$4,588	$3,553	$1,035	29.1%
% of total revenue	5.8%	5.0%			5.7%	4.9%

Research and development expenses increased $0.3 million, or 18.3%, to $1.7 million for the three months ended September 30, 2018 from $1.4 million for the three months ended September 30, 2017. Research and development expenses increased $1.0 million, or 29.1%, to $4.6 million for the nine months ended September 30, 2018 from $3.6 million for the nine months ended September 30, 2017. The increase in research and development expenses for the three and nine months ended September 30, 2018 was primarily due to the increased use of raw materials for product development programs at two of our consolidated subsidiaries and higher personnel-related costs.

Interest Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$133	$122	$11	9.0%	$414	$334	$80	24.0%
% of total revenue	0.5%	0.4%			0.5%	0.5%

Interest income, net remained unchanged for the three months ended September 30, 2018 as compared to the same period in 2017. Interest income, net increased for the nine months ended September 30, 2018 as compared to the same period in 2017 primarily due to higher market interest rates.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Earnings		September 30,		Equity in Earnings
	2018	2017	Change	% Change	2018	2017	Change	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$6	$(266)	$272	102.3%	$(21)	$(1,387)	$1,366	98.5%
% of total revenue	0.0%	(0.9)%			(0.0)%	(1.9)%

Equity in earnings (loss) of unconsolidated joint ventures is the aggregate net income (loss) from our seven minority-owned joint ventures that are not consolidated. Equity in earnings of unconsolidated joint ventures increased $272,000 to earnings of $6,000 for the three months ended September 30, 2018 from a loss of $266,000 for the three months ended September 30, 2017 as our unconsolidated joint ventures reported better performance in the three months ended in September 30, 2018 as compared to the same period of 2017.  The improvement is the result of price increases for raw materials. There were no impairment charges in the three months ended September 30, 2018 and September 30, 2017.

Equity in loss of unconsolidated joint ventures decreased $1.4 million to a loss of $21,000 for the nine months ended September 30, 2018 from a loss of $1.4 million for the nine months ended September 30, 2017 as a result of the absence of a $313,000 impairment charge for one of the joint ventures that produces gallium in the nine months ended September 30, 2017, better performance of our unconsolidated joint ventures and price increases for raw materials in the nine months ended in September 30, 2018 as compared to the same period of 2017. There were no impairment charges in the nine months ended September 30, 2018. Equity in loss of unconsolidated joint ventures for the nine months ended

September 30, 2017 includes an impairment charge of $313,000 for one of the joint ventures that produces gallium. During the first quarter of 2017, management determined it is unlikely that this company will recover from the difficult pricing environment and we wrote the investment down to zero.

Other Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income		September 30,		Other Income
	2018	2017	Change	% Change	2018	2017	Change	% Change
	($ in thousands)				($ in thousands)
Other income (expense), net	$87	$(349)	$436	124.9%	$(179)	$(403)	$224	55.6%
% of total revenue	0.3%	(1.2)%			(0.2)%	(0.6)%

Other income, net increased $436,000 to an income of $87,000 for the three months ended September 30, 2018 from a loss of $349,000 for the three months ended September 30, 2017. Other income, net increased primarily due to a higher foreign exchange gain in the three months ended September 30, 2018 as compared to the same period in 2017.

Other expense, net decreased $224,000 to a loss of $179,000 for the nine months ended September 30, 2018 from a loss of $403,000. Other expense, net decreased primarily due to a lower foreign exchange loss for the nine months ended September 30, 2018 as compared to the same period in 2017.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$410	$181	$229	126.5%	$1,111	$661	$450	68.1%
% of total revenue	1.4%	0.6%			1.4%	0.9%

Provision for income taxes for the three and nine months ended September 30, 2018 was $410,000 and $1.1 million, respectively, which was mostly related to higher profits in our wholly-owned China subsidiaries and our three consolidated joint venture companies in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $22 million in 2017, $68 million in 2016 and $66 million in 2015.

Net (Income) Loss Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Nine Months Ended		Net income attributable to
	September 30,		Noncontrolling interests		September 30,		Noncontrolling interests
	2018	2017	Increase	% Change	2018	2017	Increase	% Change
	($ in thousands)				($ in thousands)
Net (income) loss attributable to noncontrolling interests	$(208)	$(146)	$62	42.5%	$(1,173)	$226	$1,399	619.0%
% of total revenue	(0.7)%	(0.5)%			(1.5)%	0.3%

The increase in noncontrolling interests’ share of income for the three months ended September 30, 2018 as compared to the same period in 2017 was due to higher profitability from two of our three consolidated subsidiaries in China, which was partially offset with lower profitability from our other consolidated subsidiary in China.

The increase in noncontrolling interests’ share of income for the nine months ended September 30, 2018 as compared to the same period in 2017 was due to higher profitability from all three of our consolidated subsidiaries in China.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2018, our principal source of liquidity was $41.9 million, which consisted of cash and cash equivalents of $18.0 million, short-term investments of $21.9 million and long-term investments of $1.9 million. In the nine months ended September 30, 2018, cash and cash equivalents decreased by $26.3 million and short-term and long-term investments decreased by $8.8 million. The decrease in cash and cash equivalents of $26.3 million in the nine months ended September 30, 2018 was primarily due to net cash used in investing activities of $25.6 million, net cash used in operating activities of $0.2 million and the effect of exchange rate changes of $0.6 million partially offset by net cash provided by financing activities of $0.1 million. As of September 30, 2018, we and our consolidated joint ventures held approximately $11.9 million in cash and investments in foreign bank accounts. This consists of $4.6 million held by our wholly owned subsidiaries in China and $7.3 million held by our three partially-owned consolidated subsidiaries in China.

As of September 30, 2017, our principal source of liquidity was $78.3 million, which consisted of cash and cash equivalents of $48.1 million, short-term investments of $20.5 million and long-term investments of $9.7 million. In the nine months ended September 30, 2017, cash and cash equivalents increased by $11.9 million and short-term and long-term investments increased by $12.6 million. The increase in cash and cash equivalents of $11.9 million in the nine months ended September 30, 2017 was primarily due to net cash provided by operating activities of $8.0 million, net cash provided by financing activities of $32.9 million, primarily due to the net proceeds of $31.9 million received from the public offering of 5,307,692 shares of our common stock in March 2017 and proceeds of $1.5 million from the exercise of common stock options partially offset by the net dividends paid by our joint ventures of $0.5 million, which were partially offset by net cash used in investing activities of $29.2 million. As of September 30, 2017, we and our consolidated joint ventures held approximately $19.0 million in cash and investments in foreign bank accounts. This consists of $11.2 million held by our wholly-owned subsidiaries in China and $7.8 million held by our three partially-owned consolidated subsidiaries in China.

Net cash used in operating activities of $0.2 million for the nine months ended September 30, 2018 was primarily comprised of a net change of $17.1 million in operating assets and liabilities, primarily due to the net increase from inventories of $14.6 million, which were partially offset by net income of $11.9 million, adjusted for non-cash items of depreciation and amortization of $3.4 million, stock-based compensation of $1.4 million and amortization of marketable securities of $0.1 million.

Net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2017 was primarily comprised of net income of $6.8 million, adjusted for non-cash items of depreciation and amortization of $3.4 million, loss on equity method investments of $1.1 million, stock-based compensation of $1.0 million, impairment charge on equity investee of $0.3 million, which were partially offset by a net change of $4.6 million in operating assets and liabilities.

Net cash used in investing activities of $25.6 million for the nine months ended September 30, 2018 was primarily from the purchase of property, plant and equipment of $34.3 million and the purchase of marketable investment securities totaling $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $18.6 million.

Net cash used in investing activities of $29.2 million for the nine months ended September 30, 2017 was primarily from the purchase of marketable investment securities totaling $26.1 million and the purchase of property, plant and equipment of $16.6 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $13.3 million.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2018, which consisted of net proceeds of $264,000 on the issuance of common stock pursuant to stock option exercises and net proceeds of short-term loans of $291,000, which were partially offset by the purchase of subsidiary shares from noncontrolling interest of $415,000.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During nine months ended September 30, 2018, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2018, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our board of directors.  We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid.  During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets.  If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

The China central government is working with the Beijing city government to design a master development plan of the area where our manufacturing facility is located, which will result in the relocation of many of the manufacturing companies in our district.  We are required to relocate our gallium arsenide production line.  We are cooperating with the government and, in accordance with our relocation plan, are relocating our gallium arsenide production line as well as our germanium production line.  We will consider relocating our indium phosphide production subsequently.  On September 12, 2017, we announced that we completed the purchase of a new manufacturing site in the city of Dingxing, China.  The Dingxing site is approximately 18.75 acres and included three existing buildings, which comprise approximately 140,000 sq. feet of production space and 50,000 sq. feet designated for offices and dormitories.   We believe that 3D-sensing VCELs will require additional gallium arsenide capacity and we are constructing a fourth building at this site.  In addition, we have acquired a second new site in city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, which will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide ingot growth.  We do not yet have comprehensive construction bids for further modifications to the existing buildings or the construction of new buildings or third party estimates for the complete relocation costs, but we believe these costs will be in the range of $40 million to $50 million, which includes the amount we have already paid for the purchase of our new manufacturing facilities and will extend into 2019.  However, such costs could be higher than our current estimates.

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

In September 2018, Tongmei entered into a credit facility with ICBC in China with a $2.9 million line of credit at an annual interest rate of approximately 0.04% over the current Loan Prime Rate by published by ICBC. Accrued interest is calculated and paid monthly. The annual interest rate was approximately 4.4% as of September 30, 2018. This credit line is secured by Tongmei’s land-use right and all of its buildings located at its facility in Beijing. The primary intended use of the credit facility is for general purposes, which may include working capital, capital expenditures and other corporate expenses.

On September 30, 2018, we borrowed $291,000 against this credit line. The repayment of the full amount is due in September 2019. As of September 30, 2018, $291,000 was included in “Bank loan” in our condensed consolidated balance sheets.

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

Outstanding contractual obligations as of September 30, 2018 are summarized as follows (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$452	$193	$233	$26	$—
Royalty agreement	144	144	—	—	—
Total	$596	$337	$233	$26	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of September 30, 2018, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2018	Rate	Income	Income	Income
Cash and cash equivalents	$18,035	0.44%	$79	$71	$87
Investments in marketable debt	23,816	2.41%	574	517	631
			$653	$588	$718

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Three customers accounted for 15%, 14% and 11% of our accounts receivable balance as of September 30, 2018, and one customer accounted for 12% of our accounts receivable balance as of December 31, 2017.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our three consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2018 and December 31, 2017, we did not maintain any direct investments under the cost method, our direct three minority investments under the equity method totaled $5.1 million and $5.6 million, respectively, and our four indirect minority investments by our consolidated joint ventures totaled $4.4 million and $4.3 million, respectively. In aggregate, as of September 30, 2018 and December 31, 2017, the total of our direct and indirect investments in the seven companies under the equity method totaled $9.5 million and $9.8 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting made in the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross margin has fluctuated from period to period as a result of shifts in the cost of raw materials, shifts in product mix, hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we are increasing capacity by adding two new sites, which may reduce our utilization rate and increase our depreciation charges, at least until we de-commission part of our Beijing site. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2015, our revenue dropped to $18.1 million and our gross margin was only 17.1%.

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

We expect many of the key employees who are employed at our current manufacturing facility to relocate to the new sites or commute under a program we are developing.  There can be no assurances that the key employees will relocate or that we will be able to hire qualified employees for our new manufacturing facilities.  A loss of key employees and our inability to hire qualified employees could disrupt our production, which could materially and adversely impact our results of operations and our financial condition.

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

Global economic and political conditions, including trade tariffs and restrictions, have an impact on our business and financial condition in ways that we currently cannot predict.

Recent threats of trade tariffs and restrictions between China and the United States may, in our view, create an unstable environment.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that are now subject to tariffs when imported into the United States.  This pronouncement imposed 10% tariffs on our products and will have a negative impact on our operations and financial performance.  Although we do not believe the initial impact of approximately $150,000 per quarter is material, the future impact of tariffs and trade wars is uncertain.

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

Future tightening of credit markets and concerns regarding the availability of credit may make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment or of the products we sell. Delays in our customers’ ability to obtain such financing, or the unavailability of such financing, would adversely affect our product sales and revenues and, therefore, harm our business and operating results. We cannot predict the timing, duration of or effect on our business of any future economic downturn or the timing or strength of any subsequent recovery.

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

We have invested in 10 partially owned subsidiaries and joint venture companies in China that produce materials including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 20% to 97%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could result, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in reduced gross margin.

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

Our success depends on our ability to offer new product features, improved performance characteristics and new products, such as larger diameter substrates, low defect density substrates, thicker or thinner substrates, substrates with extreme surface flatness specifications, substrates that are manufactured with a doped crystal growth process or substrates that incorporate leading technology and other technological advances. New products must meet customer needs and compete effectively on quality, price and performance. The markets for our products are characterized by rapid technological change, changing customer needs and evolving industry standards. If our competitors introduce products employing new technologies or performance characteristics, our existing products could become obsolete and unmarketable. Over time, we have seen our competitors selling more substrates manufactured using a crystal growth technology similar to ours, which has eroded our technological differentiation.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions and trade wars are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Turbulence in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

All of our wafer substrates are manufactured in China and for the three months ended September 30, 2018, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  Our inbound products to the U.S. are subject to a 10% tariff assessed on the customs value of the goods as imported by us, effective approximately September 24, 2018.  Although we do not believe the initial impact of approximately $150,000 per quarter is material, the future impact of tariffs and trade wars is uncertain.  The tariffs are expected to increase to 25% in January 2019.  We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  Therefore, it is possible further tariffs may be imposed that could cover imports of our wafer substrates, and/or that our business may be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, including causing us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
•	disruptions during the relocation of our gallium arsenide product line;
•	disruptions in manufacturing if air pollution or another environmental hazard causes the government to order work stoppages;
•	fluctuation of our manufacturing yields;
•	decreases in the prices of our or our competitors’ products;
•	fluctuations in demand for our products;
•	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
•	decline in general economic conditions or downturns in the industry in which we compete;
•	expansion of our manufacturing capacity;
•	expansion of our operations in China;
•	limited availability and increased cost of raw materials;
•	costs incurred in connection with any future acquisitions of businesses or technologies; and
•	increases in our expenses, including expenses for research and development.

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

AXT, INC.

Dated: November 7, 2018	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)