Form 10-Q
period 2019-03-31
AXT INC
filed 2019-05-08
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2019

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

(510) 438-4700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $0.001 par value	AXTI	The NASDAQ Stock Market LLC

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Common Stock, $0.001 par value	40,100,768

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$21,060	$16,526
Short-term investments	13,085	22,129
Accounts receivable, net of allowances of $34 and $358 as of March 31, 2019 and December 31, 2018	19,605	19,586
Inventories	53,025	58,571
Prepaid expenses and other current assets	11,367	11,728
Total current assets	118,142	128,540
Long-term investments	—	717
Property, plant and equipment, net	84,975	82,280
Operating lease right-of-use assets	1,036	—
Other assets	10,405	11,987
Total assets	$214,558	$223,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,882	$13,338
Accrued liabilities	9,556	15,371
Total current liabilities	17,438	28,709
Noncurrent operating lease liabilities	926	—
Other long-term liabilities	213	283
Total liabilities	18,577	28,992
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2019 and December 31, 2018 (Liquidation preference of $7,037 and $6,992 as of March 31, 2019 and December 31, 2018)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 39,996 and 39,985 shares issued and outstanding as of March 31, 2019 and December 31, 2018	40	40
Additional paid-in capital	234,976	234,418
Accumulated deficit	(46,287)	(45,183)
Accumulated other comprehensive loss	(733)	(1,972)
Total AXT, Inc. stockholders’ equity	191,528	190,835
Noncontrolling interests	4,453	3,697
Total stockholders’ equity	195,981	194,532
Total liabilities and stockholders’ equity	$214,558	$223,524

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$20,208	$24,419
Cost of revenue	13,513	14,846
Gross profit	6,695	9,573
Operating expenses:
Selling, general and administrative	4,723	4,222
Research and development	1,346	1,420
Total operating expenses	6,069	5,642
Income from operations	626	3,931
Interest income, net	95	142
Equity in loss of unconsolidated joint ventures	(1,454)	(334)
Other expense, net	(134)	(215)
Income (loss) before provision for income taxes	(867)	3,524
Provision for income taxes	156	334
Net income (loss)	(1,023)	3,190
Less: Net income attributable to noncontrolling interests	(81)	(315)
Net income (loss) attributable to AXT, Inc.	$(1,104)	$2,875
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07
Weighted-average number of common shares outstanding:
Basic	39,352	38,941
Diluted	39,352	40,364

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018

Net income (loss)	$(1,023)	$3,190
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain, net of tax	2,474	2,816
Change in unrealized gain (loss) on available-for-sale investments, net of tax	57	(117)
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	(617)	—
Total other comprehensive income, net of tax	1,914	2,699
Comprehensive income	891	5,889
Less: Comprehensive loss (income) attributable to noncontrolling interests	(756)	(575)
Comprehensive income attributable to AXT, Inc.	$135	$5,314

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019		2018
Cash flows from operating activities:
Net income (loss)	$(1,023)		$3,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,460		1,070
Amortization of marketable securities premium	18		43
Impairment charge on equity investee	1,068		—
Stock-based compensation	558		467
Loss on disposal of equipment	31		—
Gain from deconsolidation of a subsidiary	(175)		—
Loss from equity method investments, net	561		334
Changes in operating assets and liabilities:
Accounts receivable	153		1,686
Inventories	6,279		(4,553)
Prepaid expenses and other current assets	517		993
Other assets	(766)		(64)
Accounts payable	(5,555)		334
Accrued liabilities	(5,996)	*	(2,096)	*
Other long-term liabilities, including royalties	7		191
Net cash provided by (used in) operating activities	(2,863)		1,595
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,909)		(11,849)
Purchases of available-for-sale securities	—		(9,938)
Proceeds from sales and maturities of available-for-sale securities	9,800		14,680
Net cash provided by (used in) investing activities	6,891		(7,107)
Cash flows from financing activities:
Proceeds from issuance of common stock and options exercised, net of issuance costs	—		66
Proceeds from sale of previously consolidated subsidiary shares	366		—
Net cash provided by financing activities	366		66
Effect of exchange rate changes on cash and cash equivalents	140		283
Net increase (decrease) in cash and cash equivalents	4,534		(5,163)
Cash and cash equivalents at the beginning of the period	16,526		44,352
Cash and cash equivalents at the end of the period	$21,060		$39,189

* Dividend accrued but not paid by one of our consolidated subsidiaries of $0 and $552 was included in accrued liabilities as of March 31, 2019 and 2018, respectively.

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

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2019.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. and Chaoyang Tongmei Xtal Technology Co., and, except as discussed below and in Note 7, our majority-owned, or significantly controlled subsidiaries, Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2019, we have five companies accounted for by the equity method. As of December 31, 2018, we had seven companies accounted for by the equity method. For subsidiaries that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

As discussed in Note 7, “Investments in Privately-Held Companies”, effective as of March 11, 2019 we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. As a result of this transaction, our investor partner became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, as of March 11, 2019 our Chief Executive Officer is no longer the chairman of JiYa’s board of directors and our Chief Financial Officer is no longer a member of JiYa’s board of financial supervisors. Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 810 “Consolidation”. As of March 12, 2019, we accounted for our retained investment in JiYa under the equity method of accounting, as we continue to exercise significant influence.

Our condensed consolidated balance sheet as of December 31, 2018, as reported, included JiYa’s assets and liabilities, after all significant inter-company accounts and transactions were eliminated. Our unaudited condensed consolidated balance sheet as of March 31, 2019 does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 include JiYa’s results for the period through March 11, 2019.

.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2019 and December 31, 2018, our cash, cash equivalents and investments are classified as follows (in thousands):

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$21,060	$—	$—	$21,060	$16,526	$—	$—	$16,526
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	21,060	—	—	21,060	16,526	—	—	16,526
Investments (available-for-sale):
Certificates of deposit [2]	4,509	—	(13)	4,496	4,508	—	(27)	4,481
Corporate bonds	8,603	—	(14)	8,589	18,422	—	(57)	18,365
Total investments	13,112	—	(27)	13,085	22,930	—	(84)	22,846
Total cash, cash equivalents and investments	$34,172	$—	$(27)	$34,145	$39,456	$—	$(84)	$39,372
Contractual maturities on investments:
Due within 1 year [3]	$13,112			$13,085	$22,210			$22,129
Due after 1 through 5 years [4]	—			—	720			717
	$13,112			$13,085	$22,930			$22,846

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of March 31, 2019 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on March 31, 2019. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$4,477	$(13)	$4,477	$(13)
Corporate bonds	—	—	8,589	(14)	8,589	(14)
Total in loss position	$—	$—	$13,066	$(27)	$13,066	$(27)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2018	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$717	$(3)	$3,746	$(24)	$4,463	$(27)
Corporate bonds	9,175	(29)	9,189	(28)	18,364	(57)
Total in loss position	$9,892	$(32)	$12,935	$(52)	$22,827	$(84)

Investments in Privately-held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies, including a minority investment indirectly in a privately-held company made by one of our consolidated subsidiaries, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $6.9 million and $8.4 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, there were five companies accounted for under the equity method, which is a reduction from seven companies accounted for under the equity method as of December 31, 2018 as a result of our deconsolidation of JiYa as of March 11, 2019. There were impairment charges of $1.1 million for one of our minority investments in the three months ended March 31, 2019 (see Note7). We had no impairment charges during 2018.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2019. There have been no transfers between fair value measurements levels during the three months ended March 31, 2019.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2019 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$4,496	$—	$4,496	$—
Corporate bonds	8,589	—	8,589	—
Total	$13,085	$—	$13,085	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7).  One such investment is a 25% ownership interest in a germanium materials company in China.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2019	2018
Inventories:
Raw materials	$21,482	$26,966
Work in process	28,088	28,217
Finished goods	3,455	3,388
	$53,025	$58,571

As of March 31, 2019 and December 31, 2018, carrying values of inventories were net of inventory reserves of $15.6 million and $14.8 million, respectively, for excess and obsolete inventory and $123,000 and $18,000, respectively, for lower of cost or net realizable value reserves. The reduction in raw materials is largely the result of the deconsolidation of our raw gallium company.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2019	2018
Property, plant and equipment:
Machinery and equipment, at cost	$45,446	$51,496
Less: accumulated depreciation and amortization	(36,360)	(41,431)
Building, at cost	39,599	39,775
Less: accumulated depreciation and amortization	(12,103)	(12,147)
Leasehold improvements, at cost	5,599	5,464
Less: accumulated depreciation and amortization	(4,671)	(4,497)
Construction in progress	47,465	43,620
	$84,975	$82,280

As of March 31, 2019, the balance of construction in progress was $47.5 million, of which $34.1 million was related to our buildings in our new Dingxing and Chaoyang locations, $3.9 million was for manufacturing equipment purchases not yet placed in service and $9.5 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2018, the balance of construction in progress was $43.6 million, of which, $31.7 million was for our buildings in our new Dingxing and Chaoyang locations, $2.2 million was for manufacturing equipment purchases not yet placed in service, and $9.7 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2019	2018
Preferred stock dividends payable	2,901	2,901
Accrued compensation and related charges	1,899	3,440
Payable in connection with repurchase of subsidiaries shares	1,176	1,147
Payable in connection with construction	540	2,912
Advance from customers	483	476
Accrued professional services	351	706
Accrued product warranty	325	236
Other tax payable	307	261
Other personnel related costs	196	202
Current portion of operating lease liabilities	118	—
Accrued income taxes	88	99
Accrual for sales refund liabilities	60	47
Deferred government grant income in connection with purchase of land	—	1,000
Dividends payable by consolidated joint ventures	—	504
Other accrued liabilities	1,112	1,440
	$9,556	$15,371

Note 6. Related Party Transactions

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously we were the largest shareholder of JiYa and as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd, became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, as of March 11, 2019, our Chief Executive Officer was no longer chairman of JiYa’s board of directors and our Chief Financial Officer was no longer on Jiya’s board of financial supervisors.

Previously, we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes, we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC Topic 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our condensed consolidated financial position and results of operation for all periods presented. JiYa continues to be a related party to us after deconsolidation, whom we may purchase raw materials from for production in the ordinary course of business from time to time.

Beginning in 2012, our consolidated joint venture, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), is contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2019 and 2018, JinMei has recorded $0 and $0 income from agency sales, respectively, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

In March 2012, our wholly-owned subsidiary, Tongmei, entered into an operating lease for the land it owns with our consolidated joint venture, BoYu. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year.

Tongmei purchases raw materials from Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of March 31, 2019 and December 31, 2018, amounts payable of $0 and $59,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of March 31, 2019 and December 31, 2018, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of March 31, 2019 and December 31, 2018, amounts payable of $156,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  As of March 31, 2019, JinMei repaid principal and interest totaling $494,000 to Tongmei. As of March 31, 2019 and December 31, 2018, the remaining balance of principal and interest totaled $299,000 and $316,000, respectively. JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location. Currently, JinMei expects to invest approximately $2.5 million to $3.5 million related to the new facilities in 2019.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. The loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. As of March 31, 2019 and December 31, 2018, the balances, including both principal and accrued interest, were $309,000 and $299,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended March 31, 2019 and 2018, BoYu has recorded $38,000 and $801,000, respectively, in revenue from this customer. As of March 31, 2019 and December 31, 2018, amounts receivable of $105,000 and $0, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

Note 7. Investments in Privately-Held Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. As of March 31, 2019, we maintained six direct investments. In addition, one of our consolidated subsidiaries has also made an investment in a privately-held company. As of March 31, 2019, we maintained one indirect investment. These companies form part of our overall supply chain.

The six direct investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2019	2018	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	97%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	3,331	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,459	$1,416	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	2,027	N/A	Equity	*39%
Xilingol Tongli Germanium Co. Ltd.	—	1,700	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	790	842	Equity	25%
	$4,276	$3,958

* Ownership percentage decreased from 46% to 39% as of March 11, 2019 in connection with our sale of shares of this entity.

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord.  Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously, we were the largest shareholder and, as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd., became the largest shareholder and assumed the right to appoint the general manager and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, as of March 11, 2019 our Chief Executive Officer was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member of JiYa’s board of financial supervisors.

Previously we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC Topic 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our condensed consolidated financial position and results of operation for all periods presented. JiYa continues to be a related party to us after deconsolidation, whom we may purchase raw materials from for production in the ordinary course of business from time to time.

We recorded a gain on the deconsolidation of JiYa of $175,000 as a component of “Equity in loss of unconsolidated joint ventures” for the three months ended March 31, 2019 in the condensed consolidated statement of operations and comprehensive income. On the date of deconsolidation, the fair value of the Company’s investment in JiYa exceeded the Company’s share of the net assets of JiYa, which generated the gain. As of March 12, 2019, we recorded our investment in JiYa at a fair value of $2,040,000, which was based on an independent third party valuation analysis. The valuation is based on the asset-based approach. The market-based approach is not deemed appropriate due to lack of availability of market data for comparable companies on the open market and the discounted cash flow approach is not deemed reliable because of the difficulty in predicting the future profitability of JiYa due to the volatility of the gallium market, the concentration of customers and the significant accumulated losses of JiYa. The asset-based approach examines the value of a company’s assets net of its liabilities to derive a value for the equity holders. The gain on deconsolidation includes the following:

Amount
(in thousands)
Fair value of the consideration received	$366
Fair value of the retained investment in Beijing JiYa Semiconductor Material Co., Ltd.	2,040
Carrying value of noncontrolling interest, net of accumulated other comprehensive income attributable to subsidiary	617
Derecognition of Beijing JiYa Semiconductor Material Co., Ltd.'s net asset	(2,848)
Gain recognized on deconsolidation of Beijing JiYa Semiconductor Material Co., Ltd.	$175

Amount
(in thousands)
Fair value of the retained investment in Beijing JiYa Semiconductor Material Co., Ltd.	$2,040
Carrying value of retained noncontrolling investment	(1,559)
Gain on retained noncontrolling investment due to remeasurement	$481

Our ownership of JinMei is 97%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners for $1.4 million. The $1.4 million is scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. The second installment of $1.2 million is scheduled to be paid after the completion of the relocation of JinMei’s headquarters and manufacturing operations and was included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. We consolidate JinMei as we have a controlling financial interest and have majority control of the board. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the board.

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

Although we have representation on the board of directors of each of these companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, ordinary course of business capital expenditures and sales of finished product, are made by local management with regular guidance and input from us.

During the three months ended March 31, 2019 and 2018, the three consolidated joint ventures, before eliminating inter-company transactions, generated income of $0.7 million and $1.4 million, respectively, of which gains of $81,000 and $315,000, respectively, were allocated to noncontrolling interests, resulting in an increase of $0.6 million and $1.1 million respectively, to our net income. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s direct minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $4.3 million and $4.0 million as of March 31, 2019 and December 31, 2018, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25% and 25%. These four companies are not considered variable interest entities because:

•	all four companies have sustainable businesses of their own;

•	our voting power is proportionate to our ownership interests;

•	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•

we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to any of these companies.

We also maintain one minority investment indirectly in a privately-held company through our consolidated joint ventures. The minority investment held by our consolidated joint venture JinMei, is accounted for under the equity method in the books of our consolidated joint ventures. As of March 31, 2019 and December 31, 2018, our consolidated joint venture included the minority investment in “Other assets” in our condensed consolidated balance sheets with a carrying value of $2.6 million and $4.5 million, respectively.

One of the direct minority investment entities in which we have a 25% ownership interest is a germanium materials company in China.  This company provides results to us only on a quarterly basis.  We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019.  The company is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China.  As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results.

AXT’s direct minority investment entities and the one minority investment of JinMei are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Net revenue	$6,441	$7,356
Gross profit (loss)	$(51)	$586
Operating loss	$(2,039)	$(1,735)
Net loss	$(2,446)	$(1,430)

Our portion of the losses, including impairment charges, from these five minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $1.6 million and $0.3 million, respectively, for the three months ended March 31, 2019 and 2018.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2019 and 2018, are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net loss	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	66	—	—	66	—	66
Stock-based compensation	—	—	467	—	—	467	—	467
Net income	—	—	—	2,875	—	2,875	315	3,190
Other comprehensive income	—	—	—	—	2,439	2,439	260	2,699
Balance as of March 31, 2018	$3,532	$39	$232,212	$(51,962)	$5,846	$189,667	$5,072	$194,739

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased from 2016 through 2018. During the three months ended March 31, 2019, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$31	$21
Selling, general and administrative	437	369
Research and development	90	77
Total stock-based compensation	558	467
Tax effect on stock-based compensation	—	—
Net effect on net income	$558	$467

As of March 31, 2019, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.4 million, net of estimated forfeitures of $152,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2019 and December 31, 2018 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2019 and 2018.

The following table summarizes the stock option transactions during the three months ended March 31, 2019 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2019	2,654	$4.09	6.28	$2,720
Granted	—	—
Exercised	—	—
Canceled and expired	—	—
Balance as of March 31, 2019	2,654	$4.09	6.04	$2,857
Options vested as of March 31, 2019 and unvested options expected to vest, net of forfeitures	2,632	$4.07	6.01	$2,856
Options exercisable as of March 31, 2019	1,956	$3.62	5.26	$2,546

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.45 on March 31, 2019, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2019 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2019	633	$6.85
Granted	12	$4.32
Vested	(1)	$7.35
Forfeited	—	$—
Non-vested as of March 31, 2019	644	$6.80

As of March 31, 2019, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.6 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income (loss) attributable to AXT, Inc.	$(1,104)	$2,875
Less: Preferred stock dividends	(44)	(44)
Net income (loss) available to common stockholders	$(1,148)	$2,831
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	39,352	38,941
Effect of dilutive securities:
Common stock options	—	1,289
Restricted stock awards	—	134
Denominator for dilutive net income (loss) per common shares	39,352	40,364
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,654	184
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	644	240

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2019 and December 31, 2018, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2019	2018
Product Type:
Substrates	$16,766	$19,364
Raw Materials and Others	3,442	5,055
Total	$20,208	$24,419

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2019	2018
Geographical region:
China	$7,111	$7,183
Europe (primarily Germany)	4,375	6,393
Taiwan	3,008	5,049
North America (primarily the United States)	2,738	1,845
Japan	1,792	2,455
Asia Pacific (excluding China, Taiwan and Japan)	1,184	1,494
Total	$20,208	$24,419

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Long-lived assets by geographic region, net of depreciation:
North America	$1,501	$445
China	84,510	81,835
	$86,011	$82,280

Significant Customers

Two customers, Haisi Optoelectronics and Landmark, represented 12% and 11%, respectively, of our revenue for the three months ended March 31, 2019 while two customers, Landmark and Osram Opto, each represented 12% of our revenue for the three months ended March 31, 2018.  Our top five customers, although not the same five customers for each period, represented 40% and 38% of our revenue for the three months ended March 31, 2019 and 2018, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Three customers accounted for 14%, 14% and 12% of our accounts receivable balance as of March 31, 2019, and three customers accounted for 17%, 12% and 10% of our accounts receivable as of December 31, 2018.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning accrued product warranty	$236	$133
Accruals for warranties issued	127	59
Adjustments related to pre-existing warranties including expirations and changes in estimates	93	(46)
Cost of warranty repair	(131)	(29)
Ending accrued product warranty	$325	$117

Contractual Obligations

We had entered into a royalty agreement with a competitor effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. Sumitomo has requested that we renew the agreement and we are evaluating the merits of this request.

Land Purchase and Investment Agreement

We are in the process of relocating our gallium arsenide production line to Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates, for example, the end users of 3-D sensing VCSELs (vertical cavity surface emitting lasers), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement. However, the agreement does state that each party has a right to seek from the other party compensation for losses. Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital. In addition, BoYu has a similar agreement with the city of Kazuo. The total investment targeted by BoYu in Kazuo is approximately $8 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2019, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a foreign currency transaction exchange loss of $56,000 and $224,000 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

We have completed the accounting associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act (“Tax Reform”). The U.S. Securities and Exchange Commission (“SEC”) had provided accounting and reporting guidance that allowed us to report provisional amounts within a measurement period up to one year from the enactment date. Complexities inherent in adopting the changes included additional guidance, interpretations of the law, and further analysis of data and tax positions. We do not expect there will be any significant subsequent adjustment to the impact of the Tax Reform.

Effective in 2018, the Tax Reform reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. We have considered the impact of these new taxes in the current period provision.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2019 includes no interest and penalties. As of March 31, 2019, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2019 was mostly related to our wholly-owned China subsidiaries and our two partially-owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2019 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of March 31, 2019. The following table reflects the contract liabilities balance as of March 31, 2019 and December 31, 2018 and the amount of revenue recognized, included in contract liabilities, in the three months ended March 31, 2019 (in thousands):

	March 31,	December 31,
	2019	2018
Contract liabilities	$(483)	$(476)
Revenue recognized, included in contract liabilities, in the three months ended from:	$167	Not Applicable

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%.  As of March 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

Note 17. Leases

We lease certain office space, warehouse and facilities under long-term operating leases expiring at various dates through November 30, 2023. The majority of our lease obligations relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the lease agreement, in 2020, we will have the option to extend the term of the lease for an additional three years. We are reasonably certain to exercise the option in the future. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the lease. All other operating leases have a term of 12 months or less.

On January 1, 2019, we adopted ASC Topic 842, Leases, (“ASC 842”), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our condensed consolidated statement of operations and condensed consolidated statement of comprehensive income for each period presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a material impact on our condensed consolidated balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $1.1 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a material impact on the measurement of the operating lease liability. We did not enter any new lease after January 1, 2019.

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. All of our leases are classified as operating leases and substantially all of our operating leases are comprised of office space leases. None of our leases are classified as, finance leases.

For all leases at the lease commencement date, a right-of-use asset and a lease liability are recognized. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease.

The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All right-of-use assets are reviewed for impairment. The lease liability is initially measured at the present value of the lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, our secured incremental borrowing rate for the same term as the underlying lease.

Lease payments included in the measurement of the lease liability comprise the following: the fixed noncancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early.

Lease expense for operating leases consists of the lease payments plus any initial direct costs, primarily brokerage commissions, and is recognized on a straight-line basis over the lease term.

We have elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on our right-of-use asset and lease liability was not material.

As of March 31, 2019, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2019	$120
2020	185
2021	282
2022	298
2023	289
Total minimum lease payments	1,174
Less: Interest	(130)
Present value of lease obligations	1,044
Less: Current portion	(118)
Long-term portion of lease obligations	$926

The weighted average remaining lease term and the weighted-average discount rate for our operating leases at March 31, 2019 was:

	March 31,	December 31,
	2019	2018
Weighted-average remaining lease term (years)	4.67	—
Weighted-average discount rate	4.43%	—

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$—

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

Three Months Ended
March 31, 2019
Operating lease	$61
Short term lease expense	14
Total	$75

Note 18. Recent Accounting Pronouncements

We adopted ASC 842, as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the exercise of our renewal option associated with our lease of facility in Fremont, California, would be reasonably certain in determining the expected lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of net lease assets of $1.1 million and lease liabilities of $1.1 million, as of January 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flow.

The impact of the adoption of ASC 842 on the balance sheet as of January 1, 2019 was (in thousands):

	As Reported	Adoption of ASC 842		Balance
	December 31, 2018	Increase (Decrease)		January 1, 2019
Operating lease right-of-use assets	$—	$1,086		$1,086
Total assets	223,524	1,086		224,610
Accrued liabilities	15,371	128	*	15,499
Total current liabilities	28,709	128		28,837
Long-term liability - operating leases	—	958		958
Total liabilities	28,992	1,086		30,078
Total liabilities and equity	223,524	1,086		224,610

* Short-term portion of lease liability included in accrued liabilities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our estimated construction and relocation costs with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, mandatory factory shutdowns in China, policies and regulations in China and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018 and the condensed consolidated financial statements included elsewhere in this report.

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

Our raw materials include both raw gallium and purified gallium.  We use purified gallium in producing our GaAs substrates and sell both raw gallium and purified gallium in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots including gallium arsenide, gallium nitride, gallium antimonide, gallium phosphide, and other materials and alloys.  We also produce pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE (Molecular Beam Epitaxy) reactors.  We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies. Our substrate product group generated 79%, 80% and 81% of our revenue and our raw materials product group generated 21%, 20% and 19% for 2018, 2017 and 2016, respectively.

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

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of 7 companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 97% to 20%. We have board representation in all 7 of these companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. In 2018, we achieved every major milestone established in our relocation plan for our gallium arsenide and germanium production lines. We intend to secure additional permits and approvals in 2019. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead. Our indium phosphide production line, as well as various administrative and sales functions, will remain primarily at our original site in the near future.

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

On September 24, 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  All of our wafer substrates are manufactured in China and for the three months ended March 31, 2019, approximately 14% of our revenue was generated by sales to customers in North America, primarily in the U.S.  Our inbound products to the U.S. are now subject to a 10% tariff assessed on the customs value of the goods as imported by us, effective approximately September 24, 2018.  Although we do not believe the initial impact of approximately $150,000 per quarter is material, the future impact of tariffs and trade wars is uncertain.  The tariffs could be increased to 25% sometime in the future.  We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2019 and December 31, 2018, our accounts receivable, net balance was $19.6 million and $19.6 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of March 31, 2019 and December 31, 2018, the balance was $60,000 and $47,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2019 and December 31, 2018, accrued product warranties totaled $325,000 and $236,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2019 and December 31, 2018, we had an inventory reserve of $15.6 million and $14.8 million, respectively, for excess and obsolete inventory and $123,000 and $18,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt and equity securities as available-for-sale securities in accordance with ASC Topic 320, Investments - Debt and Equity Securities. All available-for-sale securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

We have 25% ownership interest in a germanium materials company in China and we incurred an impairment charge for the period ended March 31, 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. There were no impairment charges in the three months ended March 31, 2018.

Fair Value of Investments

ASC 820, Fair Value Measurements and Disclosures establishes three levels of inputs that may be used to measure fair value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2019 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2019 and 2018.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Stock-based Compensation

We account for stock-based compensation in accordance with ASC 718.  Share-based awards granted include stock options and restricted stock awards. We utilize the Black‑Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term. Historical volatility of our stock price was used while the expected term for our options was estimated based on historical option exercise behavior and post-vesting forfeitures of options, and the contractual term, the vesting period and the expected term of the outstanding options. Further, we apply an expected forfeiture rate in determining the amount of share-based compensation. We use historical forfeitures to estimate the rate of future forfeitures. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock compensation. The cost of restricted stock awards is determined using the fair value of our common stock on the date of grant.

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

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
Product Type:	($ in thousands)
Substrates	$16,766	$19,364	$(2,598)	(13.4)%
Raw Materials and Others	3,442	5,055	(1,613)	(31.9)%
Total revenue	$20,208	$24,419	$(4,211)	(17.2)%

Revenue decreased $4.2 million, or 17.2%, to $20.2 million for the three months ended March 31, 2019 from $24.4 million for the three months ended March 31, 2018.  The substrate revenue decrease for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily the result of lower demand resulting from a global economic slow-down, including the semiconductor industry. Trade tensions and political tensions contributed to the slow-down.  Semi-insulating and semi-conducting GaAs revenue decreased as did Ge revenue. Raw materials sales decreased $1.6 million, or 31.9%, to $3.4 million for the three months ended March 31, 2018 as compared to the same period in 2018. The raw materials revenue decrease for the three months ended March 31, 2019 as compared to the same period in 2018, was primarily the result of a reduction in shipments at our deconsolidated subsidiary raw gallium company and our refined gallium company.

Revenue by Geographic Region

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
China	$7,111	$7,183	$(72)	(1.0)%
% of total revenue	35%	29%
Europe (primarily Germany)	4,375	6,393	(2,018)	(31.6)%
% of total revenue	22%	26%
Taiwan	3,008	5,049	(2,041)	(40.4)%
% of total revenue	14%	21%
North America (primarily the United States)	2,738	1,845	893	48.4%
% of total revenue	14%	8%
Japan	1,792	2,455	(663)	(27.0)%
% of total revenue	9%	10%
Asia Pacific (excluding China, Taiwan and Japan)	1,184	1,494	(310)	(20.7)%
% of total revenue	6%	6%
Total revenue	$20,208	$24,419	$(4,211)	(17.2)%

Revenue from customers in China remained relatively un-changed in the three months ended March 31, 2019. Revenue from customers in North America increased by 48.4% in the three months ended March 31, 2019, primarily due to higher InP shipments and the relocation by a customer in Japan of its manufacturing production from Japan to the United States for a certain division. Revenue from customers in Europe decreased by 31.6% primarily due to a reduction in demand of GaAs wafer substrates used by an  LED customer. Revenue from Japan, Taiwan and the other Asian Pacific countries, in aggregate, decreased by $3.0 million in the three months ended March 31, 2019 due to a decrease in demand for semiconducting GaAs used in wireless device application, and the relocation by a customer in Japan of its manufacturing production from Japan to the United States for a certain division.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
Gross profit	$6,695	$9,573	$(2,878)	(30.1)%
Gross Margin %	33.1%	39.2%

Gross profit decreased $2.9 million, or 30.1%, to $6.7 million for the three months ended March 31, 2019 from $9.6 million for the three months ended March 31, 2018. The decrease in gross profit is attributed to the lower sales volume during the period of March 31, 2019 when compared to the period ended March 31, 2018 and to higher manufacturing costs, particularly in GaAs.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,723	$4,222	$501	11.9%
% of total revenue	23.4%	17.3%

Selling, general and administrative expenses increased $0.5 million, or 11.9%, to $4.7 million for the three months ended March 31, 2019 from $4.2 million for the three months ended March 31, 2018. The higher selling, general and administrative expenses were primarily from increased expense at our consolidated subsidiary, new hires at our new locations, consultant expenses and higher travel expenses related to traveling to our new manufacturing sites and customer visits.

Research and Development

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
Research and development	$1,346	$1,420	$(74)	(5.2)%
% of total revenue	6.7%	5.8%

Research and development expenses decreased $0.1 million, or 5.2%, to $1.3 million for the three months ended March 31, 2019 from $1.4 million for the three months ended March 31, 2018. The decrease in research and development expenses for the three months ended March 31, 2019 was primarily due to a re-allocation of personnel at one of our consolidated subsidiaries partially offset by higher expense in new product testing at AXT.

Interest Income, Net

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
Interest income, net	$95	$142	$(47)	(33.1)%
% of total revenue	0.5%	0.6%

Interest income, net decreased $47,000 or 33.1% for the three months ended March 31, 2019 as compared to the same period in 2018. Interest income, net decreased for the three months ended March 31, 2019 as compared to the same period in 2018 primarily due to a reduction in the amount of cash and cash equivalents held by us.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Earnings
	2019	2018	Change	% Change
	($ in thousands)
Equity in loss of unconsolidated joint ventures	$1,454	$334	$1,120	335.3%
% of total revenue	7.2%	1.4%

The aggregate loss of these five companies increased $1.1 million to a loss of $1.4 million for the three months ended March 31, 2019 from a loss of $334,000 for the three months ended March 31, 2018.  This loss results in a decrease of the equity of unconsolidated joint ventures.  The $1.4 million for the three months ended March 31, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7).

Other Expense, Net

	Three Months Ended
	March 31,		Other Income
	2019	2018	Change	% Change
	($ in thousands)
Other expense, net	$134	$215	$(81)	(37.7)%
% of total revenue	0.7%	0.9%

Other expense, net decreased $81,000 to an expense of $134,000 for the three months ended March 31, 2019 from an expense of $215,000 for the three months ended March 31, 2018. Other expense, net decreased primarily due to a lower foreign exchange loss in the three months ended March 31, 2019 as compared to the same period in 2018.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$156	$334	$(178)	(53.3)%
% of total revenue	0.8%	1.4%

Provision for income taxes for the three months ended March 31, 2019 was $156,000, which was mostly related to lower profits in our wholly-owned China subsidiaries and our two consolidated joint venture companies in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $20 million in 2018, $22 million in 2017 and $68 million in 2016.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to
	March 31,		Noncontrolling interests
	2019	2018	Decrease	% Change
	($ in thousands)
Net income attributable to noncontrolling interests	$81	$315	$(234)	(74.3)%
% of total revenue	0.4%	1.3%

Net income attributable to noncontrolling interests decreased $234,000 or 74.3% to $81,000 for the three months ended March 31, 2019 from $315,000 for the three months ended March 31, 2018 primarily due to lower profitability from our China joint venture operations as sales decreased due to a reduction in raw material sales.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2019, our principal source of liquidity was $34.1 million, which consisted of cash and cash equivalents of $21.1 million and short-term investments of $13.1 million. In the three months ended March 31, 2019, cash and cash equivalents increased by $4.5 million and short-term and long-term investments decreased by $9.8 million. The increase in cash and cash equivalents of $4.5 million in the three months ended March 31, 2019 was primarily due to net cash provided by investing activities of $6.9 million, net cash provided by financing activities of $0.4 million and the effect of exchange rate changes of $0.1 million, partially offset by net cash used in operating activities of $2.9 million. As of March 31, 2019, we and our consolidated joint ventures held approximately $11.4 million in cash and investments in foreign bank accounts. This consists of $6.4 million held by our wholly-owned subsidiaries in China and $5.0 million held by our two partially-owned consolidated subsidiaries in China.

As of March 31, 2018, our principal source of liquidity was $66.9 million, which consisted of cash and cash equivalents of $39.2 million, short-term investments of $15.2 million and long-term investments of $12.5 million. In the three months ended March 31, 2018, cash and cash equivalents decreased by $5.2 million and short-term and long-term investments decreased by $4.9 million. The decrease in cash and cash equivalents of $5.2 million in the three months ended March 31, 2018 was primarily due to net cash used in investing activities of $7.1 million, partially offset by net cash provided by operating activities of $1.6 million and net cash provided by financing activities of $66,000. As of March 31, 2018, we and our consolidated joint ventures held approximately $16.7 million in cash and investments in foreign bank accounts. This consists of $9.6 million held by our wholly-owned subsidiaries in China and $7.1 million held by our three partially-owned consolidated subsidiaries in China.

Net cash used in operating activities of $2.9 million for the three months ended March 31, 2019 was primarily comprised of a net loss of $1.0 million, an adjustment for a non-cash item of $0.2 million gain from the deconsolidation of a subsidiary and a net change of $5.4 million in operating assets and liabilities, partially offset by the adjustment for non-cash items of depreciation and amortization of $1.5 million, impairment charge on equity investment of $1.1 million, stock based compensation of $0.6 million and loss on equity method investments of $0.6 million.

Net cash provided by operating activities of $1.6 million for the three months ended March 31, 2018 was primarily comprised of net income of $3.2 million, adjusted for non-cash items of depreciation and amortization of $1.1 million, loss on equity method investments of $0.3 million, stock-based compensation of $0.5 million, which were partially offset by a net change of $3.5 million in operating assets and liabilities.

Net cash provided by investing activities of $6.9 million for the three months ended March 31, 2019 was primarily from the proceeds from sales and maturities of available-for-sale securities of $9.8 million, partially offset by purchase of property, plant and equipment of $2.9 million.

Net cash used in investing activities of $7.1 million for the three months ended March 31, 2018 was primarily from the purchase of marketable investment securities totaling $9.9 million and the purchase of property, plant and equipment of $11.8 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $14.7 million.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019, which consisted of net proceeds of $366,000 on the sale of previously consolidated subsidiary shares.

Net cash provided by financing activities was $66,000 for the three months ended March 31, 2018, which consisted of net proceeds of $66,000 on the issuance of common stock pursuant to stock option exercises.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2016 under this program. During three months ended March 31, 2019, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

Dividends accrue on our outstanding Series A preferred stock, and are payable as and when declared by our board of directors.  We have never declared or paid any dividends on the Series A preferred stock.  By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid.  During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our condensed consolidated balance sheets. At the time we pay this accrued liability, our cash and cash equivalents will be reduced. We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We believe we have made significant progress in the relocation of our gallium arsenide and germanium production lines.  One new site, the city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide ingot growth. A second site, the city of Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding, will be used for wafer processing.  We expect to invest approximately $21 million related to the new facilities in 2019.  We intend to complete the relocation process for GaAs and Ge in 2019.

One of our consolidated joint venture companies, JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, near our own location. Currently, JinMei expects to invest approximately $2.5 to $3.5 million related to the new facilities in 2019. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. During 2019 and 2018, JinMei repaid to Tongmei principal and interest totaling $41,000 and $453,000, respectively. As of March 31, 2019, the remaining balance of principal and interest totaled $299,000.

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of March 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

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

Contractual Obligations

Purchase orders or contracts for the purchase of certain goods and services are not considered to be part of our contractual obligations. We cannot determine the aggregate amount of such purchase orders that represent contractual obligations because purchase orders may represent authorizations to purchase rather than binding agreements. For the purposes of this disclosure, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current needs and are fulfilled by our vendors within short time horizons. We also enter into contracts for outsourced services; however, the obligations under these contracts were not significant and the contracts generally contain clauses allowing for cancellation without significant penalty. Contractual obligations that are contingent upon the achievement of certain milestones would also not be included.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, please see “Note 18 - Recent Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2018 and 2016, we recorded a foreign exchange gain of $165,000, and $232,000, respectively, during 2017 we recorded a net foreign exchange loss of $602,000, included as part of other (expense) income, net in our consolidated statements of operation. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of March 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2019	Rate	Income	Income	Income
Cash and cash equivalents	$21,060	0.14%	$29	$26	$32
Investments in marketable debt	13,085	2.07%	271	244	298
			$300	$270	$330

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Three customers accounted for 14%, 14% and 12% of our trade accounts receivable balance as of March 31, 2019, and three customers accounted for 17%, 12% and 10% of our trade accounts receivable as of December 31, 2018.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our two consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended March 31, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of March 31, 2019 and December 31, 2018, we did not maintain any direct investments under the cost method. Our investments under the equity method totaled $4.3 million and $4.0 million, respectively. The indirect minority investments by our consolidated joint ventures totaled $2.6 million and $4.5 million, respectively. In aggregate, as of March 31, 2019 and December 31, 2018, the total of our direct and indirect investments under the equity method totaled $6.9 million and $8.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented changes to our internal controls to ensure compliance with the new leasing standards in accordance with ASC 842 effective January 1, 2019. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, we do not control the prices at which our subsidiaries and other joint venture companies sell their raw material products to third parties and we do not control their production process. However, because we consolidate the results of three of these companies with our own (reduced to two as of March 11, 2019), any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules. In this regard, in the first quarter of 2018 our consolidated raw gallium company incurred a $295,000 charge. In such events, our gross margin is adversely impacted.

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

If we are unable to utilize the available capacity in or manufacturing facilities, we may need to implement a restructuring plan, which could have a material adverse effect on our revenue, our results of operations and our financial condition. For example, in 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wholly-owned subsidiary, Beijing Tongmei Xtal Technology Co, Ltd., in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014. In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd., one of our partially-owned consolidated subsidiaries, which resulted in a reduction in force of 28 positions that were no longer required to support production and operations.

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

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially-owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in 2015, 2016 and 2017, and negatively impacted our financial results. In 2018, 2017 and 2016, the seven companies accounted for under the equity method of accounting contributed a loss of $1.1 million, $1.7 million and $2.0 million, respectively, to our consolidated financial statements.  There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. For example, in the first quarter of 2018, our consolidated raw gallium company incurred an inventory write-down charge of $295,000. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned companies, writing down our investment to zero value. Most recently, in the first quarter of 2019 we incurred an impairment charge of $1.1 million against one of our partially-owned companies, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production costs, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our 7 partially-owned joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in 7 partially-owned subsidiaries and joint venture companies in China that produce materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 20% to 97%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could result, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in higher costs and reduced gross margin.

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution, the government has ordered manufacturing companies to stop all production.  The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our unconsolidated joint venture companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations to the appropriate regulatory agencies but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results.

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

We have made direct investments or investments through our subsidiaries in 7 raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned suppliers, writing down our investment to zero value. Most recently, in the first quarter of 2019, we incurred an impairment charge of $1.1 million against one of our partially-owned companies, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 and continued through 2017 has weakened some of these companies and their losses have negatively impacted our financial results. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

In the past, most recently in Q4 2018 and Q1 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies, including AXT, were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then these shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to mandatory factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are in volume production, there is no mitigation of the risk of mandatory factory shutdowns.   Each of our seven raw material supply chain companies could also be impacted by environmental related orders from the central government.

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

Approximately 86% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

The functional currency of our wholly-owned Chinese subsidiary and our partially-owned joint venture companies is the Chinese renminbi, the local currency. We can incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third party supplier in China.  Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss.  Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

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

Since our wholly-owned subsidiaries and all of our partially-owned companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations to the appropriate regulatory agencies but there may not be actual violations.  In days of severe air pollution the government has ordered manufacturing companies to stop all production.  For example, in the fourth quarter of 2017 many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

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

Our liquidity is affected by many factors including among others, the relocation of our gallium arsenide manufacturing operations, the extent to which we pursue on-going capital expenditures, the acquisition and build out of the sites at Dingxing and Kazuo, the level of our production, the level of profits or losses, and other factors related to the uncertainties of the industry and global economies. Our relocation expenditures and any negative cash flow effects of these other factors will draw down our cash reserves, which could adversely affect our financial condition, require us to borrow under the Credit Agreement, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation. For example, we entered into a royalty agreement with Sumitomo in 2011 to settle its claim of patent infringement, which resulted in AXT paying to Sumitomo royalties for a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents. The agreement expired as of December 31, 2018. However, Sumitomo has requested that we renew the agreement and we are evaluating the merits of this request.

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

V.           Risks Related to Compliance, Environmental Regulations and Other Legal Matters

If we, or any of our partially-owned supply chain companies, fail to comply with environmental and safety regulations, we may be subject to significant fines or forced to cease our operations.

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of our real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development, and sales demonstrations. If we, or any of our partially-owned supply chain companies, fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to close or temporarily cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. However, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations to the appropriate regulatory agencies but there may not be actual violations. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then the shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are in volume production, there is no mitigation of the risk of mandatory factory shutdowns.   Each of our 7 raw material supply chain companies could also be impacted by environmental related orders from the central government.

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

AXT, INC.

Dated: May 8, 2019	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)