Form 10-Q
period 2019-06-30
AXT INC
filed 2019-08-08
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Stock, $0.001 par value	40,204,582

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$28,732	$16,526
Short-term investments	7,517	22,129
Accounts receivable, net of allowances of $34 and $358 as of June 30, 2019 and December 31, 2018	18,275	19,586
Inventories	50,326	58,571
Prepaid expenses and other current assets	6,853	11,728
Total current assets	111,703	128,540
Long-term investments	1,260	717
Property, plant and equipment, net	87,613	82,280
Operating lease right-of-use assets	986	—
Other assets	12,328	11,987
Total assets	$213,890	$223,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,004	$13,338
Accrued liabilities	10,945	15,371
Total current liabilities	16,949	28,709
Noncurrent operating lease liabilities	895	—
Other long-term liabilities	391	283
Total liabilities	18,235	28,992
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2019 and December 31, 2018 (Liquidation preference of $7,081 and $6,992 as of June 30, 2019 and December 31, 2018)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 40,205 and 39,985 shares issued and outstanding as of June 30, 2019 and December 31, 2018	40	40
Additional paid-in capital	235,702	234,418
Accumulated deficit	(44,836)	(45,183)
Accumulated other comprehensive loss	(3,130)	(1,972)
Total AXT, Inc. stockholders’ equity	191,308	190,835
Noncontrolling interests	4,347	3,697
Total stockholders’ equity	195,655	194,532
Total liabilities and stockholders’ equity	$213,890	$223,524

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$24,797	$27,120	$45,005	$51,539
Cost of revenue	16,291	16,110	29,804	30,956
Gross profit	8,506	11,010	15,201	20,583
Operating expenses:
Selling, general and administrative	4,769	4,987	9,492	9,209
Research and development	1,399	1,500	2,745	2,920
Total operating expenses	6,168	6,487	12,237	12,129
Income from operations	2,338	4,523	2,964	8,454
Interest income, net	79	139	174	281
Equity in earnings (loss) of unconsolidated joint ventures	8	307	(1,446)	(27)
Other expense, net	(90)	(51)	(224)	(266)
Income before provision for income taxes	2,335	4,918	1,468	8,442
Provision for income taxes	597	367	753	701
Net income	1,738	4,551	715	7,741
Less: Net income attributable to noncontrolling interests	(287)	(650)	(368)	(965)
Net income attributable to AXT, Inc.	$1,451	$3,901	$347	$6,776
Net income attributable to AXT, Inc. per common share:
Basic	$0.04	$0.10	$0.01	$0.17
Diluted	$0.04	$0.10	$0.01	$0.17
Weighted-average number of common shares outstanding:
Basic	39,447	39,001	39,399	38,970
Diluted	40,123	40,216	40,045	40,289

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$1,738	$4,551	$715	$7,741
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(2,474)	(5,018)	—	(2,202)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	23	40	80	(77)
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary		—	(617)	—
Total other comprehensive loss, net of tax	(2,451)	(4,978)	(537)	(2,279)
Comprehensive income (loss)	(713)	(427)	178	5,462
Less: Comprehensive income attributable to noncontrolling interests	(233)	(346)	(989)	(921)
Comprehensive income (loss) attributable to AXT, Inc.	$(946)	$(773)	$(811)	$4,541

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019		2018
Cash flows from operating activities:
Net income	$715		$7,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,830		2,207
Amortization of marketable securities premium	23		81
Impairment charge on equity investee	1,068		—
Stock-based compensation	1,126		931
(Gain) loss on disposal of equipment	30		(13)
Gain from deconsolidation of a subsidiary	(175)		—
Loss from equity method investments, net	553		27
Return on equity method investments	362		—
Changes in operating assets and liabilities:
Accounts receivable	1,304		61
Inventories	8,209		(11,923)
Prepaid expenses and other current assets	4,870		(2,075)
Other assets	(3,173)		59
Accounts payable	(7,330)		2,833
Accrued liabilities	(4,664)	*	(414)	*
Other long-term liabilities, including royalties	199		24
Net cash provided by (used in) operating activities	5,947		(461)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,226)		(21,920)
Proceeds from sale of equipment	—		11
Purchases of available-for-sale securities	(2,514)		(9,936)
Proceeds from sales and maturities of available-for-sale securities	16,640		17,870
Net cash provided by (used in) investing activities	5,900		(13,975)
Cash flows from financing activities:
Proceeds from common stock options exercised	232		178
Proceeds from sale of previously consolidated subsidiary shares	366		—
Consideration paid to repurchase subsidiary shares from noncontrolling interests	(262)		(163)
Net cash provided by financing activities	336		15
Effect of exchange rate changes on cash and cash equivalents	23		(233)
Net increase (decrease) in cash and cash equivalents	12,206		(14,654)
Cash and cash equivalents at the beginning of the period	16,526		44,352
Cash and cash equivalents at the end of the period	$28,732		$29,698
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$151		$1,192
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiaries shares from noncontrolling interests	$(74)		$196

* Dividend accrued but not paid by one of our consolidated subsidiaries of $0 and $524 was included in accrued liabilities as of June 30, 2019 and 2018, respectively.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2019 filed with the SEC on May 8, 2019.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd., ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. and MaAnShan JinMei Gallium Ltd., and, except as discussed below and in Note 7, our majority-owned subsidiary,  Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2019, we have five companies accounted for by the equity method. As of December 31, 2018, we had seven companies accounted for by the equity method. For the majority-owned subsidiary that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

As discussed in Note 7, “Investments in Privately-Held Companies”, effective as of March 11, 2019 we reduced our ownership in Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. As a result of this transaction, our investor partner became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, as of March 11, 2019 our Chief Executive Officer was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member  of JiYa’s board of financial supervisors. Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”).  As of March 12, 2019, we accounted for our retained investment in JiYa under the equity method of accounting, as we continue to exercise significant influence.

Our condensed consolidated balance sheet as of December 31, 2018, as reported, included JiYa’s assets and liabilities, after all significant inter-company accounts and transactions were eliminated. Our unaudited condensed consolidated balance sheet as of June 30, 2019 does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 include JiYa’s results for the period through March 11, 2019.

As discussed in Note 7, in May 2019, we purchased the remaining 3% ownership interest of JinMei from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%. As of June 1, 2019, we now refer to JinMei as a wholly-owned subsidiary instead of a significantly controlled subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of June 30, 2019 and December 31, 2018, our cash, cash equivalents and investments are classified as follows (in thousands):

	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$28,732	$—	$—	$28,732	$16,526	$—	$—	$16,526
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	28,732	—	—	28,732	16,526	—	—	16,526
Investments (available-for-sale):
Certificates of deposit [2]	4,268	1	(4)	4,265	4,508	—	(27)	4,481
Corporate bonds	4,513	2	(3)	4,512	18,422	—	(57)	18,365
Total investments	8,781	3	(7)	8,777	22,930	—	(84)	22,846
Total cash, cash equivalents and investments	$37,513	$3	$(7)	$37,509	$39,456	$—	$(84)	$39,372
Contractual maturities on investments:
Due within 1 year [3]	$7,521			$7,517	$22,210			$22,129
Due after 1 through 5 years [4]	1,260			1,260	720			717
	$8,781			$8,777	$22,930			$22,846

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of June 30, 2019 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on June 30, 2019. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$3,526	$(4)	$3,526	$(4)
Corporate bonds	—	—	1,998	(3)	1,998	(3)
Total in loss position	$—	$—	$5,524	$(7)	$5,524	$(7)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $6.4 million and $8.4 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, there were five companies accounted for under the equity method. There were no impairment charges in the three months ended June 30, 2019. The six months ended June 30, 2019 include an impairment charge of $1.1 million for one of our minority investments in the three months ended March 31, 2019 (see Note 7). We had no impairment charges during 2018.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2019. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2019.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2019 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$4,265	$—	$4,265	$—
Corporate bonds	4,512	—	4,512	—
Total	$8,777	$—	$8,777	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7).  One such investment is a 25% ownership interest in a germanium materials company in China.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and six months ended June 30, 2019 and 2018, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2019	2018
Inventories:
Raw materials	$24,276	$26,966
Work in process	23,491	28,217
Finished goods	2,559	3,388
	$50,326	$58,571

As of June 30, 2019 and December 31, 2018, carrying values of inventories were net of inventory reserves of $16.3 million and $14.8 million, respectively, for excess and obsolete inventory and $121,000 and $18,000, respectively, for lower of cost or net realizable value reserves. The reduction in raw materials is largely the result of the deconsolidation of our raw gallium company.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2019	2018
Property, plant and equipment:
Machinery and equipment, at cost	$45,251	$51,496
Less: accumulated depreciation and amortization	(36,672)	(41,431)
Building, at cost	39,144	39,775
Less: accumulated depreciation and amortization	(12,194)	(12,147)
Leasehold improvements, at cost	5,488	5,464
Less: accumulated depreciation and amortization	(4,652)	(4,497)
Construction in progress	51,248	43,620
	$87,613	$82,280

As of June 30, 2019, the balance of construction in progress was $51.2 million, of which $38.1 million was related to our buildings in our new Dingxing and ChaoYang locations, $4.1 million was for manufacturing equipment purchases not yet placed in service and $9.0 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2018, the balance of construction in progress was $43.6 million, of which $31.7 million was for our buildings in our new Dingxing and ChaoYang locations, $2.2 million was for manufacturing equipment purchases not yet placed in service, and $9.7 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2019	2018
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,508	3,440
Payable in connection with NJJM* employees severance related to relocation	1,238	—
Payable in connection with decontamination of NJJM factory	549	—
Accrued professional services	484	706
Payable in connection with construction	427	2,912
Advance from customers	395	476
Accrued income taxes	368	99
Accrued product warranty	353	236
Other personnel related costs	163	202
Other tax payable	126	261
Current portion of operating lease liabilities	121	—
Accrual for sales refund liabilities	61	47
Payable in connection with repurchase of subsidiaries shares	151	1,147
Deferred government grant income in connection with purchase of land	—	1,000
Dividends payable by consolidated joint ventures	—	504
Other accrued liabilities	1,100	1,440
	$10,945	$15,371

*Nanjing JinMei Gallium Co., Ltd.

Note 6. Related Party Transactions

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously we were the largest shareholder of JiYa and as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd. became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, as of March 11, 2019, our Chief Executive Officer was no longer chairman of JiYa’s board of directors and our Chief Financial Officer was no longer on JiYa’s board of financial supervisors.

Previously, we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes, we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our condensed consolidated financial position and results of operation for all periods presented. JiYa continues to be a related party to us after deconsolidation, from whom we may purchase raw materials for production in the ordinary course of business from time to time.

Beginning in 2012, our wholly-owned subsidiary, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2019 and 2018, JinMei has recorded $0 and $1,000 income from agency sales, respectively.  For the six months ended June 30, 2019 and 2018, JinMei has recorded $0 and $1,000 income from agency sales, respectively, which were included in “Other (expense) income, net” in the condensed consolidated statements of operations.

In March 2012, Tongmei, entered into an operating lease for the land it owns with our consolidated joint venture, BoYu. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000, subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year.

Tongmei ChaoYang purchases raw materials from Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of June 30, 2019 and December 31, 2018, amounts payable of $0 and $59,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“JiaMei”), for production in the ordinary course of business. As of June 30, 2019 and December 31, 2018, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of June 30, 2019 and December 31, 2018, amounts payable of $313,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  As of June 30, 2019, JinMei repaid principal and interest totaling $482,000 to Tongmei. As of June 30, 2019 and December 31, 2018, the remaining balance of principal and interest totaled $295,000 and $316,000, respectively. JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location. Currently, JinMei expects to invest approximately $2.5 million to $3.5 million related to the new facilities in 2019.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. As of June 30, 2019 and December 31, 2018, the balances, including both principal and accrued interest, were $455,721 and $299,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended June 30, 2019 and 2018, BoYu has recorded $19,000 and $530,000, respectively, in revenue from this customer. For the six months ended June 30, 2019 and 2018, BoYu has recorded $0.1 million and $1.3 million, respectively, in revenue from this customer. As of June 30, 2019 and December 31, 2018, amounts receivable of $18,000 and $0, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

Note 7. Investments in Privately-Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

As of June 30, 2019, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2019	2018	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	3,331	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,385	$1,416	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,966	N/A	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	1,700	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,353	N/A	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	745	842	Equity	25%
	$6,449	$3,958

* Ownership percentage decreased from 46% to 39% as of March 11, 2019 in connection with our sale of shares of this entity.

** In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately  $413,000. As a result, our ownership of JinMei increased from 97% to 100%.

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

Previously we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our condensed consolidated financial position and results of operation for all periods presented. JiYa continues to be a related party to us after deconsolidation, whom we may purchase raw materials from for production in the ordinary course of business from time to time.

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

Our ownership of JinMei is 100%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000.  In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately  $413,000. We paid approximately $262,000 in May 2019 and plan to pay the remainder of approximately $151,000 in January 2020. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we now refer to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

Although we have representation on the board of directors of each of the privately held raw material companies, the daily operations of each of these companies are managed by local management and not by us. Decisions concerning their respective short-term strategy and operations, ordinary course of business capital expenditures and sales of finished product, are made by local management with regular guidance and input from us.

During the three months ended June 30, 2019 and 2018, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $0.8 million and $2.1 million, respectively, of which gains of $0.3 million and $0.7 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $0.5 million and $1.5 million respectively, to our net income. During the six months ended June 30, 2019 and 2018, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.5 million and $3.5 million, respectively, of which gains of $0.4 million and $1.0 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $1.1 million and $2.5 million respectively, to our net income. Our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $6.4 million and $4.0 million as of June 30, 2019 and December 31, 2018, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

•	all minority investment entities have sustainable businesses of their own;

•	our voting power is proportionate to our ownership interests;

•	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

•

we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to any of these companies.

One of the minority investment entities in which we have a 25% ownership interest is a germanium materials company in China.  This company provides results to us only on a quarterly basis.  We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019.  The Company is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China.  As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue	$4,559	$8,993	$11,000	$16,349
Gross profit	$1,165	$1,702	$1,114	$1,737
Operating income (loss)	$618	$1,871	$(1,421)	$708
Net income (loss)	$430	$694	$(2,016)	$(737)

Our portion of the losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was an income of $8,000 and $0.3 million, respectively, for the three months ended June 30, 2019 and 2018. Our portion of the losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $1.6 million and $27,000, respectively, for the six months ended June 30, 2019 and 2018.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2019, are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net loss	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981
Common stock options exercised	—	—	232	—	—	232	—	232
Purchase of subsidiary shares from noncontrolling interests	—	—	(74)	—	—	(74)	(339)	(413)
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	568	—	—	568	—	568
Net income	—	—	—	1,451	—	1,451	287	1,738
Other comprehensive loss	—	—	—	—	(2,397)	(2,397)	(54)	(2,451)
Balance as of June 30, 2019	$3,532	$40	$235,702	$(44,836)	$(3,130)	$191,308	$4,347	$195,655

The changes in stockholders’ equity by component for the three and six months ended June 30, 2018, are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	66	—	—	66	—	66
Stock-based compensation	—	—	467	—	—	467	—	467
Net income	—	—	—	2,875	—	2,875	315	3,190
Other comprehensive income	—	—	—	—	2,439	2,439	260	2,699
Balance as of March 31, 2018	$3,532	$39	$232,212	$(51,962)	$5,846	$189,667	$5,072	$194,739
Common stock options exercised	—	—	112	—	—	112	—	112
Purchase of subsidiary shares from noncontrolling interests	—	—	196	—	—	196	(1,551)	(1,355)
Stock-based compensation	—	—	464	—	—	464	—	464
Net income	—	—	—	3,901	—	3,901	650	4,551
Other comprehensive loss	—	—	—	—	(4,674)	(4,674)	(304)	(4,978)
Balance as of June 30, 2018	$3,532	$39	$232,984	$(48,061)	$1,172	$189,666	$3,867	$193,533

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased from 2016 through 2018. During the three and six months ended June 30, 2019, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$30	$21	$61	$42
Selling, general and administrative	426	368	863	737
Research and development	112	75	202	152
Total stock-based compensation	568	464	1,126	931
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$568	$464	$1,126	$931

As of June 30, 2019, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.2 million, net of estimated forfeitures of $136,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2019 and December 31, 2018 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2019 and 2018.

The following table summarizes the stock option transactions during the six months ended June 30, 2019 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2019	2,654	$4.09	6.28	$2,720
Granted	—	—
Exercised	(98)	2.38
Canceled and expired	(13)	4.25
Balance as of June 30, 2019	2,543	$4.15	5.78	$2,022
Options vested as of June 30, 2019 and unvested options expected to vest, net of forfeitures	2,525	$4.14	5.76	$2,022
Options exercisable as of June 30, 2019	1,949	$3.70	5.05	$1,875

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.96 on June 30, 2019, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2019 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2019	633	$6.85
Granted	142	$5.14
Vested	(57)	$8.54
Forfeited	(19)	$7.16
Non-vested as of June 30, 2019	699	$6.35

As of June 30, 2019, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.8 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.53 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to AXT, Inc.	$1,451	$3,901	$347	$6,776
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income available to common stockholders	$1,407	$3,857	$259	$6,688
Denominator:
Denominator for basic net income per share - weighted-average common shares	39,447	39,001	39,399	38,970
Effect of dilutive securities:
Common stock options	624	1,094	602	1,191
Restricted stock awards	52	121	44	128
Denominator for dilutive net income per common shares	40,123	40,216	40,045	40,289
Net income attributable to AXT, Inc. per common share:
Basic	$0.04	$0.10	$0.01	$0.17
Diluted	$0.04	$0.10	$0.01	$0.17

Options excluded from diluted net income per share as the impact is anti-dilutive	1,280	228	1,284	186
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	568	249	550	240

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2019 and December 31, 2018, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Product Type:
Substrates	$20,599	$21,603	$37,365	$40,967
Raw Materials and Other	4,198	5,517	7,640	10,572
Total	$24,797	$27,120	$45,005	$51,539

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Geographical region:
China	$9,642	$8,820	$16,753	$16,003
Taiwan	4,655	4,280	7,663	9,329
Europe (primarily Germany)	4,640	6,685	9,015	13,078
Asia Pacific (excluding China, Taiwan and Japan)	2,738	2,571	3,922	4,065
North America (primarily the United States)	1,612	2,240	4,350	4,085
Japan	1,510	2,524	3,302	4,979
Total	$24,797	$27,120	$45,005	$51,539

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Long-lived assets by geographic region, net of depreciation:
North America	$1,094	$445
China	87,505	81,835
	$88,599	$82,280

Significant Customers

Two customers, Haisi Optoelectronics and Landmark, represented 18% and 15%, respectively, of our revenue for the three months ended June 30, 2019 while no customer represented more than 10% of our revenue for the three months ended June 30, 2018. Our top five customers, although not the same five customers for each period, represented 48% and 33% of our revenue for the three months ended June 30, 2019 and 2018, respectively.

Two customers, Haisi Optoelectronics and Landmark, represented 15% and 13%, respectively, of our revenue for the six months ended June 30, 2019 while two customers, Osram Opto and Landmark, represented 11% and 10%, respectively, of our revenue for the six months ended June 30, 2018.  Our top five customers, although not the same five customers for each period, represented 43% and 35% of our revenue for the six months ended June 30, 2019 and 2018, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral.  Three customers accounted for 14%,  11% and 10% of our accounts receivable balance as of June 30, 2019, and three customers accounted for 17%,  12% and 10% of our accounts receivable as of December 31, 2018.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning accrued product warranty	$325	$117	$236	$133
Accruals for warranties issued	115	74	242	133
Adjustments related to pre-existing warranties including expirations and changes in estimates	55	23	148	(23)
Cost of warranty repair	(142)	(36)	(273)	(65)
Ending accrued product warranty	$353	$178	$353	$178

Contractual Obligations

We had entered into a royalty agreement with a competitor, Sumitomo, effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. Sumitomo has requested that we renew the agreement and we are evaluating the merits of this request.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2019, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a foreign currency transaction exchange loss of $24,000 and $116,000 for the three months ended June 30, 2019 and 2018, respectively. We incurred a foreign currency transaction exchange loss of $80,000 and $340,000 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in “Other (expense) income, net” on our condensed consolidated statements of operations.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2019 includes no interest and penalties. As of June 30, 2019, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2019 was mostly related to our wholly-owned China subsidiaries and our one partially-owned subsidiary in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and six months ended June 30, 2019 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. Shipping and handling fees billed to customers in a sales transaction are recorded as an offset to shipping and handling expenses. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from net sales.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of June 30, 2019. The following table reflects the contract liabilities balance as of June 30, 2019, March 31, 2019, and December 31, 2018 and the amount of revenue recognized, included in contract liabilities, in the three months ended March 31, 2019 and six months ended June 30, 2019 (in thousands):

	June 30,	March 31,	December 31,
	2019	2019	2018
Contract liabilities	$(395)	$(483)	$(476)
Revenue recognized in the six and three months period ended as of June 30, 2019 from:
Amounts included in contract liabilities at the beginning of the period	$322	$226	Not Applicable

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%.  As of June 30, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

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

As of June 30, 2019, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2019	$81
2020	185
2021	282
2022	298
2023	289
Total minimum lease payments	1,135
Less: Interest	(119)
Present value of lease obligations	1,016
Less: Current portion	(121)
Long-term portion of lease obligations	$895

The weighted average remaining lease term and the weighted-average discount rate for our operating leases at June 30, 2019 was:

	June 30,	December 31,
	2019	2018
Weighted-average remaining lease term (years)	4.42	—
Weighted-average discount rate	4.43%	—

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$—

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease	$62	$123
Short term lease expense	14	28
Total	$76	$151

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

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership in these companies range from 100% to 25%. We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. In 2018, we achieved every major milestone established in our relocation plan for our gallium arsenide and germanium production lines. We intend to secure additional permits and approvals in 2019. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead. Our indium phosphide production line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

To mitigate our risks and maintain our production schedule, we are moving our gallium arsenide equipment in stages so that we will continue to produce our gallium arsenide products at our Beijing site, and then subsequently transfer increasing volume to the new sites. This approach will also minimize any disruption to our customers. We intend to complete the majority of this relocation in 2019. In 2018, we provided qualification wafers and our own internal characterization data from the new facilities to our customers. Our major customers are in the process of qualifying the wafer substrates before placing volume purchase orders for products from the new facilities. The relocation of our gallium arsenide production line requires us to continue to accurately execute our relocation plan. A failure to properly complete our relocation plan could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

On September 24, 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  All of our wafer substrates are manufactured in China and for the six months ended June 30, 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In May 2019, the inbound tariff rate was increased from 10% to 25%. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.

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

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including  high purity gallium (7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2019 and December 31, 2018, our accounts receivable, net balance was $18.3 million and $19.6 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of June 30, 2019 and December 31, 2018, the balance was $61,000 and  $47,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2019 and December 31, 2018, accrued product warranties totaled $353,000 and $236,000, respectively.  The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers.  If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2019 and December 31, 2018, we had an inventory reserve of $16.3 million and $14.8 million, respectively, for excess and obsolete inventory and $121,000 and $18,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We have 25% ownership interest in a germanium materials company in China and we incurred an impairment charge for the period ended March 31, 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2019 and 2018.

Fair Value of Investments

ASC 820, establishes three levels of inputs that may be used to measure fair value.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2019 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2019 and 2018.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

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

See Note 14—“Income Taxes” in the notes to condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$20,599	$21,603	$(1,004)	(4.6)%	$37,365	$40,967	$(3,602)	(8.8)%
Raw Materials and Other	4,198	5,517	(1,319)	(23.9)%	7,640	10,572	(2,932)	(27.7)%
Total revenue	$24,797	$27,120	$(2,323)	(8.6)%	$45,005	$51,539	$(6,534)	(12.7)%

Revenue decreased  $2.3 million, or 8.6%, to $24.8 million for the three months ended June 30, 2019 from $27.1 million for the three months ended June 30, 2018.  The substrate revenue decrease for the three months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of lower demand caused by a global economic slowdown,  which also affected the semiconductor industry. Trade tensions and political tensions contributed to the slowdown.  Semi-insulating and semi-conducting GaAs revenue decreased as did Ge revenue. Raw materials sales decreased $1.3 million, or 23.9%, to $4.2 million for the three months ended June 30, 2019 as compared to the same period in 2018. The raw materials revenue decrease for the three months ended June 30, 2019 as compared to the same period in 2018, was primarily the result of a reduction in shipments of refined gallium due to lower demand and loss of revenue from raw gallium due to the deconsolidation of JiYa after the first quarter of 2019.

Revenue decreased $6.5 million, or 12.7%, to $45.0 million for the six months ended June 30, 2019 from $51.5 million for the six months ended June 30, 2018.  The substrate revenue decrease for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of lower demand caused by a global economic slowdown,  which also affected the semiconductor industry. Trade tensions and political tensions contributed to the slowdown.  Semi-insulating and semi-conducting GaAs revenue decreased as did Ge revenue. Raw materials sales decreased $2.9 million, or 27.7%, to $7.6 million for the six months ended June 30, 2019 as compared to the same period in 2018. The raw materials revenue decrease for the six months ended June 30, 2019 as compared to the same period in 2018 was primarily the result of a reduction in shipments of refined gallium due to lower demand and loss of revenue from raw gallium due to the deconsolidation of JiYa after the first quarter of 2019.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
China	$9,642	$8,820	$822	9.3%
% of total revenue	39%	33%
Taiwan	4,655	4,280	375	8.8%
% of total revenue	19%	16%
Europe (primarily Germany)	4,640	6,685	(2,045)	(30.6)%
% of total revenue	19%	25%
Asia Pacific (excluding China, Taiwan and Japan)	2,738	2,571	167	6.5%
% of total revenue	11%	9%
North America (primarily the United States)	1,612	2,240	(628)	(28.0)%
% of total revenue	6%	8%
Japan	1,510	2,524	(1,014)	(40.2)%
% of total revenue	6%	9%
Total revenue	$24,797	$27,120	$(2,323)	(8.6)%

Revenue in Europe decreased by $2.0 million for the three months ended June 30, 2019, primarily due to lower revenue from GaAs and InP. Revenue in Japan decreased $1.0  million as a result of the relocation by a customer in Japan of its manufacturing production from Japan to the United States for a certain division and lower sales of semi-insulating GaAs. Revenue in China increased $822,000 as a result of increased InP sales.

	Six Months Ended
	June 30,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
China	$16,753	$16,003	$750	4.7%
% of total revenue	37%	31%
Europe (primarily Germany)	9,015	13,078	(4,063)	(31.1)%
% of total revenue	20%	25%
Taiwan	7,663	9,329	(1,666)	(17.9)%
% of total revenue	17%	18%
Asia Pacific (excluding China, Taiwan and Japan)	3,922	4,065	(143)	(3.5)%
% of total revenue	9%	8%
North America (primarily the United States)	4,350	4,085	265	6.5%
% of total revenue	10%	8%
Japan	3,302	4,979	(1,677)	(33.7)%
% of total revenue	7%	10%
Total revenue	$45,005	$51,539	$(6,534)	(12.7)%

Revenue in Europe decreased by $4.1 million for the six months ended June 30, 2019, primarily due to lower revenue from GaAs and InP. In addition, revenue from raw material sales in Europe decreased. Revenue in Japan decreased $1.7 million as a result of lower demand for GaAs. Revenue in Taiwan decreased $1.7 million primarily due to reduced sales of GaAs. Revenue in China increased $750,000 as a result of increased InP sales.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$8,506	$11,010	$(2,504)	(22.7)%	$15,201	$20,583	$(5,382)	(26.1)%
Gross Margin %	34.3%	40.6%			33.8%	39.9%

Gross profit decreased $2.5 million, or 22.7%, to $8.5 million for the three months ended June 30, 2019 from $11.0 million for the three months ended June 30, 2018. The decrease in gross profit is attributed to the lower sales volume during the period of June 30, 2019 when compared to the period ended June 30, 2018 and to higher manufacturing costs, particularly in GaAs.

Gross profit decreased $5.4 million or 26.1% for the six months ended June 30, 2019 from $20.6 million for the six months ended June 30, 2018. The decrease in gross profit is attributed to the lower sales volume during the period of June 30, 2019 when compared to the period ended June 30, 2018 and to higher manufacturing costs, particularly in GaAs.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,769	$4,987	$(218)	(4.4)%	$9,492	$9,209	$283	3.1%
% of total revenue	19.2%	18.4%			21.1%	17.9%

Selling, general and administrative expenses decreased $0.2 million, or 4.4%, to $4.8 million for the three months ended June 30, 2019 from $5.0 million for the three months ended June 30, 2018. Selling expense was relatively flat while general and administration expense had lower costs for personnel related, office supply and conference meeting related.

Selling, general and administrative expenses increased $0.3 million, or 3.1%, to $9.5 million for the six months ended June 30, 2019 from $9.2 million for the six months ended June 30, 2018. The higher selling, general and administrative expenses were primarily from increased expenses for permits, licenses and registration and personnel related costs partially offset by lower office supplies and facility related costs.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,399	$1,500	$(101)	(6.7)%	$2,745	$2,920	$(175)	(6.0)%
% of total revenue	5.6%	5.5%			6.1%	5.7%

Research and development expenses decreased $0.1 million, or 6.7%, to $1.4 million for the three months ended June 30, 2019 from $1.5 million for the three months ended June 30, 2018.  Research and Development expenses decreased $0.2 million or 6.0% to $2.7 million for the six months ended June 30, 2019 from $2.9 million for the six months ended June 30, 2018. The decrease in research and development expenses for the three and six months ended June 30, 2019 was primarily due to a re-allocation of personnel at one of our raw material subsidiaries partially offset by higher expense in our new product testing.

Interest Income, Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$79	$139	$(60)	(43.2)%	$174	$281	$(107)	(38.1)%
% of total revenue	0.3%	0.5%			0.4%	0.5%

Interest income, net decreased $60,000 or 43.2% for the three months ended June 30, 2019 as compared to the same period in 2018. Interest income, net decreased $0.1 million or 38.1% for the six months ended June 30, 2019 as compared to the same period in 2018. Interest income, net decreased for the three and six months ended June 30, 2019 as compared to the same period in 2018 primarily due to a reduction in the amount of cash and cash equivalents held by us.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Earnings		June 30,		Equity in Earnings
	2019	2018	Change	% Change	2019	2018	Change	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$8	$307	$(299)	(97.4)%	$(1,446)	$(27)	$(1,419)	(5,255.6)%
% of total revenue	0.0%	1.1%			(3.2)%	(0.1)%

The aggregate gain of our unconsolidated joint ventures decreased $299,000 to a gain of $8,000 for the three months ended June 30, 2019 from a gain of $307,000 for the three months ended June 30, 2018.  This gain results in an increase of the equity of unconsolidated joint ventures.  The aggregate loss of these companies increased $1.4 million or 5,256% for the six months ended June 30, 2019 from a loss of $27,000 for the six months ended June 30, 2018. The $1.4 million aggregate loss for the six months ended June 30, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7).

Other Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		Other Income		June 30,		Other Income
	2019	2018	Change	% Change	2019	2018	Change	% Change
	($ in thousands)				($ in thousands)
Other expense, net	$90	$51	$39	76.5%	$224	$266	$(42)	(15.8)%
% of total revenue	0.4%	0.2%			0.5%	0.5%

Other expense, net increased $39,000 to an expense of $90,000 for the three months ended June 30, 2019 from an expense of $51,000 for the three months ended June 30, 2018.  Other expense, net increased primarily due to an increase in other expense at our consolidated subsidiary, BoYu, partially offset by lower foreign exchange loss in the three months ended June 30, 2019 as compared to the same period in 2018.

Other expense, net decreased $42,000 to an expense of $224,000 for the six months ended June 30, 2019 from an expense of $266,000 for the six months ended June 30, 2018. Other expense, net decreased primarily due to a lower foreign exchange loss, partially offset by an increase in other expenses at our consolidated subsidiary in the six months ended June 30, 2019 as compared to the same period in 2018.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$597	$367	$230	62.7%	$753	$701	$52	7.4%
% of total revenue	2.4%	1.4%			1.7%	1.4%

Provision for income taxes for the three and six months ended June 30, 2019 was $597,000 and $753,000, respectively, which was primarily related to higher profits in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $20 million in 2018 and  $22 million in 2017.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Six Months Ended		Net income attributable to
	June 30,		Noncontrolling interests		June 30,		Noncontrolling interests
	2019	2018	Decrease	% Change	2019	2018	Decrease	% Change
	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests	$287	$650	$(363)	(55.8)%	$368	$965	$(597)	(61.9)%
% of total revenue	1.2%	2.4%			0.8%	1.9%

Net income attributable to noncontrolling interests decreased $363,000 or 55.8% to $287,000 for the three months ended June 30, 2019 from $650,000 for the three months ended June 30, 2018 primarily due to lower profitability from our China joint venture operations as sales decreased due to a reduction in raw materials sales.

Net income attributable to noncontrolling interests decreased $597,000 or 61.9% to $368,000 for the six months ended June 30, 2019 from $965,000 for the six months ended June 30, 2018 primarily due to lower profitability from our China joint venture operations as sales decreased due to a reduction in raw materials sales.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities,  certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2019, our principal source of liquidity was $37.5 million, which consisted of cash and cash equivalents of $28.7 million and investments of $8.8 million. In the six months ended June 30, 2019, cash and cash equivalents increased by $12.2 million and short-term and long-term investments decreased by $14.1 million. The increase in cash and cash equivalents of $12.2 million in the six months ended June 30, 2019 was primarily due to net cash provided by investing activities of $5.9 million, net cash provided by operating activities of $6.0 million, net cash provided by financing activities of $0.3 million and the effect of exchange rate changes of $23,000. As of June 30, 2019, we and our consolidated joint ventures held approximately $18.0 million in cash and investments in foreign bank accounts. This consists of $15.0 million held by our wholly-owned subsidiaries in China and $3.0 million held by our partially-owned consolidated subsidiary in China.

As of June 30, 2018, our principal source of liquidity was $54.2 million, which consisted of cash and cash equivalents of $29.7 million, short-term investments of $18.8 million and long-term investments of $5.7 million. In the six months ended June 30, 2018, cash and cash equivalents decreased by $14.7 million and short-term and long-term investments decreased by $8.1 million. The decrease in cash and cash equivalents of $14.7 million in the six months ended June 30, 2018 was primarily due to net cash used in investing activities of $14.0 million, net cash used in operating activities of $0.5 million and the effect of exchange rate changes of $0.2 million. As of June 30, 2018, we and our consolidated joint ventures held approximately $18.5 million in cash and investments in foreign bank accounts. This consists of $9.3 million held by our wholly-owned subsidiaries in China and $9.2 million held by our partially-owned consolidated subsidiaries in China.

Net cash provided by operating activities of $6.0 million for the six months ended June 30, 2019 was primarily comprised of a net income of $0.7 million, return on equity method investments of $0.4 million, the adjustment for non-cash items of depreciation and amortization of $2.8 million, impairment charge on equity investment of $1.1 million, stock-based compensation of $1.1 million and loss on equity method investments of $0.6 million, partially offset by an adjustment for a non-cash item of $0.2 million gain from the deconsolidation of a subsidiary and a net change of $0.6 million in operating assets and liabilities.

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

Net cash provided by investing activities of $5.9 million for the six months ended June 30, 2019 was primarily from the proceeds from sales and maturities of available-for-sale securities of $16.6 million,  partially offset by purchase of property, plant and equipment of $8.2 million and purchase of available for sale securities of $2.5 million.

Net cash used in investing activities of $14.0 million for the six months ended June 30, 2018 was primarily from the purchase of property, plant and equipment of $21.9 million and the purchase of marketable investment securities totaling $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $17.9 million.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2019, which consisted of net proceeds of $0.4 million on the sale of previously consolidated subsidiary shares and proceeds from common stock exercised of $0.2 million, partially offset by consideration paid in cash to repurchase of subsidiary shares from noncontrolling interests of $0.3 million.

Net cash provided by financing activities was $15,000 for the six months ended June 30, 2018, which consisted of net proceeds of $178,000 on the issuance of common stock pursuant to stock option exercises which was partially offset by the purchase of subsidiary shares from noncontrolling interest of $163,000.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During six months ended June 30, 2019, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We believe we have made significant progress in the relocation of our gallium arsenide and germanium production lines.  One new site, the city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide ingot growth. A second site, the city of Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding, will be used for wafer processing.  We expect to spend approximately $21 million related to the new facilities in 2019.  We intend to complete the majority of the relocation process for GaAs and Ge in 2019. However, the customer qualification process will extend into 2020.

One of our consolidated joint venture companies, JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, near our own location. Currently, JinMei expects to invest approximately $2.5 to $3.5 million related to the new facilities in 2019. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. During 2019 and 2018, JinMei repaid to Tongmei principal and interest totaling  $29,000 and $453,000, respectively. As of June 30, 2019, the remaining balance of principal and interest totaled $295,000.

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of June 30, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2018 and 2016, we recorded a foreign exchange gain of $165,000, and $232,000, respectively, during 2017 we recorded a  net foreign exchange loss of $602,000,  included as part of other (expense) income, net in our consolidated statements of operation. In the first six months of 2019 we have recorded a foreign exchange loss of $80,000. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of June 30, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2019	Rate	Income	Income	Income
Cash and cash equivalents	$28,732	0.19%	$55	$50	$61
Investments in marketable debt	8,777	2.19%	192	173	211
			$247	$223	$272

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Three customers accounted for 14%, 11% and 10%  of our trade accounts receivable balance as of June 30, 2019, and three customers accounted for 17%, 12% and 10% of our trade accounts receivable as of December 31, 2018.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us or by one of our supply chain companies in China.  These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended June 30, 2019 includes an impairment charge from March 31, 2019 of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of June 30, 2019 and December 31, 2018,  these investment assets totaled $6.4 million and $8.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, shifts in the cost of raw materials, shifts in product mix, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to the hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. A recent example is that in the third quarter of 2018 our gross margin was 37.1% but it dropped to 26.3% in the fourth quarter of 2018 as a result of several of these factors.

Further, we do not control the prices at which our raw material companies sell their raw material products to third parties and we do not control their production process. However, because we consolidate the results of two of these raw material companies with our own, any reduction in their gross margins could have a significant, adverse impact on our overall gross margins. One or more of our companies has in the past sold, and may in the future sell, raw materials at significantly reduced prices in order to gain volume sales or sales to new customers. In addition, at some points in the last three years, the market price of gallium dropped below our per unit inventory cost and we incurred an inventory write down under the lower of cost or net realizable value accounting rules. In this regard, in the first quarter of 2018 our consolidated raw gallium company incurred a $295,000 charge. In such events, our gross margin is adversely impacted.

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

If we are unable to utilize the available capacity in or manufacturing facilities, we may need to implement a restructuring plan, which could have a material adverse effect on our revenue, our results of operations and our financial condition. For example, in 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wafer manufacturing company, Tongmei, in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014. In the second quarter of 2016, we restructured the operations of Beijing JiYa Semiconductor Material Co., Ltd.  which resulted in a reduction in force of 28 positions that were no longer required to support production and operations.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. In 2018, we made significant progress in the relocation of our gallium arsenide and germanium production lines and we intend to complete the majority of this relocation in 2019.

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

In 2018, we provided qualification wafers and our own internal characterization data from the new facilities to our customers. Our major customers are in the process of qualifying the wafer substrates before placing volume purchase orders for products from the new facilities. Once qualified, customers may still delay placing volume orders for wafers from the new site. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

As required by the Beijing city government we are relocating gallium arsenide production so that it is not within Beijing. In 2018, we provided qualification wafers and our own internal characterization data from the new facilities to our customers. Most of our major customers will view this as a process engineering change and their internal quality control system will require them to re-qualify the wafer substrates produced at our new manufacturing site to ensure that the product characteristics still conform to their specification.  Delays in the qualification process or failures to re-qualify could result in a reduction of orders and have a material adverse effect on our revenue. Further, once qualified, customers may still delay placing volume orders for wafers from the new site.

Global economic and political conditions, including trade tariffs and restrictions, have an impact on our business and financial condition in ways that we currently cannot predict.

Recent tariffs and threats of trade tariffs and restrictions between China and the United States, in our view, create an unstable environment.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that are now subject to tariffs when imported into the United States.  This pronouncement imposed 10% tariffs on our products and will have a negative impact on our operations and financial performance.  Although we do not believe the initial impact of approximately $150,000 per quarter was material, in May 2019 the tariff rate was increased to 25%. In August 2019, the Trump Administration announced its intention to extend tariffs of 10% to additional Chinese imports, which would take effect on September 1, 2019. The future impact of tariffs and trade wars is uncertain.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in 2015, 2016 and 2017, and negatively impacted our financial results. In 2018, 2017 and 2016, the companies accounted for under the equity method of accounting contributed a loss of $1.1 million, $1.7 million and $2.0 million, respectively, to our consolidated financial statements.  There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. For example, in the first quarter of 2018, our consolidated raw gallium company incurred an inventory write-down charge of $295,000. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned companies, writing down our investment to zero value. Most recently, in the first quarter of 2019 we incurred an impairment charge of $1.1 million against one of our partially-owned companies, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production costs, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our raw material joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in raw material joint venture companies in China that produce materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by our consolidated subsidiaries in these companies range from 100% to 25%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could result, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third party supplier, resulting in higher costs and reduced gross margin.

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution, the government has ordered manufacturing companies to stop all production.  The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our unconsolidated joint venture companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results.

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

We have made direct investments or investments through our subsidiaries in  raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned suppliers, writing down our investment to zero value. Most recently, in the first quarter of 2019, we incurred an impairment charge of $1.1 million against one of our partially-owned companies, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 and continued through 2017 has weakened some of these companies and their losses have negatively impacted our financial results. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars and Brexit are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

In the past, most recently in the fourth quarter of 2018 and the six months ended June 30, 2019, we experienced delays in customer purchasing decisions and disruptions in  a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution.  These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies, including AXT, were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then these shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to mandatory factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are in volume production, there is no mitigation of the risk of mandatory factory shutdowns.   Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

All of our wafer substrates are manufactured in China and in 2018, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  Our inbound products to the U.S. are subject to a 10% tariff assessed on the customs value of the goods as imported by us, effective approximately September 24, 2018.  Although we do not believe the initial impact of approximately $150,000 per quarter was material, in May 2019 the tariff rate was increased to 25%. In August 2019, the Trump Administration announced its intention to extend tariffs of 10% to additional Chinese imports, which would take effect on September 1, 2019. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  It is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

We manufacture our substrates in China and, in 2018, approximately 90% of our sales were to customers located outside of the United States.  Further, we have partial ownership of raw material companies in China as part of our supply chain.  The United States’ current foreign policy could create uncertainty and caution in the international business community, resulting in possible disruptions in manufacturing, import/export, trade tariffs, sales, investments or other business activity.  Such disruptions could have an adverse impact on our financial performance.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution.  The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations.  In days of severe air pollution the government has ordered manufacturing companies to stop all production.  For example, in the fourth quarter of 2017 many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products.  Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

An important example of some of these factors is seen in a change underway in Beijing.  The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. In 2018, AXT made significant progress in the relocation of our gallium arsenide and germanium production lines and we intend to complete the majority of this relocation in 2019.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. However, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations but there may not be actual violations. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then the shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We are currently relocating our gallium arsenide and germanium manufacturing and are adding capacity at our new sites.  We believe these efforts will mitigate our exposure to factory shutdowns.  However, until the majority of our relocation is completed and our new facilities are in volume production, there is no mitigation of the risk of mandatory factory shutdowns.   Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith and, more recently, significant progress in relocating our gallium arsenide production.  If our application is denied in the future before we complete our relocation, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

AXT, INC.

Dated: August 8, 2019	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)