Form 10-Q
period 2019-09-30
AXT INC
filed 2019-11-08
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.001 par value	40,219,782

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$27,837	$16,526
Short-term investments	6,116	22,129
Accounts receivable, net of allowances of $34 and $358 as of September 30, 2019 and December 31, 2018	17,450	19,586
Inventories	49,071	58,571
Prepaid expenses and other current assets	8,249	11,728
Total current assets	108,723	128,540
Long-term investments	4,519	717
Property, plant and equipment, net	89,680	82,280
Operating lease right-of-use assets	2,981	—
Other assets	11,807	11,987
Total assets	$217,710	$223,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,147	$13,338
Accrued liabilities	9,432	15,371
Bank loan	5,609	—
Total current liabilities	23,188	28,709
Noncurrent operating lease liabilities	2,744	—
Other long-term liabilities	324	283
Total liabilities	26,256	28,992
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2019 and December 31, 2018 (Liquidation preference of $7,125 and $6,992 as of September 30, 2019 and December 31, 2018)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 40,220 and 39,985 shares issued and outstanding as of September 30, 2019 and December 31, 2018	40	40
Additional paid-in capital	236,320	234,418
Accumulated deficit	(45,734)	(45,183)
Accumulated other comprehensive loss	(7,240)	(1,972)
Total AXT, Inc. stockholders’ equity	186,918	190,835
Noncontrolling interests	4,536	3,697
Total stockholders’ equity	191,454	194,532
Total liabilities and stockholders’ equity	$217,710	$223,524

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$19,841	$28,626	$64,846	$80,165
Cost of revenue	14,082	18,012	43,886	48,968
Gross profit	5,759	10,614	20,960	31,197
Operating expenses:
Selling, general and administrative	4,755	4,615	14,247	13,824
Research and development	1,482	1,668	4,227	4,588
Total operating expenses	6,237	6,283	18,474	18,412
Income (loss) from operations	(478)	4,331	2,486	12,785
Interest income, net	41	133	215	414
Equity in earnings (loss) of unconsolidated joint ventures	(204)	6	(1,650)	(21)
Other income (expense), net	169	87	(55)	(179)
Income (loss) before provision for income taxes	(472)	4,557	996	12,999
Provision for income taxes	23	410	776	1,111
Net income (loss)	(495)	4,147	220	11,888
Less: Net income attributable to noncontrolling interests	(403)	(208)	(771)	(1,173)
Net income (loss) attributable to AXT, Inc.	$(898)	$3,939	$(551)	$10,715
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.02)	$0.10	$(0.02)	$0.27
Diluted	$(0.02)	$0.10	$(0.02)	$0.26
Weighted-average number of common shares outstanding:
Basic	39,466	39,008	39,438	39,000
Diluted	39,466	40,331	39,438	40,320

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$(495)	$4,147	$220	$11,888
Other comprehensive loss, net of tax:
Change in foreign currency translation loss, net of tax	(4,322)	(3,316)	(4,322)	(5,518)
Change in unrealized gain (loss) on available-for-sale investments, net of tax	(2)	59	78	(18)
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary		—	(617)	—
Total other comprehensive loss, net of tax	(4,324)	(3,257)	(4,861)	(5,536)
Comprehensive income (loss)	(4,819)	890	(4,641)	6,352
Less: Comprehensive (income) loss attributable to noncontrolling interests	(189)	31	(1,178)	(890)
Comprehensive income (loss) attributable to AXT, Inc.	$(5,008)	$921	$(5,819)	$5,462

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019		2018
Cash flows from operating activities:
Net income	$220		$11,888
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,173		3,445
Amortization of marketable securities premium	26		120
Impairment charge on equity investee	1,068		—
Stock-based compensation	1,709		1,392
Loss on disposal of equipment	43		25
Gain from deconsolidation of a subsidiary	(175)		—
Loss from equity method investments, net	757		21
Return on equity method investments	362		—
Changes in operating assets and liabilities:
Accounts receivable	1,876		(917)
Inventories	8,272		(14,637)
Prepaid expenses and other current assets	3,277		(3,492)
Other assets	(3,108)		48
Accounts payable	(4,993)		1,283
Accrued liabilities	(6,216)	*	745	*
Other long-term liabilities, including royalties	46		(148)
Net cash provided by (used in) operating activities	7,337		(227)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,969)		(34,289)
Proceeds from sale of equipment	—		11
Purchases of available-for-sale securities	(8,725)		(9,936)
Proceeds from sales and maturities of available-for-sale securities	20,988		18,590
Net cash used in investing activities	(1,706)		(25,624)
Cash flows from financing activities:
Proceeds from common stock options exercised	267		264
Proceeds from sale of previously consolidated subsidiary shares	366		—
Consideration paid to repurchase subsidiary shares from noncontrolling interests	(262)		(415)
Proceeds from short-term loan	5,760		291
Net cash provided by financing activities	6,131		140
Effect of exchange rate changes on cash and cash equivalents	(451)		(606)
Net increase (decrease) in cash and cash equivalents	11,311		(26,317)
Cash and cash equivalents at the beginning of the period	16,526		44,352
Cash and cash equivalents at the end of the period	$27,837		$18,035
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$151		$1,192
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$(74)		$187

* Dividend accrued but not paid by one of our consolidated subsidiaries of $0 and $505 was included in accrued liabilities as of September 30, 2019 and 2018, respectively.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2019 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2019 and June 30, 2019 filed with the SEC on May 8, 2019 and August 8, 2019, respectively.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Tongmei Baoding”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. and MaAnShan JinMei Gallium Ltd., and, except as discussed below and in Note 7, our majority-owned subsidiary,  Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Tongmei Boading is located in the city of Dingxing, China. Tongmei ChaoYang is located in the city of Kazuo, China. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2019, we have five companies accounted for by the equity method. As of December 31, 2018, we had seven companies accounted for by the equity method. For the majority-owned subsidiary that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

As discussed in Note 7, “Investments in Privately-Held Companies”, effective as of March 11, 2019 we reduced our ownership in Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. As a result of this transaction, our investor partner became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019 he was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member  of JiYa’s board of financial supervisors. Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 810 Consolidation (“ASC 810”).  As of March 12, 2019, we accounted for our retained investment in JiYa under the equity method of accounting, as we continue to exercise significant influence.

Our condensed consolidated balance sheet as of December 31, 2018, as reported, included JiYa’s assets and liabilities, after all significant inter-company accounts and transactions were eliminated. Our unaudited condensed consolidated balance sheet as of September 30, 2019 does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019 include JiYa’s results for the period through March 11, 2019.

As discussed in Note 7, in May 2019, we purchased the remaining 3% ownership interest of JinMei from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%. As of June 1, 2019, we referred to JinMei as a wholly-owned subsidiary instead of a significantly controlled subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2019 and December 31, 2018, our cash, cash equivalents and investments are classified as follows (in thousands):

	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$27,837	$—	$—	$27,837	$16,526	$—	$—	$16,526
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	27,837	—	—	27,837	16,526	—	—	16,526
Investments (available-for-sale):
Certificates of deposit [2]	3,600	2	—	3,602	4,508	—	(27)	4,481
Corporate bonds	7,041	5	(13)	7,033	18,422	—	(57)	18,365
Total investments	10,641	7	(13)	10,635	22,930	—	(84)	22,846
Total cash, cash equivalents and investments	$38,478	$7	$(13)	$38,472	$39,456	$—	$(84)	$39,372
Contractual maturities on investments:
Due within 1 year [3]	$6,109			$6,116	$22,210			$22,129
Due after 1 through 5 years [4]	4,532			4,519	720			717
	$10,641			$10,635	$22,930			$22,846

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on our available-for-sale securities as of September 30, 2019 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on September 30, 2019. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$—	$—	$—	$—	$—	$—
Corporate bonds	4,519	(13)	—	—	4,519	(13)
Total in loss position	$4,519	$(13)	$—	$—	$4,519	$(13)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $6.1 million and $8.4 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, there were five companies accounted for under the equity method. There were no impairment charges in the three months ended September 30, 2019. The nine months ended September 30, 2019 include an impairment charge of $1.1 million for one of our minority investments in the three months ended March 31, 2019 (see Note 7). We had no impairment charges during 2018.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2019. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2019.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2019 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$3,602	$—	$3,602	$—
Corporate bonds	7,033	—	7,033	—
Total	$10,635	$—	$10,635	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7).  One such investment is a 25% ownership interest in a germanium materials company in China.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and nine months ended September 30, 2019 and 2018, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2019	2018
Inventories:
Raw materials	$22,999	$26,966
Work in process	22,624	28,217
Finished goods	3,448	3,388
	$49,071	$58,571

As of September 30, 2019 and December 31, 2018, carrying values of inventories were net of inventory reserves of $16.0 million and $14.8 million, respectively, for excess and obsolete inventory and $17,000 and $18,000, respectively, for lower of cost or net realizable value reserves. The reduction in raw materials is largely the result of the deconsolidation of our raw gallium company.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2019	2018
Property, plant and equipment:
Machinery and equipment, at cost	$44,138	$51,496
Less: accumulated depreciation and amortization	(36,085)	(41,431)
Building, at cost	37,649	39,775
Less: accumulated depreciation and amortization	(12,079)	(12,147)
Leasehold improvements, at cost	4,632	5,464
Less: accumulated depreciation and amortization	(3,894)	(4,497)
Construction in progress	55,319	43,620
	$89,680	$82,280

As of September 30, 2019, the balance of construction in progress was $55.3 million, of which $39.4 million was related to our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $12.0 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2018, the balance of construction in progress was $43.6 million, of which $31.7 million was for our buildings in our new Dingxing and Kazuo locations, $2.2 million was for manufacturing equipment purchases not yet placed in service, and $9.7 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2019	2018
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	1,737	3,440
Payable in connection with decontamination of Nanjing JinMei factory	1,105	—
Accrued professional services	654	706
Accrued product warranty	343	236
Current portion of operating lease liabilities	292	—
Advance from customers	272	476
Accrued income taxes	245	99
Other personnel related costs	228	202
Payable in connection with construction	134	2,912
Other tax payable	84	261
Accrual for sales refund liabilities	38	47
Payable in connection with repurchase of subsidiary shares	151	1,147
Deferred government grant income in connection with purchase of land	—	1,000
Dividends payable by consolidated joint ventures	—	504
Other accrued liabilities	1,248	1,440
	$9,432	$15,371

Note 6. Related Party Transactions

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously we were the largest shareholder of JiYa and as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd. became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019, he was no longer chairman of JiYa’s board of directors and our Chief Financial Officer was no longer on JiYa’s board of financial supervisors.

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

Beginning in 2012, our wholly-owned subsidiary, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September 30, 2019 and 2018, JinMei has recorded $0 and $20,000 income from agency sales, respectively.  For the nine months ended September 30, 2019 and 2018, JinMei has recorded $0 and $21,000 income from agency sales, respectively, which were included in “Other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei ChaoYang purchases raw materials from Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of September 30, 2019 and December 31, 2018, amounts payable of $0 and $59,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“JiaMei”), for production in the ordinary course of business. As of September 30, 2019 and December 31, 2018, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of September 30, 2019 and December 31, 2018, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  As of September 30, 2019, JinMei repaid principal and interest totaling $464,000 to Tongmei. As of September 30, 2019 and December 31, 2018, the remaining balance of principal and interest totaled $287,000 and $316,000, respectively. JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location. Currently, JinMei expects to invest approximately $2.5 million to $3.5 million related to the new facilities in 2019.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. As of September 30, 2019 and December 31, 2018, the balances, including both principal and accrued interest, were $439,000 and $299,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended September 30, 2019 and 2018, BoYu has recorded $0 and $37,000, respectively, in revenue from this customer. For the nine months ended September 30, 2019 and 2018, BoYu has recorded $0.1 million and $1.4 million, respectively, in revenue from this customer. As of September 30, 2019 and December 31, 2018, amounts receivable of $0 and $0, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

As of September 30, 2019, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2019	2018	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	3,331	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,317	$1,416	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,803	N/A	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	1,700	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,277	N/A	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	697	842	Equity	25%
	$6,094	$3,958

* Ownership percentage decreased from 46% to 39% as of March 11, 2019 in connection with our sale of shares of this entity.

** In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately  $413,000. As a result, our ownership of JinMei increased from 97% to 100%.

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord.  Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously, we were the largest shareholder and, as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd., became the largest shareholder and assumed the right to appoint the general manager and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019 he was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member of JiYa’s board of financial supervisors.

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

We recorded a gain on the deconsolidation of JiYa of $175,000 as a component of “Equity in loss of unconsolidated joint ventures” for the three months ended March 31, 2019 in the condensed consolidated statement of operations and comprehensive income (loss). On the date of deconsolidation, the fair value of the Company’s investment in JiYa exceeded the Company’s share of the net assets of JiYa, which generated the gain. As of March 12, 2019, we recorded our investment in JiYa at a fair value of $2,040,000, which was based on an independent third party valuation analysis. The valuation is based on the asset-based approach. The market-based approach is not deemed appropriate due to lack of availability of market data for comparable companies on the open market and the discounted cash flow approach is not deemed reliable because of the difficulty in predicting the future profitability of JiYa due to the volatility of the gallium market, the concentration of customers and the significant accumulated losses of JiYa. The asset-based approach examines the value of a company’s assets net of its liabilities to derive a value for the equity holders. The gain on deconsolidation includes the following:

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

During the three months ended September 30, 2019 and 2018, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.1 million and $1.3 million, respectively, of which gains of $0.4 million and $0.2 million, respectively, were allocated to noncontrolling interests, resulting in a  reduction to our net loss of $0.7 million and an increase of $1.1 million to our net income. During the nine months ended September 30, 2019 and 2018, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $2.6 million and $4.8 million, respectively, of which gains of $0.8 million and $1.2 million, respectively, were allocated to noncontrolling interests, resulting in a  reduction to our net loss of $1.8 million and an increase of $3.6 million to our net income. Our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $6.1 million and $4.0 million as of September 30, 2019 and December 31, 2018, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue	$3,713	$8,017	$14,713	$24,366
Gross profit	$309	$2,141	$1,423	$5,477
Operating income (loss)	$(436)	$631	$(1,857)	$767
Net income (loss)	$(502)	$315	$(2,518)	$(422)

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $0.2 million and an income of $6,000, respectively, for the three months ended September 30, 2019 and 2018. Our portion of the losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $1.8 million and $21,000, respectively, for the nine months ended September 30, 2019 and 2018.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2019, are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net loss	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981
Common stock options exercised	—	—	232	—	—	232	—	232
Purchase of subsidiary shares from noncontrolling interests	—	—	(74)	—	—	(74)	(339)	(413)
Stock-based compensation	—	—	568	—	—	568	—	568
Net income	—	—	—	1,451	—	1,451	287	1,738
Other comprehensive loss	—	—	—		(2,397)	(2,397)	(54)	(2,451)
Balance as of June 30, 2019	$3,532	$40	$235,702	$(44,836)	$(3,130)	$191,308	$4,347	$195,655
Common stock options exercised	—	—	35	—	—	35	—	35
Stock-based compensation	—	—	583	—	—	583	—	583
Net loss	—	—	—	(898)	—	(898)	403	(495)
Other comprehensive loss	—	—	—	—	(4,110)	(4,110)	(214)	(4,324)
Balance as of September 30, 2019	$3,532	$40	$236,320	$(45,734)	$(7,240)	$186,918	$4,536	$191,454

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2018, are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2017	$3,532	$39	$231,679	$(54,837)	$3,407	$183,820	$4,497	$188,317
Common stock options exercised	—	—	66	—	—	66	—	66
Stock-based compensation	—	—	467	—	—	467	—	467
Net income	—	—	—	2,875	—	2,875	315	3,190
Other comprehensive income	—	—	—	—	2,439	2,439	260	2,699
Balance as of March 31, 2018	$3,532	$39	$232,212	$(51,962)	$5,846	$189,667	$5,072	$194,739
Common stock options exercised	—	—	112	—	—	112	—	112
Purchase of subsidiary shares from noncontrolling interests	—	—	196	—	—	196	(1,551)	(1,355)
Stock-based compensation	—	—	464	—	—	464	—	464
Net income	—	—	—	3,901	—	3,901	650	4,551
Other comprehensive loss	—	—	—	—	(4,674)	(4,674)	(304)	(4,978)
Balance as of June 30, 2018	$3,532	$39	$232,984	$(48,061)	$1,172	$189,666	$3,867	$193,533
Common stock options exercised	—	—	86	—	—	86	—	86
Purchase of subsidiary shares from noncontrolling interests	—	—	(9)	—	—	(9)	(243)	(252)
Stock-based compensation	—	—	461	—	—	461	—	461
Net income	—	—	—	3,939	—	3,939	208	4,147
Other comprehensive loss	—	—	—	—	(3,018)	(3,018)	(239)	(3,257)
Balance as of September 30, 2018	$3,532	$39	$233,522	$(44,122)	$(1,846)	$191,125	$3,593	$194,718

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased from 2016 through 2018. During the three and nine months ended September 30, 2019, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$31	$25	$92	$67
Selling, general and administrative	433	361	1,296	1,098
Research and development	119	75	321	227
Total stock-based compensation	583	461	1,709	1,392
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$583	$461	$1,709	$1,392

As of September 30, 2019, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.1 million, net of estimated forfeitures of $119,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2019 and December 31, 2018 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2019 and 2018.

The following table summarizes the stock option transactions during the nine months ended September 30, 2019 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2019	2,654	$4.09	6.28	$2,720
Granted	—	—
Exercised	(113)	2.37
Canceled and expired	(18)	4.47
Balance as of September 30, 2019	2,523	$4.16	5.53	$1,497
Options vested as of September 30, 2019 and unvested options expected to vest, net of forfeitures	2,510	$4.15	5.52	$1,497
Options exercisable as of September 30, 2019	2,019	$3.72	4.88	$1,451

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.56 on September 30, 2019, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2019 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2019	633	$6.85
Granted	142	$5.14
Vested	(57)	$8.53
Forfeited	(20)	$7.16
Non-vested as of September 30, 2019	698	$6.35

As of September 30, 2019, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.4 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.28 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to AXT, Inc.	$(898)	$3,939	$(551)	$10,715
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$(942)	$3,895	$(683)	$10,583
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	39,466	39,008	39,438	39,000
Effect of dilutive securities:
Common stock options	—	1,207	—	1,196
Restricted stock awards	—	116	—	124
Denominator for dilutive net income (loss) per common shares	39,466	40,331	39,438	40,320
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.02)	$0.10	$(0.02)	$0.27
Diluted	$(0.02)	$0.10	$(0.02)	$0.26

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,523	186	2,523	186
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	698	34	698	239

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2019 and December 31, 2018, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Product Type:
Substrates	$15,959	$22,802	$53,324	$63,769
Raw Materials and Other	3,882	5,824	11,522	16,396
Total	$19,841	$28,626	$64,846	$80,165

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Geographical region:
China	$5,117	$10,268	$21,870	$26,271
Europe (primarily Germany)	4,737	4,879	13,752	17,957
Taiwan	4,399	6,116	12,062	15,445
Asia Pacific (excluding China, Taiwan and Japan)	2,234	2,334	6,156	6,399
North America (primarily the United States)	2,015	2,967	6,365	7,052
Japan	1,339	2,062	4,641	7,041
Total	$19,841	$28,626	$64,846	$80,165

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Long-lived assets by geographic region, net of depreciation:
North America	$1,174	$445
China	91,487	81,835
	$92,661	$82,280

Significant Customers

One customer, Landmark, represented 16%, of our revenue for the three months ended September 30, 2019 and 2018. Our top five customers, although not the same five customers for each period, represented 40% and 39% of our revenue for the three months ended September 30, 2019 and 2018, respectively.

Two customers, Landmark and Haisi Optoelectronics, represented 14% and 10%, respectively, of our revenue for the nine months ended September 30, 2019 while one customer, Landmark, represented 13% of our revenue for the nine months ended September 30, 2018.  Our top five customers, although not the same five customers for each period, represented 41% and 36% of our revenue for the nine months ended September 30, 2019 and 2018, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral.  Two customers accounted for 13% and 11% of our accounts receivable balance as of September 30, 2019, and three customers accounted for 17%,  12% and 10% of our accounts receivable as of December 31, 2018.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning accrued product warranty	$353	$178	$236	$133
Accruals for warranties issued	146	125	388	258
Adjustments related to pre-existing warranties including expirations and changes in estimates	27	(10)	175	(33)
Cost of warranty repair	(183)	(65)	(456)	(130)
Ending accrued product warranty	$343	$228	$343	$228

Contractual Obligations

We had entered into a royalty agreement with a competitor, Sumitomo, effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. Sumitomo has requested that we renew the agreement and we are continuing to evaluate the merits of this request.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2019, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

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

Note 13. Foreign Exchange Transaction Gains/Losses

We incurred a foreign currency transaction exchange gain of $165,000 and $116,000 for the three months ended September 30, 2019 and 2018, respectively. We incurred a foreign currency transaction exchange gain of $85,000 and a loss of $224,000 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in “Other income (expense), net” on our condensed consolidated statements of operations.

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

Effective in 2018, the Tax Reform reduces the U.S. statutory corporate income tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. We have considered the impact of these new taxes in the current period provision.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2019 includes no interest and penalties. As of September 30, 2019, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2019 was mostly related to our wholly-owned China subsidiaries and our one partially-owned subsidiary in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and nine months ended September 30, 2019 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of September 30, 2019. The following table reflects the contract liabilities balance as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Contract liabilities	$(272)	$(476)

During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $0.4 million, respectively, of revenue that was included in the contract balances as of December 31, 2018.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%.  As of September 30, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of September 30, 2019. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, we borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 we borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020, unless the parties agree to a renewal. As of September 30, 2019, $5.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the facility lease agreement, in 2020, we will have the option to extend the term of the lease for an additional three years. We are reasonably certain to exercise the option in the future. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. All of our leases are classified as operating leases and substantially all of our operating leases are comprised of equipment and office space leases. None of our leases are classified as, finance leases.

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

As of September 30, 2019, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2019	$106
2020	445
2021	542
2022	559
2023	550
2024	260
Thereafter	1,194
Total minimum lease payments	3,656
Less: Interest	(620)
Present value of lease obligations	3,036
Less: Current portion	(292)
Long-term portion of lease obligations	$2,744

The weighted average remaining lease term and the weighted-average discount rate for our operating leases at September 30, 2019 was:

	September 30,	December 31,
	2019	2018
Weighted-average remaining lease term (years)	8.15	—
Weighted-average discount rate	4.61%	—

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$159
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$2,072

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease	$106	$229
Short term lease expense	14	42
Total	$120	$271

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

* Short-term portion of lease liability included in accrued liabilities

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our estimated construction and relocation costs, including potential severance costs, with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, mandatory factory shutdowns in China, policies and regulations in China and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Semi-insulating GaAs is used to create various high speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications.  Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A new application for semi-conducting GaAs is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that can be used in cell phones and other devices. InP is a high performance semiconductor substrate used in broadband and fiber optic applications and data center connectivity. InP can also be used in 5G applications. In recent years, InP demand has increased. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

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
• Data center connectivity using light/lasers
• Silicon photonics • 5G
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

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership in these companies range from 100% to 25%. We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operation or financial decisions made by such companies. We use the equity method to account for companies in which we have  a smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. In 2018, we achieved every major milestone established in our relocation plan for our gallium arsenide and germanium production lines. We are securing additional permits and approvals in 2019. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead. Our indium phosphide production line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

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

On September 24, 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  All of our wafer substrates are manufactured in China and for the nine months ended September 30, 2019,  approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In May 2019, the inbound tariff rate was increased from 10% to 25%. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2019 and December 31, 2018, our accounts receivable, net balance was $17.5 million and $19.6 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and $358,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of September 30, 2019 and December 31, 2018, the balance was $38,000 and  $47,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2019 and December 31, 2018, accrued product warranties totaled $343,000 and $236,000, respectively.  The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers.  If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2019 and December 31, 2018, we had an inventory reserve of $16.0 million and $14.8 million, respectively, for excess and obsolete inventory and $17,000 and $18,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We have 25% ownership interest in a germanium materials company in China and we incurred an impairment charge for the period ended March 31, 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2019 and 2018.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2019 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2019 and 2018.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no assets held for sale on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

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

See Note 14—“Income Taxes” in the notes to condensed consolidated financial statements for additional information.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
Product Type:	($ in thousands)				($ in thousands)
Substrates	$15,959	$22,802	$(6,843)	(30.0)%	$53,324	$63,769	$(10,445)	(16.4)%
Raw Materials and Other	3,882	5,824	(1,942)	(33.3)%	11,522	16,396	(4,874)	(29.7)%
Total revenue	$19,841	$28,626	$(8,785)	(30.7)%	$64,846	$80,165	$(15,319)	(19.1)%

Revenue decreased  $8.8 million, or 30.7%, to $19.8 million for the three months ended September 30, 2019 from $28.6 million for the three months ended September 30, 2018.  The substrate revenue decrease for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily the result of lower demand caused by a global economic slowdown,  which also affected the semiconductor industry. Trade tensions and political tensions contributed to the slowdown.  InP and GaAs revenue decreased as did Ge revenue. Raw materials sales decreased $1.9 million, or 33.3%, to $3.9 million for the three months ended September 30, 2019 as compared to the same period in 2018. The raw materials revenue decrease for the three months ended September 30, 2019 as compared to the same period in 2018, was primarily the result of a reduction in shipments of refined gallium due to lower demand and loss of revenue from raw gallium due to the deconsolidation of JiYa as of March 11, 2019.

Revenue decreased $15.3 million, or 19.1%, to $64.8 million for the nine months ended September 30, 2019 from $80.2 million for the nine months ended September 30, 2018.  The substrate revenue decrease for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily the result of lower demand caused by a global economic slowdown,  which also affected the semiconductor industry. Trade tensions and political tensions contributed to the slowdown.  InP and GaAs revenue decreased as did Ge revenue. Raw materials sales decreased $4.9 million, or 29.7%, to $11.5 million for the nine months ended September 30, 2019 as compared to the same period in 2018. The raw materials revenue decrease for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily the result of a reduction in shipments of refined gallium due to lower demand and the absence of revenue from raw gallium due to the deconsolidation of JiYa as of March 11, 2019.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
China	$5,117	$10,268	$(5,151)	(50.2)%
% of total revenue	26%	36%
Europe (primarily Germany)	4,737	4,879	(142)	(2.9)%
% of total revenue	24%	17%
Taiwan	4,399	6,116	(1,717)	(28.1)%
% of total revenue	22%	21%
Asia Pacific (excluding China, Taiwan and Japan)	2,234	2,334	(100)	(4.3)%
% of total revenue	11%	8%
North America (primarily the United States)	2,015	2,967	(952)	(32.1)%
% of total revenue	10%	11%
Japan	1,339	2,062	(723)	(35.1)%
% of total revenue	7%	7%
Total revenue	$19,841	$28,626	$(8,785)	(30.7)%

Revenue in China decreased by $5.2 million for the three months ended September 30, 2019, primarily due to lower revenue from InP, Ge and loss of revenue from raw gallium due to the deconsolidation of Jiya as of March 11,

2019. Revenue in Taiwan decreased by $1.7 million due to lower revenue from InP. Revenue in North America decreased by $1.0 million due to lower revenue from InP. Revenue in Japan decreased $0.7 million as a result of the relocation by a customer in Japan of its manufacturing production from Japan to the United States for a certain division and lower sales of semi-insulating GaAs.

	Nine Months Ended
	September 30,		Increase
	2019	2018	(Decrease)	% Change
	($ in thousands)
China	$21,870	$26,271	$(4,401)	(16.8)%
% of total revenue	34%	33%
Taiwan	12,062	15,445	(3,383)	(21.9)%
% of total revenue	19%	19%
Europe (primarily Germany)	13,752	17,957	(4,205)	(23.4)%
% of total revenue	21%	22%
North America (primarily the United States)	6,365	7,052	(687)	(9.7)%
% of total revenue	10%	9%
Asia Pacific (excluding China, Taiwan and Japan)	6,156	6,399	(243)	(3.8)%
% of total revenue	9%	8%
Japan	4,641	7,041	(2,400)	(34.1)%
% of total revenue	7%	9%
Total revenue	$64,846	$80,165	$(15,319)	(19.1)%

Revenue in Europe decreased by $4.2 million for the nine months ended September 30, 2019, primarily due to lower revenue from GaAs. Revenue in China decreased by $4.4 million largely due to the loss of revenue from raw gallium resulting from the deconsolidation of Jiya as of March 11, 2019. Revenue in Japan decreased $2.4 million as a result of the relocation by a customer in Japan of its manufacturing production from Japan to the United States for a certain division and lower sales of semi-insulating GaAs. Revenue in Taiwan decreased $3.4 million primarily due to reduced sales of GaAs and InP.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Gross profit	$5,759	$10,614	$(4,855)	(45.7)%	$20,960	$31,197	$(10,237)	(32.8)%
Gross Margin %	29.0%	37.1%			32.3%	38.9%

Gross profit decreased $4.9 million, or 45.7%, to $5.8 million for the three months ended September 30, 2019 from $10.6 million for the three months ended September 30, 2018. The decrease in gross profit is attributed to the lower sales volume during the period of September 30, 2019 when compared to the period ended September 30, 2018 and due to higher manufacturing costs, particularly in GaAs.

Gross profit decreased $10.2 million or 32.8% to $21.0 million for the nine months ended September 30, 2019 from $31.2 million for the nine months ended September 30, 2018. The decrease in gross profit is attributed to the lower sales volume during the period of September 30, 2019 when compared to the period ended September 30, 2018 and due to higher manufacturing costs, particularly in GaAs.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,755	$4,615	$140	3.0%	$14,247	$13,824	$423	3.1%
% of total revenue	24.0%	16.1%			22.0%	17.2%

Selling, general and administrative expenses increased $0.1 million, or 3.0%, to $4.8 million for the three months ended September 30, 2019 from $4.6 million for the three months ended September 30, 2018. The higher selling, general and administrative expenses were primarily from higher personnel-related and legal expenses partially offset by lower office supplies and facility related expenses.

Selling, general and administrative expenses increased $0.4 million, or 3.1%, to $14.2 million for the nine months ended September 30, 2019 from $13.8 million for the nine months ended September 30, 2018. The higher selling, general and administrative expenses were primarily from increased expenses for permits, licenses and registration, legal and personnel related expenses partially offset by lower office supplies and facility related expenses.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Research and development	$1,482	$1,668	$(186)	(11.2)%	$4,227	$4,588	$(361)	(7.9)%
% of total revenue	7.5%	5.8%			6.5%	5.7%

Research and development expenses decreased $0.2 million, or 11.2%, to $1.5 million for the three months ended September 30, 2019 from $1.7 million for the three months ended September 30, 2018.  Research and development expenses decreased $0.4 million or 7.9% to $4.2 million for the nine months ended September 30, 2019 from $4.6 million for the nine months ended September 30, 2018. The decrease in research and development expenses for the three and nine months ended September 30, 2019 was primarily due to a re-allocation of personnel at one of our raw material subsidiaries and lower expense in our new product testing.

Interest Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Interest income, net	$41	$133	$(92)	(69.2)%	$215	$414	$(199)	(48.1)%
% of total revenue	0.2%	0.5%			0.3%	0.5%

Interest income, net decreased $92,000 or 69.2% for the three months ended September 30, 2019 as compared to the same period in 2018. Interest income, net decreased $0.2 million or 48.1% for the nine months ended September 30, 2019 as compared to the same period in 2018. Interest income, net decreased for the three and nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to a reduction in the amount of cash and cash equivalents held by us.

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Earnings (Loss)		September 30,		Equity in Earnings (Loss)
	2019	2018	Change	% Change	2019	2018	Change	% Change
	($ in thousands)				($ in thousands)
Equity in earnings (loss) of unconsolidated joint ventures	$(204)	$6	$(210)	(3,500.0)%	$(1,650)	$(21)	$(1,629)	(7,757.1)%
% of total revenue	(1.0)%	0.0%			(2.5)%	(0.0)%

The equity in earnings (loss) of unconsolidated joint venture companies was a loss of $204,000 for the three months ended September 30, 2019 as compared to a gain of $6,000 for the three months ended September 30, 2018.  The current quarter loss is primarily due to poor financial results of two raw gallium companies.  The aggregate loss of unconsolidated joint venture companies increased $1.6 million or 7,757% for the nine months ended September 30, 2019 from a loss of $21,000 for the nine months ended September 30, 2018. The $1.7 million aggregate loss for the nine months ended September 30, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7) and the poor financial results of two raw gallium companies.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income		September 30,		Other Expense
	2019	2018	Change	% Change	2019	2018	Change	% Change
	($ in thousands)				($ in thousands)
Other income (expense), net	$169	$87	$82	94.3%	$(55)	$(179)	$124	69.3%
% of total revenue	0.9%	0.3%			(0.1)%	(0.2)%

Other income (expense), net increased $82,000 to an income of $169,000 for the three months ended September 30, 2019 from an income of $87,000 for the three months ended September 30, 2018.  Other income (expense), net increased primarily due to a higher foreign exchange gain and lower other expense.

Other income (expense), net decreased $124,000 to an expense of $55,000 for the nine months ended September 30, 2019 from an expense of $179,000 for the nine months ended September 30, 2018. Other income (expense),  net decreased primarily due to a foreign exchange gain in the nine months ended September 30, 2019 as compared to a foreign exchange loss in the nine months ended September 30, 2018, partially offset by an increase in other expenses at our consolidated subsidiary in the nine months ended September 30, 2019 as compared to the same period in 2018.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
	($ in thousands)				($ in thousands)
Provision for income taxes	$23	$410	$(387)	(94.4)%	$776	$1,111	$(335)	(30.2)%
% of total revenue	0.1%	1.4%			1.2%	1.4%

Provision for income taxes for the three and nine months ended September 30, 2019 was $23,000 and $776,000, respectively, which was primarily related to lower profits in China. No income taxes or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $20 million in 2018 and  $22 million in 2017.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Nine Months Ended		Net income attributable to
	September 30,		Noncontrolling interests		September 30,		Noncontrolling interests
	2019	2018	Increase	% Change	2019	2018	Decrease	% Change
	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests	$403	$208	$195	93.8%	$771	$1,173	$(402)	(34.3)%
% of total revenue	2.0%	0.7%			1.2%	1.5%

Net income attributable to noncontrolling interests increased $195,000 or 93.8% to $403,000 for the three months ended September 30, 2019 from $208,000 for the three months ended September 30, 2018 primarily due to higher profitability from our consolidated joint venture operations in China.

Net income attributable to noncontrolling interests decreased $402,000 or 34.3% to $771,000 for the nine months ended September 30, 2019 from $1.2 million for the nine months ended September 30, 2018 primarily due to lower profitability from our consolidated joint venture operations in China as sales decreased due to a reduction in raw materials.

Liquidity and Capital Resources

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of U.S. government securities,  certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2019, our principal source of liquidity was $38.5 million, which consisted of cash and cash equivalents of $27.8 million and investments of $10.6 million. In the nine months ended September 30, 2019, cash and cash equivalents increased by $11.3 million and short-term and long-term investments decreased by $12.2 million. The increase in cash and cash equivalents of $11.3 million in the nine months ended September 30, 2019 was primarily due to net cash provided by operating activities of $7.3 million, net cash provided by financing activities of $6.1 million, partially offset by net cash used in investing activities of $1.7 million and the effect of exchange rate changes of $451,000. As of September 30, 2019, we and our consolidated joint ventures held approximately $15.0 million in cash and investments in foreign bank accounts. This consisted of $12.5 million held by our wholly-owned subsidiaries in China and $2.5 million held by our partially-owned consolidated subsidiary in China.

As of September 30, 2018, our principal source of liquidity was $41.9 million, which consisted of cash and cash equivalents of $18.0 million, short-term investments of $21.9 million and long-term investments of $1.9 million. In the nine months ended September 30, 2018, cash and cash equivalents decreased by $26.3 million and short-term and long-term investments decreased by $8.8 million. The decrease in cash and cash equivalents of $26.3 million in the nine months ended September 30, 2018 was primarily due to net cash used in investing activities of $25.6 million, net cash used in operating activities of $0.2 million and the effect of exchange rate changes of $0.6 million partially offset by net cash provided by financing activities of $0.1 million. As of September 30, 2018, we and our consolidated joint ventures held approximately $11.9 million in cash and investments in foreign bank accounts. This consisted of $4.6 million held by our wholly owned subsidiaries in China and $7.3 million held by our three partially-owned consolidated subsidiaries in China.

Net cash provided by operating activities of $7.3 million for the nine months ended September 30, 2019 was primarily comprised of a net income of $0.2 million, return on equity method investments of $0.4 million, the adjustment for non-cash items of depreciation and amortization of $4.2 million, impairment charge on equity investment of $1.1 million, stock-based compensation of $1.7 million and loss on equity method investments of $0.7 million, partially offset by an adjustment for a non-cash item of $0.2 million gain from the deconsolidation of a subsidiary and a net change of $0.8 million in operating assets and liabilities.

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

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2019 was primarily from the purchase of property, plant and equipment of $14.0 million and purchase of available for sale securities of $8.7 million,  partially offset by proceeds from sales and maturities of available-for-sale securities of $21.0 million.

Net cash used in investing activities of $25.6 million for the nine months ended September 30, 2018 was primarily from the purchase of property, plant and equipment of $34.3 million and the purchase of marketable investment securities totaling $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $18.6 million.

Net cash provided by financing activities was $6.1 million for the nine months ended September 30, 2019, which consisted of proceeds from short-term borrowings of $5.8 million, net proceeds of $0.4 million on the sale of previously consolidated subsidiary shares and proceeds from common stock exercised of $0.3 million, partially offset by consideration paid in cash to repurchase of subsidiary shares from noncontrolling interests of $0.3 million.

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2018, which consisted of net proceeds of $264,000 on the issuance of common stock pursuant to stock option exercises and net proceeds of short-term loans of $291,000, which were partially offset by the purchase of subsidiary shares from noncontrolling interest of $415,000.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During nine months ended September 30, 2019, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We believe we have made significant progress in the relocation of our gallium arsenide and germanium production lines.  One new site, the city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, will initially be used for poly synthesis and ingot growth for gallium arsenide and germanium as well as possible expansion of indium phosphide capacity. A second site, the city of Dingxing, located in the province of Hebei and under the jurisdiction of the prefecture-level city of Baoding, will be used for wafer processing.  We expect to spend approximately $21 million related to the new facilities in 2019.  We intend to complete the majority of the relocation process for GaAs and Ge in 2019. However, the customer qualification process will extend into 2020.

One of our consolidated joint venture companies, JinMei, is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, near our own location. Currently, JinMei expects to invest approximately $2.5 million to $3.5 million related to the new facilities in 2019. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. During 2019 and 2018, JinMei repaid to Tongmei principal and interest totaling  $28,000 and $453,000, respectively. As of September 30, 2019, the remaining balance of principal and interest totaled $287,000.

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of September 30, 2019, no loans or letters of credit were outstanding under the Credit Agreement.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of September 30, 2019. The credit facility is collateralized by Tongmei Boading’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, we borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 we borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020 unless the parties agree to a renewal. As of September 30, 2019, $5.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

We believe that we have adequate cash and investments to meet our operating needs over the next twelve months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

On October 24, 2016, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. On November 4, 2016, the SEC declared the registration statement effective. On November 4, 2019, the registration statement expired.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2018 and 2016, we recorded a foreign exchange gain of $165,000, and $232,000, respectively, during 2017 we recorded a  net foreign exchange loss of $602,000,  included as part of other (expense) income, net in our consolidated statements of operation. In the first nine months of 2019 we have recorded a foreign exchange gain of $85,000. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. In 2014 and the first half of 2015, the Japanese yen depreciated against the dollar. The major portion of our 2014 exchange loss is attributable to the Japanese yen’s movement.

To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities.  As of September 30, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2019	Rate	Income	Income	Income
Cash and cash equivalents	$27,837	0.21%	$58	$52	$64
Investments in marketable debt	10,635	2.26%	240	216	264
			$298	$268	$328

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers accounted for 13% and 11% of our trade accounts receivable balance as of September 30, 2019, respectively, and three customers accounted for 17%, 12% and 10% of our trade accounts receivable as of December 31, 2018, respectively.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held companies located in China either invested directly by us or by one of our supply chain companies in China.  These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended September 30, 2019 includes an impairment charge from March 31, 2019 of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of September 30, 2019 and December 31, 2018,  these investment assets totaled $6.1 million and $8.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, shifts in the cost of raw materials, shifts in product mix, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to the hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. A recent example is that in the second quarter of 2019 our gross margin was 34.3% but it dropped to 29.0% in the third quarter of 2019 as a result of several of these factors.

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

The relocation of our gallium arsenide production line requires us to continue to accurately execute our relocation plan. A failure to properly complete our relocation could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. We are securing additional permits and approvals in 2019. Given the fluidity and ever-increasing review of environmental and regulatory ordinances in China, there can be no assurance that these matters will be satisfactorily completed.

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

Although we expect many of our employees to relocate to our new facilities, certain employees may choose not to relocate. If we are unable to continue to employ those employees in our original manufacturing facility, we may be required to terminate those employees and could incur severance costs.  If the government does not assist us in this matter it could materially and adversely impact our results of operations and our financial condition.

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

Recent tariffs and threats of trade tariffs and restrictions between China and the United States, in our view, create an unstable environment.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that are now subject to tariffs when imported into the United States.  This pronouncement imposed 10% tariffs on our products and will have a negative impact on our operations and financial performance.  Although we do not believe the initial impact of approximately $150,000 per quarter was material, in May 2019 the tariff rate was increased to 25%. In August 2019, the Trump Administration announced its intention to extend tariffs of 10% to additional Chinese imports, which took effect on September 1, 2019. The future impact of tariffs and trade wars is uncertain.

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

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, in the recent third quarter of 2019, widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017.  This resulted in a slowdown of sales of our InP substrates used in the PON market.  We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially-owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in 2015, 2016 and 2017, and negatively impacted our financial results. In 2018, 2017 and 2016, the companies accounted for under the equity method of accounting contributed a loss of $1.1 million, $1.7 million and $2.0 million, respectively, to our consolidated financial statements.  There can be no assurance that the oversupply will be corrected by the market. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. For example, in the first quarter of 2018, our consolidated raw gallium company incurred an inventory write-down charge of $295,000. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned companies, writing down our investment to zero value. Most recently, in the first quarter of 2019 we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production costs, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution, the government has ordered manufacturing companies to stop all production.  The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our unconsolidated joint venture companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results. In the first quarter of 2019 we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value.

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

We have made direct investments or investments through our subsidiaries in  raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned suppliers, writing down our investment to zero value. Most recently, in the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 and continued through 2017 has weakened some of these companies and their losses have negatively impacted our financial results. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

In the past, most recently in the fourth quarter of 2018 and the nine months ended September 30, 2019, we experienced delays in customer purchasing decisions and disruptions in  a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

All of our wafer substrates are manufactured in China and in 2018, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that will face tariffs of 10%.  Our inbound products to the U.S. are subject to a 10% tariff assessed on the customs value of the goods as imported by us, effective approximately September 24, 2018.  Although we do not believe the initial impact of approximately $150,000 per quarter was material, in May 2019 the tariff rate was increased to 25%. In August 2019, the Trump Administration announced its intention to extend tariffs of 10% to additional Chinese imports, which took effect on September 1, 2019. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  It is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.  Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

We manufacture our substrates in China and, in 2018, approximately 90% of our sales were to customers located outside of the United States.  Further, we have partial ownership of raw material companies in China as part of our supply chain.  The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity.  Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

The relocation of our gallium arsenide production line requires us to continue to accurately execute our relocation plan. A failure to properly complete our relocation could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. We are securing additional permits and approvals in 2019. Given the fluidity and ever-increasing review of environmental and regulatory ordinances in China, there can be no assurance that these matters will be satisfactorily completed.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation. For example, we entered into a royalty agreement with Sumitomo in 2011 to settle its claim of patent infringement, which resulted in AXT paying to Sumitomo royalties for a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents. The agreement expired as of December 31, 2018. However, Sumitomo has requested that we renew the agreement and we are continuing to evaluate the merits of this request.

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

AXT, INC.

Dated: November 8, 2019	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)