Form 10-K
period 2019-12-31
AXT INC
filed 2020-03-12
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $3.96 for the common stock on June 28, 2019 as reported on the Nasdaq Global Select Market, was approximately $109,287,545. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 4, 2020, 40,826,656 shares, $0.001 par value, of the registrant’s common stock were outstanding.

PART I

This Annual Report on Form 10-K (including the following section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, our competitors, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide and germanium production lines in a timely and orderly manner, our estimated construction and relocation costs, including potential severance costs, with respect to the relocation of our gallium arsenide and germanium production lines, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this Annual Report on Form 10-K.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, mandatory factory shutdowns in China, policies and regulations in China and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this Annual Report on Form 10-K, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Item 1.  Business

AXT, Inc. (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers. Our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

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

InP is a high-performance semiconductor substrate used in broadband and fiber optic applications and data center connectivity. InP substrates can also be used in 5G applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications.  Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A new application for semi-conducting GaAs substrates is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that can be used in cell phones and other devices. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes partial ownership in raw material companies.  Two of these companies are consolidated.  One of these companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors.  We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium.  We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonide and gallium phosphide ingots, and other materials and alloys.  In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots.  In prior years,  we consolidated a third company was consolidated, but, in the first quarter of 2019, we sold a portion of our ownership to our investment partner and, as of March 11, 2019, we ceased to consolidate this company.  Our substrate product group generated 81%, 79% and 80% of our consolidated revenue and our raw materials product group generated 19%, 21% and 20% for 2019, 2018 and 2017, respectively.

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
- Gallium Arsenide (GaAs)
- Gallium Nitride (GaN)
- Gallium Antimonide (GaSb)
- Gallium Phosphide (GaP)
Boron trioxide (B2O3)		• Encapsulant in the ingot growth of III-V compound semiconductors
Gallium-Magnesium alloy		• Used for the synthesis of organo-gallium compounds in epitaxial growth on semiconductor wafers
pyrolytic boron nitride (pBN) crucibles		• Used when growing single-crystal compound semiconductor ingots
• Used as effusion rings growing OLED tools
pBN insulating parts		• Used in MOCVD reactors
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by one of the joint venture companies range from 100% to 25%. We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. For reasons of manufacturing efficiency we elected to also move our germanium manufacturing line.  Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  By December 31, 2019, we have ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and have transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing.  We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing.  Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing.  Some of our larger, more sophisticated customers want to perform a site qualification and subsequently develop a plan to ramp up production at Dingxing.  The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead.

Customer qualification of the Dingxing site requires us to continue to diligently address the many details that arise at both of the new sites.  A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States.  This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%.  Approximately 10% of our revenue derives from importing our wafers into the United States.  In 2019, we paid approximately $735,000 in tariffs.  The future impact of tariffs and trade wars is uncertain.

We were incorporated in California in December 1986 and reincorporated in Delaware in May 1998. The Company went public in 1998. We changed our name from American Xtal Technology, Inc. to AXT, Inc. in July 2000. Our principal corporate office is located at 4281 Technology Drive, Fremont, California 94538, and our telephone number at this address is (510) 438-4700. We have approximately 730 employees. In addition, our consolidated subsidiaries have, in total, approximately 250 employees. In aggregate, we and our consolidated subsidiaries have approximately 980 employees.

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

Semi-insulating GaAs is used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications.  Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light-emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A new application for semi-conducting GaAs is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that could be used in cell phones and other devices. InP is a high-performance semiconductor substrate used in broadband and fiber optic applications, data center connectivity and 5G infrastructure. In recent years, InP demand has increased. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

The AXT Advantages

We believe that we benefit from the following advantages:

•

New facilities, equipment and added capacity.  We believe we are the only company in our industry to have recently added significant new facilities, equipment and capacity.  Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our progress and success in managing this process now position us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

•

Key leadership in InP technology and revenue growth.    We believe our InP wafers have the lowest defect densities, stress and slip lines on the market, enabling our customers to achieve the highest wafer fab and device yields. We have developed a strong base of proprietary InP technology that we continue to expand. There are significant barriers to entry in the InP substrate market and currently, there are only three primary suppliers, including AXT. We believe that this market will continue to expand and grow.  We intend to promote our track record of successfully adding capacity as the market expands.

•

Key provider of low defect density GaAs wafer substrates.    In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased, particularly for LED lighting, the deployment of 3-D sensing for facial recognition in cell phones and world facing camera technology in cell phones. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. As we qualify low EPD wafers from our new location, we believe the quality of our low EPD wafers and our ability to expand manufacturing capacity quickly will enable us to support new applications and generate additional revenue.

•

Proprietary process technology drives manufacturing.  In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and this creates a barrier to entry as evidenced by the small number of suppliers of InP wafers or GaAs low EPD wafers.

•

Low-cost manufacturing operation in China.  Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2019, approximately 950 of our 980 employees (including employees at our Beijing and Dingxing facilities as well as our consolidated joint venture companies) were located in China. Our primary competitors have their major manufacturing operations in Germany or Japan. Our presence in China also enables us to closely manage our raw materials supply chain.
•

We are the only compound semiconductor substrate supplier to have a position in raw materials. We have partial ownership of raw material companies in China that form an integral part of our supply chain.  We believe our subsidiaries and joint venture companies in China provide us with a more reliable supply of, and shorter lead-times for, the raw materials central to our final manufactured products compared to third-party providers. We believe that this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.

•

Our diverse product offering results in a broader range of customers and applications.  We offer a diverse range of products and are able to provide custom-defined products that meet our customers’ specifications. We have a strong technical sales support team that engages with our customers and understands their product   requirements. A significant percentage of the members of our team that engage with customers have PhDs in physics or materials science. This combination of technical sales strength and our willingness to accept our customers’ unique product specifications results in a broad range of customers and applications.

•

Enhanced revenue diversity through the sale of raw materials. Our strategy allows our consolidated subsidiaries to also sell raw materials in the open market to third parties. Revenue from non-substrate products provides further diversity in our customer base and business model.

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

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates.  Key elements of our strategy include:

Promote our strengths in InP.  As cloud-based data centers continue to combine integrated circuits and InP-based lasers to transfer data through light, we believe there will be increased demand for InP substrates. More recently InP is being used in 5G infrastructure. Future applications could include driverless cars and 5G in cell phones.

Add InP capacity and continue InP R&D.  We are continuing to add manufacturing capacity for InP to support the growth for this product line. End market applications using our wafer substrate products often have long product life cycles. We believe the end market applications using InP could have product life cycles that are similar to the long product life cycles of end market applications using GaAs. In addition to adding manufacturing capacity, we are continuing to invest in InP crystal growth technology and wafer processing technology. For example, we are developing six-inch diameter ingots and improving the relative flatness of the wafer surface to improve performance.

Qualify the new facilities for GaAs based 3-D and Time of Flight sensing array applications in mobile devices.  Although 3-D sensing has not yet been widely adopted and embraced, we believe its use in world-facing cameras will accelerate adoption and generate a significant impact for high-quality GaAs suppliers.  We believe 3-D sensing technology will also be used as sensors in driverless automobiles.  The GaAs substrate requirements for 3-D sensing applications include very low defect densities or etch pitch densities. We intend to capture opportunities in this emerging market as we establish volume production in our new facilities.

Create customer awareness that the new facilities are designed to allow us to add equipment and capacity rapidly.  The construction of new facilities and infrastructure takes much longer to complete in comparison to the installation of furnaces and other manufacturing equipment.  We have proven our ability to do both and we believe this ability makes us an attractive vendor for customers.

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

Sustain manufacturing efficiencies.  We seek to continue to leverage our China-based manufacturing advantage by increasing efficiencies in our manufacturing methods, systems and processes. Our strategy is to combine the benefits of U.S.-based quality control and access to U.S. capital markets with our China-based manufacturing operations. We promote the concept and practice of continuous improvement within our company culture.

Increase productivity and seek profitability in our subsidiaries/joint venture companies.  The supply and demand equation for specialty materials can be complex and volatile. Over the years, we have established or invested in raw material companies in China that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We plan to work closely with these companies to increase their productivity and improve their financial performance as they continue to support our supply chain.

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

Technology

Wafer substrates serve as a cornerstone in semiconductor device fabrication, on which integrated circuits and optical devices are fabricated. Wafers are derived from ingots that are grown in a cylindrical form. The diameter and length of an ingot will vary depending on the type of material and the growth process used. An ingot may be either single-crystalline (also referred to as single element) or multi-crystalline (also referred to as compound elements). Single-crystalline wafers typically have better material parameters.  Depending on physical properties of the materials in a wafer, the performance of devices and circuits can be remarkably different.

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

InP and GaAs compounds are formed by combining elements from Groups III and V in the periodic table of elements, whereas Ge is a Group IV elemental material.  Each of these materials has unique properties that determine the best device and/or circuit applications.  As a result of their special high electron mobility combined with their direct ban-gap properties, both InP and GaAs wafers have enjoyed dominant roles in the production of light-emitting diodes (LEDs), solid-state lasers and power amplifiers for mobile phones, to name a few applications.  Ge wafers, on the other hand, have played a key role in the manufacturing of special solar cells known as triple junction solar cells (TJSCs) for space and terrestrial power generation.

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

Products

We have two product lines: specialty material substrates and raw materials integral to these substrates. We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. Through the two consolidated subsidiaries in our supply chain, we also sell certain raw materials. InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, passive optical networks (PONs), telecommunication, now expanding to include 5G, metro and data center connectivity, silicon photonics, photonic ICs (PICs), terrestrial solar cell (CPV), lasers, RF amplifiers (military wireless), infrared motion control and infrared thermal imaging. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as power amplifiers for wireless devices, high-performance transistors and high efficiency solar cells for drones. Our semi-conducting GaAs substrates are used to create opto-electronic products, which include High Brightness LEDs that are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications, as well as high power industrial lasers for material processing (welding, cutting, drilling, soldering, marking and surface modification). Our semi-conducting GaAs substrates could be used to create opto-electronic products for 3-D sensing using VCSELs. Ge substrates are used in emerging applications, such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

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

Raw Materials. Our two consolidated raw material subsidiaries produce and sell certain raw materials, some of which are used in our substrate manufacturing process and some of which are sold to other companies.  One of these consolidated companies produces pBN crucibles and the other consolidated company converts raw gallium to purified gallium and produces InP base material.

We promote our product diversity as a way to differentiate ourselves in the market. Some competitors provide only gallium arsenide substrates. We provide gallium arsenide and also indium phosphide and germanium substrates.  Some competitors limit their wafer diameters to only a few sizes. Our wafers range from one inch to up to six inches in diameter.  We also produce substrates with customer defined specifications, which may range in thickness, smoothness or flatness and may include adding special additional materials, such as iron or sulfur. In addition to our wafers or substrates, we also generate revenue from our two consolidated subsidiaries that sell raw materials.  Product diversity can mitigate some of the down cycles in our market because we are not dependent on a single product or application for revenue.

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

We have at times sold a significant portion of our products in any particular period to a limited number of customers. One customer, Landmark, represented 15% of our revenue for the year ended December 31, 2019.  One customer, Landmark represented 13% of our revenue for the year ended December 31, 2018.  Landmark and Osram, represented 12% and 11%, respectively, of our revenue for the year ended December 31, 2017. Our top five customers, although not the same five customers for each period, represented 40% of our revenue for the year 2019 and 35% of our revenue for each of the years 2018 and 2017, respectively.

For the year ended December 31, 2019,  three customers with our consolidated subsidiaries, in aggregate, accounted for 48% of raw material sales. For each of the years ended December 31, 2018 and 2017, three customers with our consolidated subsidiaries, in aggregate, accounted for over 30% of raw material sales. Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Manufacturing, Raw Materials and Supplies

We manufacture all of our products in China. We believe this location generally has favorable costs for facilities and labor compared to the United States or compared to the location of some of our competitors in Japan and Germany.

We use a two-stage wafer manufacturing process.  The first stage deploys our VGF technology for the crystal growth of single element or compound element ingots in diameters currently ranging from one inch to six inches.  The growth process occurs in high temperature furnaces built using our proprietary designs. Growing the crystalline elements into cylindrical ingots takes a number of days, depending on the diameter and length of the ingot produced. The crystal growth stage utilizes AXT proprietary process technology. The second stage includes slicing or sawing the ingot into wafers or substrates, then processing each substrate to strict specifications, including grinding to reduce the thickness, beveling the edges, and then polishing and cleaning each substrate.  Many of the wafer processing steps use chemical baths and properly cleaning the wafer is a critical process. The wafer processing stage also utilizes AXT proprietary process technology.

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

We have partially owned subsidiaries and joint venture companies in China that form the backbone of our supply chain model. These companies generally provide us with reliable supply, market trend visibility, and shorter lead-times for raw materials central to our manufactured products, including gallium, gallium alloys, indium phosphide poly-crystal, arsenic, germanium, germanium dioxide, high purity arsenic, pBN and boron oxide. We believe that these subsidiaries and joint ventures have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, arsenic and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

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

International Sales.  International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 90%, 90% and 91% of our revenue during 2019,  2018 and 2017, respectively. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe. We occasionally receive small orders from customers located in Israel and Russia.

Our raw material subsidiaries and joint venture companies sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth, parts for MBE and parts used in manufacturing OLED rings. These subsidiaries and joint ventures have their own separate sales forces and sell directly to their own customers in addition to selling raw materials to us.

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

Our consolidated subsidiaries conduct research and development, focusing on gallium alloys, gallium refinement and pyrolytic boron nitride crucibles used in high temperature crystal growth.

We have assembled a multi‑disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $5.8 million in 2019, compared with $5.9 million in 2018 and $4.8 million in 2017.  Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

Competition

The semiconductor substrate industry is characterized by narrow technological boundaries, price erosion and generally intense competition. Certain wafer substrates, such as low-quality wafer substrates for consumer products using LED lighting, compete almost entirely on price.  Other products, such as InP and low EPD GaAs wafers, have fewer competitors and quality is a key competitive factor in addition to price.  We face actual and potential competition from a number of established companies who have the advantage of greater name recognition and more established relationships in the industry.  In some cases, our competitors have substantially greater financial, technical and marketing resources as they are divisions of much larger companies.  They may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products.  We believe a critical factor in our business is technical support extended to the customer or prospective customer and we attempt to counter possible advantages of name recognition or size with superior technical support through the use of our team of technical sales support professionals, the majority of whom hold PhDs in physics or materials science.

We believe that the primary competitive factors in the markets in which our substrate products compete are:

•	quality;

•	price;
•	customer technical support;
•	performance;
•	meeting customer specifications; and
•	manufacturing capacity.

Our ability to compete in target markets also depends on factors such as:

•	the timing and success of the development and introduction of new products, including larger diameter wafers, and product features by us and our competitors;
•	the availability of adequate sources of raw materials;
•	protection of our proprietary methods, systems and processes;
•	protection of our products and processes by effective use of intellectual property laws; and
•	general economic conditions, which impact end markets using substrates.

A majority of our customers specialize in epitaxial growth, a complex series of chemical layers grown on top of our wafers. Typically, our customer or prospective customer has at least two qualified substrate suppliers. Qualified suppliers must meet industry‑standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet a customer’s current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose market share. Our primary competition in the market for compound and single element semiconductor substrates includes Sumitomo Electric Industries (“Sumitomo”), Japan Energy (“JX”), Freiberger Compound Materials (“Freiberger”), Umicore, and China Crystal Technology Corp. (“CCTC”). We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF technology. In addition, we also face competition from semiconductor device manufacturers that may use other specialty material substrates that are not GaAs, InP or Ge based materials and that are actively exploring alternative materials. For example, silicon-on-insulator (“SOI”) technology, a silicon wafer technology that produces satisfactory devices at lower cost, has been proven in the market. From 2012 to 2015, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (“RF”) switching function in cell phones.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 55 patents related to our VGF products and processes; 34 in China, nine in the United States, seven in Japan, two in Taiwan, one in the European Union, one in Canada and one in South Korea. Patents have a protected life of 20 years from their filing dates. Our patents have expiration dates ranging from one expiration in 2019 to 2039.  In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We have 13 patent applications pending, including six in China, two in the United States, three in the Patent Cooperation Treaty stage and two in Europe. Furthermore, in aggregate, our consolidated joint venture companies have been issued 53 patents in China, including 31 patents issued to Beijing BoYu Semiconductor Vessel Craftwork Technology Co. Ltd. (“BoYu”), 22 patents issued to Nanjing JinMei Gallium Co. Ltd. (“JinMei”).

We entered into a technology license and royalty agreement with Sumitomo, effective December 3, 2010, with a term of eight years, terminating December 31, 2018.  We, and our related companies, were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term of the agreement. In January 2020, we agreed to enter into a cross license and covenant agreement with Sumitomo that will expire December 31, 2029 and includes annual payments by us to Sumitomo over a 10-year period.

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

Environmental Regulations

We are subject to federal, state and local environmental and safety laws and regulations in all of our operating locations, including laws and regulations of China, such as laws and regulations related to the development, manufacture and use of our products, the use of hazardous materials, the operation of our facilities, and the use of the real property. These laws and regulations govern the use, storage, discharge and disposal of hazardous materials during manufacturing, research and development and sales demonstrations. We maintain a number of environmental, health and safety programs that are primarily preventive in nature. As part of these programs, we regularly monitor ongoing compliance. If we fail to comply with applicable regulations, we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or be forced to cease our operations, and/or suspend or terminate the development, manufacture or use of certain of our products, the use of our facilities, or the use of our real property, each of which could have a material adverse effect on our business, financial condition and results of operations.  The regulatory landscape shifts and changes in China as that country attempts to address its environmental pollution. Because we manufacture all of our products in China, we are subject to an evolving set of regulations that could require changes in our equipment and processes and require us to obtain new permits. In 2017, China increased its focus on environmental concerns which increased pressure on manufacturing companies. During periods of severe air pollution in Beijing, manufacturing companies, including AXT, may be ordered by the local government to stop production for several days.  For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution.

Employees

As of December 31, 2019, we had 731 employees, which consisted of 27 employees in our headquarters in Fremont, California, one sales professional in France and 703 employees in our factories in China. In addition, our consolidated subsidiaries had, in total, 257 employees. In aggregate, we and our consolidated subsidiaries had 988 employees, of whom 795 were principally engaged in manufacturing, 133 in sales and administration and 60 in research and development. Of these 988 employees, 27 were located in the United States, one in France and 960 in China.

Most of our employees in China are represented by unions. As of December 31, 2019,  832 employees in China including employees of our subsidiaries were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

Historically silicon wafers or substrates are less expensive than specialty material substrates, such as those that we produce.  Electronic circuit designers will generally consider silicon first and only turn to alternative materials if silicon cannot provide the required functionality in terms of power consumption, speed, wave lengths or other specifications.  Beginning in 2011, certain applications that had previously used GaAs substrates, specifically the RF chip in mobile phones, adopted a new silicon-based technology called silicon on insulator, or SOI. SOI technology uses a silicon-insulator-silicon layered substrate in place of conventional silicon substrates in semiconductor manufacturing. SOI substrates cost less than GaAs substrates and, although their performance is not as robust as GaAs substrates in terms of power consumption, heat generation and speed, they became acceptable in mobile phones and other applications that were previously dominated by GaAs substrates.  The adoption of SOI resulted in decreased GaAs wafer demand, and decreased revenue. If SOI or new silicon-based technologies gain more widespread market acceptance, or are used in more applications, our sales of specialty material based substrates could be reduced and our business and operating results could be significantly and adversely affected.

The recent outbreak of a contagious disease may affect our business operations and financial performance.

Currently, a contagious disease originating in Wuhan, China called the coronavirus or COVID-19, has spread to other cities in China and to many other countries including the United States.  This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations.  Any severe occurrence of an outbreak of a contagious disease such as the coronavirus, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China-based staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable or our key China-based employees are unable to work. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

Our gross margin has fluctuated historically and may decline due to several factors.

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to the hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. A recent example is that in the second quarter of 2019 our gross margin was 34.3% but it dropped to 21.0% in the fourth quarter of 2019 as a result of several of these factors.

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

Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we are increasing capacity by adding two new sites, which may reduce our utilization rate and increase our depreciation charges, at least until we de-commission part of our Beijing site. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

If we are unable to utilize the available capacity in our manufacturing facilities, we may need to implement a restructuring plan, which could have a material adverse effect on our revenue, our results of operations and our financial condition. For example, in 2013, we concluded that incoming orders were insufficient and that we were significantly underutilizing our factory capacity. As a result, in February 2014, we announced a restructuring plan with respect to our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), in order to better align manufacturing capacity with demand. Under the restructuring plan, we recorded a charge of approximately $907,000 in the first quarter of 2014.

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

In addition, we may modify our process to meet a customer specification, but this can impact our yields. If our yields decrease, our revenue could decline if we are unable to produce products to our customers’ requirements. At the same time, our manufacturing costs could remain fixed, or could increase. Lower yields negatively impact our gross margin. We have experienced product shipment delays and difficulties in achieving acceptable yields on both new and older products, and such delays and poor yields have adversely affected our operating results. We may experience similar problems in the future and we cannot predict when they may occur, their duration or severity.

If our manufacturing processes result in defects in our products making them unfit for use by our customers, our products would be rejected, resulting in compensation costs paid to our customers, and possible disqualification. This could lead to revenue loss and market share loss.

Risks exist in relocating our gallium arsenide and germanium manufacturing operations.

The Chinese government has imposed, and may impose in the future, manufacturing restrictions and regulations that require us to move part of our manufacturing operations to a different location or temporarily cease or limit manufacturing. Such relocation, or other restrictions on manufacturing, could materially and adversely impact our results of operations and our financial condition.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area.  For reasons of manufacturing efficiency we elected to also move our germanium manufacturing line.  Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  By December 31, 2019, we have ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and have transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing.  We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing.  Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing.  Some of our larger, more sophisticated customers want to perform a site qualification and subsequently, develop a plan to ramp up production at Dingxing.  The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead.

Customer qualification of the Dingxing site requires us to continue to diligently address the many details that arise at both of the new sites.  A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

Customers may require that they re-qualify our gallium arsenide wafer substrates or the new sites as a result of relocating our gallium arsenide manufacturing line.

As required by the Beijing city government we are relocating gallium arsenide production so that it is not within Beijing.  To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  By December 31, 2019 all crystal growth for gallium arsenide was closed in Beijing and 100% of our ingot production is now in Kazuo, a city approximately 250 miles from Beijing.  Wafer processing equipment for gallium arsenide has been moved to Dingxing, a city approximately 75 miles from Beijing.  Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing.  Some of our larger, more sophisticated customers want to perform a site qualification and subsequently make a plan to ramp up at Dingxing.

Customer qualification of the Dingxing site requires us to continue to diligently address the many details that arise at both of the new sites.  A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

Global economic and political conditions, including trade tariffs and restrictions, may have a negative impact on our business and financial results.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States.  This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%.  Approximately

10% of our revenue derives from importing our wafers into the United States.  In the year 2019 we paid approximately $735,000 in tariffs.  The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment.  Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically.  Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies.  These factors could eventually result in lower revenue from sales of our wafer substrates in China.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets may cause our customers to postpone deliveries. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

The ongoing operation of our manufacturing and production facilities in China is critical to our ability to meet demand for our products. If we are not able to use all or a significant portion of our facilities for prolonged periods for any reason, we would not be able to manufacture products for our customers. For example, a fire or explosion caused by our use of combustible chemicals, high furnace temperatures or, in the case of InP, high pressure during our manufacturing processes could render some of our facilities inoperable for an indefinite period of time. Actions outside of our control, such as earthquakes or other natural disasters, could also damage our facilities, rendering them inoperable. If we are unable to operate our facilities and manufacture our products, we would lose customers and revenue and our business would be harmed.

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

•	worldwide economic and political conditions and their impact on levels of business spending;
•	the competition such manufacturers face in their particular industries;
•	end of life obsolescence of products containing devices built on our wafers;
•	the technical, manufacturing, sales, marketing and management capabilities of such manufacturers;
•	the financial and other resources of such manufacturers; and
•	the inability of such manufacturers to sell their products if they infringe third‑party intellectual property rights.

If demand for the end-user applications for which our products are used decreases, or if manufacturers downstream in our supply chain are unable to develop, market and sell their products, demand for our products will decrease. For example, during 2019 widespread political and economic instability and trade war concerns resulted in a general slowdown and our revenue decreased significantly. Additionally, in the second half of 2016, manufacturers producing and selling passive optical network devices known as EPONs and GPONs experienced a slowdown in demand resulting in surplus inventory on hand. The slowdown persisted until late in 2017.  This resulted in a slowdown of sales of our InP substrates used in the PON market.  We expect similar cycles of strong demand followed by lower demand will occur for various InP, GaAs or Ge substrates in the future.

Our revenue, gross margins and profitability can be hurt if the average sales price of the various raw materials in our partially-owned companies decreases.

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability.  For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in recent years, and negatively impacted our financial results. In 2019, 2018 and 2017, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million, $1.1 million and $1.7 million, respectively, to our consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production costs, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our raw material joint venture companies or investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in raw material joint venture companies in China that produce materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by one of the joint venture companies range from 100% to 20%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could occur, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third-party supplier, resulting in higher costs and reduced gross margin.

The China central government has become increasingly concerned about environmental hazards.  Air pollution is a well-known problem in Beijing and other parts of China.  In days of severe air pollution, the government has ordered manufacturing companies to stop all production.  The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our unconsolidated joint venture companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever-tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value.

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

Intense competition in the markets for our products could prevent us from increasing revenue and achieving profitability.

The markets for our products are intensely competitive. We face competition for our wafer substrate products from other manufacturers of substrates, such as Sumitomo, JX, Freiberger, Umicore, and CCTC, and from companies, such as Qorvo and Skyworks, that are actively considering alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF process technology. Other competitors may develop and begin using similar technology. Sumitomo and JX also compete with us in the InP market. If we are unable to compete effectively, our revenue may decrease and we may not maintain profitability. We face many competitors that have a number of significant advantages over us, including:

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

In addition, new competitors have and may continue to emerge, such as a crystal growing company established by a former employee in China that is supplying semi-conducting GaAs wafers to the LED market. Competition from sources such as this could increase, particularly if these competitors are able to obtain large capital investments. Further, recent trade tensions between China and the United States have resulted in a greater determination within China to be self-sufficient and produce more goods domestically.  This could result in the formation of new competitors that would compete against our company and adversely affect our financial results.

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

We have made direct investments or investments through our subsidiaries in raw material suppliers in China, which provide us with opportunities to gain supplies of key raw materials that are important to our substrate business. These affiliates each have a market beyond that provided by us. We do not have significant influence over every one of these companies and in some we have made only a strategic, minority investment. We may not be successful in achieving the financial, technological or commercial advantage upon which any given investment is premised, and we could end up losing all or part of our investment which would have a negative impact on our results of operations. In the first quarter of 2017, we incurred an impairment charge of $313,000 against one of our partially-owned suppliers, writing down our investment to zero value. Most recently, in the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. The significant decline in the selling prices of raw materials which began in 2015 has weakened some of these companies and their losses have negatively impacted our financial results. Further, the increasing concern and restrictions in China of hazardous chemicals and other hazardous elements could result in orders to shut down permanently, fines or other severe measures.  Any such orders directed at one of our joint venture companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines, or operating losses, which would have a material adverse effect on our financial results.

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

In the past, most recently in the fourth quarter of 2018 and continuing in 2019, we experienced delays in customer purchasing decisions and disruptions in a normal volume of customer orders that we believe were in part due to the uncertainties in the global economy, resulting in an adverse impact on consumer spending. During challenging and uncertain economic times and in tight credit markets, many customers delay or reduce technology purchases. Should similar events occur again, our business and operating results could be significantly and adversely affected.

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

All of our wafer substrates are manufactured in China and in 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S.  In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States.  This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%.  Approximately 10% of our revenue derives from importing our wafers into the United States.  In the year 2019 we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed.  Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China.  It is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment.  Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically.  Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies.  These factors could eventually result in lower revenue from sales of our wafer substrates in China. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

The functional currency of our wholly-owned Chinese subsidiary and our partially-owned joint venture companies is the Chinese renminbi, the local currency. We can incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third-party supplier in China.  Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss.  Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

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

We manufacture our substrates in China and, in 2019, approximately 90% of our sales were to customers located outside of the United States.  Further, we have partial ownership of raw material companies in China as part of our supply chain.  The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity.  Such disruptions have had an adverse impact on our financial performance and could continue in the future.

If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.

In August 2015, there was an explosion at the Port of Tianjin, China.  As a result of this incident the government placed restrictions on importing certain materials and on freight routes used to transport these materials.  We experienced some modest disruption from these restrictions.  If the government were to place additional restrictions on the transportation of materials, then our ability to transport our raw materials or products could be limited and result in manufacturing delays or bottlenecks at shipping ports, affecting our ability to deliver products to our customers. During periods of such restrictions, we may increase our stock of critical materials (such as arsenic, gallium and other items) for use during the period that these restrictions are likely to last, which will increase our use of cash and increase our inventory level. Any of these restrictions could materially and adversely impact our results of operations and our financial condition.

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

An important example of some of these factors is seen in a change underway in Beijing.  The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing.  For reasons of manufacturing efficiency we elected to also move our germanium manufacturing line.

Some of our larger, more sophisticated customers want to perform a site qualification and subsequently make a plan to ramp up production at Dingxing.  Customer qualification of the Dingxing site requires us to continue to diligently address the many details that arise at both of the new sites.  A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

The recent outbreak of a contagious disease may affect our business operations and financial performance.

Currently, a contagious disease originating in Wuhan, China called the coronavirus or COVID-19 has spread to other cities in China and to many other countries including the United States.  This has triggered references to the SARS outbreak which occurred in 2003 and affected our business operations.  Any severe occurrence of an outbreak of a contagious disease such as the coronavirus, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China.  In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. Similarly, if one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue our manufacturing operations. In addition, while we possess management skills among our China-based staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable or our key China-based employees are unable to work. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them, our revenue would decline and our financial performance would suffer.

III.         Risks Related to Our Financial Results and Capital Structure

We may utilize our cash balances for relocation, expansion, or to offset a business downturn resulting in the decline of our existing cash, cash equivalents and investment balances, and if we need additional capital, those funds may not be available on acceptable terms, or at all.

Our liquidity is affected by many factors including among others, the relocation of our gallium arsenide manufacturing operations, the extent to which we pursue on-going capital expenditures, the build out of the sites at Dingxing and Kazuo, the level of our production, the level of profits or losses, and other factors related to the uncertainties of the industry and global economies. Our capital expenditures and any negative cash flow effects of these other factors will draw down our cash reserves, which could adversely affect our financial condition, require us to incur debt, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

•	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
•	unforeseen disruptions at our new sites;
•	disruptions in manufacturing if air pollution, or other environmental hazards, or outbreaks of contagious diseases causes the Chinese government to order work stoppages;
•	fluctuation of our manufacturing yields;
•	decreases in the prices of our or our competitors’ products;
•	fluctuations in demand for our products;
•	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
•	decline in general economic conditions or downturns in the industry in which we compete;
•	expansion of our manufacturing capacity;
•	expansion of our operations in China;
•	limited availability and increased cost of raw materials;

•	costs incurred in connection with any future acquisitions of businesses or technologies; and
•	increases in our expenses, including expenses for research and development.

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

As of December 31, 2019, we had U.S. federal net operating loss carryforwards of approximately $58.3 million. We have utilized all state net operating losses, primarily in the state of California, as of December 31,  2019. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

IV.         Risks Related to Our Intellectual Property

Intellectual property infringement claims may be costly to resolve and could divert management attention.

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation. For example, we entered into a royalty agreement with Sumitomo in 2011 to settle its claim of patent infringement, which resulted in AXT paying royalties for a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents. The agreement expired as of December 31, 2018. In January 2020, we agreed to enter into a cross license and covenant agreement with Sumitomo that will expire December 31, 2029 and includes annual payments by us to Sumitomo over a 10-year period.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. The central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations but there may not be actual violations. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms.  In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved.  In the first quarter of 2018, from February 27 to March 31 over 300 manufacturing companies were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution.  Our shipments were delayed and our revenue for the quarter was negatively impacted.  We expect that mandatory factory shutdowns will occur in the future.  If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then the shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization.  We believe the relocation of our gallium arsenide and germanium manufacturing lines mitigates our exposure to factory shutdowns. Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide substrate wafers.  The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith in relocating our gallium arsenide production.  If our application is denied in the future before we complete customer qualifications and ramp wafer processing volume, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal properties as of March 12, 2020 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2020
Beijing, China	256,000	Production and Administration	Owned by AXT / Tongmei
DingXing, China	190,000	Production	Owned by AXT / Tongmei
Kazuo, China	69,000	Production	Owned by AXT / Tongmei
Nanjing, China	1,250	Administration	Operating lease by Nanjing JinMei Gallium Co. Ltd., expires May 2020.*
Kazuo, China	71,000	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Beijing, China	37,660	Production and Administration	Operating leases by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., expire on various dates until November 2020.*

*Joint ventures in which we hold an interest and consolidate in our consolidated financial statements. We hold a 100% interest in Nanjing JinMei Gallium Co., Ltd., and a 63% interest in Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.

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

	High	Low
2019
First Quarter	$4.68	$3.70
Second Quarter	$6.14	$3.55
Third Quarter	$4.47	$3.24
Fourth Quarter	$4.20	$2.72
2018
First Quarter	$9.45	$6.90
Second Quarter	$8.60	$5.80
Third Quarter	$9.38	$6.80
Fourth Quarter	$7.24	$3.93

As of March 9,  2020, there were 139 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2019 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2019, 2018 and 2017 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2019 or 2018 under this program. As of December 31, 2019 and 2018, approximately $2.7 million remained available for future repurchases under this program, respectively.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2014 and ending December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
AXT, Inc.	100	88.57	171.43	310.71	155.36	155.36
NASDAQ Composite	100	106.96	116.45	150.96	146.67	200.49
NASDAQ Electronic Components	100	98.12	127.26	181.19	160.26	239.78

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$83,256	$102,397	$98,673	$81,349	$77,502
Cost of revenue	58,431	65,350	64,198	54,968	60,673
Gross profit	24,825	37,047	34,475	26,381	16,829
Operating expenses:
Selling, general and administrative	19,305	19,003	17,009	13,880	16,064
Research and development	5,834	5,897	4,827	5,850	5,664
Restructuring charge	—	—	—	226	—
Total operating expenses	25,139	24,900	21,836	19,956	21,728
Income (loss) from operations	(314)	12,147	12,639	6,425	(4,899)
Interest income, net	217	528	461	409	412
Equity in (loss) earnings of unconsolidated joint ventures	(1,876)	(1,080)	(1,694)	(1,995)	462
Other income (expense), net	947	352	(553)	860	2,023
Income (loss) before provision for income taxes	(1,026)	11,947	10,853	5,699	(2,002)
Provision for income taxes	562	938	792	733	531
Net income (loss)	(1,588)	11,009	10,061	4,966	(2,533)
Less: Net (income) loss attributable to noncontrolling interests	(1,012)	(1,355)	87	670	305
Net income (loss) attributable to AXT, Inc.	$(2,600)	$9,654	$10,148	$5,636	$(2,228)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.07)	$0.24	$0.27	$0.17	$(0.07)
Diluted	$(0.07)	$0.24	$0.26	$0.17	$(0.07)
Shares used in per share calculations:
Basic	39,487	39,049	37,444	32,139	32,183
Diluted	39,487	40,265	38,966	32,894	32,183

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,892	$16,526	$44,352	$36,152	$24,875
Investments	9,427	22,846	32,608	17,571	19,128
Working capital	85,679	99,831	117,927	91,335	81,146
Total assets	223,349	223,524	211,200	154,246	151,896
Current liabilities	27,526	28,709	22,594	15,951	15,742
Stockholders’ equity	192,762	194,532	188,317	137,390	134,660

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

Revenue Recognition and Sales Returns

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

We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. As such, shipping and handling fees billed to customers in a sales transaction are recorded in revenue. Shipping and handling costs incurred are recorded in cost of revenue. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenue.

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

On January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), and its related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC 606, using the modified retrospective approach, had no significant impact to our accumulated deficit as of January 1, 2018 and no significant impact to the total net cash from or used in operating, investing, or financing activities within the consolidated statements of cash flows. In connection with this adoption on January 1, 2018, we reclassified our refund liabilities relating to sales with a right of return in the amount of $169,000 to present it separately from “Accounts receivable” and included it in “Accrued liabilities” on the consolidated balance sheets. As of December 31, 2019 and 2018, the balance was $26,000 and $47,000, respectively. See Note 1 for the required disclosures related to the impact of adopting this standard.

Accounts Receivable and Allowance for Doubtful Accounts

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2019 and 2018, our accounts receivable, net balance was $19.0 million and $19.6 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and $358,000 as of December 31, 2019 and 2018, respectively.  During 2019, the allowance for doubtful accounts decreased by $324,000 primarily due to the deconsolidation of Beijing JiYa Semiconductor Material Co., Ltd. as of March 11, 2019. There were no changes in the allowance for doubtful accounts in 2018. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2019 and 2018, accrued product warranties totaled $387,000 and $236,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2019 and 2018, we had an inventory reserve of $16.4 million and $14.8 million, respectively, for excess and obsolete inventory and $91,000 and $18,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held raw material companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the subsidiary’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the subsidiary, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. For the year ended December 31, 2018, we had no impairment charges. For the year ended December 31, 2017, we recorded an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we wrote the investment down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2019 and 2018, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2019 and 2018.

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

Operating Results

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply and enhanced sourcing lead-times for key raw materials which are central to our final manufactured products.

Our annual revenue decreased in 2019 from $102.4 million in 2018 to $83.3 million in 2019.  This was a decrease of 18.7%.  For the years ended in 2018, 2017 and 2016 our revenue grew each year.  Our revenue increased in 2018 by 4% to $102.4 million, in 2017 by 21% to $98.7 million and in 2016 by 5% to $81.3 million.  Our gross margin declined in 2019 to 29.8%.  For the years ended in 2018, 2017 and 2016 our gross margin grew each year.  Gross margins improved to 36.2% of total revenue in 2018 from 34.9% of total revenue in 2017 and from 32.4% of total revenue in 2016.  During the four years from 2012 to 2015 our revenue declined, primarily as a result of the adoption of an alternative technology, SOI, which entered the market in 2011.  SOI enabled the RF switching chip in cell phones to function satisfactorily at a reduced cost.  Before 2011, silicon did not perform adequately in this function due to power consumption, heat and speed issues.

In 2014, our revenue from InP began to grow and, in 2014 and 2015, the InP annual growth rate exceeded 50% year on year.  This mitigated the reduction in revenue from gallium arsenide and enabled us to return to annual growth in 2016.  During this period, we believe our GaAs wafer business stabilized and our manufacturing yields improved. Our outlook for GaAs wafer substrates today is positive, as it is for InP and Ge substrates. The underlying end markets needing our wafer substrates are growing.  For example, InP wafer substrates are used for silicon photonics/data centers, passive optical networks and, more recently, 5G.  GaAs wafer substrates are used in LED lighting, industrial lasers and cell phones.  We are continuing to improve our six-inch low defect density or low EPD GaAs substrates that are required for 3D-sensing using VCSELs.  We believe the relocation of our GaAs manufacturing line will enable us to add capacity quickly for GaAs and InP in the future if market demands so require.

Revenue

	Years Ended Dec. 31			2018 to 2019		2017 to 2018
				Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$67,849	$81,008	$78,619	$(13,159)	(16.2)%	$2,389	3.0%
Raw materials and other	15,407	21,389	20,054	(5,982)	(28.0)%	1,335	6.7%
Total revenue	$83,256	$102,397	$98,673	$(19,141)	(18.7)%	$3,724	3.8%

Revenue decreased $19.1 million, or 18.7% in 2019 from $102.4 million in 2018. The $13.2 million decrease in wafer substrate sales was the result of weaker GaAs demand in LED sensors used in the automobile industry and the industrial sensor market.  In addition, GaAs sales into wireless applications decreased.  Revenue from Ge wafer substrates also decreased, primarily as a result of lower demand from our customers in China.  These decreases were partially offset by an increase in InP revenue.  The $6.0 million raw materials revenue decrease as compared to the same period in 2018 was primarily the result of the absence of revenue from raw gallium sales due to the deconsolidation of JiYa as of March 11, 2019.  In addition there was a reduction in shipments of purified gallium due to lower market demand.

Revenue increased $3.7 million, or 3.8% in 2018 from $98.7 million in 2017. The $2.4 million increase in wafer substrate sales primarily came from growth of our InP and Ge wafer substrate sales in 2018, which is partially offset by a modest decrease of our GaAs wafer substrate sales as compared to the same period of 2017. The $1.3 million increase in raw materials sales from our consolidated subsidiaries came from a 31% increase in raw gallium sales and a 28% increase in pBN sales as compared to 2017, which was partially offset by the decrease in purified gallium sales from one of our consolidated subsidiaries. During 2018, the average selling prices of our wafer substrates decreased slightly. The revenue increase was the result of higher unit volume in 2018 as compared to the same period in 2017.

Revenue by Geographic Region

	Year Ended Dec. 31,			2018 to 2019		2017 to 2018
				Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
China	$26,796	$31,492	$24,962	$(4,696)	(14.9)%	$6,530	26.2%
% of total revenue	32%	31%	25%
Europe (primarily Germany)	18,178	22,013	23,956	(3,835)	(17.4)%	(1,943)	(8.1)%
% of total revenue	22%	21%	24%
Taiwan	16,204	20,078	18,279	(3,874)	(19.3)%	1,799	9.8%
% of total revenue	19%	20%	19%
North America (primarily the United States)	8,228	10,021	8,352	(1,793)	(17.9)%	1,669	20.0%
% of total revenue	10%	10%	9%
Asia Pacific (excluding China, Taiwan and Japan)	7,592	8,488	9,866	(896)	(10.6)%	(1,378)	(14.0)%
% of total revenue	9%	8%	10%
Japan	6,258	10,305	13,258	(4,047)	(39.3)%	(2,953)	(22.3)%
% of total revenue	8%	10%	13%
Total revenue	$83,256	$102,397	$98,673	$(19,141)	(18.7)%	$3,724	3.8%

Sales to customers located outside of North America represented approximately 90%, 90% and 91% of our revenue during 2019, 2018 and 2017, respectively.

Revenue from customers in China decreased in 2019 by 14.9%, primarily due to lower demand for our Ge wafer substrates. Revenue from customers in Europe decreased by 17.4%, primarily due to weaker demand for GaAs wafer substrates used in LED sensors for the automobile industry.  In addition, GaAs sales into wireless applications decreased.  Revenue from customers in Taiwan decreased in 2019 by 19.3%, primarily due to a softening of demand from InP customers and a slow-down in both LED and wireless applications using GaAs substrate wafers. Revenue from customers in North America decreased by 17.9% as a result of lower demand for GaAs.  In addition revenue from one customer in Canada decreased as a result of weak demand from its primary optical device customer. Revenue from customers in Asia Pacific decreased by 10.6% as a result of lower demand for GaAs wafers used to produce industrial sensors.  Revenue from customers in Japan decreased in 2019 by 39.3% as a result of lower demand for raw materials.  In addition, there was lower demand for GaAs used in wireless applications and there was an aggressive inventory reduction program at one of our customers.

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

Gross Margin

				2018 to 2019		2017 to 2018
	Year Ended Dec. 31,			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Gross profit	$24,825	$37,047	$34,475	$(12,222)	(33.0)%	$2,572	7.5%
Gross Margin %	29.8%	36.2%	34.9%

Gross profit decreased $12.2 million in 2019 as compared to 2018.  Gross margin in 2019 was 29.8% as compared to 36.2% in 2018.  The decrease in gross profit is attributed to the lower sales volume in 2019 as compared to 2018.  In addition our manufacturing costs did not drop commensurately, particularly in GaAs.

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

Selling, General and Administrative Expenses

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$19,305	$19,003	$17,009	$302	1.6%	$1,994	11.7%
% of total revenue	23.2%	18.6%	17.2%

Selling, general and administrative expenses increased $0.3 million, or 1.6%, to $19.3 million for 2019 compared to $19.0 million for 2018.  The higher selling, general and administrative expenses were primarily from higher stock compensation expenses, VAT tax, legal expenses and consulting expenses related to our building construction in China which were partially offset by lower office supplies, facility and freight related expenses.  Selling, general and administrative expenses increased $2.0 million, or 11.7%, to $19.0 million for 2018 compared to $17.0 million for 2017. The higher selling, general and administrative expenses were primarily from higher personnel-related costs from hiring additional staff in China in connection with the relocation of our gallium arsenide and germanium production lines and a new direct sales professional in Europe, higher travel expenses related to traveling for customer visits and to our new manufacturing sites and higher stock compensation expenses, which were partially offset by lower professional service fees and lower sales commission expense that resulted from the termination of our European sales representative.

Research and Development Expenses

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Research and development	$5,834	$5,897	$4,827	$(63)	(1.1)%	$1,070	22.2%
% of total revenue	7.0%	5.8%	4.9%

Research and development expenses decreased  $0.1 million, or 1.1%, to $5.8 million in 2019 from $5.9 million in 2018.  The decrease in research and development expenses in 2019 was primarily due to lower personnel costs in one of our consolidated subsidiaries which was partially offset by higher personnel-related costs in North America.

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

Interest Income, Net

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Interest income, net	$217	$528	$461	$(311)	(58.9)%	$67	14.5%
% of total revenue	0.3%	0.5%	0.5%

Interest income, net decreased in 2019 as compared to the same period in 2018, primarily due to lower investment balances in 2019. Interest income, net increased in 2018 as compared to the same period in 2017, primarily due to higher market interest rates.

Equity in Loss of Unconsolidated Joint Venture Companies

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Equity in loss of unconsolidated joint ventures	$(1,876)	$(1,080)	$(1,694)	$796	73.7%	$(614)	(36.2)%
% of total revenue	(2.3)%	(1.1)%	(1.7)%

Equity in loss of unconsolidated joint ventures is the aggregate net loss from our minority-owned supply chain joint venture companies that are not consolidated. Equity in loss of unconsolidated joint ventures increased  $0.8 million to a loss of $1.9 million in 2019 from a loss of $1.1 million in 2018 as our unconsolidated joint ventures reported worse performance in 2019 as compared to 2018. The loss in 2019 includes an impairment charge of $1.1 million from the germanium mining company in our raw material supply chain.  The decrease of $0.6 million in 2018 from 2017 resulted from price increases of raw materials in 2018.  Further, there were no impairment charges in 2018 as compared to a charge of $313,000 in 2017.

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

Other Income (expense), Net

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Other income (expense), net	$947	$352	$(553)	$595	169.0%	$905	163.7%
% of total revenue	1.1%	0.3%	(0.6)%

Other income (expense), net increased $0.6 million to an income of $0.9 million for 2019 as compared to an income of $0.4 million in 2018, primarily due to compensation received from the China government by one of our consolidated subsidiaries for relocating their facility outside of Nanjing. In addition, our Beijing facility received an economic stimulus grant.

Other income, net increased $0.9 million to an income of $0.4 million for 2018 as compared to a loss of $0.6 million in 2017, primarily due to a higher foreign exchange gain in 2018 as compared to 2017.

Provision for Income Taxes

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$562	$938	$792	$(376)	(40.1)%	$146	18.4%
% of total revenue	0.7%	0.9%	0.8%

Provision for income taxes for 2019 and 2018 were $0.6 million and $0.9 million, respectively, which were mostly related to our wholly owned subsidiary in China and our partially owned consolidated raw material companies. No income taxes or benefits have been provided for U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $20 million in 2019, $20 million in 2018 and $22 million in 2017.

Net (Income) Loss Attributable to Noncontrolling Interests

				2018 to 2019		2017 to 2018
	Years Ended Dec. 31			Increase		Increase
	2019	2018	2017	(Decrease)	% Change	(Decrease)	% Change
	($ in thousands)
Net (income) loss attributable to noncontrolling interests	$(1,012)	$(1,355)	$87	$(343)	(25.3)%	$1,442	1,657.5%
% of total revenue	(1.2)%	(1.3)%	0.1%

The decrease in noncontrolling interests’ share of income for 2019 as compared to 2018 was due to lower profitability from one of our consolidated subsidiaries in China.

The increase in noncontrolling interests’ share of income for 2018 as compared to the 2017 was due to higher profitability from all of our consolidated subsidiaries in China.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Net cash provided by (used in):
Operating activities	$12,658	$3,218	$8,615
Investing activities	(8,328)	(30,827)	(36,458)
Financing activities	6,186	213	35,638
Effect of exchange rate changes	(150)	(430)	405
Net change in cash and cash equivalents	10,366	(27,826)	8,200
Cash and cash equivalents—beginning year	16,526	44,352	36,152
Cash and cash equivalents—end of year	26,892	16,526	44,352
Short and long-term investments—end of year	9,427	22,846	32,608
Total cash, cash equivalents and short-term and long-term investments	$36,319	$39,372	$76,960

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2019, we and our consolidated joint ventures held approximately $16.5 million in cash and investments in foreign bank accounts. This consists of $15.1 million held by our wholly owned subsidiaries in China and $1.4 million held by our consolidated subsidiary in China.

Total cash and cash equivalents, short-term and long-term investments decreased by $3.1 million in 2019. As of December 31, 2019, our principal source of liquidity was $36.3 million, which consisted of cash and cash equivalents of $26.9 million and short-term investments of $9.4 million. In 2019, cash and cash equivalents increased by $10.4 million and short-term and long-term investments decreased by $13.4 million. The increase in cash and cash equivalents of $10.4 million in 2019 was primarily due to net cash provided by operating activities of $12.7 million and financing activities of $6.2 million and partially offset by net cash used in investing activities of $8.3 million and the effect of exchange rate changes of $0.2 million.

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

Net cash provided by operating activities of $12.7 million for 2019 was primarily comprised of an adjustment of non-cash items of depreciation and amortization of $5.5 million, stock-based compensation of $2.3 million, impairment charge on equity investee of $1.1 million, loss on equity method investments of $1.0 million, return on equity method investments of $0.4 million, loss on disposal of equipment of $0.1 million, net change in operating assets and liabilities of $4.0 million offset in part by our net loss of $1.6 million and gain from deconsolidation of a subsidiary of $0.2 million. The $4.0 million net change in operating assets and liabilities primarily resulted from a $8.9 million decrease in inventories, a $2.9 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in accounts receivable, a $0.1 million increase in other long-term liabilities, including royalties offset in part by a $4.0 million decrease in accrued liabilities, a $3.1 million decrease in accounts payable and a $1.2 million increase in other assets.

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

Net cash used in investing activities of $8.3 million for 2019 was primarily due to property, plant and equipment of $21.8 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $8.7 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $22.2 million.

Net cash used in investing activities of $30.8 million for 2018 was primarily due to property, plant and equipment of $40.6 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $19.6 million and proceeds from sale of property, plant and equipment of $0.1 million.

Net cash used in investing activities of $36.5 million for 2017 was primarily from the purchases of marketable investment securities of $30.0 million and investments in property, plant and equipment of $21.4 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries, which were partially offset by proceeds from maturities and sales of available-for-sale securities of $14.8 million.

Net cash provided by financing activities was $6.2 million for 2019, which mainly consisted of the proceeds of $5.8 million from short-term loan in China, $0.3 million from the exercise of common stock options, $0.4 from sale of previously consolidated subsidiary shares partially offset by the considerations paid in cash to repurchase subsidiary shares from noncontrolling interests of $0.3 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2019, 2018 and 2017 under this program. As of December 31, 2019, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  By December 31, 2019, we have ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and have transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. We expect to spend approximately $5 million in capital expenditures for our gallium arsenide manufacturing line in 2020 and are considering additional investments in our indium phosphide manufacturing line.

One of our consolidated raw material joint ventures, JinMei, is in the process of relocating its manufacturing operations to the city of Kazuo, located in the province in Liaoning near the Inner Mongolia Autonomous Region, very near our own location. Currently, JinMei expects to invest approximately $3.0 million to 3.5 million related to the new facilities in 2020. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. As of December 31, 2019, JinMei repaid principal and interest totaling $490,000 to Tongmei. As of December 31, 2019, the remaining balance of principal and interest totaled $285,000. BoYu, our consolidated pBN crucible joint venture will invest approximately $4.0 million to $4.5 million.

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

Bank Loans and Line of Credit

In September 2018, Tongmei entered into a credit facility with Industrial and Commercial Bank of China (“ICBC”) in China with a $2.9 million line of credit at an annual interest rate of approximately 0.4% over the current Loan Prime Rate published by ICBC. Accrued interest is calculated and paid monthly. The annual interest rate was approximately 4.4%. This credit line was collateralized by Tongmei’s land-use right and all of its buildings located at its facility in Beijing. The primary intended use of the credit facility was for general purposes, which may include working capital, capital expenditures and other corporate expenses. In September 2018, we borrowed $291,000 against this credit line. The repayment of the full amount was due in September 2019. However, on December 26, 2018, we repaid the principal of $291,000 and interest of $3,000 and terminated this credit line. We decided to terminate this loan because we were able to secure a larger bank loan in the U.S. and our management believed that to secure bank loans in the future based on the two new manufacturing sites may have more strategic advantages as compared to have a loan based on the Beijing site.

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%.  As of the date of this Annual Report on Form 10-K, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility (the “Credit Facility”) with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of December 31, 2019. The Credit Facility is collateralized by Baoding Tongmei Xtal Technology Co., Ltd.’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the Credit Facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, we borrowed $2.8 million against the Credit Facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 we borrowed an additional $2.8 million against the Credit Facility. The repayment of the full amount is due on September 12, 2020, unless the parties agree to a renewal. As of December 31, 2019, $5.7 million was included in “Bank loan” in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the facility lease agreement, in May, 2020, we will have the option to extend the term of the lease for an additional three years. We are reasonably certain to exercise the option in the future. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases were approximately $306,000, $319,000 and $302,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$3,664	$489	$1,685	$534	$956

 We entered into a royalty agreement with Sumitomo effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. Under this agreement we could have paid up to $7.0 million in royalty payments over eight years beginning in 2011 based on future royalty bearing sales. This agreement contained a clause that allowed us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year is lower than a pre-determined amount set forth in this agreement. For the year ended December 31, 2018, royalty expense under this agreement was $565,000, which was net of claim for credit of $10,000. Royalty expense for the year ended December 31, 2017 was $526,000, which was net of claim for credit of $49,000. In January 2020, we agreed to enter into a cross license and covenant agreement with Sumitomo that will expire December 31, 2029 and includes annual payments by us to Sumitomo over a 10-year period in the aggregate amount of $2 million.

Land Purchase and Investment Agreement

We have established a wafer processing production line in Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain tax credits to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates (for example, the end users of the 3-D sensing VCSELs), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement, however the agreement does state that each party has a right to seek from the other party compensation for losses.  Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital.

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2019, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2019. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
for per share amounts)	2019	2019	2019	2019	2018	2018	2018	2018
Revenue	$18,410	$19,841	$24,797	$20,208	$22,232	$28,626	$27,120	$24,419
Cost of revenue	14,545	14,082	16,291	13,513	16,382	18,012	16,110	14,846
Gross profit	3,865	5,759	8,506	6,695	5,850	10,614	11,010	9,573
Operating expenses:
Selling, general and administrative	5,058	4,755	4,769	4,723	5,179	4,615	4,987	4,222
Research and development	1,607	1,482	1,399	1,346	1,309	1,668	1,500	1,420
Total operating expenses	6,665	6,237	6,168	6,069	6,488	6,283	6,487	5,642
Income (loss) from operations	(2,800)	(478)	2,338	626	(638)	4,331	4,523	3,931
Interest income, net	2	41	79	95	114	133	139	142
Equity in earnings (loss) of unconsolidated joint ventures	(226)	(204)	8	(1,454)	(1,059)	6	307	(334)
Other (expense) income, net	1,002	169	(90)	(134)	531	87	(51)	(215)
Income (loss) before provision for (benefit from) income taxes	(2,022)	(472)	2,335	(867)	(1,052)	4,557	4,918	3,524
Provision for (benefit from) income taxes	(214)	23	597	156	(173)	410	367	334
Net income (loss)	(1,808)	(495)	1,738	(1,023)	(879)	4,147	4,551	3,190
Less: Net income attributable to noncontrolling interests	(241)	(403)	(287)	(81)	(182)	(208)	(650)	(315)
Net income (loss) attributable to AXT, Inc	$(2,049)	$(898)	$1,451	$(1,104)	$(1,061)	$3,939	$3,901	$2,875
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.05)	$(0.02)	$0.04	$(0.03)	$(0.03)	$0.10	$0.10	$0.07
Diluted	$(0.05)	$(0.02)	$0.04	$(0.03)	$(0.03)	$0.10	$0.10	$0.07
Weighted average number of common shares outstanding:
Basic	39,636	39,514	39,447	39,352	39,197	39,008	39,001	38,941
Diluted	39,636	39,514	40,123	39,352	39,197	40,331	40,216	40,364

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019 and 2018, we recorded a foreign exchange gain of $321,000 and $165,000, respectively, during 2017 we recorded net foreign exchange loss of $602,000, included as part of other (expense) income, net in our consolidated statements of operation. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2019 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2019	Rate	Income	Income	Income
Cash and cash equivalents	$26,892	0.18%	$48	$43	$53
Investments in marketable debt	9,427	2.30%	217	195	239
			$265	$238	$292

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Three customers accounted for 14%, 13% and 12% of our trade accounts receivable as of December 31, 2019 and three customers accounted for 17%, 12% and 10% of our trade accounts receivable as of December 31, 2018.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us and our wholly-own subsidiary or indirectly through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. We own 25% of a germanium mining company. In 2019, we wrote down our investment in this company to zero resulting in an impairment charge of $1.1 million. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2019 and 2018, we did not maintain any direct investments under the cost method. Our minority investments under the equity method as of December 31, 2019 and 2018 totaled $6.0 million and $8.4 million, respectively.

Item 8.  Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 64, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, BPM LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. We implemented changes to our processes related to lease recognition and the control activities within them. These included the development of new policies, ongoing lease review requirements, and gathering of information provided for disclosures.

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AXT, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 12, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ BPM LLP

San Jose, California

March 12, 2020

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 21,  2020 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

The Board of Directors of AXT, Inc. has adopted a Code of Conduct and Ethics (the “Code”) that applies to our principal executive officers, principal financial officer, and corporate controller, as well as all other employees. A copy of this Code has been posted on our Internet website at www.axt.com. Any amendments to, or waivers from, a provision of our Code that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the Code enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2020, expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

San Jose, California

March 12, 2020

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$26,892	$16,526
Short-term investments	9,427	22,129
Accounts receivable, net of allowances of $34 and $358 as of December 31, 2019 and December 31, 2018	19,031	19,586
Inventories	49,152	58,571
Prepaid expenses and other current assets	8,703	11,728
Total current assets	113,205	128,540
Long-term investments	—	717
Property, plant and equipment, net	97,403	82,280
Operating lease right-of-use assets	2,938	—
Other assets	9,803	11,987
Total assets	$223,349	$223,524
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,098	$13,338
Accrued liabilities	11,681	15,371
Bank loan	5,747	—
Total current liabilities	27,526	28,709
Noncurrent operating lease liabilities	2,695	—
Other long-term liabilities	366	283
Total liabilities	30,587	28,992
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2019 and December 31, 2018 (Liquidation preference of $7,169 and $6,992 as of December 31, 2019 and December 31, 2018)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 40,632 and 39,985 shares issued and outstanding as of December 31, 2019 and December 31, 2018	41	40
Additional paid-in capital	236,957	234,418
Accumulated deficit	(47,783)	(45,183)
Accumulated other comprehensive loss	(4,862)	(1,972)
Total AXT, Inc. stockholders’ equity	187,885	190,835
Noncontrolling interests	4,877	3,697
Total stockholders’ equity	192,762	194,532
Total liabilities and stockholders’ equity	$223,349	$223,524

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Revenue	$83,256	$102,397	$98,673
Cost of revenue	58,431	65,350	64,198
Gross profit	24,825	37,047	34,475
Operating expenses:
Selling, general and administrative	19,305	19,003	17,009
Research and development	5,834	5,897	4,827
Total operating expenses	25,139	24,900	21,836
Income (loss) from operations	(314)	12,147	12,639
Interest income, net	217	528	461
Equity in loss of unconsolidated joint ventures	(1,876)	(1,080)	(1,694)
Other income (expense), net	947	352	(553)
Income (loss) before provision for income taxes	(1,026)	11,947	10,853
Provision for income taxes	562	938	792
Net income (loss)	(1,588)	11,009	10,061
Less: Net (income) loss attributable to noncontrolling interests	(1,012)	(1,355)	87
Net income (loss) attributable to AXT, Inc.	$(2,600)	$9,654	$10,148
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$(0.07)	$0.24	$0.27
Diluted	$(0.07)	$0.24	$0.26
Weighted-average number of common shares outstanding:
Basic	39,487	39,049	37,444
Diluted	39,487	40,265	38,966

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$(1,588)	$11,009	$10,061
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(1,847)	(5,749)	3,726
Change in unrealized gain (loss) on available-for-sale investments, net of tax	81	9	(138)
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	(617)	—	—
Total other comprehensive income (loss), net of tax	(2,383)	(5,740)	3,588
Comprehensive income (loss)	(3,971)	5,269	13,649
Less: Comprehensive income attributable to noncontrolling interests	(1,519)	(994)	(347)
Comprehensive income (loss) attributable to AXT, Inc.	$(5,490)	$4,275	$13,302

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

January 1, 2017	883	3,532	33,032	33	194,177	(64,985)	253	133,010	4,380	137,390
Common stock options exercised			762	1	2,476			2,477		2,477
Sale of subsidiary shares to noncontrolling interests					1,765			1,765	235	2,000
Stock-based compensation					1,405			1,405		1,405
Issuance of common stock in the form of restricted stock			312					—		—
Issuance of common stock, net of stock issuance costs of $2,639			5,307	5	31,856			31,861		31,861
Net income						10,148		10,148	(87)	10,061
Net dividend declared by joint ventures								—	(465)	(465)
Other comprehensive income							3,154	3,154	434	3,588
Balance as of December 31, 2017	883	3,532	39,413	39	231,679	(54,837)	3,407	183,820	4,497	188,317
Common stock options exercised			238	1	627			628		628
Purchase of subsidiary shares from noncontrolling interests					187			187	(1,794)	(1,607)
Restricted stock awards canceled			(10)					—		—
Stock-based compensation					1,925			1,925		1,925
Issuance of common stock in the form of restricted stock			344					—		—
Net income						9,654		9,654	1,355	11,009
Other comprehensive loss							(5,379)	(5,379)	(361)	(5,740)
Balance as of December 31, 2018	883	3,532	39,985	40	234,417	(45,183)	(1,972)	190,835	3,697	194,532
Common stock options exercised			113	1	267			268		268
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary							(1,150)	(1,150)	533	(617)
Purchase of subsidiary shares from noncontrolling interests					(74)			(74)	(339)	(413)
Restricted stock awards canceled			(20)							—
Stock-based compensation					2,346			2,346		2,346
Issuance of common stock in the form of restricted stock			554							—
Net loss						(2,600)		(2,600)	1,012	(1,588)
Other comprehensive loss							(1,740)	(1,740)	(26)	(1,766)
Balance as of December 31, 2019	883	$3,532	40,632	$41	$236,956	$(47,783)	$(4,862)	$187,885	$4,877	$192,762

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,588)	$11,009	$10,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,531	4,871	4,422
Amortization of marketable securities premium	37	158	173
Impairment charge on equity investee	1,068	—	313
Stock-based compensation	2,346	1,925	1,405
Realized gain on sale of available-for-sale securities	—	—	(77)
Loss (gain) on disposal of equipment	72	(99)	57
Gain from deconsolidation of a subsidiary	(175)	—	—
Loss from equity method investments, net	983	1,080	1,381
Return on equity method investments	362	—	—
Changes in operating assets and liabilities:
Accounts receivable	441	2,819	(7,977)
Inventories	8,862	(14,629)	(4,740)
Prepaid expenses and other current assets	2,936	(4,600)	(2,309)
Other assets	(1,188)	(1,888)	(52)
Accounts payable	(3,137)	2,314	4,401
Accrued liabilities *	(4,010)	518	1,642
Other long-term liabilities, including royalties	118	(260)	(85)
Net cash provided by operating activities	12,658	3,218	8,615
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,792)	(40,539)	(21,356)
Proceeds from sale of equipment	—	99	—
Purchases of available-for-sale securities	(8,725)	(9,937)	(30,021)
Proceeds from sales and maturities of available-for-sale securities	22,189	19,550	14,750
Repayment of related party notes receivable	—	—	169
Net cash used in investing activities	(8,328)	(30,827)	(36,458)
Cash flows from financing activities:
Proceeds from common stock options exercised	268	628	34,338
Proceeds from sale of previously consolidated subsidiary shares	366	—	1,765
Consideration paid to repurchase subsidiary shares from noncontrolling interests	(262)	(415)	—
Proceeds from short-term loan	5,814	—	—
Dividends paid by joint ventures to their minority shareholders	—	—	(465)
Net cash provided by financing activities	6,186	213	35,638
Effect of exchange rate changes on cash and cash equivalents	(150)	(430)	405
Net increase (decrease) in cash and cash equivalents	10,366	(27,826)	8,200
Cash and cash equivalents at the beginning of the year	16,526	44,352	36,152
Cash and cash equivalents at the end of the year	$26,892	$16,526	$44,352
Supplemental disclosures:
Income taxes paid, net of refunds	$749	$1,134	$714
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$151	$1,192	$—
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$(74)	$187	$—
Consideration payable in connection with construction, included in accrued liabilities	$1,447	$2,912	$—

* Dividend accrued but not paid by joint ventures of $0,  $504 and $533 was included in accrued liabilities as of December 31, 2019, 2018 and 2017, respectively.

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device.  The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2019, our substrate product group generated 81% of our revenue and raw materials product group generated 19%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

Our raw materials include both raw gallium and purified gallium.  We use purified gallium in producing our GaAs substrates and also sell purified gallium in the open market to other companies for use in magnetic materials, high temperature thermometers and growing single crystal ingots including gallium arsenide, gallium nitride, gallium antimonide, gallium phosphide and other materials and alloys.  We also produce pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE reactors.  We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Tongmei Baoding”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. and MaAnShan JinMei Gallium Ltd., and, except as discussed below and in Note 6, our majority-owned subsidiary, Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Tongmei Boading is located in the city of Dingxing, China. Tongmei ChaoYang is located in the city of Kazuo, China. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of December 31, 2019, we have five companies accounted for by the equity method. As of December 31, 2018, we had seven companies accounted for by the equity method. For the majority-owned subsidiary that we consolidate, we reflect the portion we do not own as noncontrolling interests on our consolidated balance sheets in stockholders' equity and in our consolidated statements of operations.

As discussed in Note 6, “Investments in Privately-Held Raw Material Companies”, effective as of March 11, 2019, we reduced our ownership in Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. As a result of this transaction, our investor partner became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019 he was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member of JiYa’s board of financial supervisors. Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”). As of March 12, 2019, we accounted for our retained investment in JiYa under the equity method of accounting, as we continue to exercise significant influence.

Our consolidated balance sheet as of December 31, 2018, as reported, included JiYa’s assets and liabilities, after all significant inter-company accounts and transactions were eliminated. Our consolidated balance sheet as of December 31, 2019, as reported, does not include the assets and liabilities of JiYa, since we deconsolidated JiYa as of March 11, 2019. Our consolidated statement of operations for the year 2019 includes JiYa’s results for the period through March 11, 2019.

As discussed in Note 6, in May 2019, we purchased the remaining 3% ownership interest of JinMei from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%. As of June 1, 2019, we referred to JinMei as a wholly-owned subsidiary instead of a significantly controlled subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2019 and 2018, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other (expense) income, net” for the years presented. The transaction gain totaled $321,000 and $165,000 for the years ended December 31, 2019 and 2018, respectively. The transaction loss for the year ended December 31, 2017 totaled $602,000. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)” in the consolidated statements of comprehensive income (loss), net of tax.

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

We have elected to account for shipping and handling as activities to fulfill the promise to transfer the goods. Shipping and handling fees billed to customers in a sales transaction are recorded as an offset to shipping and handling expenses. Sales taxes and value added taxes in foreign jurisdictions that are collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenue.

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

On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), and its related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC 606, using the modified retrospective approach, had no significant impact to our accumulated deficit as of January 1, 2018 and no significant impact to the total net cash from or used in operating, investing, or financing activities within the consolidated statements of cash flows. In connection with this adoption on January 1, 2018, we reclassified our refund liabilities relating to sales with a right of return in the amount of $169,000 to present it separately from “Accounts receivable” and included it in “Accrued liabilities” on the consolidated balance sheets.

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2019.

	December 31,	December 31,
	2019	2018
Contract liabilities	$(396)	$(476)
During the three and twelve months ended December 31, 2019, the Company recognized $0 and $0.4 million, respectively, of revenue that was included in the contract balances as of December 31, 2018.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposit and corporate bonds. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Three customers accounted for 14%,  13% and 12% of our trade accounts receivable as of December 31, 2019 and three customers accounted for 17%,  12% and 10% of our trade accounts receivable as of December 31, 2018.

One customer represented 15% of our revenue for the year ended December 31, 2019. One customer represented 13% of our revenue for the year ended December 31, 2018. Two customers represented 12% and 11%, respectively, of our revenue for the year ended December 31, 2017. Our top five customers, although not the same five customers for each period, represented 40% of our revenue for the year 2019 and 35% of our revenue for each of the years 2018 and 2017, respectively.

For the years ended December 31, 2019, 2018 and 2017 each of three third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-Term and Long-Term Investments

We classify our investments in marketable securities as available-for-sale securities.  Short-term and long-term investments are comprised of available-for-sale marketable securities, which consist primarily of certificates of deposit and corporate bonds. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Other (expense) income, net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “Other (expense) income, net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2019 and 2018, our accounts receivable, net balance was $19.0 million and $19.6 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and $358,000 in December 31, 2019 and 2018, respectively.  During 2019, the allowance for doubtful accounts decreased by $324,000 primarily due to the deconsolidation of JiYa. There were no changes in the allowance for doubtful accounts in 2018. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. In connection with the adoption of ASC Topic 606, on January 1, 2018, we reclassified our refund liabilities relating to sales with a right of return in the amount of $169,000 to present it separately from “Accounts receivable” and included it in “Accrued liabilities” on the consolidated balance sheets. As of December 31, 2019 and 2018, the balance was $26,000 and $47,000, respectively. During 2019, we utilized $26,000 and reserved an additional $5,000 and during 2018, we utilized $47,000 and reduced an additional $75,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2019 and 2018, accrued product warranties totaled $387,000 and $236,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 1 to 27.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the term of the lease. We generally depreciate computer, software, office equipment, furniture and fixtures 3 to 5 years, machinery and equipment 1 to 5 years, automobiles 5 to 10 years, leasehold and building improvements over 10 years, or the lease term if shorter, and buildings over 27.5 years. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2019, 2018 and 2017.

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

We have 25% ownership interest in a germanium materials company in China and we incurred an impairment charge for the period ended March 31, 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the years ended December 31, 2019 and 2018.

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2019, 2018 and 2017 were insignificant.

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

Comprehensive Income (Loss)

The components of other comprehensive income (loss) include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income, net of tax. The balance of accumulated other comprehensive income (loss) is as follows (in thousands):

	As of December 31,
	2019	2018
Accumulated other comprehensive loss:
Unrealized loss on investments, net	$(3)	$(84)
Cumulative translation adjustment	(4,842)	(1,845)
	(4,845)	(1,929)
Less: Cumulative translation adjustment attributable to noncontrolling interests	17	43
Accumulated other comprehensive loss attributable to AXT, Inc.	$(4,862)	$(1,972)

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standard Update 2016-02, Leases (Topic 842) (“ASC 842”), which replaces the existing guidance for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application.

We adopted this guidance effective January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that the exercise of our renewal option associated with our lease of facility in Fremont, California, would be reasonably certain in determining the expected lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of ASC 842 standard resulted in the recording of net ROU assets of $1.1 million and lease liabilities of $1.1 million, as of January 1, 2019. ASC 842 did not have an impact on our consolidated results of operations or cash flow.

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

* Short-term portion of lease liability included in accrued liabilities

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2019 and 2018, our cash, cash equivalents and investments are classified as follows (in thousands):

	December 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$26,892	$—	$—	$26,892	$16,526	$—	$—	$16,526
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	26,892	—	—	26,892	16,526	—	—	16,526
Investments (available-for-sale):
Certificates of deposit [2]	2,400	2	—	2,402	4,508	—	(27)	4,481
Corporate bonds	7,030	4	(9)	7,025	18,422	—	(57)	18,365
Total investments	9,430	6	(9)	9,427	22,930	—	(84)	22,846
Total cash, cash equivalents and investments	$36,322	$6	$(9)	$36,319	$39,456	$—	$(84)	$39,372
Contractual maturities on investments:
Due within 1 year [3]	$9,430			$9,427	$22,210			$22,129
Due after 1 through 5 years [4]	—			—	720			717
	$9,430			$9,427	$22,930			$22,846

1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity. Corporate equity securities have no maturity and may be sold at any time.

The gross unrealized losses related to our portfolio of available-for-sale securities were primarily due to changes in interest rates and market and credit conditions of the underlying securities. We have determined that the gross unrealized losses on some of our available-for-sale securities as of December 31, 2019 are temporary in nature. We periodically review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our investments would generate a loss if we sold them on December 31, 2019. The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2019	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Corporate bonds	4,515	(9)	—	—	4,515	(9)
Total in loss position	$4,515	$(9)	$—	$—	$4,515	$(9)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $6.0 million and $8.4 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019, there were five companies accounted for under the equity method. The year ended December 31, 2019 includes an impairment charge of $1.1 million for one of our minority investments in the three months ended March 31, 2019 (see Note 6). We had no impairment charges during 2018.  For the year ended December 31, 2017, we recognized an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it unlikely that this company will recover from the difficult pricing environment and we wrote the investment down to zero.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. Other than corporate equity securities which are based on quoted market prices and classified as Level 1, we classify our available-for-sale securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2019. There have been no transfers between fair value measurement levels during the years ended December 31, 2019 and 2018.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2019 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$2,402	$—	$2,402	$—
Corporate bonds	7,025	—	7,025	—
Total	$9,427	$—	$9,427	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). For the year ended December 31, 2019, we recognized an impairment charge of $1.1 million for one of our minority investments. We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019.  This company in which we have a minority investment is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China.  As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero. We had no impairment charges 2018. For the year ended December 31, 2017, we recognized an impairment charge of $313,000 for one of the gallium companies. During the first quarter of 2017, management determined it was unlikely that this company would recover from the difficult pricing environment and we wrote the investment down to zero.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2019	2018
Inventories:
Raw materials	$20,677	$26,966
Work in process	24,946	28,217
Finished goods	3,529	3,388
	$49,152	$58,571

As of December 31, 2019 and 2018, carrying values of inventories were net of inventory reserves of $16.4 million and $14.8 million, respectively, for excess and obsolete inventory and $91,000 and $18,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Related Party Transactions

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. Based on an independent third-party valuation analysis, we sold these shares for $366,000.  Previously we were the largest shareholder of JiYa and as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd. became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019, he was no longer chairman of JiYa’s board of directors and our Chief Financial Officer was no longer on JiYa’s board of financial supervisors.

Previously, we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes, we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our consolidated financial position and results of operations for all periods presented. JiYa continues to be a related party to us after deconsolidation, from whom we may purchase raw materials for production in the ordinary course of business from time to time.

Beginning in 2012, our consolidated joint venture, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the years ended December 31, 2019 and 2018, JinMei recorded $0 and $24,000 of income from agency sales, respectively, which were included in “Other (expense) income, net” in the consolidated statements of operations.

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

Tongmei also purchases raw materials from Dongfang for production in the ordinary course of business. As of December 31, 2019 and 2018, amount payable of $0 and $59,000, respectively, were included in “Accounts payable” in our consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of December 31, 2019 and 2018,  amount payable of $0 and $0, respectively, were included in “Accounts payable” in our consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of December 31, 2019 and 2018, amount payable of $0 and $0, respectively, were included in “Accounts payable” in our consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  As of December 31, 2019, JinMei repaid principal and interest totaling $490,000 to Tongmei. As of December 31, 2019 and 2018, the remaining balance of principal and interest totaled $285,000 and $316,000, respectively. JinMei, is in the process of relocating its manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is collateralized by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. As of December, 2019 and 2018, the balances, including both principal and accrued interest, were $449,000,  and $299,000, respectively, and included in “Other assets” and “Prepaid expenses and other current assets”, respectively, in our consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member to the owner of one of BoYu's customers. For the years ended December 31, 2019 and 2018, BoYu has recorded $0.2 million and $1.5 million in revenue from this customer, respectively. As of December 31, 2019 and 2018, amounts receivable of $12,000 and $0, respectively, were included in “Accounts receivable” in our consolidated balance sheets.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2019	2018
Property, plant and equipment:
Machinery and equipment, at cost	$45,742	$51,496
Less: accumulated depreciation and amortization	(37,115)	(41,431)
Building, at cost	38,837	39,775
Less: accumulated depreciation and amortization	(12,736)	(12,147)
Leasehold improvements, at cost	4,877	5,464
Less: accumulated depreciation and amortization	(4,035)	(4,497)
Construction in progress	61,833	43,620
	$97,403	$82,280

As of December 31, 2019, the balance of construction in progress was $61.8 million, of which $48.8 million was related to our buildings in our new Dingxing and Kazuo locations, $3.4 million was for manufacturing equipment purchases not yet placed in service and $9.6 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2018, the balance of construction in progress was $43.6 million, of which $31.7 million was related to our buildings in our new Dingxing and Kazuo locations, $2.2 million was for manufacturing equipment purchases not yet placed in service and $9.7 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $5.5 million, $4.9 million and $4.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 6. Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership
Company	2019	2018	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	3,331	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$5,269

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,326	$1,416	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,621	N/A	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	1,700	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,367	N/A	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	647	842	Equity	25%
	$5,961	$3,958

*  Ownership percentage decreased from 46% to 39% as of March 11, 2019 in connection with our sale of shares of this entity.

** In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%.

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord.  Based on an independent third-party valuation analysis, we sold these shares for $366,000.  Previously, we were the largest shareholder and, as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd., became the largest shareholder and assumed the right to appoint the general manager and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019 he was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member of JiYa’s board of financial supervisors.

Previously we accounted for JiYa’s financial performance under the consolidation method of accounting.  As a result of the changes we began to account for JiYa’s financial performance under the equity method of accounting.  Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with ASC 810. As of March 12, 2019, we accounted for our investment in JiYa under the equity method of accounting as we continue to have board representation and substantial ownership.  Pro-forma financials have not been presented because we believe the effects were not material to our consolidated financial position and results of operation for all periods presented. JiYa continues to be a related party to us after deconsolidation, whom we may purchase raw materials from for production in the ordinary course of business from time to time.

We recorded a gain on the deconsolidation of JiYa of $175,000 as a component of “Equity in loss of unconsolidated joint ventures” during 2019 in the consolidated statements of operations and comprehensive income (loss). On the date of deconsolidation, the fair value of the Company’s investment in JiYa exceeded the Company’s share of the net assets of JiYa, which generated the gain. As of March 12, 2019, we recorded our investment in JiYa at a fair value of $2,040,000, which was based on an independent third-party valuation analysis. The valuation is based on the asset-based approach. The market-based approach is not deemed appropriate due to lack of availability of market data for comparable companies on the open market and the discounted cash flow approach is not deemed reliable because of the difficulty in predicting the future profitability of JiYa due to the volatility of the gallium market, the concentration of customers and the significant accumulated losses of JiYa. The asset-based approach examines the value of a company’s assets net of its liabilities to derive a value for the equity holders. The gain on deconsolidation includes the following:

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

Our ownership of JinMei is 100%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. We paid approximately $262,000 in May 2019 and plan to pay the remainder of approximately $151,000 in January 2020. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we now refer to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

During 2019, 2018 and 2017, the consolidated joint ventures generated $4.3 million,  $5.5 million and $2.1 million of income, respectively, of which an income of $1.0 million, an income of $1.4 million and a loss of $0.1 million, respectively were allocated to noncontrolling interests, resulting in $3.3 million, $4.1 million and $2.2 million of income, respectively, to our net income (loss).

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $6.0 million and $8.4 million as of December 31, 2019 and 2018, respectively. Our respective ownership interests in each of these companies are 46%,  39%,  25%,  25% and 25%. These minority investment entities are not considered variable interest entities because:

•	all minority investment entities have sustainable businesses of their own;
•	our voting power is proportionate to our ownership interests;
•	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and
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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the years ended December 31, 2019, 2018 and 2017, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
Net revenue	$18,991	$33,212	$24,053	$5,458	$8,549	$6,152
Gross profit	2,013	6,457	1,739	558	1,675	482
Operating loss	(2,266)	(3,152)	(3,676)	(700)	(778)	(938)
Net loss	$(3,000)	$(4,750)	$(4,798)	$(1,876)	$(1,080)	$(1,694)

Excluding one fully impaired entity, these minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2019 and 2018, respectively:

	As of December 31,
	2019	2018
Current assets	$22,144	$31,525
Noncurrent assets	11,990	26,889
Current liabilities	13,726	24,670
Noncurrent liabilities	—	112

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $1.9 million, $1.1 million, and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Dividends received from these minority investment entities were $362,000 for the year ended December 31, 2019 and $0 for each of the years ended December 31, 2018 and 2017. Excluding one fully impaired entity, undistributed retained earnings relating to our investments in these minority investment entities amounted to $1.2 million and $2.5 million as of December 31, 2019 and 2018, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2019	2018
Equity method investments	$5,961	$8,422
Value added tax receivable, long term	2,708	1,845
Other intangible assets	1,124	1,048
Other assets	10	672
	$9,803	$11,987

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2019	2018
Accrued compensation and related charges	$3,307	$3,440
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction	1,447	2,912
Payable in connection with land restoration of Nanjing JinMei factory	703	—
Accrued professional services	630	706
Advance from customers	396	476
Accrued product warranty	387	236
Current portion of operating lease liability	319	—
Other personnel-related costs	180	202
Accrued income taxes	171	99
Payable in connection with repurchase of subsidiaries shares	151	1,147
Other tax payable	50	261
Accrual for sales returns	26	47
Deferred government grant income in connection with purchase of land	—	1,000
Dividends payable by consolidated joint ventures	—	504
Other accrued liabilities	1,013	1,440
	$11,681	$15,371

Note 8. Bank Loans and Line of Credit

In September 2018, Tongmei entered into a credit facility with Industrial and Commercial Bank of China (“ICBC”) in China with a $2.9 million line of credit at an annual interest rate of approximately 0.04% over the current Loan Prime Rate published by ICBC. Accrued interest is calculated and paid monthly. The annual interest rate was approximately 4.4%. This credit line is collateralized by Tongmei’s land-use right and all of its buildings located at its facility in Beijing. The primary intended use of the credit facility is for general purposes, which may include working capital, capital expenditures and other corporate expenses. In September 2018, we borrowed $291,000 against this credit line. The repayment of the full amount was due in September 2019. On December 26, 2018, we repaid the principal of $291,000 and interest of $3,000 of this loan to the bank. This credit line was terminated in December 2018, after we repaid both principal and interest to ICBC. We have decided to terminate this loan because we were able to secure a larger bank loan in the U.S. and our management believed that to secure bank loans from the two new manufacturing sites have more strategic advantages as compared to have one single loan from Beijing.

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2%.  As of December 31, 2019,  no loans or letters of credit were outstanding under the Credit Agreement. Effective February 5, 2020, the Company amended the Credit Agreement. The line of credit was reduced from $10 million to $7 million. The commitments under the First Amendment To Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%.

On August 9, 2019, Tongmei entered into a Credit Facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of December 31, 2019. The Credit Facility is collateralized by Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, we borrowed $2.8 million against the Credit Facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 we borrowed an additional $2.8 million against the Credit Facility. The repayment of the full amount is due on September 12, 2020, unless the parties agree to a renewal. As of December 31, 2019, $5.7 million was included in “Bank loan” in our consolidated balance sheets.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2019 and 2018, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interest in consolidated subsidiaries.

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2019	2018
Net income (loss) attributable to AXT, Inc.	$(2,600)	$9,654
Increase (decrease) in paid-in capital for:
Purchase of subsidiary shares from noncontrollling interest	(74)	187
Net transfers to noncontrolling interests	(74)	187
Net income (loss) attributable to AXT, Inc., net of transfers to noncontrolling interests	$(2,674)	$9,841

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2019, 2018 and 2017 under this program. As of December 31, 2019, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2017, 2018 and 2019, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock‑based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve‑month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees.  As of December 31, 2019, approximately 1.0 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2017, 2018 and 2019 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2017	3,294	$3.38	7.23	$5,301
Granted	184	8.99
Exercised	(762)	3.25
Canceled and expired	(50)	3.47
Balance as of December 31, 2017	2,666	$3.81	6.87	$13,149
Granted	246	5.77
Exercised	(238)	2.64
Canceled and expired	(20)	4.40
Balance as of December 31, 2018	2,654	$4.09	6.28	$2,720
Granted	430	3.06
Exercised	(113)	2.37
Canceled and expired	(18)	4.47
Balance as of December 31, 2019	2,953	$4.00	5.95	$3,040
Options vested as of December 31, 2019 and unvested options expected to vest, net of forfeitures	2,914	$4.00	5.90	$3,001
Options exercisable as of December 31, 2019	2,169	$3.81	4.83	$2,484

The options outstanding and exercisable as of December 31, 2019 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2019			December 31, 2019
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.14	-	$2.14	11	$2.14	4.33	11	$2.14
$2.18	-	$2.18	540	$2.18	5.84	540	$2.18
$2.29	-	$2.36	358	$2.32	4.15	358	$2.32
$2.47	-	$2.91	342	$2.71	3.97	341	$2.71
$3.06	-	$3.06	430	$3.06	9.85	—	$—
$4.79	-	$4.79	129	$4.79	1.82	129	$4.79
$5.21	-	$5.21	471	$5.21	6.82	370	$5.21
$5.61	-	$5.77	325	$5.73	7.21	146	$5.68
$5.83	-	$7.95	223	$6.41	2.34	207	$6.29
$9.50	-	$9.50	124	$9.50	7.82	67	$9.50
			2,953	$4.00	5.95	2,169	$3.81

There were 113,000, 238,000 and 762,000 options exercised in the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017,  was $266,000, $666,000 and $4,030,000, respectively.

As of December 31, 2019, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was approximately $1.4 million, net of estimated forfeitures of $110,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock‑based compensation to inventory as of December 31, 2019 and 2018, due to the immateriality of the amount.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2017, 2018 and 2019 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Fair Value
Non-vested as of January 1, 2017	325	$3.27
Granted	312	$9.15
Vested	(157)	$3.13
Forfeited	—	$—
Non-vested as of December 31, 2017	480	$7.13
Granted	344	$6.02
Vested	(181)	$6.04
Forfeited	(10)	$6.65
Non-vested as of December 31, 2018	633	$6.85
Granted	554	$3.60
Vested	(228)	$6.46
Forfeited	(20)	$7.16
Non-vested as of December 31, 2019	939	$5.02

Total fair value of stock awards vested during the years ended December 31, 2019, 2018 and 2017 was $1.5 million, $1.1 million and $490,000, respectively. As of December 31, 2019, we had $4.2 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.6 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2019 (in thousands, except per share data):

Options outstanding	2,953
Restricted stock awards outstanding	939
Stock available for future grant: 2015 Equity Incentive Plan	1,048
Total	4,940

Stock-based Compensation

We recorded $2.3 million, $1.9 million and $1.4 million of stock‑based compensation in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes compensation costs related to our stock‑based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2019	2018	2017
Cost of revenue	$125	$92	$39
Selling, general and administrative	1,778	1,520	1,146
Research and development	443	313	220
Total stock-based compensation	2,346	1,925	1,405
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$2,346	$1,925	$1,405
Shares used in computing basic net income (loss) per share	39,487	39,049	37,444
Shares used in computing diluted net income (loss) per share	39,487	40,265	38,966
Effect on basic net income (loss) per share	$(0.06)	$(0.05)	$(0.04)
Effect on diluted net income (loss) per share	$(0.06)	$(0.05)	$(0.04)

We estimate the fair value of stock options using a Black‑Scholes valuation model. There were 430,000, 246,000 and 184,000 stock options granted with a weighted-average grant date fair value of $1.48, $2.74 and $3.67 per share during 2019, 2018 and 2017, respectively. The fair value of options granted was estimated at the date of grant using the following weighted‑average assumptions:

	Year Ended
	December 31,
	2019	2018	2017
Expected term (in years)	6.1	5.8	5.8
Volatility	49.5%	46.6%	46.5%
Expected dividend	—%	—%	—%
Risk-free interest rate	1.67%	3.09%	2.10%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $176,000, $180,000 and $149,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2019 and 2018 (in thousands):

	Year Ended
	December 31,
	2019	2018
Beginning accrued product warranty	$236	$133
Accruals for warranties issued	522	289
Adjustments related to pre-existing warranties including expirations and changes in estimates	227	87
Cost of warranty repair	(598)	(273)
Ending accrued product warranty	$387	$236

Note 12. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $2.8 million, $6.5 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. We recorded a current tax provision of $562,000, $938,000 and $792,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	27	5	2
Foreign	535	933	790
Total current	562	938	792
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$562	$938	$792

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefits	(2.1)	—	—
Valuation allowance	(173.0)	(2.6)	(139.5)
Rate change	—	—	100.8
Stock-based compensation	(21.8)	0.3	(10.4)
Foreign tax rate differential	137.7	(11.4)	(10.3)
Foreign tax incentives	32.2	(2.9)	(7.0)
Foreign income inclusion	—	2.6	55.6
Section 78 gross up	—	—	11.7
Foreign tax credit	—	—	(30.6)
Tax effect in equity method loss or gain from unconsolidated affiliates	(47.8)	3.2	2.9
Foreign-derived intangible income	—	(2.4)	—
Other	(1.0)	0.1	(0.9)
Effective tax rate	(54.8)%	7.9%	7.3%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$14,979	$15,735
Accruals, reserves and other	3,011	2,100
Credit carryforwards	1,685	1,685
Operating lease liability	209	—
Gross deferred tax assets	19,884	19,520
Valuation allowance	(19,691)	(19,520)
Total deferred tax assets	193	—
Deferred tax liabilities:
Operating lease right-of-use assets	(193)	—
Total net deferred tax assets	$—	$—

As of December 31, 2019, we have federal net operating loss (“NOL”) carryforwards of approximately $58.3 million, which will expire beginning in 2022. In addition, we have federal tax credit carryforwards of approximately $1.7 million, which will expire beginning in 2027. We have utilized all state net operating losses, primarily in the state of California, as of December 31, 2019.

 The deferred tax assets valuation allowance as of December 31, 2019 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $0.2 million for the year ended December 31, 2019, whereas the valuation allowance decreased by $2.6 million and $46.3 million for the years ended December 31, 2018 and 2017, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises.  Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”).  In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $211,000,  $764,000 and $599,000 for 2019, 2018 and 2017, respectively.  As of December 31, 2019, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

Our subsidiaries in China also qualify for reduction in their taxable income in China for research and development (“R&D”) expenditures. Government pre-approval is required to claim R&D tax benefits. Any R&D claim is then submitted with the annual corporate income tax for the taxing authorities’ approval. Historically, we didn’t record such benefit until we received the tax refund from the Chinese government. Beginning in 2019, we record the tax benefit in the year it incurs the cost rather than in the year the tax benefit is received. This will better align the costs with the tax benefit. Our consolidated subsidiaries in China have enjoyed various tax holidays since 2000. Benefits under the tax holidays vary by jurisdiction.

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

During fiscal year 2019, 2018 and 2017, the amount of gross unrecognized tax benefits remains unchanged. The total amount of unrecognized tax benefits was $14.6 million as of December 31, 2019 and 2018. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material.

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

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits is as follows (in thousands):

Year Ended December 31,
	2019	2018	2017

Gross unrecognized tax benefits balance at beginning of the year	$ 14,557	$ 14,557	$ 14,557
Add:
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Less:
Decrease related to lapse of statute of limitations	—	—	—
Gross unrecognized tax benefits balance at end of the year	$ 14,557	$ 14,557	$ 14,557

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to AXT, Inc.	$(2,600)	$9,654	$10,148
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$(2,777)	$9,477	$9,971
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	39,487	39,049	37,444
Effect of dilutive securities:
Common stock options	—	1,106	1,339
Restricted stock awards	—	110	183
Denominator for dilutive net income (loss) per common shares	39,487	40,265	38,966

Basic net income (loss) per share:
Net income (loss) attributable to AXT, Inc.	$(0.07)	$0.24	$0.27
Net income (loss) to common stockholders	$(0.07)	$0.24	$0.27
Diluted net income (loss) per share:
Net income (loss) attributable to AXT, Inc.	$(0.07)	$0.24	$0.26
Net income (loss) to common stockholders	$(0.07)	$0.24	$0.26
Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	2,953	266	86
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	939	227	63

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2019	2018	2017
Product Type:
Substrates	$67,849	$81,008	$78,619
Raw materials and others	15,407	21,389	20,054
Total	$83,256	$102,397	$98,673

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2019	2018	2017
Geographical region:
China	$26,796	$31,492	$24,962
Europe (primarily Germany)	18,178	22,013	23,956
Taiwan	16,204	20,078	18,279
North America (primarily the United States)	8,228	10,021	8,352
Asia Pacific (excluding China, Taiwan and Japan)	7,592	8,488	9,866
Japan	6,258	10,305	13,258
Total	$83,256	$102,397	$98,673

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2019	2018
Long-lived assets by geographic region, net of depreciation:
North America	$1,069	$445
China	99,272	81,835
	$100,341	$82,280

Note 15. Other (expense) income

The components of other (expense) income are summarized below (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Foreign exchange gain (loss)	$321	$165	$(602)
Gain on available-for-sales securities	—	—	77
Gain from local China government subsidy	808	—	—
Other income (expense)	(182)	187	(28)
	$947	$352	$(553)

Note 16. Commitments and Contingencies

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the facility lease agreement, in May, 2020, we will have the option to extend the term of the lease for an additional three years. We are reasonably certain to exercise the option in the future. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

On January 1, 2019, we adopted ASC 842, which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated statement of operations and consolidated statement of comprehensive income (loss) for each year presented.

We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. The adoption of ASC 842 had a material impact on our consolidated balance sheet. The most significant impact was the recognition of the operating lease right-of-use assets and the liability for operating leases. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $1.1 million to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a material impact on the measurement of the operating lease liability.

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

As of December 31, 2019, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2020	$452
2021	549
2022	565
2023	556
2024	267
Thereafter	1,223
Total minimum lease payments	3,612
Less: Interest	(598)
Present value of lease obligations	3,014
Less: Current portion	(319)
Long-term portion of lease obligations	$2,695

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

December 31,
2019
Weighted-average remaining lease term (years)	7.94
Weighted-average discount rate	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$267
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,072

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

Year Ended
December 31, 2019
Operating lease	$358
Short-term lease expense	60
Total	$418

Royalty Agreement

We had entered into a royalty agreement with Sumitomo effective December 3, 2010 with a term of eight years, terminating December 31, 2018.  We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. We were to pay up to $7.0 million in royalty payment over eight years that began in 2011 based on future royalty bearing sales. This agreement contained a clause that allowed us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year was lower than a pre-determined amount set forth in this agreement.

For the year ended December 31, 2018, royalty expense under this agreement was $565,000, which was net of claim for credit of $10,000. Royalty expense for year ended December 31, 2017 was $526,000, which was net of claim for credit of $49,000.   These expenses were included in cost of revenue.

In January 2020, we agreed to enter into a cross license and covenant agreement with Sumitomo that will expire December 31, 2029 and includes annual payments by us to Sumitomo over a 10-year period.  Please see Note 18 of our Notes to Consolidated Financial Statements.

Land Purchase and Investment Agreement

We have established a wafer process production line in Dingxing, China.  In addition to a land rights and building purchase agreement that we entered into with a private real estate development company to acquire our new manufacturing facility, we also entered into a cooperation agreement with the Dingxing local government.  In addition to pledging its full support and cooperation, the Dingxing local government will issue certain credits or rebates to us as we achieve certain milestones.  We, in turn, agreed to hire local workers over time, pay taxes when due and eventually demonstrate a total investment of approximately $90 million in value, assets and capital.  The investment will include cash paid for the land and buildings, cash on deposit in our name at local banks, the gross value of new and used equipment (including future equipment that might be used for indium phosphide and germanium substrates production), the deemed value for our customer list or the end user of our substrates, for example, the end users of 3-D sensing VCSELs (vertical cavity surface emitting lasers), a deemed value for employment of local citizens, a deemed value for our proprietary process technology, other intellectual property, other intangibles and additional items of value.  There is no timeline or deadline by which this must be accomplished, rather it is a good faith covenant entered into between AXT and the Dingxing local government.  Further, there is no specific penalty contemplated if either party breaches the agreement. However, the agreement does state that each party has a right to seek from the other party compensation for losses. Under certain conditions, the Dingxing local government may purchase the land and building at the appraised value. We believe that such cooperation agreements are normal, customary and usual in China and that the future valuation is flexible. We have a similar agreement with the city of Kazuo, China, although on a smaller scale. The total investment targeted by AXT in Kazuo is approximately $15 million in value, assets and capital. In addition, BoYu has a similar agreement with the city of Kazuo. The total investment targeted by BoYu in Kazuo is approximately $8 million in value, assets and capital.

Note 17. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2019:
Revenue	$20,208	$24,797	$19,841	$18,410
Gross profit	6,695	8,506	5,759	3,865
Net income (loss) attributable to AXT, Inc.	(1,104)	1,451	(898)	(2,049)
Net income (loss) attributable to AXT, Inc. per share, basic	$(0.03)	$0.04	$(0.02)	$(0.05)
Net income (loss) attributable to AXT, Inc. per share, diluted	$(0.03)	$0.04	$(0.02)	$(0.05)
2018:
Revenue	$24,419	$27,120	$28,626	$22,232
Gross profit	9,573	11,010	10,614	5,850
Net income (loss) attributable to AXT, Inc.	2,875	3,901	3,939	(1,061)
Net income (loss) attributable to AXT, Inc. per share, basic	$0.07	$0.10	$0.10	$(0.03)
Net income (loss) attributable to AXT, Inc. per share, diluted	$0.07	$0.10	$0.10	$(0.03)

Note 18. Subsequent Events

On January 28, 2020, AXT and Sumitomo entered into a basic agreement, pursuant to which AXT and Sumitomo agreed to execute a formal cross license and covenant agreement that will expire on December 31, 2029.  The formal agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units.  Under the formal agreement, the aggregate fixed cost is $2 million, which is payable in annual installments over a 10-year period.

In November 2018, AXT entered into a credit agreement with Wells Fargo Bank (“Credit Agreement”).  The line of credit has never been drawn on.  On February 5, 2020, the Company entered into the First Amendment, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%. As of the date of this Annual Report on Form 10-K, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

Item 16.  Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2019

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7) 4.1	Certificate of Amendment to By Laws Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.3(9)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.4(10)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.8(14)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.9(15)*	2015 Equity Incentive Plan
10.10(16)*	Executive Incentive Plan
10.11(17)* 10.12

Credit Agreement, dated as of November 2, 2018, by and between AXT, Inc. and Wells Fargo Bank, National Association

First Amendment to Credit Agreement, dated as of February 5, 2020, by and between AXT, Inc. and Wells Fargo Bank, National Association

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(15)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(16)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(17)	Incorporated by reference to exhibit 10.1 registrant’s Form 8-K filed with the SEC on November 9, 2018.

*Management contract or compensatory plan.

**Confidential treatment has been requested of the SEC for portions of the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ GARY L. FISCHER
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: March 12,  2020

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 12, 2020
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 12, 2020
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 12, 2020
Jesse Chen

/s/ DAVID C. CHANG	Director	March 12, 2020
David C. Chang

/s/ LEONARD LEBLANC	Director	March 12, 2020
Leonard LeBlanc

/s/ Christine Russell	Director	March 12, 2020
Christine Russell