Form 10-Q
period 2020-03-31
AXT INC
filed 2020-05-08
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2020
Common Stock, $0.001 par value	40,845,912

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$20,061	$26,892
Short-term investments	8,697	9,427
Accounts receivable, net of allowances of $34 as of March 31, 2020 and December 31, 2019	23,613	19,031
Inventories	48,253	49,152
Prepaid expenses and other current assets	10,638	8,703
Total current assets	111,262	113,205
Property, plant and equipment, net	97,490	97,403
Operating lease right-of-use assets	2,810	2,938
Other assets	11,078	9,803
Total assets	$222,640	$223,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,518	$10,098
Accrued liabilities	10,371	11,681
Bank loan	6,071	5,747
Total current liabilities	25,960	27,526
Long-term portion of royalty payments	1,445	—
Noncurrent operating lease liabilities	2,542	2,695
Other long-term liabilities	503	366
Total liabilities	30,450	30,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (Liquidation preference of $7,213 and $7,169 as of March 31, 2020 and December 31, 2019)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 40,827 and 40,632 shares issued and outstanding as of March 31, 2020 and December 31, 2019	41	41
Additional paid-in capital	238,041	236,957
Accumulated deficit	(47,961)	(47,783)
Accumulated other comprehensive loss	(6,637)	(4,862)
Total AXT, Inc. stockholders’ equity	187,016	187,885
Noncontrolling interests	5,174	4,877
Total stockholders’ equity	192,190	192,762
Total liabilities and stockholders’ equity	$222,640	$223,349

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$20,723	$20,208
Cost of revenue	15,201	13,513
Gross profit	5,522	6,695
Operating expenses:
Selling, general and administrative	4,749	4,723
Research and development	1,407	1,346
Total operating expenses	6,156	6,069
Income (loss) from operations	(634)	626
Interest income (expense), net	(29)	95
Equity in loss of unconsolidated joint ventures	(120)	(1,454)
Other income (expense), net	1,366	(134)
Income (loss) before provision for income taxes	583	(867)
Provision for income taxes	366	156
Net income (loss)	217	(1,023)
Less: Net income attributable to noncontrolling interests	(395)	(81)
Net loss attributable to AXT, Inc.	$(178)	$(1,104)
Net loss attributable to AXT, Inc. per common share:
Basic and diluted	$(0.01)	$(0.03)
Weighted-average number of common shares outstanding:
Basic and diluted	39,812	39,352

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income (loss)	$217	$(1,023)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(1,874)	2,474
Change in unrealized gain on available-for-sale debt investments, net of tax	1	57
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	—	(617)
Total other comprehensive income (loss), net of tax	(1,873)	1,914
Comprehensive income (loss)	(1,656)	891
Less: Comprehensive income attributable to noncontrolling interests	(297)	(756)
Comprehensive income (loss) attributable to AXT, Inc.	$(1,953)	$135

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$217	$(1,023)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	993	1,460
Amortization of marketable securities premium	10	18
Impairment charge on equity investee	—	1,068
Stock-based compensation	643	558
Loss on disposal of equipment	—	31
Gain from deconsolidation of a subsidiary	—	(175)
Loss from equity method investments, net	120	561
Changes in operating assets and liabilities:
Accounts receivable	(4,691)	153
Inventories	354	6,279
Prepaid expenses and other current assets	(2,042)	517
Other assets	(1,383)	(766)
Accounts payable	(484)	(5,555)
Accrued liabilities	(1,388)	(5,996)
Other long-term liabilities, including royalties	1,547	7
Net cash used in operating activities	(6,104)	(2,863)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,139)	(2,909)
Proceeds from sales and maturities of available-for-sale debt securities	720	9,800
Net cash provided by (used in) investing activities	(1,419)	6,891
Cash flows from financing activities:
Proceeds from common stock options exercised	441	—
Proceeds from sale of previously consolidated subsidiary shares	—	366
Proceeds from short-term loan	391	—
Net cash provided by financing activities	832	366
Effect of exchange rate changes on cash and cash equivalents	(140)	140
Net increase (decrease) in cash and cash equivalents	(6,831)	4,534
Cash and cash equivalents at the beginning of the year	26,892	16,526
Cash and cash equivalents at the end of the year	$20,061	$21,060

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The accompanying condensed consolidated financial statements of AXT, Inc. (“AXT,” the “Company,” “we,” “us,” and “our” refer to AXT, Inc. and all of its consolidated subsidiaries) are unaudited, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, this interim quarterly financial report does not include all disclosures required by US GAAP. In the opinion of our management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial position, results of operations and cash flows of AXT and our consolidated subsidiaries for all periods presented.

Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with US GAAP. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. These estimates and assumptions may change as new events occur and additional information is obtained. Actual results could differ materially from those estimates.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12,  2020.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Tongmei Baoding”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“LiMei ChaoYang”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. and MaAnShan JinMei Gallium Ltd., and, except as discussed below and in Note 7, our majority-owned subsidiary,  Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Tongmei Baoding is located in the city of Dingxing, China. Each of Tongmei ChaoYang and LiMei ChaoYang is located in the city of Kazuo, China. All significant inter‑company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2020 and December 31, 2019, we have five companies accounted for by the equity method. For the majority-owned subsidiary that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the LiMei ChaoYang location to provide us with additional production capacity. For the quarter ended March 31, 2020, expenses associated with LiMei ChaoYang had a de minimis impact on the condensed consolidated financial statements.

As discussed in Note 7, “Investments in Privately-Held Companies”, effective as of March 11, 2019 we reduced our ownership in Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. As a result of this transaction, our investor partner became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019, he was no longer the chairman of JiYa’s board of directors and our Chief Financial Officer was no longer a member  of JiYa’s board of financial supervisors. Therefore, we deconsolidated JiYa from our consolidated financial statements as of March 11, 2019 in accordance with Accounting Standards Codification

(“ASC”) Topic 810 Consolidation (“ASC 810”).  As of March 12, 2019, we accounted for our retained investment in JiYa under the equity method of accounting, as we continue to exercise significant influence.

Our condensed consolidated balance sheet as of December 31, 2019, as reported, does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 includes JiYa’s results for the period through March 11, 2019.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2020 and December 31, 2019, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	March 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$20,061	$—	$—	$20,061	$26,892	$—	$—	$26,892
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	20,061	—	—	20,061	26,892	—	—	26,892
Investments (available-for-sale):
Certificates of deposit [2]	1,680	2	—	1,682	2,400	2	—	2,402
Corporate bonds	7,019	2	(6)	7,015	7,030	4	(9)	7,025
Total investments	8,699	4	(6)	8,697	9,430	6	(9)	9,427
Total cash, cash equivalents and investments	$28,760	$4	$(6)	$28,758	$36,322	$6	$(9)	$36,319
Contractual maturities on investments:
Due within 1 year [3]	$8,699			$8,697	$9,430			$9,427
Due after 1 through 5 years [4]	—			—	—			—
	$8,699			$8,697	$9,430			$9,427

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

The gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. We have determined that the gross unrealized losses on our available-for-sale debt securities as of March 31, 2020 are temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on March 31, 2020. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Corporate bonds	5,763	(6)	—	—	5,763	(6)
Total in loss position	$5,763	$(6)	$—	$—	$5,763	$(6)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2019	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	4,515	(9)	—	—	4,515	(9)
Total in loss position	$4,515	$(9)	$—	$—	$4,515	$(9)

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $5.8 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, there were five companies accounted for under the equity method. There were no impairment charges in the three months ended March 31, 2020. The three months ended March 31, 2019 include an impairment charge of $1.1 million for one of our minority investments (see Note 7).

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2020 and December 31, 2019, the total unrealized loss, net of tax, included in accumulated other comprehensive loss was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2020. There have been no transfers between fair value measurements levels during the three months ended March 31, 2020.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2020 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$1,682	$—	$1,682	$—
Corporate bonds	7,015	—	7,015	—
Total	$8,697	$—	$8,697	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7).  One such investment is a 25% ownership interest in a germanium materials company in China.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, we did not record other-than-temporary impairment charges for the remainder of these investments during the three months ended March 31, 2020 and 2019, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2020	2019
Inventories:
Raw materials	$20,974	$20,677
Work in process	24,874	24,946
Finished goods	2,405	3,529
	$48,253	$49,152

As of March 31, 2020 and December 31, 2019, carrying values of inventories were net of inventory reserves of $16.6 million and $16.4 million, respectively, for excess and obsolete inventory and $97,000 and $91,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2020	2019
Property, plant and equipment:
Machinery and equipment, at cost	$44,797	$45,742
Less: accumulated depreciation and amortization	(36,740)	(37,115)
Building, at cost	38,171	38,837
Less: accumulated depreciation and amortization	(12,846)	(12,736)
Leasehold improvements, at cost	4,849	4,877
Less: accumulated depreciation and amortization	(4,041)	(4,035)
Construction in progress	63,300	61,833
	$97,490	$97,403

As of March 31, 2020, the balance of construction in progress was $63.3 million, of which $50.2 million was related to our buildings in our new Dingxing and Kazuo locations, $3.6 million was for manufacturing equipment purchases not yet placed in service and $9.5 million was for our construction in progress for our other consolidated subsidiaries. As of December 31, 2019, the balance of construction in progress was $61.8 million, of which $48.8 million was for our buildings in our new Dingxing and Kazuo locations, $3.4 million was for manufacturing equipment purchases not yet placed in service and $9.6 million was for our construction in progress at our other consolidated subsidiaries.

We reviewed our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs by approximately $0.3 million and decreased our basic and diluted net loss per share by approximately $0.01 for the quarter ended March 31, 2020 as a result of lower depreciation expense.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2020	2019
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,552	3,307
Payable in connection with land restoration of Nanjing JinMei factory	691	703
Payable in connection with construction	604	1,447
Advance from customers	429	396
Current portion of operating lease liabilities	363	319
Accrued product warranty	362	387
Accrued professional services	324	630
Current portion of royalty payments	300	—
Accrued income taxes	238	171
Other tax payable	162	50
Payable in connection with repurchase of subsidiaries shares	151	151
Other personnel-related costs	56	180
Accrual for sales returns	13	26
Other accrued liabilities	1,225	1,013
	$10,371	$11,681

Note 6. Related Party Transactions

Effective as of March 11, 2019, we reduced our ownership in JiYa from 46% to 39% by selling a portion of our JiYa shares to our investor partner, which is also JiYa’s landlord. Based on an independent third party valuation analysis, we sold these shares for $366,000.  Previously, we were the largest shareholder of JiYa and as such, we had the right to appoint the general manager of JiYa and the ability to exercise control in substance over JiYa’s long-term strategic direction.  Further, our Chief Executive Officer was the chairman of JiYa’s board of directors and our Chief Financial Officer was a member of JiYa’s board of financial supervisors.  As a result of this transaction, our investor partner, Shanxi Aluminum Industrial Co., Ltd. became the largest shareholder of JiYa and assumed the right to appoint the general manager of JiYa and thereby exercised greater control over JiYa’s long-term strategic direction.  Further, although our Chief Executive Officer remains on the board, as of March 11, 2019, he was no longer chairman of JiYa’s board of directors and our Chief Financial Officer was no longer on JiYa’s board of financial supervisors.

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

Beginning in 2012, our wholly-owned subsidiary, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31,

2020 and 2019, JinMei has recorded $0 and $0 income from agency sales, respectively, which were included in “Other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei ChaoYang purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of March 31, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co., Ltd. (“JiaMei”), for production in the ordinary course of business. As of March 31, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchase raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co., Ltd. (“Tongli”), for production in the ordinary course of business. As of March 31, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year.  As of March 31, 2020, JinMei repaid principal and interest totaling $481,000 to Tongmei. As of March 31, 2020 and December 31, 2019, the remaining balance of principal and interest totaled $283,000 and $285,000, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. As of March 31, 2020 and December 31, 2019, the balances, including both principal and accrued interest, were $586,000 and $449,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended March 31, 2020 and 2019, BoYu has recorded $254,000 and $38,000, respectively, in revenue from this customer. As of March 31, 2020 and December 31, 2019, amounts receivable of $235,000 and $12,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

As of March 31, 2020, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership
Company	2020	2019	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	N/A	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$1,938

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,327	$1,326	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,446	1,621	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,401	2,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	595	647	Equity	25%
	$5,769	$5,961

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

Our ownership of JinMei is 100%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. We paid approximately $262,000 in May 2019 and plan to pay the remainder of approximately $151,000 at a date to be determined by both parties. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we now refer to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

During the three months ended March 31, 2020 and 2019, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.1 million and $0.7 million, respectively, of which gains of $395,000 and $81,000, respectively, were allocated to noncontrolling interests, resulting in a reduction of $0.7 million and $0.6 million, respectively, to our net loss. Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.8 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively. Our respective ownership interests in each of these companies are 46%,  39%,  25%,  25% and 25%. These minority investment entities are not considered variable interest entities because:

•	all minority investment entities have sustainable businesses of their own;

•	our voting power is proportionate to our ownership interests;

•	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Net revenue	$3,953	$6,441
Gross profit (loss)	$2,020	$(51)
Operating income (loss)	$197	$(2,039)
Net income (loss)	$2	$(2,446)

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $120,000 and $1.6 million, respectively, for the three months ended March 31, 2020 and 2019.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2020 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2019	$3,532	$41	$236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised	—	—	441	—	—	441	—	441
Stock-based compensation	—	—	643	—	—	643	—	643
Net income (loss)	—	—	—	(178)	—	(178)	395	217
Other comprehensive loss	—	—	—	—	(1,775)	(1,775)	(98)	(1,873)
Balance as of March 31, 2020	$3,532	$41	$238,041	$(47,961)	$(6,637)	$187,016	$5,174	$192,190

The changes in stockholders’ equity by component for the three months ended March 31, 2019 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net income (loss)	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.   No shares were repurchased from 2016 through 2019. During the three months ended March 31, 2020, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$28	$31
Selling, general and administrative	492	437
Research and development	123	90
Total stock-based compensation	643	558
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$643	$558

As of March 31, 2020, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.3 million, net of estimated forfeitures of $106,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2020 and December 31, 2019 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2020 and 2019.

The following table summarizes the stock option transactions during the three months ended March 31, 2020 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2020	2,953	$4.00	5.95	$3,040
Granted	—	—	0	0
Exercised	(190)	2.32	0	0
Canceled and expired	—	—	0	0
Balance as of March 31, 2020	2,763	$4.12	5.82	$954
Options vested as of March 31, 2020 and unvested options expected to vest, net of forfeitures	2,728	$4.12	5.78	$950
Options exercisable as of March 31, 2020	2,031	$4.01	4.72	$890

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $3.21 on March 31, 2020, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2020 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2020	939	$5.02
Granted	10	$4.00
Vested	(3)	$4.32
Forfeited	(5)	$5.98
Non-vested as of March 31, 2020	941	$5.01

As of March 31, 2020, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.8 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to AXT, Inc.	$(178)	$(1,104)
Less: Preferred stock dividends	(44)	(44)
Net loss available to common stockholders	$(222)	$(1,148)
Denominator:
Denominator for basic net loss per share - weighted-average common shares	39,812	39,352
Effect of dilutive securities:
Common stock options	—	—
Restricted stock awards	—	—
Denominator for dilutive net loss per common shares	39,812	39,352
Net loss attributable to AXT, Inc. per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Options excluded from diluted net loss per share as the impact is anti-dilutive	2,763	2,654
Restricted stock excluded from diluted net loss per share as the impact is anti-dilutive	941	644

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2020 and December 31, 2019, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2020	2019
Product Type:
Substrates	$16,881	$16,766
Raw Materials and Other	3,842	3,442
Total	$20,723	$20,208

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2020	2019
Geographical region:
Europe (primarily Germany)	$6,214	$4,375
Taiwan	5,177	3,008
China	4,724	7,111
North America (primarily the United States)	1,918	2,738
Asia Pacific (excluding China, Taiwan and Japan)	1,356	1,184
Japan	1,334	1,792
Total	$20,723	$20,208

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Long-lived assets by geographic region, net of depreciation:
North America	$920	$1,069
China	99,380	99,272
	$100,300	$100,341

Significant Customers

Two customers, Landmark and Osram, represented 17% and 15%, respectively, of our revenue for the three months ended March 31, 2020 while two customers, Haisi Optoelectronics and Landmark, represented 12% and 11%, respectively, of our revenue for the three months ended March 31, 2019. Our top five customers, although not the same five customers for each period, represented 49% and 40% of our revenue for the three months ended March 31, 2020 and 2019, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Three customers accounted for 20%,  13% and 12% of our accounts receivable balance as of March 31, 2020, and three customers accounted for 14%,  13% and 12% of our accounts receivable as of December 31, 2019.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning accrued product warranty	$387	$236
Accruals for warranties issued	61	127
Adjustments related to pre-existing warranties including expirations and changes in estimates	(30)	93
Cost of warranty repair	(56)	(131)
Ending accrued product warranty	$362	$325

Contractual Obligations

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that begins on January 1, 2020 and expires on December 31, 2029.  The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2020, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (Expense), Net

Other income (expense), net for the quarter ended March 31, 2020, includes a grant of $1.4 million from a provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $43,000 and $56,000 for the three months ended March 31, 2020 and 2019, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2020 includes no interest and penalties. As of March 31, 2020, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2020 was mostly related to our wholly owned China subsidiaries and our one partially owned subsidiary in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2020 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property and special deductions on certain corporate charitable contributions.  The Company analyzed the provisions of the CARES Act and determined there was no effect on its provision for the current period and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s condensed consolidated financial statements and disclosures.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximate its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2020. The following table reflects the contract liabilities balance as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Contract liabilities	$(429)	$(396)
During the three months ended March 31, 2020, the Company recognized $0.2 million of revenue that was included in the contract balances as of December 31, 2019.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%.  As of March 31, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of March 31, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, Tongmei borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020, unless the parties agree to a renewal. As of March 31, 2020, $5.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the Loan Prime Rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of March 31, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of March 31, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the facility lease agreement, in May 2020, we will have the option to extend the term of the lease for an additional three years. We are reasonably certain to exercise the option in the future. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

On January 1, 2019, we adopted Accounting Standard Update 2016-02, Leases (Topic 842) (“ASC 842”), which requires the recognition of the right-of-use assets and related operating and finance lease liabilities on the balance sheet. As permitted by ASC 842, we elected the adoption date of January 1, 2019, which is the date of initial application. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated, continues to be reported under ASC Topic 840, Leases, (“ASC 840”), which did not require the recognition of operating lease liabilities on the balance sheet, and is not comparative. Under ASC 842, all leases are required to be recorded on the balance sheet and are classified as either operating leases or finance leases. The lease classification affects the expense recognition in the statement of operations. Operating lease charges are recorded entirely in operating expenses. Finance lease charges are split, where amortization of the right-of-use asset is recorded in operating expenses and an implied interest component is recorded in interest expense. The expense recognition for operating leases and finance leases under ASC 842 is substantially consistent with ASC 840. As a result, there is no significant difference in our results of operations presented in our consolidated statement of operations and consolidated statement of comprehensive income (loss) for each year presented.

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

As of March 31, 2020, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2020	$340
2021	544
2022	561
2023	551
2024	262
Thereafter	1,202
Total minimum lease payments	3,460
Less: Interest	(555)
Present value of lease obligations	2,905
Less: Current portion, included in accrued liabilities	(363)
Long-term portion of lease obligations	$2,542

The weighted average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.74	7.94
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$107	$40
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$2,072	$—

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2020	2019
Operating lease	$128	$61
Short-term lease expense	13	14
Total	$141	$75

Note 18. Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 and its subsequent series of amendments during the quarter ended March 31, 2020 using the modified retrospective transition approach did not result in a material impact on our condensed consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, adequacy of our allowance for doubtful accounts and expected loss rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, our estimated construction and relocation costs, including potential severance costs, with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward‑looking statements, but are not the exclusive means of identifying forward‑looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, policies and regulations in China and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward‑looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the condensed consolidated financial statements included elsewhere in this report.

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

Our wafer substrates are used when a typical silicon substrate wafer cannot meet the performance requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Our supply chain strategy includes partial ownership in raw material companies.  Two of these companies are consolidated.  One of these companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors.  We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium.  We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonide and gallium phosphide ingots, and other materials and alloys.  In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots.  In prior years, a third company was consolidated, but, in the first quarter of 2019, we sold a portion of our ownership to our investment partner and, as of March 11, 2019, we ceased to consolidate this company.  Our substrate product group generated 81%, 79% and 80% of our consolidated revenue and our raw materials product group generated 19%, 21% and 20% for the years 2019, 2018 and 2017, respectively.

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

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  As of December 31, 2019, we have ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and have transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing.  We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing.  Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing.  Some of our larger, more sophisticated customers want to perform a site qualification and subsequently develop a plan to ramp up production at Dingxing. One of our largest gallium arsenide customers has already qualified our new manufacturing sites for volume production. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States.  This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%.  Approximately 10% of our revenue derives from importing our wafers into the United States.  For the three months ended March 31, 2020, we paid approximately $190,000 in tariffs. In 2019, we paid approximately $735,000 in tariffs.  The future impact of tariffs and trade wars is uncertain.

Critical Accounting Policies, Estimates and Change in Accounting Estimates

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We review at least quarterly, or when there are changes in credit risks the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable for any expected credit losses primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit-worthiness.

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2020 and December 31, 2019, our accounts receivable, net balance was $23.6 million and $19.0 million, respectively, which was net of an allowance for doubtful accounts of $34,000 and  $34,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of March 31, 2020 and December 31, 2019, the balance was $13,000 and  $26,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2020 and December 31, 2019, accrued product warranties totaled $362,000 and $387,000, respectively.  The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers.  If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2020 and December 31, 2019, we had an inventory reserve of $16.6 million and $16.4 million, respectively, for excess and obsolete inventory and $97,000 and $91,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt securities as available-for-sale debt securities in accordance with ASC Topic 320, Investments - Debt Securities. All available-for-sale debt securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. We also review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns to identify and evaluate whether an allowance for expected credit losses or impairment would be necessary.

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

For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three months ended March 31, 2020 and 2019.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2020 and 2019.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

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

Change in Accounting Estimate – Useful Life of Equipment and Facilities

We reviewed our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs by approximately $0.3 million and decreased our basic and diluted net loss per share by approximately $0.01 for the quarter ended March 31, 2020 as a result of lower depreciation expense.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency.  For much of the quarter ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees.  Recently, the

Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. While we are unable to accurately predict the full impact COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, and actions that may be taken by government authorities, we believe that the COVID-19 pandemic could have a material adverse impact on our business, consolidated results of operations and financial condition in the near term.

Results of Operations

Revenue

	Three Months Ended

	March 31,		Increase
	2020	2019	(Decrease)	% Change
Product Type:	($ in thousands)
Substrates	$16,881	$16,766	$115	0.7%
Raw materials and other	3,842	3,442	400	11.6%
Total revenue	$20,723	$20,208	$515	2.5%

Revenue increased $0.5 million, or 2.5%, to $20.7 million for the three months ended March 31, 2020 from $20.2 million for the three months ended March 31, 2019.  The substrates revenue increase for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily the result of increased demand for our Ge wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Raw materials sales increased $0.4 million, or 11.6%, to $3.8 million for the three months ended March 31, 2020 as compared to the same period in 2019. The raw materials revenue increase for the three months ended March 31, 2020 as compared to the same period in 2019, was primarily the result of an increase in sales of refined gallium resulting from stronger market demand.

Revenue by Geographic Region

			2019 to 2020
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Europe (primarily Germany)	$6,214	$4,375	$1,839	42.0%
% of total revenue	30%	22%
Taiwan	5,177	3,008	2,169	72.1%
% of total revenue	25%	14%
China	4,724	7,111	(2,387)	(33.6)%
% of total revenue	23%	35%
North America (primarily the United States)	1,918	2,738	(820)	(29.9)%
% of total revenue	9%	14%
Asia Pacific (excluding China, Taiwan and Japan)	1,356	1,184	172	14.5%
% of total revenue	7%	6%
Japan	1,334	1,792	(458)	(25.6)%
% of total revenue	6%	9%
Total revenue	$20,723	$20,208	$515	2.5%

Revenue in China decreased by $2.4 million for the three months ended March 31, 2020, primarily due to lower demand for our Ge wafer substrates. Revenue in Taiwan increased by $2.2 million primarily due to increased demand for InP wafer substrates. Revenue in Europe increased $1.8 million primarily due to increased demand for Ge wafer substrates. Revenue in North America decreased by $0.8 million due to lower demand for our GaAs wafer substrates.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Gross profit	$5,522	$6,695	$(1,173)	(17.5)%
Gross Margin %	26.6%	33.1%

Gross profit decreased $1.2 million, or 17.5%, to $5.5 million for the three months ended March 31, 2020 from $6.7 million for the three months ended March 31, 2019. The decrease in gross profit is attributed to a change in product mix and less efficient manufacturing yields as a result of the relocation process.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Selling, general and administrative expenses	$4,749	$4,723	$26	0.6%
% of total revenue	22.9%	23.4%

Selling, general and administrative expenses increased $26,000, or 0.6%, to $4.7 million for the three months ended March 31, 2020 from $4.7 million for the three months ended March 31, 2019. The higher selling, general and administrative expenses were primarily from higher personnel-related, outside commissions and legal expenses partially offset by lower license and fees and travel related expenses.

Research and Development

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Research and development	$1,407	$1,346	$61	4.5%
% of total revenue	6.8%	6.7%

Research and development expenses increased $61,000, or 4.5%, to $1.4 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019. The increase in research and development expenses for the three months ended March 31, 2020 was primarily due to higher expense in our new product testing, partially offset by lower personnel related expenses.

Interest Income (Expense), Net

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Interest income (expense), net	$(29)	$95	$(124)	(130.5)%
% of total revenue	(0.1)%	0.5%

Interest income (expense), net decreased $124,000 or 130.5% for the three months ended March 31, 2020 as compared to the same period in 2019. Interest income (expense), net decreased primarily due to a reduction in the amount of cash and cash equivalents held by us and interest expense incurred by Tongmei under the Credit Facility.

Equity in Loss of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Loss
	2020	2019	Change	% Change
	($ in thousands)
Equity in loss of unconsolidated joint ventures	$(120)	$(1,454)	$1,334	91.7%
% of total revenue	(0.6)%	(7.2)%

The equity in loss of unconsolidated joint venture companies was a loss of $120,000 for the three months ended March 31, 2020 as compared to a loss of $1.5 million for the three months ended March 31, 2019.  The current quarter loss is primarily due to poor financial results of two raw gallium companies.  The $1.5 million aggregate loss for the three months ended March 31, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7) and the poor financial results of two raw gallium companies.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Other Income
	2020	2019	Change	% Change
	($ in thousands)
Other income (expense), net	$1,366	$(134)	$1,500	1,119.4%
% of total revenue	6.6%	(0.7)%

Other income (expense), net increased $1.5 million to an income of $1.4 million for the three months ended March 31, 2020 from an expense of $134,000 for the three months ended March 31, 2019.  Other income (expense), net increased primarily due to a  grant of $1.4 million received from a provincial government agency as an award for relocating to its province.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2020	2019	(Decrease)	% Change
	($ in thousands)
Provision for income taxes	$366	$156	$210	134.6%
% of total revenue	1.8%	0.8%

Provision for income taxes for the three months ended March 31, 2020 was $366,000, which was primarily related to higher profits in China. No income taxes, except certain state tax, or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $20 million in 2019,  $20 million in 2018 and  $22 million in 2017.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was passed into law. The CARES Act includes several significant business tax provisions, including modification to the taxable income limitation for utilization of net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 and the ability to carry back NOLs from those years for a period of up to five years, an increase to the limitation on deductibility of certain business interest expense, bonus depreciation for purchases of qualified improvement property, and special deductions on certain corporate charitable contributions.  We analyzed the provisions of the CARES Act and determined there was no effect on our provision for income taxes for the current period and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s condensed consolidated financial statements and disclosures.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to
	March 31,		Noncontrolling interests
	2020	2019	Increase	% Change
	($ in thousands)
Net income attributable to noncontrolling interests	$395	$81	$314	387.7%
% of total revenue	1.9%	0.4%

Net income attributable to noncontrolling interests increased $314,000 or 387.7% to $395,000 for the three months ended March 31, 2020 from $81,000 for the three months ended March 31, 2019 primarily due to higher profitability from our consolidated joint venture operations in China.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities,  certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2020, our principal source of liquidity was $28.8 million, which consisted of cash and cash equivalents of $20.1 million and investments of $8.7 million. In the three months ended March 31, 2020, cash and cash equivalents decreased by $6.8 million and short-term investments decreased by $0.7 million. The decrease in cash and cash equivalents of $6.8 million in the three months ended March 31, 2020 was primarily due to net cash used in operating activities of $6.1 million, net cash used in investing activities of $1.4 million and the effect of exchange rate changes of $0.1 million, partially offset by net cash provided by financing activities of $0.8 million. As of March 31, 2020, we and our consolidated joint ventures held approximately $11.2 million in cash and investments in foreign bank accounts. This consisted of $9.5 million held by our wholly-owned subsidiaries in China and $1.7 million held by our partially-owned consolidated subsidiary in China.

As of March 31, 2019, our principal source of liquidity was $34.1 million, which consisted of cash and cash equivalents of $21.1 million and short-term investments of $13.1 million. In the three months ended March 31, 2019, cash and cash equivalents increased by $4.5 million and short-term and long-term investments decreased by $9.8 million. The increase in cash and cash equivalents of $4.5 million in the three months ended March 31, 2019 was primarily due to net cash provided by investing activities of $6.9 million, net cash provided by financing activities of $0.4 million and the effect of exchange rate changes of $0.1 million, partially offset by net cash used in operating activities of $2.9 million. As of March 31, 2019, we and our consolidated joint ventures held approximately $11.4 million in cash and investments in foreign bank accounts. This consisted of $6.4 million held by our wholly-owned subsidiaries in China and $5.0 million held by our two partially-owned consolidated subsidiaries in China.

Net cash used in operating activities of $6.1 million for the three months ended March 31, 2020 was primarily comprised of a net change of $8.1 million in operating assets and liabilities, partially offset by net income of $0.2 million,  the adjustment for non-cash items of depreciation and amortization of $1.0 million, stock-based compensation of $0.6 million and loss on equity method investments of $0.1 million.

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

Net cash used in investing activities of $1.4 million for the three months ended March 31, 2020 was primarily from the purchase of property, plant and equipment of $2.1 million,  partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.7 million.

Net cash provided by investing activities of $6.9 million for the three months ended March 31, 2019 was primarily from the proceeds from sales and maturities of available-for-sale debt securities of $9.8 million, partially offset by purchase of property, plant and equipment of $2.9 million.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020, which consisted of proceeds from short-term borrowings of $0.4 million and proceeds from common stock exercised of $0.4 million.

Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2019, which consisted of net proceeds of $366,000 on the sale of previously consolidated subsidiary shares.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During three months ended March 31, 2020, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages.  As of December 31, 2019, we have ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and have transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus is now transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. We expect to spend approximately $5 million in capital expenditures for our gallium arsenide manufacturing line in 2020 and are considering additional investments in our indium phosphide manufacturing line.

One of our wholly-owned subsidiaries, JinMei, is in the process of relocating its manufacturing operations to Kazuo, very near our own location. Currently, JinMei expects to invest approximately $3.0 million to $3.5 million related to the new facilities in 2020. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. As of March 31, 2020, JinMei repaid principal and interest totaling $481,000 to Tongmei.  As of March 31, 2020, the remaining balance of principal and interest totaled $283,000. BoYu, our consolidated pBN crucible joint venture will invest approximately $4.0 million to $4.5 million.

On November 6, 2018, the Company entered into a Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%.  As of March 31, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of March 31, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

Tongmei borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020, unless the parties agree to a renewal. As of March 31, 2020, $5.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the Loan Prime Rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of March 31, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of March 31, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

Contract to Purchase Goods and Services

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2020 and December 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2020	Rate	Income	Income	Income
Cash and cash equivalents	$20,061	0.17%	$34	$31	$38
Investments in marketable debt	8,697	2.30%	200	180	220
			$234	$211	$258

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax, further reduced by a valuation allowance for expected credit losses, if any. Our cash, cash equivalents and short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Three customers accounted for 20%, 13% and 12% of our trade accounts receivable balance as of March 31, 2020, respectively, and three customers accounted for 14%, 13% and 12% of our trade accounts receivable as of December 31, 2019, respectively.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China.  These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended December 31, 2019 includes an impairment charge from March 31, 2019 of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of March 31, 2020 and December 31, 2019, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of March 31, 2020 and December 31, 2019 totaled $5.8 million and  $6.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, a contagious disease originating in Wuhan, China called the coronavirus or COVID-19, has spread to other cities in China and to many other countries including the United States.  This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations.  Any severe occurrence of an outbreak of a contagious disease such as the COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a reoccurrence of the COVID-19 pandemic in China, the Chinese government may require companies to close again.   If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China-based staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable for an extended period of time or our key China-based employees are unable to work. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them and as result our revenue would decline. Further, they might default on their obligations to us. Such events would negatively impact our financial performance.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we are increasing capacity by adding two new sites, which may reduce our utilization rate and increase our depreciation charges, at least until we de-commission part of our Beijing site. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply.  On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide wafer substrates.  The Beijing municipal authority accepted our permit application in May 2015, but has not issued to us the requisite permit while we continue to execute our plan to relocate our gallium arsenide production.  If our application is denied in the future before we complete our relocation, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States.  This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%.  Approximately 10% of our revenue derives from importing our wafers into the United States.  In the year 2019, we paid approximately $735,000 in tariffs.  The future impact of tariffs and trade wars is uncertain.

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

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets may cause our customers to postpone deliveries. The recent outbreak of COVID-19 virus is an additional cause of uncertainty. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

Like most technology companies, we could be targeted in cyber-attacks. We face a risk that experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, potentially without being detected. Our employees working remotely as a result of the current COVID-19 crisis increases our vulnerability in this regard. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our information technology infrastructure. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, accounting or other critical functions.

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

Some of our customers may be undercapitalized and cope with cash flow issues. Because of competitive market conditions, we may grant our customers extended payment terms when selling products to them. Subsequent to our fulfilling an order, some customers have been unable to make payments when due, reducing our cash balances and causing us to incur charges to allow for a possibility that some accounts might not be paid. We observed an increase in our accounts receivable in the first quarter of 2020 and believe this has resulted from work stoppages, shelter-in-place orders and general cautiousness due to the COVID-19 pandemic. In the past we, have had some customers file for bankruptcy. If our customers do not pay amounts owed to us then we will incur charges that would reduce our earnings.

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

Currently, a contagious disease originating in Wuhan, China called the coronavirus or COVID-19, has spread to other cities in China and to many other countries including the United States.  This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations.  Any severe occurrence of an outbreak of a contagious disease such as the COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a reoccurrence of the COVID-19 pandemic in China, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, while we possess management skills among our China-based staff that enable us to maintain our manufacturing operations with minimal on-site supervision from our U.S.‑based staff, our business could also be harmed if travel to or from China and the United States is restricted or inadvisable for an extended period of time or our key China-based employees are unable to work. If our manufacturing operations were closed for a significant period, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. Finally, if one of our key customers is required to close for an extended period, we might not be able to ship product to them and as result our revenue would decline. Further, they might default on their obligations to us. Such events would negatively impact our financial performance.

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

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays, terrorist acts, acts of war, natural disasters and epidemics or pandemics, such as COVID-19, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations; and (vii) trade wars may also affect our business, financial condition and results of operations.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We may incur expenses to defend ourselves against such claims or enter into cross license agreements that require us to pay royalty payments to resolve such claims. For example, in 2020, we and a competitor entered into the Cross License Agreement, which has a term that begins on January 1, 2020 and expires on December 31, 2029. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances.  The previous list, which was published in 2002, did not restrict the materials that we use in our wafers.  The new list added gallium arsenide.  As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide wafer substrates.  The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith in relocating our gallium arsenide production.  If our application is denied in the future before we complete customer qualifications and ramp wafer processing volume, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

AXT, INC.

Dated: May 8, 2020	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)