Form 10-Q
period 2020-06-30
AXT INC
filed 2020-08-10
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020

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

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧ No ◻

Indicate by check-mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧ No ◻

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ◻
Emerging growth company ◻

If an emerging growth company, indicate by check-mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ◻ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2020
Common Stock, $0.001 par value	40,997,141

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$26,515	$26,892
Short-term investments	5,247	9,427
Accounts receivable, net of allowances of $77 and $34 as of June 30, 2020 and December 31, 2019	19,760	19,031
Inventories	49,586	49,152
Prepaid expenses and other current assets	9,621	8,703
Total current assets	110,729	113,205
Long-term investments	720	—
Property, plant and equipment, net	101,031	97,403
Operating lease right-of-use assets	2,722	2,938
Other assets	11,018	9,803
Total assets	$226,220	$223,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,540	$10,098
Accrued liabilities	10,511	11,681
Bank loan	6,087	5,747
Total current liabilities	28,138	27,526
Long-term portion of royalty payments	1,177	—
Noncurrent operating lease liabilities	2,455	2,695
Other long-term liabilities	396	366
Total liabilities	32,166	30,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2020 and December 31, 2019 (Liquidation preference of $7,257 and $7,169 as of June 30, 2020 and December 31, 2019)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 40,889 and 40,632 shares issued and outstanding as of June 30, 2020 and December 31, 2019	41	41
Additional paid-in capital	238,754	236,957
Accumulated deficit	(47,600)	(47,783)
Accumulated other comprehensive loss	(6,365)	(4,862)
Total AXT, Inc. stockholders’ equity	188,362	187,885
Noncontrolling interests	5,692	4,877
Total stockholders’ equity	194,054	192,762
Total liabilities and stockholders’ equity	$226,220	$223,349

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$22,134	$24,797	$42,857	$45,005
Cost of revenue	15,366	16,291	30,567	29,804
Gross profit	6,768	8,506	12,290	15,201
Operating expenses:
Selling, general and administrative	4,747	4,769	9,496	9,492
Research and development	1,543	1,399	2,950	2,745
Total operating expenses	6,290	6,168	12,446	12,237
Income (loss) from operations	478	2,338	(156)	2,964
Interest income (expense), net	(39)	79	(68)	174
Equity in income (loss) of unconsolidated joint ventures	(168)	8	(288)	(1,446)
Other income (expense), net	1,608	(90)	2,974	(224)
Income before provision for income taxes	1,879	2,335	2,462	1,468
Provision for income taxes	920	597	1,286	753
Net income	959	1,738	1,176	715
Less: Net income attributable to noncontrolling interests	(598)	(287)	(993)	(368)
Net income attributable to AXT, Inc.	$361	$1,451	$183	$347
Net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.04	$0.00	$0.01
Diluted	$0.01	$0.04	$0.00	$0.01
Weighted-average number of common shares outstanding:
Basic	39,973	39,447	39,891	39,399
Diluted	40,750	40,123	40,543	40,045

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$959	$1,738	$1,176	$715
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	261	(2,474)	(1,613)	—
Change in unrealized gain on available-for-sale debt investments, net of tax	20	23	21	80
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	—	—	—	(617)
Total other comprehensive income (loss), net of tax	281	(2,451)	(1,592)	(537)
Comprehensive income (loss)	1,240	(713)	(416)	178
Less: Comprehensive income attributable to noncontrolling interests	(607)	(233)	(904)	(989)
Comprehensive income (loss) attributable to AXT, Inc.	$633	$(946)	$(1,320)	$(811)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,176	$715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,968	2,830
Amortization of marketable securities premium	20	23
Impairment charge on equity investee	—	1,068
Stock-based compensation	1,284	1,126
Provision for doubtful accounts	43	—
Loss on disposal of equipment	—	30
Gain from deconsolidation of a subsidiary	—	(175)
Loss from equity method investments, net	288	553
Return on equity method investments	—	362
Changes in operating assets and liabilities:
Accounts receivable	(854)	1,304
Inventories	(902)	8,209
Prepaid expenses and other current assets	(996)	4,870
Other assets	(1,402)	(3,173)
Accounts payable	1,538	(7,330)
Accrued liabilities	(1,352)	(4,664)
Other long-term liabilities, including royalties	1,172	199
Net cash provided by operating activities	1,983	5,947
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,465)	(8,226)
Purchases of available-for-sale debt securities	—	(2,514)
Proceeds from sales and maturities of available-for-sale debt securities	3,461	16,640
Net cash provided by (used in) investing activities	(3,004)	5,900
Cash flows from financing activities:
Proceeds from common stock options exercised	513	232
Proceeds from sale of previously consolidated subsidiary shares	—	366
Consideration paid to repurchase subsidiary shares from noncontrolling interests	—	(262)
Proceeds from short-term loan	395	—
Dividends paid by joint ventures to their minority shareholders	(89)	—
Net cash provided by financing activities	819	336
Effect of exchange rate changes on cash and cash equivalents	(175)	23
Net increase (decrease) in cash and cash equivalents	(377)	12,206
Cash and cash equivalents at the beginning of the year	26,892	16,526
Cash and cash equivalents at the end of the year	$26,515	$28,732
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$151
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$—	$(74)

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 8, 2020.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Tongmei Baoding”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“LiMei ChaoYang”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. and MaAnShan JinMei Gallium Ltd., and, except as discussed below and in Note 7, our majority-owned subsidiary, Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Tongmei Baoding is located in the city of Dingxing, China. Each of Tongmei ChaoYang and LiMei ChaoYang is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2020 and December 31, 2019, we have five companies accounted for by the equity method. For the majority-owned subsidiary that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the LiMei ChaoYang location to provide us with additional production capacity. For the three and six months ended June 30, 2020, expenses associated with LiMei ChaoYang had a de minimis impact on the condensed consolidated financial statements.

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

Our condensed consolidated balance sheet as of December 31, 2019, as reported, does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statement of operations for the six months ended June 30, 2019 includes JiYa’s results for the period through March 11, 2019.

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

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of June 30, 2020 and December 31, 2019, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	June 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$26,515	$—	$—	$26,515	$26,892	$—	$—	$26,892
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	26,515	—	—	26,515	26,892	—	—	26,892
Investments (available-for-sale):
Certificates of deposit [2]	1,440	—	—	1,440	2,400	2	—	2,402
Corporate bonds	4,509	18	—	4,527	7,030	4	(9)	7,025
Total investments	5,949	18	—	5,967	9,430	6	(9)	9,427
Total cash, cash equivalents and investments	$32,464	$18	$—	$32,482	$36,322	$6	$(9)	$36,319
Contractual maturities on investments:
Due within 1 year [3]	$5,229			$5,247	$9,430			$9,427
Due after 1 through 5 years [4]	720			720	—			—
	$5,949			$5,967	$9,430			$9,427
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on our available-for-sale debt securities as of June 30, 2020, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

None of our debt investments would generate a loss if we sold them on June 30, 2020.

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $5.6 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, there were five companies accounted for under the equity method. There were no impairment charges in the three and six months ended June 30, 2020. The six months ended June 30, 2019 include an impairment charge of $1.1 million for one of our minority investments (see Note 7). There were no impairment charges in the three months ended June 30, 2019.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of June 30, 2020 and December 31, 2019, the total unrealized loss, net of tax, included in accumulated other comprehensive loss was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2020. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2020.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2020 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$1,440	$—	$1,440	$—
Corporate bonds	4,527	—	4,527	—
Total	$5,967	$—	$5,967	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). One such investment is a 25% ownership interest in a germanium materials company in China. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and six months ended June 30, 2020 and 2019, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2020	2019
Inventories:
Raw materials	$21,986	$20,677
Work in process	25,261	24,946
Finished goods	2,339	3,529
	$49,586	$49,152

As of June 30, 2020 and December 31, 2019, carrying values of inventories were net of inventory reserves of $16.6 million and $16.4 million, respectively, for excess and obsolete inventory and $121,000 and $91,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2020	2019
Property, plant and equipment:
Machinery and equipment, at cost	$45,383	$45,742
Less: accumulated depreciation and amortization	(37,252)	(37,115)
Building, at cost	38,370	38,837
Less: accumulated depreciation and amortization	(13,212)	(12,736)
Leasehold improvements, at cost	5,604	4,877
Less: accumulated depreciation and amortization	(4,146)	(4,035)
Construction in progress	66,284	61,833
	$101,031	$97,403

As of June 30, 2020, the balance of construction in progress was $66.3 million, of which $53.1 million was related to our buildings in our new Dingxing and Kazuo locations, $3.7 million was for manufacturing equipment purchases not yet placed in service and $9.5 million was for our construction in progress for our other consolidated subsidiaries. As of December 31, 2019, the balance of construction in progress was $61.8 million, of which $48.8 million was for our buildings in our new Dingxing and Kazuo locations, $3.4 million was for manufacturing equipment purchases not yet placed in service and $9.6 million was for our construction in progress at our other consolidated subsidiaries.

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the three and six months ended June 30, 2020 by approximately $0.3 million and $0.6 million, respectively, and increased our basic and diluted net income per share by approximately $0.01 and $0.02, respectively, as a result of lower depreciation expense.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2020	2019
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,762	3,307
Payable in connection with land restoration of Nanjing JinMei factory	693	703
Accrued income taxes	689	171
Advance from customers	520	396
Accrued professional services	458	630
Current portion of operating lease liabilities	382	319
Accrued product warranty	352	387
Current portion of royalty payments	300	—
Accrual for sales returns	90	26
Payable in connection with repurchase of subsidiaries shares	78	151
Other tax payable	62	50
Other personnel-related costs	55	180
Payable in connection with construction	46	1,447
Other accrued liabilities	1,123	1,013
	$10,511	$11,681

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

Beginning in 2012, our wholly-owned subsidiary, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended June 30, 2020 and 2019, JinMei has recorded $0 and $0 income from agency sales, respectively. For the six months ended June 30, 2020 and 2019, JinMei has recorded $0 and $0 income from agency sales, respectively, which were included in “Other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei ChaoYang purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of June 30, 2020 and December 31, 2019, amounts payable of $126,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co., Ltd. (“JiaMei”), for production in the ordinary course of business. As of June 30, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchase raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co., Ltd. (“Tongli”), for production in the ordinary course of business. As of June 30, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. As of June 30, 2020, JinMei repaid principal and interest totaling $483,000 to Tongmei. As of June 30, 2020 and December 31, 2019, the remaining balance of principal and interest totaled $287,000 and $285,000, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. As of June 30, 2020 and December 31, 2019, the balances, including both principal and accrued interest, were $591,000 and $449,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended June 30, 2020 and 2019, BoYu has recorded $12,000 and $19,000, respectively, in revenue from this customer. For the six months ended June 30, 2020 and 2019, BoYu has recorded $0.3 million and $0.1 million, respectively, in revenue from this customer. As of June 30, 2020 and December 31, 2019, amounts receivable of $0 and $12,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

As of June 30, 2020, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership
Company	2020	2019	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	N/A	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$1,938	$1,938

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,383	$1,326	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,318	1,621	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,351	2,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	561	647	Equity	25%
	$5,613	$5,961

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

Our ownership of JinMei is 100%. Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. We paid approximately $73,000 and $262,000 in April 2020 and May 2019, respectively, and plan to pay the remainder of approximately $78,000 at a date to be determined by both parties. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we now refer to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

During the three months ended June 30, 2020 and 2019, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.6 million and $0.8 million, respectively, of which gains of $0.6 million and $0.3 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $1.0 million and $0.5 million, respectively, to our net income. During the six months ended June 30, 2020 and 2019, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $2.7 million and $1.5 million, respectively, of which gains of $1.0 million and $0.4 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $1.7 million and $1.1 million respectively, to our net income. Our unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.6 million and $6.0 million as of June 30, 2020 and December 31, 2019, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

●	all minority investment entities have sustainable businesses of their own;

●	our voting power is proportionate to our ownership interests;

●	we only recognize our respective share of the losses and/or residual returns generated by the companies if they occur; and

●	we do not have controlling financial interest in, do not maintain operational or management control of, do not control the board of directors of, and are not required to provide additional investment or financial support to any of these companies.

One of the minority investment entities in which we have a 25% ownership interest is a germanium materials company in China. This company provides results to us only on a quarterly basis. We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019. This company is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China. As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero. This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue	$3,605	$4,559	$7,558	$11,000
Gross profit	$958	$1,165	$2,026	$1,114
Operating income (loss)	$265	$618	$462	$(1,421)
Net income (loss)	$(160)	$430	$(158)	$(2,016)

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $168,000 and an income of $8,000, respectively, for the three months ended June 30, 2020 and 2019. Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $0.3 million and $1.6 million, respectively, for the six months ended June 30, 2020 and 2019.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2020 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2019	$3,532	$41	$236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised	—	—	441	—	—	441	—	441
Stock-based compensation	—	—	643	—	—	643	—	643
Net income (loss)	—	—	—	(178)	—	(178)	395	217
Other comprehensive loss	—	—	—	—	(1,775)	(1,775)	(98)	(1,873)
Balance as of March 31, 2020	$3,532	$41	$238,041	$(47,961)	$(6,637)	$187,016	$5,174	$192,190
Common stock options exercised	—	—	72	—	—	72	—	72
Stock-based compensation	—	—	641	—	—	641	—	641
Net income	—	—	—	361	—	361	598	959
Net dividend declared by joint ventures	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	—	272	272	9	281
Balance as of June 30, 2020	$3,532	$41	$238,754	$(47,600)	$(6,365)	$188,362	$5,692	$194,054

The changes in stockholders’ equity by component for the three and six months ended June 30, 2019 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net income (loss)	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981
Common stock options exercised	—	—	232	—	—	232	—	232
Purchase of subsidiary shares from noncontrolling interests	—	—	(74)	—	—	(74)	(339)	(413)
Stock-based compensation	—	—	568	—	—	568	—	568
Net income	—	—	—	1,451	—	1,451	287	1,738
Other comprehensive loss	—	—	—	—	(2,397)	(2,397)	(54)	(2,451)
Balance as of June 30, 2019	$3,532	$40	$235,702	$(44,836)	$(3,130)	$191,308	$4,347	$195,655

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2019. During the three and six months ended June 30, 2020, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$27	$30	$55	$61
Selling, general and administrative	492	426	984	863
Research and development	122	112	245	202
Total stock-based compensation	641	568	1,284	1,126
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$641	$568	$1,284	$1,126

As of June 30, 2020, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.1 million, net of estimated forfeitures of $93,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2020 and December 31, 2019 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2020 and 2019.

The following table summarizes the stock option transactions during the six months ended June 30, 2020 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2020	2,953	$4.00	5.95	$3,040
Granted	—	—	—	—
Exercised	(216)	2.38	—	—
Canceled and expired	—	—	—	—
Balance as of June 30, 2020	2,737	$4.13	5.58	$3,214
Options vested as of June 30, 2020 and unvested options expected to vest, net of forfeitures	2,715	$4.13	5.56	$3,182
Options exercisable as of June 30, 2020	2,057	$4.08	4.54	$2,483

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $4.76 on June 30, 2020, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2020 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2020	939	$5.02
Granted	53	$5.22
Vested	(125)	$6.02
Forfeited	(12)	$5.69
Non-vested as of June 30, 2020	855	$4.88

As of June 30, 2020, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.5 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net loss per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to AXT, Inc.	$361	$1,451	$183	$347
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income available to common stockholders	$317	$1,407	$95	$259
Denominator:
Denominator for basic net income per share - weighted-average common shares	39,973	39,447	39,891	39,399
Effect of dilutive securities:
Common stock options	552	624	478	602
Restricted stock awards	225	52	174	44
Denominator for dilutive net income per common shares	40,750	40,123	40,543	40,045
Net income attributable to AXT, Inc. per common share:
Basic	$0.01	$0.04	$0.00	$0.01
Diluted	$0.01	$0.04	$0.00	$0.01

Options excluded from diluted net income per share as the impact is anti-dilutive	1,270	1,280	1,701	1,284
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	343	568	436	550

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2020 and December 31, 2019, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Product Type:
Substrates	$16,874	$20,599	$33,755	$37,365
Raw Materials and Other	5,260	4,198	9,102	7,640
Total	$22,134	$24,797	$42,857	$45,005

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Geographical region:
China	$7,753	$9,642	$12,477	$16,753
Taiwan	4,398	4,655	9,575	7,663
Japan	1,698	1,510	3,032	3,302
Asia Pacific (excluding China, Taiwan and Japan)	1,701	2,738	3,057	3,922
Europe (primarily Germany)	4,114	4,640	10,328	9,015
North America (primarily the United States)	2,470	1,612	4,388	4,350
Total	$22,134	$24,797	$42,857	$45,005

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Long-lived assets by geographic region, net of depreciation:
North America	$789	$1,069
China	102,964	99,272
	$103,753	$100,341

Significant Customers

One customer, Landmark, represented 10% of our revenue for the three months ended June 30, 2020 while two customers, Haisi Optoelectronics and Landmark, represented 18% and 15%, respectively, of our revenue for the three months ended June 30, 2019. Our top five customers, although not the same five customers for each period, represented 30% and 48% of our revenue for the three months ended June 30, 2020 and 2019, respectively.

Two customers, Landmark and Osram Opto, represented 13% and 11%, respectively, of our revenue for the six months ended June 30, 2020 while two customers, Haisi Optoelectronics and Landmark, represented 15% and 13%, respectively, of our revenue for the six months ended June 30, 2019.  Our top five customers, although not the same five customers for each period, represented 39% and 43% of our revenue for the six months ended June 30, 2020 and 2019, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 13% and 12% of our accounts receivable balance as of June 30, 2020, and three customers accounted for 14%, 13% and 12% of our accounts receivable as of December 31, 2019.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Beginning accrued product warranty	$362	$325	$387	$236
Accruals for warranties issued	128	115	189	242
Adjustments related to pre-existing warranties including expirations and changes in estimates	(42)	55	(72)	148
Cost of warranty repair	(96)	(142)	(152)	(273)
Ending accrued product warranty	$352	$353	$352	$353

Contractual Obligations

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2020, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2020, includes a grant of $1.6 million and $3.0 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange gain of $51,000 and loss of $24,000 for the three months ended June 30, 2020 and 2019, respectively. We incurred a foreign currency transaction exchange gain of $9,000 and loss of $80,000 for the six months ended June 30, 2020 and 2019, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2020 includes no interest and penalties. As of June 30, 2020, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2020 was mostly related to our wholly owned China subsidiaries and our one partially owned subsidiary in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and six months ended June 30, 2020 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB 85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. We analyzed the provisions of AB 85 and determined there was no impact on our provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximate its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2020. The following table reflects the contract liabilities balance as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Contract liabilities	$(520)	$(396)
During the three and six months ended June 30, 2020, the Company recognized $25,000 and $234,000, respectively, of revenue that was included in the contract balances as of December 31, 2019.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%. As of June 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of June 30, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, Tongmei borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020. As of June 30, 2020, $5.7 million was included in “Bank loan” in our condensed consolidated balance sheets. Upon the respective maturities, Tongmei intends to apply for renewals.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of June 30, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of June 30, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

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

As of June 30, 2020, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2020	$233
2021	545
2022	561
2023	552
2024	263
Thereafter	1,206
Total minimum lease payments	3,360
Less: Interest	(523)
Present value of lease obligations	2,837
Less: Current portion, included in accrued liabilities	(382)
Long-term portion of lease obligations	$2,455

The weighted average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.54	7.94
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$214	$80

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease	$127	$62	$255	$123
Short-term lease expense	21	14	34	28
Total	$148	$76	$289	$151

Note 18. Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 and its subsequent series of amendments during the three and six months ended June 30, 2020 using the modified retrospective transition approach did not result in a material impact on our condensed consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, adequacy of our allowance for doubtful accounts and expected loss rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, our ability to relocate our gallium arsenide production line in a timely and orderly manner, ramping production at our new sites, our estimated construction and relocation costs, including potential severance costs, with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this quarterly report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, policies and regulations in China and economic cycles on our business are forward-looking statements.  All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements.  Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019 and the condensed consolidated financial statements included elsewhere in this report.

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

Our wafer substrates are used when a typical silicon wafer substrate cannot meet the performance requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Products
Substrate Group	Wafer Diameter	Sample of Applications
Indium Phosphide	2”, 3”, 4”	• Data center connectivity using light/lasers
(InP)		• 5G communications
• Fiber optic lasers and detectors
• Passive Optical Networks (PONs)
• Silicon photonics
• Photonic Integrated circuits (PICs)
• High efficiency terrestrial solar cells (CPV)
• RF amplifier and switching (military wireless & 5G)
• Infrared light-emitting diode (LEDs) motion control
• Infrared thermal imaging
Gallium Arsenide	1”, 2”, 3”, 4”, 5”, 6”	• Wi-Fi devices
(GaAs - semi-insulating)		• IoT devices
• High-performance transistors • Direct broadcast television • Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
Gallium Arsenide	1”, 2”, 3”, 4”, 5", 6”	• High brightness LEDs
(GaAs - semi-conducting)		• Printer head lasers and LEDs
• 3-D sensing using VCSELs
• Data center communication using VCSELs
• Sensors for industrial robotics/Near-infrared sensors
• Laser machining, cutting and drilling
• Optical couplers
• High efficiency solar cells for drones and automobiles
• Other lasers • Night vision goggles

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

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. As of December 31, 2019, we ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus now is transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. This process is ongoing. Some of our larger, more sophisticated customers want to perform a site qualification and subsequently work with us to ramp up production at Dingxing. One of our largest gallium arsenide customers has already qualified our new manufacturing sites for volume production. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the six months ended June 30, 2020, we paid approximately $470,000 in tariffs. In 2019, we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are not interest bearing. We review at least quarterly, or when there are changes in credit risks, the likelihood of collection on our accounts receivable balances and provide an allowance for doubtful accounts receivable for any expected credit losses primarily based upon the age of these accounts. We evaluate receivables from U.S. customers with an emphasis on balances in excess of 90 days and for receivables from customers located outside the U.S. with an emphasis on balances in excess of 120 days and establish a reserve allowance on the receivable balances if needed. The reason for the difference in the evaluation of receivables between foreign and U.S. customers is that U.S. customers have historically made payments in a shorter period of time than foreign customers. Foreign business practices generally require us to allow customer payment terms that are longer than those accepted in the United States. We assess the probability of collection based on a number of factors, including the length of time a receivable balance has been outstanding, our past history with the customer and their credit-worthiness.

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2020 and December 31, 2019, our accounts receivable, net balance was $19.8 million and $19.0 million, respectively, which was net of an allowance for doubtful accounts of $77,000 and $34,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of June 30, 2020 and December 31, 2019, the balance was $90,000 and $26,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2020 and December 31, 2019, accrued product warranties totaled $352,000 and $387,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2020 and December 31, 2019, we had an inventory reserve of $16.6 million and $16.4 million, respectively, for excess and obsolete inventory and $121,000 and $91,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and six months ended June 30, 2020 and 2019.

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

Level 2 instruments include observable inputs other than Level 1 prices, such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer bank statements, credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments, including:

●	Determining which instruments are most comparable to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating, and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced.

●	Determining which model-derived valuations to use in determining fair value requires management judgment. When observable market prices for similar securities or similar securities are not available, we price our marketable debt instruments using non-binding market consensus prices that are corroborated with observable market data or pricing models, such as discounted cash flow models, with all significant inputs derived from or corroborated with observable market data.

Level 3 instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and six months ended June 30, 2020 and 2019.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

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

Change in Accounting Estimate – Useful Life of Equipment and Facilities

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the three and six months ended June 30, 2020 by approximately $0.3 million and $0.6 million, respectively, and increased our basic and diluted net income per share by approximately $0.01 and $0.02, respectively, as a result of lower depreciation expense.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in

China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic could have a material adverse impact on our business, consolidated results of operations and financial condition in the near term.

Results of Operations

Revenue

	Three Months Ended				Six Months Ended

	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$16,874	$20,599	$(3,725)	(18.1)%	$33,755	$37,365	$(3,610)	(9.7)%
Raw materials and other	5,260	4,198	1,062	25.3%	9,102	7,640	1,462	19.1%
Total revenue	$22,134	$24,797	$(2,663)	(10.7)%	$42,857	$45,005	$(2,148)	(4.8)%

Revenue decreased $2.7 million, or 10.7%, to $22.1 million for the three months ended June 30, 2020 from $24.8 million for the three months ended June 30, 2019. The substrate revenue decrease for the three months ended June 30, 2020 as compared to the same period in 2019 was the result of a large order from a single customer in the second quarter of 2019 which was not repeated in the second quarter of 2020. This was partially offset by higher demand for our GaAs wafer substrates in the second quarter of 2020. Raw materials sales increased $1.1 million, or 25.3%, to $5.3 million for the three months ended June 30, 2020 as compared to the same period in 2019. The raw materials revenue increase for the three months ended June 30, 2020 as compared to the same period in 2019, was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue decreased $2.1 million, or 4.8%, to $42.9 million for the six months ended June 30, 2020 from $45.0 million for the six months ended June 30, 2019. The substrate revenue decrease for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily the result of a large order from a single customer in the first half of 2019 which was not repeated in the first half of 2020, partially offset by increased revenue for both our GaAs and Ge wafer substrates. Raw materials sales increased $1.5 million, or 19.1%, to $9.1 million for the six months ended June 30, 2020 as compared to the same period in 2019. The raw materials revenue increase for the six months ended June 30, 2020 as compared to the same period in 2019, was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change

	($ in thousands)
China	$7,753	$9,642	$(1,889)	(19.6)%
% of total revenue	35%	39%
Taiwan	4,398	4,655	(257)	(5.5)%
% of total revenue	20%	19%
Japan	1,698	1,510	188	12.5%
% of total revenue	8%	6%
Asia Pacific (excluding China, Taiwan and Japan)	1,701	2,738	(1,037)	(37.9)%
% of total revenue	8%	11%
Europe (primarily Germany)	4,114	4,640	(526)	(11.3)%
% of total revenue	18%	19%
North America (primarily the United States)	2,470	1,612	858	53.2%
% of total revenue	11%	6%
Total revenue	$22,134	$24,797	$(2,663)	(10.7)%

Revenue in China decreased by $1.9 million for the three months ended June 30, 2020, primarily due to lower demand for our Ge wafer substrates. Revenue in Asia Pacific decreased by $1.0 million primarily due to decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased $0.5 million primarily due to decreased demand for GaAs and InP wafer substrates partially offset by increased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America increased by $0.9 million due to higher demand for our InP and GaAs wafer substrates.

	Six Months Ended
	June 30,		Increase
	2020	2019	(Decrease)	% Change

	($ in thousands)
China	$12,477	$16,753	$(4,276)	(25.5)%
% of total revenue	29%	37%
Taiwan	9,575	7,663	1,912	25.0%
% of total revenue	23%	17%
Japan	3,032	3,302	(270)	(8.2)%
% of total revenue	7%	7%
Asia Pacific (excluding China, Taiwan and Japan)	3,057	3,922	(865)	(22.1)%
% of total revenue	7%	9%
Europe (primarily Germany)	10,328	9,015	1,313	14.6%
% of total revenue	24%	20%
North America (primarily the United States)	4,388	4,350	38	0.9%
% of total revenue	10%	10%
Total revenue	$42,857	$45,005	$(2,148)	(4.8)%

Revenue in China decreased by $4.3 million for the six months ended June 30, 2020, primarily due to lower demand for our InP wafer substrates partially offset by increase in demand for refined gallium. We believe at least some of this reduction is a result of the geopolitical tensions between China and the U.S. Revenue in Taiwan increased by $1.9 million primarily due to increased demand for InP and GaAs wafer substrates. Revenue in Europe increased $1.3 million primarily due to increased demand for Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for InP wafer substrates. Revenue in Asia Pacific decreased by $0.9 million due to lower demand for our GaAs wafer substrates and pBN crucibles.

Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$6,768	$8,506	$(1,738)	(20.4)%	$12,290	$15,201	$(2,911)	(19.2)%
Gross Margin %	30.6%	34.3%			28.7%	33.8%

Gross profit decreased $1.7 million, or 20.4%, to $6.8 million for the three months ended June 30, 2020 from $8.5 million for the three months ended June 30, 2019. The decrease in gross profit is attributed to lower revenue, a change in product mix and less efficient manufacturing yields as a result of the relocation process.

Gross profit decreased $2.9 million, or 19.2%, to $12.3 million for the six months ended June 30, 2020 from $15.2 million for the six months ended June 30, 2019. The decrease in gross profit is attributed to lower revenue, a change in product mix and less efficient manufacturing yields as a result of the relocation process.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,747	$4,769	$(22)	(0.5)%	$9,496	$9,492	$4	0.0%
% of total revenue	21.4%	19.2%			22.2%	21.1%

Selling, general and administrative expenses decreased $22,000, or 0.5%, to $4.7 million for the three months ended June 30, 2020 from $4.8 million for the three months ended June 30, 2019. The lower selling, general and administrative expenses were primarily from lower travel-related expenses driven by the COVID-19 pandemic partially offset by higher personnel-related and professional service expenses.

Selling, general and administrative expenses increased $4,000, or 0.0%, to $9.5 million for the six months ended June 30, 2020 from $9.5 million for the six months ended June 30, 2019. The higher selling, general and administrative expenses were primarily from higher personnel-related, outside commissions and legal expenses offset by lower license and fees and travel-related expenses driven by the COVID-19 pandemic.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$1,543	$1,399	$144	10.3%	$2,950	$2,745	$205	7.5%
% of total revenue	7.0%	5.6%			6.9%	6.1%

Research and development expenses increased $144,000, or 10.3%, to $1.5 million for the three months ended June 30, 2020 from $1.4 million for the three months ended June 30, 2019. The increase in research and development expenses for the three months ended June 30, 2020 was primarily due to higher expense in our new product testing and personnel-related expenses partially offset by lower travel-related expenses driven by COVID-19.

Research and development expenses increased $205,000, or 7.5%, to $3.0 million for the six months ended June 30, 2020 from $2.7 million for the six months ended June 30, 2019. The increase in research and development expenses for the six months ended June 30, 2020 was primarily due to higher expense in our new product testing and personnel-related expenses partially offset by lower facility-related and travel-related expenses driven by the COVID-19 pandemic.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest income (expense), net	$(39)	$79	$(118)	(149.4)%	$(68)	$174	$(242)	(139.1)%
% of total revenue	(0.2)%	0.3%			(0.2)%	0.4%

Interest income (expense), net decreased $118,000 or 149.4% for the three months ended June 30, 2020 as compared to the same period in 2019. Interest income (expense), net decreased primarily due to a reduction in the amount of cash and cash equivalents held by us and interest expense incurred by Tongmei under the Credit Facility.

Interest income (expense), net decreased $242,000 or 139.1% for the six months ended June 30, 2020 as compared to the same period in 2019. Interest income (expense), net decreased primarily due to a reduction in the amount of cash and cash equivalents held by us, lower interest rates and interest expense incurred by Tongmei under the Credit Facility.

Equity in Income (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Income (Loss)		June 30,		Equity in Loss
	2020	2019	Change	% Change	2020	2019	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$(168)	$8	$(176)	(2,200.0)%	$(288)	$(1,446)	$1,158	80.1%
% of total revenue	(0.8)%	0.0%			(0.7)%	(3.2)%

The equity in income (loss) of unconsolidated joint venture companies was a loss of $168,000 for the three months ended June 30, 2020 as compared to a gain of $8,000 for the three months ended June 30, 2019. The current quarter loss is primarily due to poor financial results of two raw gallium companies.

The equity in loss of unconsolidated joint venture companies was a loss of $288,000 for the six months ended June 30, 2020 as compared to a loss of $1.4 million for the six months ended June 30, 2019. The current year six month loss is primarily due to poor financial results of two raw gallium companies. The $1.4 million aggregate loss for the six months ended June 30, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7) and the poor financial results of two raw gallium companies.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Other Income (Expense)		June 30,		Other Income (Expense)
	2020	2019	Change	% Change	2020	2019	Change	% Change

	($ in thousands)				($ in thousands)
Other income (expense), net	$1,608	$(90)	$1,698	1,886.7%	$2,974	$(224)	$3,198	1,427.7%
% of total revenue	7.3%	(0.4)%			6.9%	(0.5)%

Other income (expense), net increased $1.7 million to an income of $1.6 million for the three months ended June 30, 2020 from an expense of $90,000 for the three months ended June 30, 2019. Other income (expense), net increased primarily due to a grant of $1.6 million received from a Chinese provincial government agency as an award for relocating to its province.

Other income (expense), net increased $3.2 million to an income of $3.0 million for the six months ended June 30, 2020 from an expense of $224,000 for the six months ended June 30, 2019. Other income (expense), net increased primarily due to grants totaling $3.0 million received from a Chinese provincial government agency as an award for relocating to its province.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision for income taxes	$920	$597	$323	54.1%	$1,286	$753	$533	70.8%
% of total revenue	4.2%	2.4%			3.0%	1.7%

Provision for income taxes for the three and six months ended June 30, 2020 was $920,000 and $1.3 million, respectively, which was primarily related to higher profits in China and a tax on a rebate we received from a purchase of land use rights when we began the relocation. No income taxes, except certain state tax, or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB 85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. We analyzed the provisions of AB 85 and determined there was no impact on our provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Six Months Ended		Net income attributable to
	June 30,		Noncontrolling interests		June 30,		Noncontrolling interests
	2020	2019	Increase	% Change	2020	2019	Increase	% Change

	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests	$598	$287	$311	108.4%	$993	$368	$625	169.8%
% of total revenue	2.7%	1.2%			2.3%	0.8%

Net income attributable to noncontrolling interests increased $311,000 or 108.4% to $598,000 for the three months ended June 30, 2020 from $287,000 for the three months ended June 30, 2019 primarily due to higher profitability from our consolidated joint venture operations in China.

Net income attributable to noncontrolling interests increased $625,000 or 169.8% to $993,000 for the six months ended June 30, 2020 from $368,000 for the six months ended June 30, 2019 primarily due to higher profitability from our consolidated joint venture operations in China.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2020, our principal source of liquidity was $32.5 million, which consisted of cash and cash equivalents of $26.5 million and investments of $6.0 million. In the six months ended June 30, 2020, cash and cash equivalents decreased by $0.4 million and investments decreased by $3.5 million. The decrease in cash and cash equivalents of $0.4 million in the six months ended June 30, 2020 was primarily due to net cash used in investing activities of $3.0 million and the effect of exchange rate changes of $0.2 million, partially offset by net cash provided by operating activities of $2.0 million and financing activities of $0.8 million. As of June 30, 2020, we and our consolidated joint ventures held approximately $13.4 million in cash and investments in foreign bank accounts. This consisted of $11.3 million held by our wholly-owned subsidiaries in China and $2.1 million held by our partially-owned consolidated subsidiary in China.

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

Net cash provided by operating activities of $2.0 million for the six months ended June 30, 2020 was primarily comprised of a net income before income attributable to non-controlling interest of $1.2 million, the adjustment for non-cash items of depreciation and amortization of $2.0 million, stock-based compensation of $1.3 million and loss on equity method investments of $0.3 million, partially offset by a net change of $2.8 million in operating assets and liabilities.

Net cash provided by operating activities of $6.0 million for the six months ended June 30, 2019 was primarily comprised of a net income before income attributable to non-controlling interest of $0.7 million, return on equity method investments of $0.4 million, the adjustment for non-cash items of depreciation and amortization of $2.8 million, impairment charge on equity investment of $1.1 million, stock-based compensation of $1.1 million and loss on equity method investments of $0.6 million, partially offset by an adjustment for a non-cash item of $0.2 million gain from the deconsolidation of a subsidiary and a net change of $0.6 million in operating assets and liabilities.

Net cash used in investing activities of $3.0 million for the six months ended June 30, 2020 was primarily from the purchase of property, plant and equipment of $6.5 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $3.5 million.

Net cash provided by investing activities of $5.9 million for the six months ended June 30, 2019 was primarily from the proceeds from sales and maturities of available-for-sale securities of $16.6 million, partially offset by purchase of property, plant and equipment of $8.2 million and purchase of available for sale securities of $2.5 million.

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2020, which consisted of proceeds from short-term borrowings of $0.4 million and proceeds from common stock exercised of $0.5 million, partially offset by dividends paid by joint ventures to their minority shareholders of $0.1 million.

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2019, which consisted of net proceeds of $0.4 million on the sale of previously consolidated subsidiary shares and proceeds from common stock exercised of $0.2 million, partially offset by consideration paid in cash to repurchase subsidiary shares from noncontrolling interests of $0.3 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the six months ended June 30, 2020, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. As of December 31, 2019, we ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus now is transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. This process is ongoing. We expect to spend approximately $5 million in capital expenditures for our gallium arsenide manufacturing line in 2020 and are considering additional investments in our indium phosphide manufacturing line.

One of our wholly-owned subsidiaries, JinMei, is in the process of relocating its manufacturing operations to Kazuo, very near our own location. Currently, JinMei expects to invest approximately $3.0 million to $3.5 million related to the new facilities in 2020. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. As of June 30, 2020, JinMei repaid principal and interest totaling $483,000 to Tongmei. As of June 30, 2020, the remaining balance of principal and interest totaled $287,000. BoYu, our consolidated pBN crucible joint venture will invest approximately $4.0 million to $4.5 million.

On November 6, 2018, the Company entered into a Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of December 31,

2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%. As of June 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of June 30, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

Tongmei initially borrowed $2.8 million against the credit facility. The repayment of the full amount is due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the credit facility. The repayment of the full amount is due on September 12, 2020. As of June 30, 2020, $5.7 million was included in “Bank loan” in our condensed consolidated balance sheets. Upon the respective maturities, Tongmei intends to apply for renewals.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of June 30, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of June 30, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019 and 2018, we recorded a foreign exchange gain of $321,000 and $165,000, respectively, during 2017 we recorded net foreign exchange loss of $602,000, included as part of other (expense) income, net in our consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of June 30, 2020 and December 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2020	Rate	Income	Income	Income
Cash and cash equivalents	$26,515	0.19%	$50	$45	$55
Investments in marketable debt	5,967	1.93%	115	104	127
			$165	$149	$182

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers accounted for 13% and 12% of our trade accounts receivable balance as of June 30, 2020, respectively, and three customers accounted for 14%, 13% and 12% of our trade accounts receivable as of December 31, 2019, respectively.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended December 31, 2019 includes an impairment charge from March 31, 2019 of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of June 30, 2020 and December 31, 2019, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of June 30, 2020 and December 31, 2019 totaled $5.6 million and $6.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The continuing spread of COVID-19 has affected our business operations and financial performance.

The continuing spread of COVID-19 has impacted our operations and financial performance.  To date, we believe we have limited the impact on our company. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in China, the Chinese government may require companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. Also, the outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

Our gross margin has fluctuated historically and may decline due to several factors.

Our gross margin has fluctuated from period to period as a result of increases or decreases in total revenue, unit volume, shifts in product mix, shifts in the cost of raw materials, costs related to the relocation of our gallium arsenide and germanium production lines, including costs related to hiring additional manufacturing employees at our new locations, tariffs imposed by the U.S. government, the introduction of new products, decreases in average selling prices for products, utilization of our manufacturing capacity, fluctuations in manufacturing yields and our ability to reduce product costs. These factors and other variables change from period to period and these fluctuations are expected to continue in the future. A recent example is that in the second quarter of 2019 our gross margin was 34.3% but it dropped to 21.0% in the fourth quarter of 2019 as a result of several of these factors.

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

A critical factor in our product cost is yield. Our products are manufactured using complex crystal growth and wafer processing technologies, and the number of usable wafer substrates we produce can fluctuate as a result of many factors, including:

●	poor control of furnace temperature and pressure;
●	impurities in the materials used;
●	contamination of the manufacturing environment;
●	quality control and inconsistency in quality levels;
●	lack of automation and inconsistent processing requiring manual manufacturing steps;
●	substrate breakage during the manufacturing process; and
●	equipment failure, power outages or variations in the manufacturing process.

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

To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus now is transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. This process is ongoing. Some of our larger, more sophisticated customers want to perform a site qualification and subsequently, work with us to ramp up production at Dingxing. The new facilities are intended to give us the long-term capacity and a new level of technological sophistication in our manufacturing capabilities to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

Some of our key employees are relocating to our new manufacturing sites. Travel restrictions within China resulting from COVID-19 have impacted their relocation and hindered commuting. Certain employees may choose not to relocate. If we are unable to continue to employ those key employees in our original manufacturing facility, we may be required to terminate those employees and could incur severance costs. If the Chinese government does not assist us in this matter it could materially and adversely impact our results of operations and our financial condition. Further, a loss of key employees or our inability to hire qualified employees could disrupt our production, which could materially and adversely impact our results of operations and our financial condition.

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

As required by the Beijing city government we are relocating gallium arsenide production so that it is not within Beijing. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, all crystal growth for gallium arsenide was closed in Beijing and 100% of our ingot production is now in Kazuo, a city approximately 250 miles from Beijing. Wafer processing equipment for gallium arsenide has been moved to Dingxing, a city approximately 75 miles from Beijing. Our key focus now is transferring volume production of the wafer processing steps for gallium arsenide to Dingxing. This process is ongoing. Some of our larger, more sophisticated customers want to perform a site qualification and subsequently work with us to ramp up production at Dingxing.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the six months ended June 30, 2020 we paid approximately $470,000 in tariffs. In the year 2019, we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors have resulted in lower revenue from sales of our wafer substrates in China.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets may cause our customers to postpone deliveries. The recent outbreak of the COVID-19 virus is an additional cause of uncertainty. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

Our products are used to produce components for electronic and opto-electronic products. Accordingly, demand for our products is subject to the demand for end-user applications which utilize our products, as well as factors affecting the ability of the manufacturers downstream in our supply chain to introduce and market their products successfully, including:

●	worldwide economic and political conditions and their impact on levels of business spending;
●	the competition such manufacturers face in their particular industries;
●	end of life obsolescence of products containing devices built on our wafers;
●	the technical, manufacturing, sales, marketing and management capabilities of such manufacturers;
●	the financial and other resources of such manufacturers; and
●	the inability of such manufacturers to sell their products if they infringe third-party intellectual property rights.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in recent years, and negatively impacted our financial results. In 2019, 2018 and 2017, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million, $1.1 million and $1.7 million, respectively, to our consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In March 2019, we ceased to consolidate this company. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our joint venture companies cannot reduce their production costs, then the reduced average selling prices of the raw materials produced by our joint venture companies will have a continuing adverse impact on our revenue, gross margins and net profit.

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

The markets for our products are intensely competitive. We face competition for our wafer substrate products from other manufacturers of substrates, such as Sumitomo, JX, Freiberger, Umicore, and CCTC, and from companies, such as Qorvo and Skyworks, that are actively considering alternative materials to GaAs and marketing semiconductor devices using these alternative materials. We believe that at least two of our major competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF process technology. Other competitors may develop and begin using similar technology. Sumitomo and JX also compete with us in the InP market. If we are unable to compete effectively, our revenue may decrease and we may not maintain profitability. We face many competitors that have a number of significant advantages over us, including:

●	greater name recognition and market share in the business;
●	more manufacturing experience;
●	extensive intellectual property; and
●	significantly greater financial, technical and marketing resources.

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

Like most technology companies, we could be targeted in cyber-attacks. We face a risk that experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, potentially without being detected. Our employees working remotely as a result of the current COVID-19 pandemic increases our vulnerability in this regard. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our information technology infrastructure. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, accounting or other critical functions.

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

The Chinese central government is demonstrating strong leadership to improve air quality and reduce environmental pollution. These efforts have impacted manufacturing companies through mandatory shutdowns, increased inspections and regulatory reforms. In the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including AXT, were again intermittently shut down by the local government for a total of ten days, or 30 percent of the remaining calendar days, due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns will occur in the future. If the frequency of such shutdowns increases, especially at the end of a quarter, or if the total number of days of shutdowns prevents us from producing enough wafers to ship, then these shutdowns will have a material adverse effect on our manufacturing output, revenue and factory utilization. Each of our raw material supply chain companies could also be impacted by environmental related orders from the central government.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

All of our wafer substrates are manufactured in China and in 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the six months ended June 30, 2020 we paid approximately $470,000 in tariffs. In the year 2019 we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. It is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. Trade restrictions against China have resulted in a greater determination within China to be self-

sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors have resulted in lower revenue from sales of our wafer substrates in China. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

The continuing spread of COVID-19 has affected our business operations and financial performance.

The continuing spread of COVID-19 has impacted our operations and financial performance. To date, we believe we have limited the impact on our company. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in China, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. Also, the outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars and Brexit are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

●	increased volatility in our stock price;
●	increased volatility in foreign currency exchange rates;
●	delays in, or curtailment of, purchasing decisions by our customers or potential customers;

●	increased credit risk associated with our customers or potential customers, particularly those that may operate in industries most affected by the economic downturn; and
●	impairment of our tangible or intangible assets.

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

Our dependence on international sales involves a number of risks, including:

●	changes in tariffs, import restrictions, export restrictions, or other trade barriers;
●	unexpected changes in regulatory requirements;
●	longer periods to collect accounts receivable;
●	foreign exchange rate fluctuations;
●	changes in export license requirements;
●	political and economic instability; and
●	unexpected changes in diplomatic and trade relationships.

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

Since our wholly-owned subsidiaries and all of our partially-owned companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;
●	the imposition of tariffs, trade barriers and duties;
●	difficulties in managing geographically disparate operations;
●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and
●	nationalization of foreign-owned assets, including intellectual property.

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

By December 31, 2019, we ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We have transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Our key focus now is transferring volume production of the wafer processing steps for gallium arsenide to our new manufacturing facility in Dingxing. This is an ongoing process. Some of our larger, more sophisticated customers want to perform a site qualification and subsequently work with us to ramp up production at Dingxing. Customer qualification of the Dingxing site requires us to continue to diligently address the many details that arise at both of the new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

Our liquidity is affected by many factors including among others, the relocation of our gallium arsenide manufacturing operations, the extent to which we pursue ongoing capital expenditures, the build out of the sites at Dingxing and Kazuo, the level of our production, the level of profits or losses, and other factors related to the uncertainties of the industry and global economies. Our capital expenditures and any negative cash flow effects of these other factors will draw down our cash reserves, which could adversely affect our financial condition, require us to incur debt, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

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

We have experienced, and may continue to experience, significant fluctuations in our revenue, gross margins and earnings. Our quarterly and annual revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

●	our ability to develop, manufacture and deliver high quality products in a timely and cost-effective manner;
●	unforeseen disruptions at our new sites;
●	disruptions in manufacturing if air pollution, or other environmental hazards, or outbreaks of contagious diseases causes the Chinese government to order work stoppages;
●	fluctuation of our manufacturing yields;
●	decreases in the prices of our or our competitors’ products;
●	fluctuations in demand for our products;
●	the volume and timing of orders from our customers, and cancellations, push-outs and delays of customer orders once booked;
●	decline in general economic conditions or downturns in the industry in which we compete;
●	expansion of our manufacturing capacity;
●	expansion of our operations in China;
●	limited availability and increased cost of raw materials;
●	costs incurred in connection with any future acquisitions of businesses or technologies; and
●	increases in our expenses, including expenses for research and development.

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

Other companies may hold or obtain patents on inventions or may otherwise claim proprietary rights to technology necessary to our business. The markets in which we compete are comprised of competitors that in some cases hold substantial patent portfolios covering aspects of products that could be similar to ours. We could become subject to claims that we are infringing patent, trademark, copyright or other proprietary rights of others. We may incur expenses to defend ourselves against such claims or enter into cross license agreements that require us to pay royalty payments to resolve such claims. For example, in 2020, we and a competitor entered into the Cross License Agreement, which has a term that began on January 1, 2020 and expires on December 31, 2029. We have in the past been involved in lawsuits alleging patent infringement, and could in the future be involved in similar litigation.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide wafer substrates. The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith in relocating our gallium arsenide production. If our application is denied in the future before we complete customer qualifications and ramp up wafer processing production, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

a. Exhibits

Exhibit Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXT, INC.

Dated: August 7, 2020	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)