Form 10-Q
period 2020-09-30
AXT INC
filed 2020-11-06
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ◻ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2020
Common Stock, $0.001 par value	41,300,000

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$22,384	$26,892
Short-term investments	4,505	9,427
Accounts receivable, net of allowances of $121 and $34 as of September 30, 2020 and December 31, 2019	22,653	19,031
Inventories	48,357	49,152
Prepaid expenses and other current assets	10,649	8,703
Total current assets	108,548	113,205
Long-term investments	2,884	—
Property, plant and equipment, net	108,295	97,403
Operating lease right-of-use assets	2,702	2,938
Other assets	10,308	9,803
Total assets	$232,737	$223,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,271	$10,098
Accrued liabilities	10,842	11,681
Bank loan	3,380	5,747
Total current liabilities	26,493	27,526
Long-term portion of royalty payments	1,193	—
Noncurrent operating lease liabilities	2,415	2,695
Other long-term liabilities	744	366
Total liabilities	30,845	30,587
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2020 and December 31, 2019 (Liquidation preference of $7,301 and $7,169 as of September 30, 2020 and December 31, 2019)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 41,135 and 40,632 shares issued and outstanding as of September 30, 2020 and December 31, 2019	41	41
Additional paid-in capital	240,422	236,957
Accumulated deficit	(46,609)	(47,783)
Accumulated other comprehensive loss	(1,992)	(4,862)
Total AXT, Inc. stockholders’ equity	195,394	187,885
Noncontrolling interests	6,498	4,877
Total stockholders’ equity	201,892	192,762
Total liabilities and stockholders’ equity	$232,737	$223,349

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$25,469	$19,841	$68,326	$64,846
Cost of revenue	16,646	14,082	47,213	43,886
Gross profit	8,823	5,759	21,113	20,960
Operating expenses:
Selling, general and administrative	4,623	4,755	14,119	14,247
Research and development	2,023	1,482	4,973	4,227
Total operating expenses	6,646	6,237	19,092	18,474
Income (loss) from operations	2,177	(478)	2,021	2,486
Interest income (expense), net	(70)	41	(138)	215
Equity in income (loss) of unconsolidated joint ventures	45	(204)	(243)	(1,650)
Other income (expense), net	(34)	169	2,940	(55)
Income (loss) before provision for income taxes	2,118	(472)	4,580	996
Provision for income taxes	637	23	1,923	776
Net income (loss)	1,481	(495)	2,657	220
Less: Net income attributable to noncontrolling interests	(490)	(403)	(1,483)	(771)
Net income (loss) attributable to AXT, Inc.	$991	$(898)	$1,174	$(551)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.02)	$0.03	$(0.02)
Diluted	$0.02	$(0.02)	$0.03	$(0.02)
Weighted-average number of common shares outstanding:
Basic	40,152	39,466	39,978	39,438
Diluted	40,979	39,466	40,688	39,438

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income (loss)	$1,481	$(495)	$2,657	$220
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	4,699	(4,322)	3,086	(4,322)
Change in unrealized gain on available-for-sale debt investments, net of tax	(10)	(2)	11	78
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	—	—	—	(617)
Total other comprehensive income (loss), net of tax	4,689	(4,324)	3,097	(4,861)
Comprehensive income (loss)	6,170	(4,819)	5,754	(4,641)
Less: Comprehensive income attributable to noncontrolling interests	(806)	(189)	(1,710)	(1,178)
Comprehensive income (loss) attributable to AXT, Inc.	$5,364	$(5,008)	$4,044	$(5,819)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,657	$220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,963	4,173
Amortization of marketable securities premium	28	26
Impairment charge on equity investee	—	1,068
Stock-based compensation	1,932	1,709
Provision for doubtful accounts	87	—
Loss on disposal of equipment	36	43
Gain from deconsolidation of a subsidiary	—	(175)
Loss from equity method investments, net	243	757
Return on equity method investments	—	362
Changes in operating assets and liabilities:
Accounts receivable	(3,500)	1,876
Inventories	1,638	8,272
Prepaid expenses and other current assets	(1,790)	3,277
Other assets	(424)	(3,108)
Accounts payable	1,992	(4,993)
Accrued liabilities	(1,226)	(6,216)
Other long-term liabilities, including royalties	1,688	46
Net cash provided by operating activities	6,324	7,337
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,121)	(13,969)
Purchases of available-for-sale debt securities	(2,880)	(8,725)
Proceeds from sales and maturities of available-for-sale debt securities	4,901	20,988
Net cash used in investing activities	(10,100)	(1,706)
Cash flows from financing activities:
Proceeds from common stock options exercised	1,137	267
Proceeds from sale of previously consolidated subsidiary shares	—	366
Consideration paid to repurchase subsidiary shares from noncontrolling interests	—	(262)
Payments on short-term loan	(5,801)	—
Proceeds from short-term loan	3,380	5,760
Proceeds from sale of subsidiary shares to noncontrolling interests	396	—
Dividends paid by joint ventures to their minority shareholders	(89)	—
Net cash provided by (used in) financing activities	(977)	6,131
Effect of exchange rate changes on cash and cash equivalents	245	(451)
Net increase (decrease) in cash and cash equivalents	(4,508)	11,311
Cash and cash equivalents at the beginning of the year	26,892	16,526
Cash and cash equivalents at the end of the year	$22,384	$27,837
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$151
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$—	$(74)

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020 filed with the SEC on May 8, 2020 and August 7, 2020, respectively.

The condensed consolidated financial statements include the accounts of AXT, our wholly-owned subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Tongmei Baoding”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“Tongmei ChaoYang”), and ChaoYang LiMei Semiconductor Technology Co., Ltd. (“LiMei ChaoYang”), and, except as discussed below and in Note 7, our majority-owned subsidiaries, Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd., MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Tongmei Baoding is located in the city of Dingxing, China. Each of Tongmei ChaoYang and LiMei ChaoYang is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2020 and December 31, 2019, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as noncontrolling interests on our condensed consolidated balance sheets in stockholders' equity and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the LiMei ChaoYang location to provide us with additional production capacity. For the three and nine months ended September 30, 2020, expenses associated with LiMei ChaoYang had a de minimis impact on our condensed consolidated financial statements.

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

Our condensed consolidated balance sheet as of December 31, 2019, as reported, does not include the assets and liabilities of JiYa since we deconsolidated JiYa as of March 11, 2019. Our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019 includes JiYa’s results for the period through March 11, 2019.

As discussed in Note 7, in May 2019, we purchased the remaining 3% ownership interest of JinMei that we did not own from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%. As of June 1, 2019, we referred to JinMei as a wholly-owned subsidiary instead of a significantly controlled subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Before August 1, 2020, our ownership of Chaoyang Jinmei was 100%. In August 2020, we sold an 8.5% ownership interest to current members of the Chaoyang Jinmei management team for approximately $396,000. As a result, our ownership of Chaoyang JinMei decreased from 100% to 91.5%. As of August 2020, we referred to Chaoyang JinMei as a significantly controlled subsidiary instead of a wholly-owned subsidiary.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2020 and December 31, 2019, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	September 30, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$22,384	$—	$—	$22,384	$26,892	$—	$—	$26,892
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	22,384	—	—	22,384	26,892	—	—	26,892
Investments (available-for-sale):
Certificates of deposit [2]	2,880	4	—	2,884	2,400	2	—	2,402
Corporate bonds	4,501	4	—	4,505	7,030	4	(9)	7,025
Total investments	7,381	8	—	7,389	9,430	6	(9)	9,427
Total cash, cash equivalents and investments	$29,765	$8	$—	$29,773	$36,322	$6	$(9)	$36,319
Contractual maturities on investments:
Due within 1 year [3]	$4,501			$4,505	$9,430			$9,427
Due after 1 through 5 years [4]	2,880			2,884	—			—
	$7,381			$7,389	$9,430			$9,427
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There were no gross unrealized losses on our available-for-sale debt securities as of September 30, 2020, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

None of our debt investments would generate a loss if we sold them on September 30, 2020.

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $5.8 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, there were five companies accounted for under the equity method. There were no impairment charges in the three and nine months ended September 30, 2020. The nine months ended September 30, 2019 include an impairment charge of $1.1 million for one of our minority investments (see Note 7). There were no impairment charges in the three months ended September 30, 2019.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of September 30, 2020 and December 31, 2019, the total unrealized loss, net of tax, included in accumulated other comprehensive loss was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2020. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2020.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2020 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$2,884	$—	$2,884	$—
Corporate bonds	4,505	—	4,505	—
Total	$7,389	$—	$7,389	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). One such investment is a 25% ownership interest in a germanium materials company in China. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, we did not record other-than-temporary impairment charges for the remainder of these investments during the three and nine months ended September 30, 2020 and 2019, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2020	2019
Inventories:
Raw materials	$23,078	$20,677
Work in process	23,166	24,946
Finished goods	2,113	3,529
	$48,357	$49,152

As of September 30, 2020 and December 31, 2019, carrying values of inventories were net of inventory reserves of $16.9 million and $16.4 million, respectively, for excess and obsolete inventory and $86,000 and $91,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2020	2019
Property, plant and equipment:
Machinery and equipment, at cost	$46,207	$45,742
Less: accumulated depreciation and amortization	(37,876)	(37,115)
Building, at cost	39,870	38,837
Less: accumulated depreciation and amortization	(14,070)	(12,736)
Leasehold improvements, at cost	5,903	4,877
Less: accumulated depreciation and amortization	(4,404)	(4,035)
Construction in progress	72,665	61,833
	$108,295	$97,403

As of September 30, 2020, the balance of construction in progress was $72.7 million, of which $57.8 million was related to our buildings in our new Dingxing and Kazuo locations, $4.2 million was for manufacturing equipment purchases not yet placed in service and $10.7 million was for our construction in progress for our other consolidated subsidiaries. As of December 31, 2019, the balance of construction in progress was $61.8 million, of which $48.8 million was for our buildings in our new Dingxing and Kazuo locations, $3.4 million was for manufacturing equipment purchases not yet placed in service and $9.6 million was for our construction in progress at our other consolidated subsidiaries.

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the three and nine months ended September 30, 2020 by approximately $0.3 million and $0.9 million, respectively, and increased our basic and diluted net income per share by approximately $0.01 and $0.03, respectively, as a result of lower depreciation expense.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2020	2019
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,213	3,307
Payable in connection with land restoration of Nanjing JinMei factory	720	703
Accrued income taxes	714	171
Accrued professional services	659	630
Accrued product warranty	529	387
Advance from customers	494	396
Current portion of operating lease liabilities	421	319
Other tax payable	357	50
Current portion of royalty payments	300	—
Payable in connection with construction	208	1,447
Other personnel-related costs	142	180
Accrual for sales returns	92	26
Payable in connection with repurchase of subsidiaries shares	49	151
Other accrued liabilities	1,043	1,013
	$10,842	$11,681

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

Beginning in 2012, our consolidated joint venture, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended September

30, 2020 and 2019, JinMei has recorded $0 and $0 income from agency sales, respectively. For the nine months ended September 30, 2020 and 2019, JinMei has recorded $0 and $0 income from agency sales, respectively, which were included in “Other income (expense), net” in the condensed consolidated statements of operations.

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

Tongmei ChaoYang purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of September 30, 2020 and December 31, 2019, amounts payable of $163,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei ChaoYang also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co., Ltd. (“JiaMei”), for production in the ordinary course of business. As of September 30, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and Tongmei ChaoYang also purchase raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co., Ltd. (“Tongli”), for production in the ordinary course of business. As of September 30, 2020 and December 31, 2019, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. As of September 30, 2020, JinMei repaid principal and interest totaling $501,000 to Tongmei. As of September 30, 2020 and December 31, 2019, the remaining balance of principal and interest totaled $302,000 and $285,000, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is secured by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. As of September 30, 2020 and December 31, 2019, the balances, including both principal and accrued interest, were $618,000 and $449,000, respectively, and included in “Other assets” in our condensed consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended September 30, 2020 and 2019, BoYu has recorded $37,000 and $0, respectively, in revenue from this customer. For the nine months ended September 30, 2020 and 2019, BoYu has recorded $0.3 million and $0.1 million, respectively, in revenue from this customer. As of September 30, 2020 and December 31, 2019, amounts receivable of $0 and $12,000, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets.

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

Note 7. Investments in Privately-Held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain strategy.

As of September 30, 2020, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership
Company	2020	2019	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Chaoyang JinMei Gallium Co., Ltd.	$1,820	$1,820	Consolidated	***91.5%
Beijing JiYa Semiconductor Material Co., Ltd.	N/A	N/A	Consolidated	*46%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	63%
	$3,758	$3,758

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,509	$1,326	Equity	46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,192	1,621	Equity	*39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,605	2,367	Equity	25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	520	647	Equity	25%
	$5,826	$5,961

* Ownership percentage decreased from 46% to 39% as of March 11, 2019 in connection with our sale of shares of this entity.

** In May 2019, we purchased the remaining 3% ownership interest that we did not own from retiring members of the JinMei management team for approximately $413,000. As a result, our ownership of JinMei increased from 97% to 100%.

***In August 2020, we sold an 8.5% ownership interest to current members of the Chaoyang JinMei management team for approximately $396,000. As a result, our ownership of Chaoyang JinMei decreased from 100% to 91.5%.

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

Amount
(in thousands)
Fair value of the consideration received	$366
Fair value of the retained investment in Beijing JiYa Semiconductor Material Co., Ltd.	2,040
Carrying value of noncontrolling interests, net of accumulated other comprehensive income attributable to subsidiary	617
Derecognition of Beijing JiYa Semiconductor Material Co., Ltd.'s net asset	(2,848)
Gain recognized on deconsolidation of Beijing JiYa Semiconductor Material Co., Ltd.	$175

Amount
(in thousands)
Fair value of the retained investment in Beijing JiYa Semiconductor Material Co., Ltd.	$2,040
Carrying value of retained noncontrolling investment	(1,559)
Gain on retained noncontrolling investment due to remeasurement	$481

Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. We paid approximately $29,000, $73,000 and $262,000 in July 2020, April 2020, and May 2019, respectively, and plan to pay the remainder of approximately $49,000 at a date to be determined by both parties. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we referred to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Before August 1, 2020, our ownership of Chaoyang Jinmei was 100%. In August 2020, we sold an 8.5% ownership interest to current members of the Chaoyang JinMei management team for approximately $396,000. As a result, our ownership of Chaoyang JinMei decreased from 100% to 91.5%. As of August 2020, we referred to Chaoyang JinMei as a significantly controlled subsidiary instead of a wholly-owned subsidiary. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

During the three months ended September 30, 2020 and 2019, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $1.8 million and $1.1 million, respectively, of which gains of $0.5 million and $0.4 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $1.3 million to our net income and a reduction to our net loss of $0.7 million, respectively. During the nine months ended September 30, 2020 and 2019, the consolidated joint ventures, before eliminating inter-company transactions, generated income of $4.3 million and $2.6 million, respectively, of which gains of $1.5 million and $0.8 million, respectively, were allocated to noncontrolling interests, resulting in an increase of $2.8 million to our net income and $1.8 million reduction to our net loss, respectively. Our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019 include JiYa’s results for the period through March 11, 2019.

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $5.8 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue	$5,052	$3,713	$12,610	$14,713
Gross profit	$918	$309	$2,944	$1,423
Operating income (loss)	$136	$(436)	$598	$(1,857)
Net income (loss)	$7	$(502)	$(151)	$(2,518)

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was a gain of $45,000 and a loss of $0.2 million, respectively, for the three months ended September 30, 2020 and 2019. Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a loss of $0.2 million and $1.7 million, respectively, for the nine months ended September 30, 2020 and 2019.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2020 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2019	$3,532	$41	$236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised	—	—	441	—	—	441	—	441
Stock-based compensation	—	—	643	—	—	643	—	643
Net income (loss)	—	—	—	(178)	—	(178)	395	217
Other comprehensive loss	—	—	—	—	(1,775)	(1,775)	(98)	(1,873)
Balance as of March 31, 2020	$3,532	$41	$238,041	$(47,961)	$(6,637)	$187,016	$5,174	$192,190
Common stock options exercised	—	—	72	—	—	72	—	72
Stock-based compensation	—	—	641	—	—	641	—	641
Net income	—	—	—	361	—	361	598	959
Net dividend declared by joint ventures	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	—	272	272	9	281
Balance as of June 30, 2020	$3,532	$41	$238,754	$(47,600)	$(6,365)	$188,362	$5,692	$194,054
Common stock options exercised	—	—	624	—	—	624	—	624
Sale of subsidiary shares to noncontrolling interests	—	—	396	—	—	396	—	396
Stock-based compensation	—	—	648	—	—	648	—	648
Net income	—	—	—	991	—	991	490	1,481
Other comprehensive income	—	—	—	—	4,373	4,373	316	4,689
Balance as of September 30, 2020	$3,532	$41	$240,422	$(46,609)	$(1,992)	$195,394	$6,498	$201,892

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2019 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2018	$3,532	$40	$234,418	$(45,183)	$(1,972)	$190,835	$3,697	$194,532
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary	—	—	—	—	(1,150)	(1,150)	533	(617)
Stock-based compensation	—	—	558	—	—	558	—	558
Net income (loss)	—	—	—	(1,104)	—	(1,104)	81	(1,023)
Other comprehensive income	—	—	—	—	2,389	2,389	142	2,531
Balance as of March 31, 2019	$3,532	$40	$234,976	$(46,287)	$(733)	$191,528	$4,453	$195,981
Common stock options exercised	—	—	232	—	—	232	—	232
Purchase of subsidiary shares from noncontrolling interests	—	—	(74)	—	—	(74)	(339)	(413)
Stock-based compensation	—	—	568	—	—	568	—	568
Net income	—	—	—	1,451	—	1,451	287	1,738
Other comprehensive loss	—	—	—	—	(2,397)	(2,397)	(54)	(2,451)
Balance as of June 30, 2019	$3,532	$40	$235,702	$(44,836)	$(3,130)	$191,308	$4,347	$195,655
Common stock options exercised	—	—	35	—	—	35	—	35
Stock-based compensation	—	—	583	—	—	583	—	583
Net income	—	—	—	(898)	—	(898)	403	(495)
Other comprehensive loss	—	—	—	—	(4,110)	(4,110)	(214)	(4,324)
Balance as of September 30, 2019	$3,532	$40	$236,320	$(45,734)	$(7,240)	$186,918	$4,536	$191,454

Except as shown above related to the deconsolidation of a subsidiary, there were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2019. During the three and nine months ended September 30, 2020, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$28	$31	$83	$92
Selling, general and administrative	496	433	1,480	1,296
Research and development	124	119	369	321
Total stock-based compensation	648	583	1,932	1,709
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income (loss)	$648	$583	$1,932	$1,709

As of September 30, 2020, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $1.0 million, net of estimated forfeitures of $80,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2020 and December 31, 2019 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2020 and 2019.

The following table summarizes the stock option transactions during the nine months ended September 30, 2020 (in thousands, except per share data):

			Weighted
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2020	2,953	$4.00	5.95	$3,040
Granted	—	—	—	—
Exercised	(460)	2.47	—	—
Canceled and expired	(162)	5.83	—	—
Balance as of September 30, 2020	2,331	$4.18	5.89	$5,061
Options vested as of September 30, 2020 and unvested options expected to vest, net of forfeitures	2,313	$4.18	5.87	$5,012
Options exercisable as of September 30, 2020	1,703	$4.20	4.88	$3,675

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $6.12 on September 30, 2020, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2020 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2020	939	$5.02
Granted	55	$5.21
Vested	(127)	$6.00
Forfeited	(12)	$5.69
Non-vested as of September 30, 2020	855	$4.88

As of September 30, 2020, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.0 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to AXT, Inc.	$991	$(898)	$1,174	$(551)
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income (loss) available to common stockholders	$947	$(942)	$1,042	$(683)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	40,152	39,466	39,978	39,438
Effect of dilutive securities:
Common stock options	575	—	510	—
Restricted stock awards	252	—	200	—
Denominator for dilutive net income (loss) per common shares	40,979	39,466	40,688	39,438
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.02	$(0.02)	$0.03	$(0.02)
Diluted	$0.02	$(0.02)	$0.03	$(0.02)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	1,036	2,523	1,298	2,523
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	218	698	347	698

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2020 and December 31, 2019, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Product Type:
Substrates	$20,311	$15,959	$54,066	$53,324
Raw Materials and Other	5,158	3,882	14,260	11,522
Total	$25,469	$19,841	$68,326	$64,846

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Geographical region:
China	$10,568	$5,117	$23,045	$21,870
Taiwan	3,333	4,399	12,908	12,062
Japan	2,233	1,339	5,265	4,641
Asia Pacific (excluding China, Taiwan and Japan)	1,446	2,234	4,503	6,156
Europe (primarily Germany)	4,689	4,737	15,017	13,752
North America (primarily the United States)	3,200	2,015	7,588	6,365
Total	$25,469	$19,841	$68,326	$64,846

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Long-lived assets by geographic region, net of depreciation:
North America	$857	$1,069
China	110,140	99,272
	$110,997	$100,341

Significant Customers

No customer represented 10% of our revenue for the three months ended September 30, 2020 while one customer, Landmark, represented 16%, of our revenue for the three months ended September 30, 2019. Our top five customers, although not the same five customers for each period, represented 29% and 40% of our revenue for the three months ended September 30, 2020 and 2019, respectively.

Two customers, Landmark and Osram Opto, represented 11% and 10%, respectively, of our revenue for the nine months ended September 30, 2020 while two customers, Landmark and Haisi Optoelectronics, represented 14% and 10%, respectively, of our revenue for the nine months ended September 30, 2019.  Our top five customers, although not the same five customers for each period, represented 33% and 41% of our revenue for the nine months ended September 30, 2020 and 2019, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 10% and 10% of our accounts receivable balance as of September 30, 2020, and three customers accounted for 14%, 13% and 12% of our accounts receivable as of December 31, 2019.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Beginning accrued product warranty	$352	$353	$387	$236
Accruals for warranties issued	195	146	384	388
Adjustments related to pre-existing warranties including expirations and changes in estimates	171	27	99	175
Cost of warranty repair	(189)	(183)	(341)	(456)
Ending accrued product warranty	$529	$343	$529	$343

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2020, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (Expense), Net

Other income (expense), net for the three and nine months ended September 30, 2020, includes a grant of $0 and $3.0 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $135,000 and gain of $165,000 for the three months ended September 30, 2020 and 2019, respectively. We incurred a foreign currency transaction exchange loss of $126,000 and gain of $85,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2020 includes no interest and penalties. As of September 30, 2020, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2020 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three and nine months ended September 30, 2020 due to the loss in the U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2020. The following table reflects the contract liabilities balance as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Contract liabilities	$(494)	$(396)
During the three and nine months ended September 30, 2020, the Company recognized $8,000 and $242,000, respectively, of revenue that was included in the contract balances as of December 31, 2019.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%. As of September 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of July 31, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

On August 9, 2019, Tongmei borrowed $2.8 million against the credit facility the (“August 2019 borrowing”). The repayment of the full amount was due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the credit facility the (“September 2019 borrowing”). The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the credit facility including all outstanding accrued interest of approximately $5.9 million and simultaneously applied to renew the credit facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due on March 22, 2021, however the credit facility contains an option to renew for an additional six months. As of September 30, 2020, $2.9 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of September 30, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of September 30, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. All of our leases are classified as operating leases and substantially all of our operating leases are comprised of equipment and office space leases. None of our leases are classified as finance leases.

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

As of September 30, 2020, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2020	$129
2021	555
2022	571
2023	562
2024	274
Thereafter	1,252
Total minimum lease payments	3,343
Less: Interest	(507)
Present value of lease obligations	2,836
Less: Current portion, included in accrued liabilities	(421)
Long-term portion of lease obligations	$2,415

The weighted average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.34	7.94
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$324	$159
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,072

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease	$128	$106	$383	$229
Short-term lease expense	27	14	61	42
Total	$155	$120	$444	$271

Note 18. Recent Accounting Pronouncements

Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 and its subsequent series of amendments during the three and nine months ended September 30, 2020 using the modified retrospective transition approach did not result in a material impact on our condensed consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, adequacy of our allowance for doubtful accounts and expected loss rates.

Note 19. Subsequent Events

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months.

The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

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

Our wafer substrates are used in the semiconductor industry when a typical silicon wafer substrate cannot meet the performance requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material.  In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our subsidiaries and joint venture companies produce materials, including raw gallium (4N Ga), high purity gallium (6N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). Our ownership and the ownership held by one of the joint venture companies range from 91.5% to 25%. We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. For reasons of manufacturing efficiency, we elected to also move our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the nine months ended September 30, 2020, we paid approximately $850,000 in tariffs. In 2019, we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2020 and December 31, 2019, our accounts receivable, net balance was $22.7 million and $19.0 million, respectively, which was net of an allowance for doubtful accounts of $121,000 and $34,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Historically, our allowance for sales returns reserve was deducted from gross accounts receivable. Upon adoption, on January 1, 2018, of the new revenue recognition guidance, ASC Topic 606, we reclassified our sales returns reserve to accrued liabilities. As of September 30, 2020 and December 31, 2019, the balance was $92,000 and $26,000, respectively.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2020 and December 31, 2019, accrued product warranties totaled $529,000 and $387,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2020 and December 31, 2019, we had an inventory reserve of $16.9 million and $16.4 million, respectively, for excess and obsolete inventory and $86,000 and $91,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero. Except as mentioned above, there were no impairment charges for the remainder of these investments during the three and nine months ended September 30, 2020 and 2019.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three and nine months ended September 30, 2020 and 2019.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

Change in Accounting Estimate – Useful Life of Equipment and Facilities

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with US GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the three and nine months ended September 30, 2020 by approximately $0.3 million and $0.9 million, respectively, and increased our basic and diluted net income per share by approximately $0.01 and $0.03, respectively, as a result of lower depreciation expense.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in

China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the potential resurgence of the outbreak in countries that had previously contained the outbreak, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic could have a material adverse impact on our business, consolidated results of operations and financial condition until the COVID-19 pandemic subsides and related public health measures are reduced or eliminated.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended

	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$20,311	$15,959	$4,352	27.3%	$54,066	$53,324	$742	1.4%
Raw materials and other	5,158	3,882	1,276	32.9%	14,260	11,522	2,738	23.8%
Total revenue	$25,469	$19,841	$5,628	28.4%	$68,326	$64,846	$3,480	5.4%

Revenue increased $5.6 million, or 28.4%, to $25.5 million for the three months ended September 30, 2020 from $19.8 million for the three months ended September 30, 2019. The substrate revenue increase for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-insulating GaAs wafer substrates. Raw materials sales increased $1.3 million, or 32.9%, to $5.2 million for the three months ended September 30, 2020 as compared to the same period in 2019. The raw materials revenue increase for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue increased $3.5 million, or 5.4%, to $68.3 million for the nine months ended September 30, 2020 from $64.8 million for the nine months ended September 30, 2019. The substrate revenue increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily the result of increased revenue for both our GaAs and Ge wafer substrates. Raw materials sales increased $2.7 million, or 23.8%, to $14.3 million for the nine months ended September 30, 2020 as compared to the same period in 2019. The raw materials revenue increase for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change

	($ in thousands)
China	$10,568	$5,117	$5,451	106.5%
% of total revenue	41%	26%
Taiwan	3,333	4,399	(1,066)	(24.2)%
% of total revenue	13%	22%
Japan	2,233	1,339	894	66.8%
% of total revenue	9%	7%
Asia Pacific (excluding China, Taiwan and Japan)	1,446	2,234	(788)	(35.3)%
% of total revenue	6%	11%
Europe (primarily Germany)	4,689	4,737	(48)	(1.0)%
% of total revenue	18%	24%
North America (primarily the United States)	3,200	2,015	1,185	58.8%
% of total revenue	13%	10%
Total revenue	$25,469	$19,841	$5,628	28.4%

Revenue in China increased $5.5 million for the three months ended September 30, 2020, primarily due to higher demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Taiwan decreased $1.1 million primarily due to decreased demand for InP wafer substrates partially offset by increased demand for our GaAs wafer substrates. Revenue in Japan increased $0.9 million primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased by $0.8 million primarily due to decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America increased by $1.2 million due to higher demand for our InP wafer substrates partially offset by lower demand for our GaAs wafer substrates.

	Nine Months Ended
	September 30,		Increase
	2020	2019	(Decrease)	% Change

	($ in thousands)
China	$23,045	$21,870	$1,175	5.4%
% of total revenue	34%	34%
Taiwan	12,908	12,062	846	7.0%
% of total revenue	19%	19%
Japan	5,265	4,641	624	13.4%
% of total revenue	8%	7%
Asia Pacific (excluding China, Taiwan and Japan)	4,503	6,156	(1,653)	(26.9)%
% of total revenue	6%	9%
Europe (primarily Germany)	15,017	13,752	1,265	9.2%
% of total revenue	22%	21%
North America (primarily the United States)	7,588	6,365	1,223	19.2%
% of total revenue	11%	10%
Total revenue	$68,326	$64,846	$3,480	5.4%

Revenue in China increased $1.2 million for the nine months ended September 30, 2020, primarily due to higher demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from GaAs wafer substrates increased, partially offset by lower demand for our InP wafer substrates. Revenue in Taiwan increased by $0.8 million primarily due to increased demand for our GaAs wafer substrates partially offset by lower demand for our InP wafer substrates. Revenue in Asia Pacific decreased by $1.7 million due to lower demand for our GaAs wafer substrates and pBN crucibles. Revenue in Europe increased $1.3 million primarily due to increased demand for Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our GaAs and InP wafer substrates. Revenue in North America increased $1.2 million primarily due to increased demand for our InP wafer substrates partially offset by lower demand for our GaAs wafer substrates.

Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$8,823	$5,759	$3,064	53.2%	$21,113	$20,960	$153	0.7%
Gross Margin %	34.6%	29.0%			30.9%	32.3%

Gross profit increased $3.1 million, or 53.2%, to $8.8 million for the three months ended September 30, 2020 from $5.8 million for the three months ended September 30, 2019. The increase in gross profit is attributed to higher revenue, a change in product mix and more efficient manufacturing yields.

Gross profit increased $0.2 million, or 0.7%, to $21.1 million for the nine months ended September 30, 2020 from $21.0 million for the nine months ended September 30, 2019. The increase in gross profit is attributed to higher revenue partially offset by a change in product mix and less efficient manufacturing yields in the first half of the year as a result of the relocation process.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$4,623	$4,755	$(132)	(2.8)%	$14,119	$14,247	$(128)	(0.9)%
% of total revenue	18.2%	24.0%			20.7%	22.0%

Selling, general and administrative expenses decreased $132,000, or 2.8%, to $4.6 million for the three months ended September 30, 2020 from $4.8 million for the three months ended September 30, 2019. The lower selling, general and administrative expenses were primarily from lower travel-related expenses driven by the COVID-19 pandemic and lower professional service-related expenses partially offset by higher personnel-related expenses.

Selling, general and administrative expenses decreased $128,000, or 0.9%, to $14.1 million for the nine months ended September 30, 2020 from $14.2 million for the nine months ended September 30, 2019. The lower selling, general and administrative expenses were primarily from lower licensing fees, lower professional service-related expenses and reduced travel-related expenses driven by the COVID-19 pandemic partially offset by higher personnel-related expenses, outside commissions and legal expenses.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$2,023	$1,482	$541	36.5%	$4,973	$4,227	$746	17.6%
% of total revenue	7.9%	7.5%			7.3%	6.5%

Research and development expenses increased $541,000, or 36.5%, to $2.0 million for the three months ended September 30, 2020 from $1.5 million for the three months ended September 30, 2019. The increase in research and development expenses for the three months ended September 30, 2020 was primarily due to higher development expenses of new features for certain of our GaAs and InP wafer substrates, product testing and personnel-related expenses.

Research and development expenses increased $746,000, or 17.6%, to $5.0 million for the nine months ended September 30, 2020 from $4.2 million for the nine months ended September 30, 2019. The increase in research and development expenses for the nine months ended September 30, 2020 was primarily due to higher development expenses of new features for certain of our GaAs and InP wafer substrates, product testing and personnel-related expenses partially offset by lower facility-related expenses.

Interest Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest income (expense), net	$(70)	$41	$(111)	(270.7)%	$(138)	$215	$(353)	(164.2)%
% of total revenue	(0.3)%	0.2%			(0.2)%	0.3%

Interest income (expense), net decreased $111,000 or 270.7% for the three months ended September 30, 2020 as compared to the same period in 2019. Interest income (expense), net decreased primarily due to significantly lower interest rates resulting from the economic impact of the COVID-19 pandemic and interest expense incurred by Tongmei under the credit facility.

Interest income (expense), net decreased $353,000 or 164.2% for the nine months ended September 30, 2020 as compared to the same period in 2019. Interest income (expense), net decreased primarily due to significantly lower interest rates resulting from the economic impact of the pandemic and interest expense incurred by Tongmei under the credit facility.

Equity in Income (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Income (Loss)		September 30,		Equity in Loss
	2020	2019	Change	% Change	2020	2019	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$45	$(204)	$249	122.1%	$(243)	$(1,650)	$(1,407)	(85.3)%
% of total revenue	0.2%	(1.0)%			(0.4)%	(2.5)%

The equity in income (loss) of unconsolidated joint venture companies was a gain of $45,000 for the three months ended September 30, 2020 as compared to a loss of $204,000 for the three months ended September 30, 2019. The current quarter gain is primarily due to positive financial results of two raw gallium companies.

The equity in loss of unconsolidated joint venture companies was a loss of $243,000 for the nine months ended September 30, 2020 as compared to a loss of $1.7 million for the nine months ended September 30, 2019. The current loss for the nine months ended September 30, 2020 is primarily due to poor financial results of two raw gallium companies. The $1.7 million aggregate loss for the nine months ended September 30, 2019 includes an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (See Note 7) and the poor financial results of two raw gallium companies.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income (Expense)		September 30,		Other Income (Expense)
	2020	2019	Change	% Change	2020	2019	Change	% Change

	($ in thousands)				($ in thousands)
Other income (expense), net	$(34)	$169	$(203)	(120.1)%	$2,940	$(55)	$2,995	5,445.5%
% of total revenue	(0.1)%	0.9%			4.3%	(0.1)%

Other income (expense), net decreased $203,000 to an expense of $34,000 for the three months ended September 30, 2020 from an income of $169,000 for the three months ended September 30, 2019. Other income (expense), net decreased primarily due to a loss on foreign exchange partially offset by payment received on an insurance claim at one of our consolidated subsidiaries.

Other income (expense), net increased $3.0 million to an income of $2.9 million for the nine months ended September 30, 2020 from an expense of $55,000 for the nine months ended September 30, 2019. Other income (expense), net increased primarily due to grants totaling $3.0 million received from a Chinese provincial government agency as an award for relocating to its province.

Provision for Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision for income taxes	$637	$23	$614	2,669.6%	$1,923	$776	$1,147	147.8%
% of total revenue	2.5%	0.1%			2.8%	1.2%

Provision for income taxes for the three and nine months ended September 30, 2020 was $637,000 and $1.9 million, respectively, which was primarily related to higher profits in China and a tax on a rebate we received from a purchase of land use rights when we began the relocation. No income taxes, except certain state tax, or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

Net Income Attributable to Noncontrolling Interests

	Three Months Ended		Net income attributable to		Nine Months Ended		Net income attributable to
	September 30,		Noncontrolling interests		September 30,		Noncontrolling interests
	2020	2019	Increase	% Change	2020	2019	Increase	% Change

	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests	$490	$403	$87	21.6%	$1,483	$771	$712	92.3%
% of total revenue	1.9%	2.0%			2.2%	1.2%

Net income attributable to noncontrolling interests increased $87,000 or 21.6% to $490,000 for the three months ended September 30, 2020 from $403,000 for the three months ended September 30, 2019 primarily due to higher profitability from our consolidated joint venture operations in China.

Net income attributable to noncontrolling interests increased $712,000 or 92.3% to $1.5 million for the nine months ended September 30, 2020 from $771,000 for the nine months ended September 30, 2019 primarily due to higher profitability from our consolidated joint venture operations in China.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2020, our principal source of liquidity was $29.8 million, which consisted of cash and cash equivalents of $22.4 million and investments of $7.4 million. In the nine months ended September 30, 2020, cash and cash equivalents decreased by $4.5 million and investments decreased by $2.0 million. The decrease in cash and cash equivalents of $4.5 million in the nine months ended September 30, 2020 was primarily due to net cash used in investing activities of $10.1 million and financing activities of $1.0 million, partially offset by net cash provided by operating activities of $6.3 million and the effect of exchange rate changes of $0.2 million. As of September 30, 2020 only $2.9 million of Tongmei’s initial loan had been renewed and funded as compared to $5.8 million as of September 30, 2019. In October 2020, the second $2.9 million of Tongmei’s loan was renewed and funded against its credit facility. As of September 30, 2020, we and our consolidated joint ventures held approximately $14.3 million in cash and investments in foreign bank accounts. This consisted of $7.8 million held by our wholly-owned subsidiaries in China and $6.5 million held by our partially-owned consolidated subsidiaries in China.

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

Net cash provided by operating activities of $6.3 million for the nine months ended September, 2020 was primarily comprised of a net income before income attributable to non-controlling interest of $2.7 million, the adjustment for non-cash items of depreciation and amortization of $3.0 million, stock-based compensation of $1.9 million, loss on equity method investments of $0.2 million and provision for doubtful accounts of $0.1 million, partially offset by a net change of $1.6 million in operating assets and liabilities.

Net cash provided by operating activities of $7.3 million for the nine months ended September 30, 2019 was primarily comprised of a net income of $0.2 million, return on equity method investments of $0.4 million, the adjustment for non-cash items of depreciation and amortization of $4.2 million, impairment charge on equity investment of $1.1 million, stock-based compensation of $1.7 million and loss on equity method investments of $0.8 million, partially offset by an adjustment for a non-cash item of $0.2 million gain from the deconsolidation of a subsidiary and a net change of $0.8 million in operating assets and liabilities.

Net cash used in investing activities of $10.1 million for the nine months ended September 30, 2020 was primarily from the purchase of property, plant and equipment of $12.1 million and purchases of available-for-sale debt securities of $2.9 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $4.9 million.

Net cash used in investing activities of $1.7 million for the nine months ended September 30, 2019 was primarily from the purchase of property, plant and equipment of $14.0 million and purchase of available for sale securities of $8.7 million, partially offset by proceeds from sales and maturities of available-for-sale securities of $21.0 million.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2020, which consisted of payment on short-term borrowings of $5.8 million and dividends paid by joint ventures to their minority shareholders of $0.1 million, partially offset by proceeds from short term borrowings of $3.4 million and common stock exercised of $1.1 million, and proceeds from sale of subsidiary shares to noncontrolling interests of $0.4 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the nine months ended September 30, 2020, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

One of our wholly-owned subsidiaries, JinMei, is in the process of relocating its manufacturing operations to Kazuo, very near our own location. Currently, JinMei expects to invest approximately $3.0 million to $3.5 million related to the new facilities in 2020. In July 2017, our wholly-owned subsidiary, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum and is due on June 30, 2023. As of September 30, 2020, JinMei repaid principal and interest totaling $501,000 to Tongmei. As of September 30, 2020, the remaining balance of principal and interest totaled $302,000. BoYu, our consolidated pBN crucible joint venture will invest approximately $4.0 million to $4.5 million.

On November 6, 2018, the Company entered into a Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.00%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2.5%. As of September 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7% as of July 31, 2020. The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

Tongmei initially borrowed $2.8 million against the credit facility. The repayment of the full amount was due on August 9, 2020. On September 12, 2019, Tongmei borrowed an additional $2.8 million against the credit facility. The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the credit facility including all outstanding accrued interest of approximately $5.9 million and simultaneously applied to renew the credit facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due on March 22, 2021, however the credit facility contains an option to renew for an additional six months. As of September 30, 2020, $2.9 million was included in “Bank loan” in our condensed consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months.

The credit facility is collateralized by Tongmei Baoding’s land use rights and all of its buildings located at its facility in Dingxing, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of September 30, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. As of September 30, 2020, $0.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of September 30, 2020 and December 31, 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

The functional currency for our foreign operations is the renminbi, the local currency of China, and, in the future we may establish short term hedges covering renminbi. Most of our operations are conducted in China and most of our costs are incurred in Chinese renminbi, which subjects us to fluctuations in the exchange rates between the U.S. dollar and the Chinese renminbi. We incur transaction gains or losses resulting from consolidation of expenses incurred in local currencies for our Chinese subsidiaries, as well as in translation of the assets and liabilities at each balance sheet date. Our financial results could be adversely affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, including the revaluation by China of the renminbi, and any future adjustments that China may make to its currency such as any move it might make to a managed float system with opportunistic interventions. We may also experience foreign exchange losses on our non-functional currency denominated receivables and payables.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2020	Rate	Income	Income	Income
Cash and cash equivalents	$22,384	0.20%	$45	$41	$50
Investments in marketable debt	7,389	1.44%	106	95	117
			$151	$136	$167

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers accounted for 10% each of our trade accounts receivable balance as of September 30, 2020, respectively, and three customers accounted for 14%, 13% and 12% of our trade accounts receivable as of December 31, 2019, respectively.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. The period ended December 31, 2019 includes an impairment charge from March 31, 2019 of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest (see Note 7). As of September 30, 2020 and December 31, 2019, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of September 30, 2020 and December 31, 2019 totaled $5.8 million and $6.0 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

I.           Risks Related to Our General Business

Silicon substrates (wafers) are significantly lower in cost compared to substrates made from specialty materials, and new silicon-based technologies could enable silicon-based substrates to replace specialty materia- based substrates for certain applications.

Historically silicon wafers or substrates are less expensive than specialty material substrates, such as those that we produce. Electronic circuit designers will generally consider silicon first and only turn to alternative materials if silicon cannot provide the required functionality in terms of power consumption, speed, wave lengths or other specifications. Beginning in 2011, certain applications that had previously used GaAs substrates, specifically the RF chip in mobile phones, adopted a new silicon-based technology called silicon on insulator, or SOI. SOI technology uses a silicon-insulator-silicon layered substrate in place of conventional silicon substrates in semiconductor manufacturing. SOI substrates cost less than GaAs substrates and, although their performance is not as robust as GaAs substrates in terms of power consumption, heat generation and speed, they became acceptable in mobile phones and other applications that were previously dominated by GaAs substrates. The adoption of SOI resulted in decreased GaAs wafer demand, and decreased revenue. If SOI or new silicon-based technologies gain more widespread market acceptance, or are used in more applications, our sales of specialty material-based substrates could be reduced and our business and operating results could be significantly and adversely affected.

The continuing spread of COVID-19 has affected our business operations and financial performance.

The continuing spread of COVID-19 has impacted our operations and financial performance.  To date, we believe we have limited the impact on our company. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in China, the Chinese government may require companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. Also, the outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. For reasons of manufacturing efficiency, we elected to also move our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the nine months ended September 30, 2020 we paid approximately $850,000 in tariffs. In the year 2019, we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors have resulted in lower revenue from sales of our wafer substrates in China.

Our operations and financial results depend on worldwide economic and political conditions and their impact on levels of business spending, which has deteriorated significantly in many countries and regions. Uncertainties in the political, financial and credit markets may cause our customers to postpone deliveries. The outbreak of the COVID-19 virus is an additional cause of uncertainty. Delays in the placement of new orders and extended uncertainties may reduce future sales of our products and services. The revenue growth and profitability of our business depends on the overall demand for our substrates. Because the end users of our products are primarily large companies whose businesses fluctuate with general economic and business conditions, a softening of demand for products that use our substrates, caused by a weakening economy, may result in decreased revenue. Customers may find themselves facing excess inventory from earlier purchases, and may defer or reconsider purchasing products due to the downturn in their business and in the general economy. If market conditions deteriorate, we may experience increased collection times and greater write-offs, either of which could have a material adverse effect on our profitability and our cash flow.

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

We have invested in raw material joint venture companies in China that produce materials, including 99.99% pure gallium (4N Ga), high purity gallium (7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. Our ownership and the ownership held by one of the joint venture companies range from 91.5% to 25%. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could occur, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium joint venture in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third-party supplier, resulting in higher costs and reduced gross margin.

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

All of our wafer substrates are manufactured in China and in 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. For the nine months ended September 30, 2020, we paid approximately $850,000 in tariffs. In the year 2019 we paid approximately $735,000 in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, the Trump Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, and may impose additional tariffs on imports from China. Negotiations between the U.S. and China could be impacted by the results of the U.S. presidential election. It is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States government has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. These factors have resulted in lower revenue from sales of our wafer substrates in China. Further, the continued threats of tariffs and other trade restrictions could have a generally disruptive impact on the global economy and, therefore, negatively impact our sales.

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

We are subject to the risks arising from adverse changes and uncertainty in domestic and global economies. Uncertain global economic and political conditions or low or negative growth in China, Europe or the United States, along with volatility in the financial markets, increasing national debt and fiscal concerns in various regions and the adoption and availability of fiscal and monetary stimulus measures to counteract the impact of the COVID-19 pandemic, pose challenges to our industry. Currently China’s economy is slowing and this could impact our financial performance. In addition, tariffs, trade restrictions, trade wars and Brexit are creating an unstable environment and can disrupt or restrict commerce. Although we remain well-capitalized, the cost and availability of funds may be adversely affected by illiquid credit markets. Volatility in U.S. and international markets and economies may adversely affect our liquidity, financial condition and profitability. Another severe or prolonged economic downturn could result in a variety of risks to our business, including:

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

The functional currency of our wholly-owned Chinese subsidiaries and our partially-owned joint venture companies is the Chinese renminbi, the local currency. We can incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third-party supplier in China. Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss. Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution. The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. In days of severe air pollution the government has ordered manufacturing companies to stop all production. For example, in the fourth quarter of 2017, many manufacturing companies in the greater Beijing area, including AXT, were instructed by the local government to cease most manufacturing for several days until the air quality improved. In the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products. Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

An important example of some of these factors is seen in a change underway in Beijing. The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing. For reasons of manufacturing efficiency, we elected to also move our germanium manufacturing line.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example, on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were instructed to obtain a permit to continue to manufacture our gallium arsenide wafer substrates. The Beijing municipal authority accepted our permit application in May 2015, but has not yet issued to us the requisite permit while we continue to show good faith in relocating our gallium arsenide production. If our application is denied in the future before we complete customer qualifications and ramp up wafer processing production, then our gallium arsenide production could be disrupted, which could materially and adversely impact our results of operations and our financial condition.

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

AXT, INC.

Dated: November 6, 2020	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)