Form 10-K
period 2020-12-31
AXT INC
filed 2021-03-23
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ◻ Yes ⌧ No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

reporting company)
Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ◻ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $4.76 for the common stock on June 30, 2020 as reported on the Nasdaq Global Select Market, was approximately $144,499,115. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2021, 42,086,773 shares, $0.001 par value, of the registrant’s common stock were outstanding.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market and the completion of entity reorganizations and the alignment of assets under Tongmei are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this annual report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this annual report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

Item 1. Business

AXT, Inc. (“AXT”, “the Company”, “we,” “us,” and “our” refer to AXT, Inc. and its consolidated subsidiaries) is a materials science company that develops and produces high-performance compound and single element semiconductor substrates, also known as wafers. Two of our consolidated subsidiaries produce and sell certain raw materials some of which are used in our substrate manufacturing process and some of which are sold to other companies.

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

InP is a high-performance semiconductor substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. InP substrates are also used in biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. A new application for semi-conducting GaAs substrates is 3-D sensing chips using VCSELs (vertical cavity surface emitting lasers) as an array of lasers on a single chip that can be used in cell phones and other devices. GaAs wafers could also be used for making micro-LEDs. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes partial ownership of raw material companies. Two of these companies are consolidated. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. In prior years, a third company was consolidated, but, in the first quarter of 2019, we sold a portion of our ownership to our investment partner and, as of March 11, 2019, we ceased to consolidate this company. Our substrate product group generated 79%, 81% and 79% of our consolidated revenue and our raw materials product group generated 21%, 19% and 21% for 2020, 2019 and 2018, respectively.

The following chart shows our substrate products and their materials, diameters and illustrative applications and shows our raw materials group primary products and their illustrative uses and applications.

Products
Substrate Group and Wafer Diameter	Sample of Applications
Indium Phosphide	• Data center connectivity using light/lasers
(InP)	• 5G communications
2”, 3”, 4”	• Fiber optic lasers and detectors
• Passive Optical Networks (PONs)
• Silicon photonics
• Photonic Integrated circuits (PICs)
• High efficiency terrestrial solar cells (CPV)
• RF amplifier and switching (military wireless & 5G)
• Infrared light-emitting diode (LEDs) motion control
• Lidar for robotics and autonomous vehicles
• Infrared thermal imaging
Gallium Arsenide	• Wi-Fi devices
(GaAs - semi-insulating)	• IoT devices
1”, 2”, 3”, 4”, 5”, 6”	• High-performance transistors
• Direct broadcast television
• Power amplifiers for wireless devices
• Satellite communications
• High efficiency solar cells for drones and automobiles
• Solar cells
Gallium Arsenide	• High brightness LEDs
(GaAs - semi-conducting)	• Screen displays using micro-LEDs
1”, 2”, 3”, 4”, 5", 6”	• Printer head lasers and LEDs
• 3-D sensing using VCSELs
• Data center communication using VCSELs
• Sensors for industrial robotics/Near-infrared sensors
• Laser machining, cutting and drilling
• Optical couplers
• High efficiency solar cells for drones and automobiles
• Other lasers
• Night vision goggles
• Lidar for robotics and autonomous vehicles
• Solar cells
Germanium	• Multi-junction solar cells for satellites
(Ge)	• Optical sensors and detectors
2”, 4”, 6”	• Terrestrial concentrated photo voltaic (CPV) cells
• Infrared detectors
• Carrier wafer for LED
Raw Materials Group
6N+ and 7N+ purified gallium	• Key material in single crystal ingots such as:
- Gallium Arsenide (GaAs)
- Gallium Nitride (GaN)
- Gallium Antimonite (GaSb)
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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

We manufacture all of our products in the People’s Republic of China (PRC or China), which generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site in Beijing.

Begun in 2017, the relocation of our gallium arsenide production lines is now largely completed. We entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Some of our larger, more sophisticated customers qualified gallium arsenide wafers from the new sites in 2020. A few customers are still in that process. Our new facilities enabled us to expand capacity and upgrade some of our equipment. The new buildings are large enough that we can install additional equipment if market demand increases or if we gain market share. We also acquired sufficient land to enable us to add facilities, if needed in the future. We believe our ability to add capacity gives us a competitive advantage. In addition, a new level of technological sophistication in our manufacturing capabilities will enable us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

Customer qualifications and expanding capacity as needed require us to continue to diligently address the many details that arise at both of the new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

On November 16, 2020 we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, investors which consists of 10 private equity funds had engaged with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in early January. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the entire approximately $49 million investment on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% noncontrolling interest in Tongmei. Pursuant to the investment agreements (“Capital Investment Agreements”) with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application for IPO to the China Securities Regulatory Commission (“CSRC”).  Tongmei currently plans to submit its formal application to the CSRC in the third quarter of 2021.  However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. Tongmei would be required to sell a minimum of 10% of its equity in the IPO. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company.

An additional step in the STAR Market IPO process involves certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”) and its subsidiaries were assigned to Tongmei in December 2020. This will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

The following organization chart depicts the consolidated structure as of December 31, 2020;

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In 2020 and 2019, we paid approximately $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Silicon substrates dominate the semiconductor substrate market. Silicon wafers are larger in diameter and significantly lower in cost. AXT and our competitors exist because the laws of physics prevent certain functions from performing properly, or at all, if silicon material is used as the wafer substrate. Our substrate wafers are used when a typical silicon substrate wafer cannot meet the performance requirements of a semiconductor or optoelectronic device. Demand for higher performance non-silicon-based wafer substrates, such as the substrates in which AXT specializes, is expected to increase as new applications are adopted. In contrast to the ever-more complex electronic circuit designs and the skill sets required to accomplish such designs, the knowledge base and skill sets required for AXT and our competitors are material science-based. We do not design or manufacture the semiconductor chips and other electronic circuits. Instead we apply our deep knowledge in material science to grow single crystal ingots that are then sliced into individual wafer substrates. We add value by researching, developing and producing the specialty material wafers. This places us at the beginning of the semiconductor “food chain”.

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

The AXT Advantages

We believe that we benefit from the following advantages:

●	New facilities, equipment and added capacity. We believe we are the only company in our industry to have recently added significant new facilities, equipment and capacity. Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our progress and success in managing this process now position us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

●	Funds from the recent private equity investments in Tongmei and additional funds from the anticipated future IPO of Tongmei are viewed favorably by our customers and prospective customers. New applications using InP and GaAs wafer substrates could require significant capital investments to add capacity, purchase and install advanced process and test equipment or construct additional facilities. We believe customers view the funds recently raised, and intended to be raised in the IPO, as a sign of our commitment to meet their needs and to deploy this capital to increase capacity as needed.
●	Key leadership in InP technology and revenue growth. We believe our InP wafers have the lowest defect densities, stress and slip lines on the market, enabling our customers to achieve the highest wafer fab and device yields. We have developed a strong base of proprietary InP technology that we continue to expand. There are significant barriers to entry in the InP substrate market and currently, there are only three primary suppliers, including AXT. We believe that this market will continue to expand and grow. We intend to promote our track record of successfully adding capacity as the market expands.
●	Key provider of low defect density GaAs wafer substrates. In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased, particularly for LED lighting, the deployment of 3-D sensing for facial recognition in cell phones and world facing camera technology in cell phones. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. As we qualify low EPD wafers from our new location, we believe the quality of our low EPD wafers and our ability to expand manufacturing capacity quickly will enable us to support new applications and generate additional revenue.
●	Proprietary process technology drives manufacturing. In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and we believe this gives us a competitive advantage, especially in InP. This also creates a barrier to entry.
●	Low-cost manufacturing operation in China. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2020, 1,046 of our 1,074 employees (including employees at our Beijing, Kazuo and Dingxing facilities as well as our consolidated raw material companies) were located in China. Our primary competitors have their major manufacturing operations in Germany or Japan. Our presence in China also enables us to closely manage our raw materials supply chain.
●	We believe that we are the only compound semiconductor substrate supplier to have a position in raw materials. We have partial ownership of raw material companies in China that form an integral part of our supply chain. We believe our subsidiaries and raw material companies in China provide us with a more reliable supply of, and shorter lead-times for, the raw materials central to our final manufactured products compared to third-party providers. We believe that this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.
●	Our diverse product offering results in a broader range of customers and applications. We offer a diverse range of products and are able to provide custom-defined products that meet our customers’ specifications. We have a strong technical sales support team that engages with our customers and understands their product requirements. A significant percentage of the members of our team that engage with customers have PhDs in physics or materials science. This combination of technical sales strength and our willingness to accept our customers’ unique product specifications results in a broad range of customers and applications.
●	Enhanced revenue diversity through the sale of raw materials. Our strategy allows our consolidated subsidiaries to also sell raw materials in the open market to third parties. Revenue from non-substrate products provides further diversity in our customer base and business model.
●	Business model unique among current competitors. We believe we are the only publicly traded company producing InP, GaAs and Ge wafer substrates. Our direct competitors are either privately owned companies or divisions within very large companies that are publicly listed in Japan. We believe the combination of access to U.S. and China capital markets, U.S.-based product quality standards, China-based manufacturing and a unique strategy for the supply of many of the raw materials we need is a competitive advantage as well as an attractive business model to our customers.

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

Qualify the new facilities for GaAs based 3-D and Time of Flight sensing array applications in mobile devices. Although 3-D sensing has not yet been widely adopted and embraced, we believe its use in world-facing cameras will accelerate adoption and generate a significant impact for high-quality GaAs suppliers. We believe 3-D sensing technology will also be used as sensors in driverless automobiles. The GaAs substrate requirements for 3-D sensing applications include very low defect densities or etch pitch densities. We intend to capture opportunities in these markets by promoting our strengths and capabilities.

Create customer awareness that the new facilities are designed to allow us to add equipment and capacity rapidly. The construction of new facilities and infrastructure takes much longer to complete in comparison to the installation of furnaces and other manufacturing equipment. We have proven our ability to do both and we believe this ability makes us an attractive supplier for customers.

Offer diverse products, including custom products. We believe AXT has a reputation in the market for providing a broad range of products, including custom products that are supported by a team of technical sales support professionals, the majority of whom hold advanced graduate degrees in physics or materials science. We plan to further promote this brand image as a way to differentiate ourselves in the market. We believe this strategy will lead to a more diverse customer base and higher volumes.

Sustain manufacturing efficiencies. We seek to continue to leverage our China-based manufacturing advantage by increasing efficiencies in our manufacturing methods, systems and processes. Our strategy is to combine the benefits of U.S. quality control systems and access to U.S. and China capital markets with our China-based manufacturing operations. We promote the concept and practice of continuous improvement within our company culture.

Increase productivity and seek profitability in our subsidiaries/consolidated raw material companies. The supply and demand equation for specialty materials can be complex and volatile. Over the years, we have established or invested in raw material companies in China that are an integral part of our supply chain. We will continue to provide strategic support to these companies and they, in turn, will continue to be the backbone of our supply chain. We plan to work closely with these companies to increase their productivity and improve their financial performance as they continue to support our supply chain.

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

Technology

Wafer substrates on which integrated circuits and optical devices are fabricated serve as a foundation for semiconductor device fabrication. Wafers are derived from ingots that are grown in a cylindrical form. The diameter and length of an ingot will vary depending on the type of material and the growth process used. An ingot can be single-crystalline (a single crystal) or multi-crystalline (polycrystalline). A single crystal is a continuous lattice of atoms with no boundaries within the structure. The ingot must be a single crystal in order for it to be useful in making wafers for device fabrication. A single crystal ingot can be made from a single element such as germanium or silicon, or it can be made from two or more elements such as gallium arsenide (with gallium and arsenic) or indium phosphide (with indium and phosphorous). Depending on physical properties of the materials in a wafer, the performance of devices and circuits can be remarkably different.

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

Substrates. We currently sell compound substrates manufactured from InP and GaAs, as well as single-element substrates manufactured from Ge. We supply InP substrates in two-, three- and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semi-conducting GaAs substrates in one-, two-, three-, four-, five- and six-inch diameters. Many of our customers require customized specifications, such as special levels of iron or sulfur dopants or a special wafer thickness.

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

We have at times sold a significant portion of our products in any particular period to a limited number of customers. One customer, Landmark, represented 11%, 15% and 13% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Our top five customers, although not the same five customers for each period, represented 32% of our revenue for the year 2020, 40% of our revenue for 2019 and 35% of our revenue for 2018.

For the year ended December 31, 2020, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales. For the year ended December 31, 2019, three customers of our consolidated subsidiaries, in aggregate, accounted for 48% of raw material sales and in 2018, three customers accounted for 30% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

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

Together with certain subsidiaries we have partial ownership of 10 raw material companies in China that form the backbone of our supply chain model. These companies generally provide us with reliable supply, market trend visibility, and shorter lead-times for raw materials central to our manufactured products, including gallium, gallium alloys, indium phosphide poly-crystal, arsenic, germanium, germanium dioxide, high purity arsenic, pBN and boron oxide. We believe that these raw material companies have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, arsenic and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

Sales and Marketing

We sell our substrate products directly to customers through our direct salesforce in the United States, China and Europe. We also use independent sales representatives and distributors in Japan, Taiwan, Korea and other areas. Our direct salesforce is knowledgeable in the use of compound and single-element substrates. Specialty material wafers are scientifically complicated. Our application engineers must work closely with customers during all stages of our wafer substrate manufacturing process, from developing the precise composition of the wafer substrate through manufacturing and processing the wafer substrate to the customer’s specifications. We believe that maintaining a close relationship with customers and providing them with engineering support improves customer satisfaction and provides us with a competitive advantage in selling. A significant percentage of the members of our technical sales support team who frequently engage with customers have PhDs in physics or materials science.

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 90% of our revenue during each of 2020, 2019 and

2018. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe. We occasionally receive small orders from customers located in Israel and Russia.

Our raw material companies sell specialty raw materials including 4N, 5N, 6N, 7N and 8N gallium, boron oxide, germanium, arsenic, germanium dioxide, pyrolytic boron nitride crucibles used in crystal growth, parts for MBE and parts used in manufacturing OLED rings. Each raw material company has its own separate sales force and sells directly to its own customers in addition to selling raw materials to us.

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

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $7.1 million in 2020, compared with $5.8 million in 2019 and $5.9 million in 2018. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

Competition

The semiconductor substrate industry is characterized by narrow technological boundaries, price erosion and generally intense competition. Certain wafer substrates, such as low-quality wafer substrates for consumer products using LED lighting, compete almost entirely on price. Other products, such as InP and low EPD GaAs wafers, have fewer competitors and quality is a key competitive factor in addition to price. We face actual and potential competition from a number of established companies who have the advantages of greater name recognition and more established relationships in the industry. In some cases, our competitors have substantially greater financial, technical and marketing resources as they are divisions of much larger companies. They may utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, and devote greater resources to the marketing and sale of their products. We believe a critical factor in our business is the level of technical support we provide to the customer or prospective customer and we attempt to counter possible advantages of name recognition or size with superior technical support through our team of technical sales support professionals, the majority of whom hold PhDs in physics or materials science.

We believe that the primary competitive factors in the markets in which our substrate products compete are:

●	quality;
●	price;
●	customer technical support;
●	performance;
●	meeting customer specifications; and
●	manufacturing capacity.

Our ability to compete in target markets also depends on factors such as:

●	the timing and success of the development and introduction of new products, including larger diameter wafers, and product features by us and our competitors;
●	the availability of adequate sources of raw materials;
●	protection of our proprietary methods, systems and processes;
●	protection of our products and processes by effective use of intellectual property laws; and
●	general economic conditions, which impact end markets using substrates.

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

Because of our vertically integrated, sophisticated supply chain, we believe we are the only compound semiconductor substrate supplier to offer a broad suite of raw materials. We believe this gives us a unique competitive advantage because we have greater control and stability over many of our needed materials. Further, we believe we have some advantage in manufacturing costs. In the event of a significant increase in demand we believe our raw materials supply chain strategy and our ability to rapidly increase capacity can provide us some advantage.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 56 patents related to our VGF products and processes; 34 in China, nine in the United States, seven in Japan, two in Taiwan, two in the European Union, one in Canada and one in South Korea. Patents normally have a protected life of 20 years from their filing dates. Our patents have expiration dates ranging from 2021 to 2037.  In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We currently have five patent applications pending, including three in China, one in the United States and one in Europe. Furthermore, in aggregate, our consolidated raw material companies have been issued 61 patents in China, including 42 patents issued to BoYu and 19 patents issued to JinMei.

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

Human Capital

As of December 31, 2020, AXT and Tongmei had 784 employees, which consisted of 27 employees in our headquarters in Fremont, California, one sales professional in France and 756 employees in our factories in China. In addition, our two consolidated raw material companies had, in total, 290 employees. In aggregate, we and our consolidated raw material companies had 1,074 employees, of whom 882 were principally engaged in manufacturing, 112 in sales and administration and 80 in research and development. Of these 1,074 employees, 27 were located in the United States, one in France and 1,046 in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2020, 881 employees in China, including employees of our two consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

Geographical Information

Please see Note 14 of our Notes to Consolidated Financial Statements for information regarding our foreign operations, and see “Risks related to international aspects of our business” under Item 1A. Risk Factors for further information on risks attendant to our foreign operations and dependence.

Available Information

Our principal executive offices are located at 4281 Technology Drive, Fremont, CA 94538, and our main telephone number at this address is (510) 438-4700. Our Internet website address is www.axt.com. Our website address is given solely for informational purposes; we do not intend, by this reference, that our website should be deemed to be part of this Annual Report on Form 10-K or to incorporate the information available at our website address into this Annual Report on Form 10-K.

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available free of charge through our Internet website as soon as reasonably practicable after we have electronically filed such material with the SEC. These reports can also be obtained from the SEC’s Internet website at www.sec.gov.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	General Risk Factors;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.

I.	Summary Risk Factors
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	Our gross margin has fluctuated historically and may decline due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if Tongmei fails to achieve the IPO on or before December 31, 2022. This could result in disgorging the cash that we raised from the investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our income statement. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.

II.	General Risk Factors

Silicon substrates (wafers) are significantly lower in cost compared to substrates made from specialty materials, such as those that we produce, and new silicon-based technologies could enable silicon-based substrates to replace specialty material-based substrates for certain applications.

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

COVID-19 or other contagious diseases may affect our business operations and financial performance.

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in China, the Chinese government may require companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. If COVID-19 vaccines are not widely available, our business operations may be affected negatively. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this was the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

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

An example where yield is of special concern is for our six-inch semi-conducting gallium arsenide substrates, which can be used for manufacturing opto-electronic devices in cell phones, enabling 3-D sensing. This application requires very low defect densities, also called etch pit densities, or EPD, and our yields will be lower than the yields achieved for the same substrate when it will be used in other applications. If we are unable to achieve the targeted quantity of low defect density substrates, then our manufacturing costs would increase and our gross margins would be negatively impacted.

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

Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.

The Chinese government has imposed, and may impose in the future, manufacturing restrictions and regulations that require us to move part of our manufacturing operations to a different location or temporarily cease or limit manufacturing. Such relocation, or other restrictions on manufacturing, could materially and adversely impact our results of operations and our financial condition.

The Beijing city government is moving its offices to the Tongzhou district where our original manufacturing facility is currently located. The city government is in the process of moving thousands of government employees into this area. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area.

Although the relocation is largely completed and we are in volume production at the new sites, unforeseen manufacturing issues at the new sites could still occur. Problems could occur as we add capacity or comply with strict guidelines as customers perform their qualifications. All of this will require us to continue to diligently address the many details that arise at both of the new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. On February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were required to seek additional permits.

Additional customers may require that they re-qualify our gallium arsenide wafer substrates or our new sites as a result of relocating our gallium arsenide manufacturing lines.

Although some of our largest customers have qualified our new sites there may still be some who will decide to go through the qualification process. If we fail to meet the product qualification requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

Global economic and political conditions, including trade tariffs and restrictions, may have a negative impact on our business and financial results.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the years 2020 and 2019 we paid approximately $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

The economic and political conditions between China and the United States, in our view, create an unstable business environment. The United States has restricted access by certain Chinese technology companies to items produced domestically and abroad from U.S. technology and software, which may impact our ability to grow our revenue. Trade restrictions against China have resulted in a greater determination within China to be self-sufficient and produce more goods domestically. Government agencies in China may be encouraging and supporting the founding of new companies, the addition of new products in existing companies and more vertical integration within companies. In 2019 these factors resulted in lower revenue from sales of our wafer substrates in China.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in recent years, and negatively impacted our financial results. In 2020, the companies accounted for under the equity method of accounting contributed a gain of $0.1 million to our consolidated financial statements. In 2019 and 2018, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million and $1.1 million, respectively, to our consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our raw material companies cannot reduce their production costs, then the reduced average selling prices of the raw materials will have a continuing adverse impact on our revenue, gross margins and net profit.

Problems incurred in our raw material companies or our investment partners could result in a material adverse impact on our financial condition or results of operations.

We have invested in raw material companies in China that produce materials, including 99.99% pure gallium (4N Ga), high purity gallium (6N and 7N Ga), arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We purchase a portion of the materials produced by these companies for our use and they sell the remainder of their production to third parties. We consolidate the companies in which we have a majority or controlling financial interest and employ equity accounting for the companies in which we have a smaller ownership interest. Several of these companies occupy space within larger facilities owned and/or operated by one of the other investment partners. Several of these partners are engaged in other manufacturing activities at or near the same facility. In some facilities, we share access to certain functions, including water, hazardous waste treatment or air quality treatment. If a partner in any of these ventures experiences problems with its operations, or deliberately withholds or disrupts services, disruptions in the operations of our companies could occur, having a material adverse effect on the financial condition and results of operation in these companies, and correspondingly on our financial condition or results of operations. For example, since gallium is a by-product of aluminum, our raw gallium company in China, which is housed in and receives services from an affiliated aluminum plant, could generate lower production and shipments of gallium as a result of reduced services provided by the aluminum plant. Accordingly, in order to meet customer supply obligations, our supply chain may have to source materials from another independent third-party supplier, resulting in higher costs and reduced gross margin.

The China central government has become increasingly concerned about environmental hazards. Air pollution is a well-known problem in Beijing and other parts of China. In days of severe air pollution, the government has ordered manufacturing companies to stop all production. The central government is also tightening control over hazardous chemicals and other hazardous elements such as arsenic, which is produced by two of our raw material companies. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. Regular use in the normal course of business of hazardous chemicals or hazardous elements or a company’s failure to meet the ever-tightening standards for control of hazardous chemicals or hazardous elements could result in orders to shut down permanently, fines or other severe measures. Any such orders directed at one of our raw material companies could result in impairment charges if the company is forced to close its business, cease operations or incurs fines or operating losses, which would have a material adverse effect on our financial results. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value.

Further, some of our raw material companies share facilities with our raw material investment partners. If either company is deemed to have violated applicable laws, rules or regulations governing the use, storage, discharge or disposal of hazardous chemicals, their operations could be adversely affected and we could be subject to substantial liability for clean-up efforts, personal injury, fines or suspension or termination of operations. Employees working for these companies could bring litigation against us even though we are not directly controlling those operations. While we would expect to defend ourselves vigorously in any litigation that is brought against us, litigation is inherently uncertain and it is possible that our business, financial condition, results of operations or cash flows could be affected. Even if we are not deemed responsible for the actions of the raw material companies or investment partners, litigation could be costly, time consuming to defend and divert management attention; in addition, if we are deemed to be the most financially viable of the partners, plaintiffs may decide to pursue us for damages.

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

Like most technology companies, we could be targeted in cyber-attacks. We face a risk that experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential and proprietary information, potentially without being detected. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our information technology infrastructure and demand a ransom payment. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution, accounting or other critical functions.

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

We may not be able to identify or form additional complementary raw material joint ventures.

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

III.          Risks Related to International Aspects of Our Business

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

All of our wafer substrates are manufactured in China and in the years 2020 and 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2020 and 2019 we paid approximately $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The spread of COVID-19 has affected our business operations and financial performance.

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. If there is a renewed surge of the COVID-19 pandemic in China, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

Approximately 90% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

All of our manufacturing facilities and most of our suppliers are also located outside the United States. Managing our overseas operations presents challenges, including periodic regional economic downturns, trade balance issues, threats of trade wars, varying business conditions and demands, political instability, variations in enforcement of intellectual property and contract rights in different jurisdictions, differences in the ability to develop relationships with suppliers and other local businesses, changes in U.S. and international laws and regulations, including U.S. export restrictions, fluctuations in interest and currency exchange rates, the ability to provide sufficient levels of technical support in different locations, cultural differences and perceptions of U.S. companies, shipping delays and terrorist acts or acts of war, natural disasters and epidemics or pandemics, such as COVID-19, among other risks. Many of these challenges are present in China, which represents a large potential market for semiconductor devices. Global uncertainties with respect to: (i) economic growth rates in various countries; (ii) sustainability of demand for electronic products; (iii) capital spending by semiconductor manufacturers; (iv) price weakness for certain semiconductor devices; (v) changing and tightening environmental regulations; (vi) political instability in regions where we have operations and (vii) trade wars may also affect our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that materially impact our statement of operations. For example, in 2020 we incurred a loss of $411,000.

The functional currency of our companies in China is the Chinese renminbi, the local currency. We can incur foreign exchange gains or losses when we pay dollars to one of our China-based companies or a third-party supplier in China. Similarly, if a company in China pays renminbi into one of our bank accounts transacting in dollars the renminbi will be converted to dollars and we can incur a foreign exchange gain or loss. Hedging renminbi will be considered in the future but it is complicated by the number of companies involved, the diversity of transactions and restrictions imposed by the banking system in China.

Sales to Japanese customers are denominated in Japanese yen. This subjects us to fluctuations in the exchange rates between the U.S. dollar and the Japanese yen and can result in foreign exchange gains and losses. This has been problematic in the past and, therefore, we instituted a foreign currency hedging program dealing with yen which has mitigated the problem.

Joint venture raw material companies in China bring certain risks.

Since our consolidated subsidiaries and all of our joint venture raw material companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

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

Uncertainty regarding the United States’ foreign policy, particularly with regards to China, could disrupt our business.

We manufacture our substrates in China and, in 2020, approximately 90% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

Our financial performance may be affected by changes in China’s political, social, regulatory or economic environments. The role of the Chinese central and local governments in the Chinese economy is significant. The Beijing municipal government’s decision to move to the Tongzhou district, the original location of our manufacturing company, resulted in the city instructing virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to move our gallium arsenide manufacturing line out of the area. Chinese policies toward hazardous materials, including arsenic, environmental controls, air pollution, economic liberalization, laws and policies affecting technology companies, foreign investment, currency exchange rates, taxation structure and other matters could change, resulting in greater restrictions on our ability to do business and operate our manufacturing facilities in China. We have observed a growing fluidity and tightening of regulations concerning hazardous materials, other environmental controls and air pollution. The Chinese government could revoke, terminate or suspend our operating licenses for reasons related to environmental control over the use of hazardous materials, air pollution, labor complaints, national security and similar reasons without compensation to us. Further, the central government encourages employees to report to the appropriate regulatory agencies possible safety or environmental violations, but there may not be actual violations. In days of severe air pollution the government has ordered manufacturing companies to stop all production. For example, in the first quarter of 2018, from February 27 to March 31, over 300 manufacturing companies, including us, were again intermittently shut down by the local government for a total of ten days due to severe air pollution. Our shipments were delayed and our revenue for the quarter was negatively impacted. We expect that mandatory factory shutdowns will occur in the future. Any failure on our part to comply with governmental regulations could result in the loss of our ability to manufacture our products. Further, any imposition of surcharges or any increase in Chinese tax rates or reduction or elimination of Chinese tax benefits could hurt our financial results.

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

In the past, China has faced power shortages resulting in power demand outstripping supply in peak periods. Instability in electrical supply has caused sporadic outages among residential and commercial consumers causing the Chinese government to implement tough measures to ease the energy shortage. If further problems with power shortages occur in the future, we may be required to make temporary closures of our operations or of our subsidiary and joint venture raw material companies. We may be unable to manufacture our products and would then be unable to meet customer orders except from finished goods inventory on hand. As a result, our revenue could be adversely impacted, and our relationships with our customers could suffer, impacting our ability to generate future revenue. In addition, if power is shut off at any of our facilities at any time, either voluntarily or as a result of unplanned brownouts, during certain phases of our manufacturing process including our crystal growth phase, the work in process may be ruined and rendered unusable, causing us to incur costs that will not be covered by revenue, and negatively impacting our cost of revenue and gross margins.

VI.         Risks Related to Our Financial Results and Capital Structure

We may utilize our cash balances for relocating manufacturing lines, adding capacity, acquiring state-of-the-art equipment or offsetting a business downturn resulting in the decline of our existing cash and if we need additional capital, funds may not be available on acceptable terms, or at all.

Our liquidity is affected by many factors including among others, the relocation of our gallium arsenide manufacturing lines, the expansion of our capacity to meet market demand, the acquisition of state-of-the-art equipment, other capital expenditures, operating activities, the effect of exchange rate changes and other factors related to the uncertainties of the industry and global economies. Such matters could draw down our cash reserves, which could adversely affect our financial condition, require us to incur debt, reduce our value and possibly impinge our ability to raise debt and equity funding in the future, at a time when we might need to raise additional cash or elect to raise additional cash. Accordingly, there can be no assurance that events will not require us to seek additional capital or, if required, that such capital would be available on terms acceptable to us, if at all.

The terms of the private equity raised in China as a first step toward an IPO on the STAR Market grant each Investor a right of redemption if Tongmei fails to achieve its IPO.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the CSRC. Tongmei currently plans to submit its formal application to the CSRC in the third quarter of 2021. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $57.0 million. We have utilized all state net operating losses, primarily in the state of California, as of December 31, 2020. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

V.         Risks Related to Our Intellectual Property

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

VI.           Risks Related to Compliance, Environmental Regulations and Other Legal Matters

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

In addition, from time to time, the Chinese government issues new regulations, which may require additional actions on our part to comply. For example on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were required to seek additional permits.

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

We rely on certain manual processes for data collection and information processing, as do our joint venture raw material companies. If we fail to manage these procedures properly or fail to effectively manage a transition from manual processes to automated processes, our systems and controls may be disrupted. To manage our business effectively, we may need to implement additional management information systems, further develop our operating, administrative, financial and accounting systems and controls, add experienced senior level managers, and maintain close coordination among our executive, engineering, accounting, marketing, sales and operations organizations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of March 12, 2021 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2023
Beijing, China	256,000	Production and Administration	Owned by AXT / Tongmei
DingXing, China	236,000	Production	Owned by AXT / Tongmei
Kazuo, China	350,000	Production	Owned by AXT / Tongmei
Nanjing, China	1,250	Administration	Operating lease by Nanjing JinMei Gallium Co. Ltd., expires May 2021.*
Kazuo, China	71,000	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Beijing, China	5,000	Production and Administration	Operating leases by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., expire on various dates until June 2021.*
Tianjin, China	145,000	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., *
Kazuo, China	191,000	Production	Owned by ChaoYang JinMei Gallium Ltd.,*

*	Raw material companies consolidated in our consolidated financial statements.

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

	High	Low
2020
First Quarter	$4.92	$1.85
Second Quarter	$5.99	$2.76
Third Quarter	$6.42	$4.42
Fourth Quarter	$11.65	$5.44
2019
First Quarter	$4.68	$3.70
Second Quarter	$6.14	$3.55
Third Quarter	$4.47	$3.24
Fourth Quarter	$4.20	$2.72

As of March 4, 2021, there were 170 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2020 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2020, 2019 and 2018 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2020 or 2019 under this program. As of December 31, 2020 and 2019, approximately $2.7 million remained available for future repurchases under this program, respectively.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2015 and ending December 31, 2020.

	12/15	12/16	12/17	12/18	12/19	12/20
AXT, Inc.	100	193.55	350.81	175.40	175.40	385.89
NASDAQ Composite	100	108.87	141.13	137.12	187.44	271.64
NASDAQ Electronic Components	100	121.48	146.21	119.92	178.71	252.83

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

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share data)
Statements of Operations Data:
Revenue	$95,361	$83,256	$102,397	$98,673	$81,349
Cost of revenue	65,086	58,431	65,350	64,198	54,968
Gross profit	30,275	24,825	37,047	34,475	26,381
Operating expenses:
Selling, general and administrative	19,200	19,305	19,003	17,009	13,880
Research and development	7,135	5,834	5,897	4,827	5,850
Restructuring charge	—	—	—	—	226
Total operating expenses	26,335	25,139	24,900	21,836	19,956
Income (loss) from operations	3,940	(314)	12,147	12,639	6,425
Interest income (expense), net	(179)	217	528	461	409
Equity in income (loss) of unconsolidated joint ventures	111	(1,876)	(1,080)	(1,694)	(1,995)
Other income (expense), net	3,200	947	352	(553)	860
Income (loss) before provision for income taxes	7,072	(1,026)	11,947	10,853	5,699
Provision for income taxes	2,031	562	938	792	733
Net income (loss)	5,041	(1,588)	11,009	10,061	4,966
Less: Net (income) loss attributable to noncontrolling interests	(1,803)	(1,012)	(1,355)	87	670
Net income (loss) attributable to AXT, Inc.	$3,238	$(2,600)	$9,654	$10,148	$5,636
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.07)	$0.24	$0.27	$0.17
Diluted	$0.07	$(0.07)	$0.24	$0.26	$0.17
Shares used in per share calculations:
Basic	40,152	39,487	39,049	37,444	32,139
Diluted	41,025	39,487	40,265	38,966	32,894

	December 31,
	2020	2019	2018	2017	2016

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$72,602	$26,892	$16,526	$44,352	$36,152
Investments	5,966	9,427	22,846	32,608	17,571
Working capital	125,443	85,679	99,831	117,927	91,335
Total assets	298,862	223,349	223,524	211,200	154,246
Current liabilities	39,075	27,526	28,709	22,594	15,951
Stockholders’ equity	207,969	192,762	194,532	188,317	137,390

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

Revenue Recognition and Sales Returns

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including high purity gallium (6N and 7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2020 and 2019, our accounts receivable, net balance was $24.6 million and $19.0 million, respectively, which was net of an allowance for doubtful accounts of $217,000 and $34,000 as of December 31, 2020 and 2019, respectively. During 2020, we increased the allowance for doubtful accounts by $183,000 due to the poor financial condition of a few customers. During 2019, the allowance for doubtful accounts decreased by $324,000 primarily due to the deconsolidation of Beijing JiYa Semiconductor Material Co., Ltd. (“JiYa”) as of March 11, 2019. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2020 and 2019, accrued product warranties totaled $609,000 and $387,000, respectively. The increase in accrued product warranties is primarily attributable to four customers who claimed certain wafers did not meet their specifications. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2020 and 2019, we had an inventory reserve of $17.7 million and $16.4 million, respectively, for excess and obsolete inventory and $162,000 and $91,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt securities as available-for-sale debt securities in accordance with ASC Topic 320, Investments—Debt Securities. All available-for-sale debt securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the debt securities for a period of time sufficient to allow for any anticipated recovery in market value. We also review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns to identify and evaluate whether an allowance for expected credit losses or impairment would be necessary.

We also invest in equity instruments of privately-held raw material companies in China for business and strategic purposes. Investments in our unconsolidated joint venture raw material companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of the subsidiary’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the subsidiary, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value.

For the years ended December 31, 2020 and 2018, we had no impairment charges. For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2020 and 2019, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2020 and 2019.

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

Change in Accounting Estimate – Useful Life of Equipment and Facilities

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with U.S. GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the year ended December 31, 2020 by approximately $1.4 million and increased our basic and diluted net income per share by approximately $0.03, respectively, as a result of lower depreciation expense.

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary VGF technology for producing high-performance compound semiconductor substrates or wafers. We have one operating segment and two product lines: specialty material substrates and raw materials used to make such substrates or other related products. We recorded our first substrate sales in 1990 and our substrate products currently include indium phosphide (InP), gallium arsenide (GaAs) and germanium (Ge) substrates used to produce semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. We also sell raw materials through our participation in majority- and minority-owned subsidiaries and joint ventures.

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

Our annual revenue increased in 2020 from $83.3 million in 2019 to $95.4 million in 2020. This was an increase of 14.5%. Our revenue decreased in 2019 by 18.7% to $83.3 million. For the years ended in 2018, 2017 and 2016 our revenue grew each year. Our revenue increased in 2018 by 4% to $102.4 million, in 2017 by 21% to $98.7 million and in 2016 by 5% to $81.3 million. In 2020, our gross margin increased from 29.8% in 2019 to 31.7% in 2020. Our gross margin declined in 2019 to 29.8% of total revenue from 36.2% of total revenue in 2018. For the years ended December 31, 2018, 2017 and 2016 our gross margin grew each year. Gross margins improved to 36.2% of total revenue in 2018 from 34.9% of total revenue in 2017 and from 32.4% of total revenue in 2016. During the four years from 2012 to 2015 our revenue declined, primarily as a result of the adoption of an alternative technology, Silicon on Insulator (“SOI”), which entered the market in 2011. SOI enabled the RF switching chip in cell phones to function satisfactorily at a reduced cost. Before 2011, silicon did not perform adequately in this function due to power consumption, heat and speed issues.

In 2014, our revenue from InP began to grow and, in 2014 and 2015, the InP annual growth rate exceeded 50% year on year. This mitigated the reduction in revenue from gallium arsenide and enabled us to return to annual growth in 2016. During this period, we believe our GaAs wafer business stabilized and our manufacturing yields improved. Our outlook for GaAs wafer substrates today is positive, as it is for InP and Ge substrates. The underlying end markets needing our wafer substrates are growing. For example, InP wafer substrates are used for silicon photonics/data centers, passive optical networks and, more recently, 5G. GaAs wafer substrates are used in LED lighting, industrial lasers and cell phones. We are continuing to improve our six-inch low defect density or low EPD GaAs substrates that are required for 3D-sensing using VCSELs. We believe the relocation of our GaAs manufacturing line enables us to add capacity quickly for GaAs and InP in the future if market demands so require.

Revenue

	Years Ended Dec. 31			2019 to 2020		2018 to 2019
				Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$75,587	$67,849	$81,008	$7,738	11.4%	$(13,159)	(16.2)%
Raw materials and other	19,774	15,407	21,389	4,367	28.3%	(5,982)	(28.0)%
Total revenue	$95,361	$83,256	$102,397	$12,105	14.5%	$(19,141)	(18.7)%

Revenue increased $12.1 million, or 14.5% in 2020 from $83.3 million in 2019. The $7.7 million increase in wafer substrate sales was the result of stronger GaAs demand in LED sensors used in the automobile industry and the industrial sensor market. In addition, GaAs sales into wireless applications increased. Revenue from InP sales also increased. The InP revenue increase was driven by 5G infrastructure and data center upgrades (silicon photonics). Revenue from Ge wafer substrates increased, primarily as a result of higher demand from our customers in China. The $4.4 million raw materials revenue increase as compared to the same period in 2019 was primarily the result of increased shipments of purified gallium due to stronger market demand and higher demand for pBN crucibles and OLED manufacturing tools using pBN sold by our consolidated subsidiaries.

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

Revenue by Geographic Region

	Year Ended Dec. 31,			2019 to 2020		2018 to 2019
				Increase		Increase

				Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
China	$35,150	$26,796	$31,492	$8,354	31.2%	$(4,696)	(14.9)%
% of total revenue	37%	32%	31%
Taiwan	16,485	16,204	20,078	281	1.7%	(3,874)	(19.3)%
% of total revenue	17%	19%	20%
Japan	7,624	6,258	10,305	1,366	21.8%	(4,047)	(39.3)%
% of total revenue	8%	8%	10%
Asia Pacific (excluding China, Taiwan and Japan)	5,458	7,592	8,488	(2,134)	(28.1)%	(896)	(10.6)%
% of total revenue	6%	9%	8%
Europe (primarily Germany)	19,673	18,178	22,013	1,495	8.2%	(3,835)	(17.4)%
% of total revenue	21%	22%	21%
North America (primarily the United States)	10,971	8,228	10,021	2,743	33.3%	(1,793)	(17.9)%
% of total revenue	11%	10%	10%
Total revenue	$95,361	$83,256	$102,397	$12,105	14.5%	$(19,141)	(18.7)%

Sales to customers located outside of North America represented approximately 90% of our revenue during 2020, 2019 and 2018, respectively.

Revenue from customers in China increased in 2020 by 31.2%, primarily due to higher demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from GaAs wafer substrates increased. Revenue from customers in Taiwan increased in 2020 by 1.7%, primarily due to an increase in demand for wireless applications using GaAs wafer substrates, partially offset by a decline in InP revenue in Taiwan that was transferred to North America. Revenue from customers in Japan increased in 2020 by 21.8% as a result of increased demand for InP wafer substrates and GaAs used in wireless applications, partially offset by lower demand for pBN crucibles sold by our consolidated subsidiary. Revenue from customers in Asia Pacific decreased by 28.1% as a result of lower demand for pBN crucibles sold by our consolidated subsidiaries. Revenue from customers in Europe increased in 2020 by 8.2%, primarily due to pBN crucibles sold by our consolidated subsidiary and Ge wafer substrates. Revenue from customers in North America increased by 33.3% primarily due to increased demand for our InP wafer substrates partially offset by lower demand for wireless applications using our GaAs wafer substrates.

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

Gross Margin

				2019 to 2020		2018 to 2019
	Year Ended Dec. 31,			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Gross profit	$30,275	$24,825	$37,047	$5,450	22.0%	$(12,222)	(33.0)%
Gross Margin %	31.7%	29.8%	36.2%

Gross profit increased $5.5 million in 2020 as compared to 2019. Gross margin in 2020 was 31.7% as compared to 29.8% in 2019. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Gross profit decreased $12.2 million in 2019 as compared to 2018. Gross margin in 2019 was 29.8% as compared to 36.2% in 2018. The decrease in gross profit is attributed to the lower sales volume in 2019 as compared to 2018. In addition our manufacturing costs did not drop commensurately, particularly in GaAs.

Selling, General and Administrative Expenses

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$19,200	$19,305	$19,003	$(105)	(0.5)%	$302	1.6%
% of total revenue	20.1%	23.2%	18.6%

Selling, general and administrative expenses decreased $0.1 million, or 0.5%, to $19.2 million for 2020 compared to $19.3 million for 2019. The lower selling, general and administrative expenses were primarily from lower travel-related expenses driven by the COVID-19 pandemic, reimbursement of certain expenses from the local government in China for relocating our manufacturing line to its province, lower license, tax and registration related expenses and lower professional service-related expenses partially offset by higher personnel-related expenses and increase in our bad debt expenses due to the poor financial condition of a few customers as a result of the COVID-19 pandemic.

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

Research and Development Expenses

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Research and development	$7,135	$5,834	$5,897	$1,301	22.3%	$(63)	(1.1)%
% of total revenue	7.5%	7.0%	5.8%

Research and development expenses increased $1.3 million, or 22.3%, to $7.1 million in 2020 from $5.8 million in 2019. The increase in research and development expenses in 2020 was primarily due to higher development expenses of new features for certain of our GaAs and InP wafer substrates, product testing and personnel-related expenses.

Research and development expenses decreased $0.1 million, or 1.1%, to $5.8 million in 2019 from $5.9 million in 2018. The decrease in research and development expenses in 2019 was primarily due to lower personnel-related expenses in one of our consolidated subsidiaries which was partially offset by higher personnel-related expenses in North America.

Interest Income (Expense), Net

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Interest income (expense), net	$(179)	$217	$528	$(396)	(182.5)%	$(311)	(58.9)%
% of total revenue	(0.2)%	0.3%	0.5%

Interest income (expense), net decreased in 2020 as compared to the same period in 2019, primarily due to lower investment balances in 2020 and increased borrowings in 2020. Interest income, net decreased in 2019 as compared to the same period in 2018, primarily due to lower investment balances in 2019.

Equity in Income (Loss) of Unconsolidated Joint Venture Companies

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$111	$(1,876)	$(1,080)	$1,987	105.9%	$(796)	(73.7)%
% of total revenue	0.1%	(2.3)%	(1.1)%

Equity in income (loss) of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income (loss) of unconsolidated joint ventures increased $2.0 million to an income of $0.1 million in 2020 from a loss of $1.9 million in 2019 as our unconsolidated joint ventures reported better performance in 2020 as compared to 2019. The loss in 2019 includes an impairment charge of $1.1 million from the germanium mining company in our raw material supply chain.

Equity in income (loss) of unconsolidated joint ventures decreased $0.8 million to a loss of $1.9 million in 2019 from a loss of $1.1 million in 2018 as our unconsolidated joint ventures reported worse performance in 2019 as compared to 2018. The loss in 2019 includes an impairment charge of $1.1 million from the germanium mining company in our raw material supply chain. Further, there were no impairment charges in 2018.

Other Income, Net

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Other income, net	$3,200	$947	$352	$2,253	237.9%	$595	169.0%
% of total revenue	3.4%	1.1%	0.3%

Other income, net increased $2.3 million to an income of $3.2 million for 2020 as compared to an income of $0.9 million in 2019, primarily due to compensation received from the China government by three of our consolidated subsidiaries for relocating their facilities outside of Nanjing.

Other income, net increased $0.6 million to an income of $0.9 million for 2019 as compared to an income of $0.4 million in 2018, primarily due to compensation received from the China government by one of our consolidated subsidiaries for relocating their facility outside of Nanjing. In addition, our Beijing facility received an economic stimulus grant.

Provision for Income Taxes

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$2,031	$562	$938	$1,469	261.4%	$(376)	(40.1)%
% of total revenue	2.1%	0.7%	0.9%

Provision for income taxes for 2020 and 2019 were $2.0 million and $0.6 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $19.8 million for the years 2020, 2019 and 2018.

Net Income Attributable to Noncontrolling Interests

				2019 to 2020		2018 to 2019
	Years Ended Dec. 31			Increase		Increase
	2020	2019	2018	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Net income attributable to noncontrolling interests	$1,803	$1,012	$1,355	$791	78.2%	$(343)	(25.3)%
% of total revenue	1.9%	1.2%	1.3%

The increase in noncontrolling interests’ share of income for 2020 as compared to 2019 was due to higher profitability from one of our consolidated subsidiaries in China.

The decrease in noncontrolling interests’ share of income for 2019 as compared to 2018 was due to lower profitability from one of our consolidated subsidiaries in China.

Liquidity and Capital Resources

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Net cash provided by (used in):
Operating activities	$5,865	$12,658	$3,218
Investing activities	(16,422)	(8,328)	(30,827)
Financing activities	52,662	6,186	213
Effect of exchange rate changes	3,605	(150)	(430)
Net change in cash and cash equivalents	45,710	10,366	(27,826)
Cash and cash equivalents—beginning year	26,892	16,526	44,352
Cash and cash equivalents—end of year	72,602	26,892	16,526
Short and long-term investments—end of year	5,966	9,427	22,846
Total cash, cash equivalents and short-term and long-term investments	$78,568	$36,319	$39,372

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2020, we and our consolidated joint ventures held approximately $60.5 million in cash and investments in foreign bank accounts. This consists of $55.5 million held by our consolidated wafer substrate subsidiaries in China and $5.0 million held by our two consolidated raw material subsidiaries in China.

Total cash and cash equivalents, short-term and long-term investments increased by $42.2 million in 2020. As of December 31, 2020, our principal source of liquidity was $78.6 million, which consisted of cash and cash equivalents of $72.6 million and short-term and long-term investments of $6.0 million. In 2020, cash and cash equivalents increased by $45.7 million and short-term and long-term investments decreased by $3.5 million. The increase in cash and cash equivalents of $45.7 million in 2020 was primarily due to net cash provided by financing activities of $52.7 million, operating activities of $5.9 million and the effect of exchange rate changes of $3.6 million and partially offset by net cash used in investing activities of $16.4 million.

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

Net cash provided by operating activities of $5.9 million for 2020 was primarily comprised of our net income of $5.0 million, an adjustment of non-cash items of depreciation and amortization of $4.3 million, stock-based compensation of $2.6 million, provision for doubtful accounts of $0.2 million, loss on disposal of equipment of $0.1 million, offset in part by our net change in operating assets and liabilities of $6.3 million and gain on equity method investments of $0.1 million. The $6.3 million net change in operating assets and liabilities primarily resulted from a $6.7 million increase in prepaid expenses and other current assets, a $5.3 million increase in accounts receivable a $0.9 million increase in inventories and a $0.1 million increase in other assets offset in part by a $2.3 million decrease in accounts payable, a $1.9 million decrease in other long-term liabilities, including royalties and a $2.6 million decrease in accrued liabilities.

Net cash provided by operating activities of $12.7 million for 2019 was primarily comprised of an adjustment of non-cash items of depreciation and amortization of $5.5 million, stock-based compensation of $2.3 million, impairment charge on equity investee of $1.1 million, loss on equity method investments of $1.0 million, return on equity method investments of $0.4 million, loss on disposal of equipment of $0.1 million, net change in operating assets and liabilities of $4.0 million offset in part by our net loss of $1.6 million and gain from deconsolidation of a subsidiary of $0.2 million. The $4.0 million net change in operating assets and liabilities primarily resulted from a $8.9 million decrease in inventories, a $2.9 million decrease in prepaid expenses and other current assets, a $0.4 million decrease in accounts receivable, a $0.1 million increase in other long-term liabilities, including royalties, offset in part by a $4.0 million decrease in accrued liabilities, a $3.1 million decrease in accounts payable and a $1.2 million increase in other assets.

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

Net cash used in investing activities of $16.4 million for 2020 was primarily due to property, plant and equipment of $19.9 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $6.0 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $9.4 million.

Net cash used in investing activities of $8.3 million for 2019 was primarily due to property, plant and equipment of $21.8 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $8.7 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $22.2 million.

Net cash used in investing activities of $30.8 million for 2018 was primarily due to property, plant and equipment of $40.6 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $9.9 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $19.6 million and proceeds from sale of property, plant and equipment of $0.1 million.

Net cash provided by financing activities was $52.7 million for 2020 which mainly consisted of the proceeds of $47.6 million from issuance of common stock to noncontrolling interests net of issuance cost, $10.4 million from short-

term loan in China, $2.5 million from the exercise of common stock options, $0.4 million from sale of Tongmei shares to noncontrolling interests partially offset by payments on short-term loans of $6.0 million and dividends paid by joint ventures to their minority shareholders of $2.2 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2020, 2019 and 2018 under this program. As of December 31, 2020, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

As one of the first steps in the process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the CSRC. Tongmei currently plans to submit its formal application to the CSRC in the third quarter of 2021. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

We believe that we have adequate cash and investments to meet our operating needs and capital expenditures over the next twelve months. If our sales decrease, however, our ability to generate cash from operations will be adversely affected which could adversely affect our future liquidity, require us to use cash at a more rapid rate than expected, and require us to seek additional capital.

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

Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month London Inter-bank Offered Rate (“LIBOR”) for the applicable interest period plus a margin of 2.00%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expired on November 30, 2020. As of the date of this Annual Report on Form 10-K, no loans or letters of credit were outstanding under the Credit Agreement, as amended by the First Amendment.

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

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months. As of December 31, 2020, $8.9 million was included in “Bank loan” in our consolidated balance sheets.

In February 2020, our consolidated subsidiary, BoYu, entered into a credit facility with the ICBC with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of December 31, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and

BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. In December 2020, BoYu borrowed an additional $1.1 million against the credit facility. As of December 31, 2020, $1.5 million was included in “Bank loan” in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $322,000, $306,000 and $319,000 for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $266,000, $112,000 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2010, we and a competitor entered into a royalty agreement with a term of eight years, terminating December 31, 2018. We and our related companies were granted a worldwide, nonexclusive, royalty bearing, irrevocable license to certain patents for the term on the agreement. Under this agreement we could have paid up to $7.0 million in royalty payments over eight years beginning in 2011 based on future royalty bearing sales. This agreement contained a clause that allowed us to claim a credit, starting in 2013, in the event that the royalty bearing sales for the year was lower than a pre-determined amount set forth in this agreement. For the year ended December 31, 2018, royalty expense under this agreement was $565,000, which was net of a claim for credit of $10,000.

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the year ended December 31, 2020, royalty expense was $174,000.

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
			1-3	4-5	More than
Contractual Obligations	Total	Less than 1 year	years	years	5 years
Operating leases	$3,350	$599	$1,447	$569	$735
Royalty agreement	1,700	300	900	200	300
Total	$5,050	$899	$2,347	$769	$1,035

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2020, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Selected Quarterly Results of Operations

The following table sets forth unaudited quarterly results for the eight quarters ended December 31, 2020. The information for each of these quarters is unaudited but has been prepared on the same basis as the audited consolidated financial statements. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information. The operating results for any quarter are not necessarily indicative of results for any subsequent period.

	Quarters Ended
(in thousands, except	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
for per share amounts)	2020	2020	2020	2020	2019	2019	2019	2019
Revenue	$27,035	$25,469	$22,134	$20,723	$18,410	$19,841	$24,797	$20,208
Cost of revenue	17,873	16,646	15,366	15,201	14,545	14,082	16,291	13,513
Gross profit	9,162	8,823	6,768	5,522	3,865	5,759	8,506	6,695
Operating expenses:
Selling, general and administrative	5,081	4,623	4,747	4,749	5,058	4,755	4,769	4,723
Research and development	2,162	2,023	1,543	1,407	1,607	1,482	1,399	1,346
Total operating expenses	7,243	6,646	6,290	6,156	6,665	6,237	6,168	6,069
Income (loss) from operations	1,919	2,177	478	(634)	(2,800)	(478)	2,338	626
Interest income (expense), net	(41)	(70)	(39)	(29)	2	41	79	95
Equity in income (loss) of unconsolidated joint ventures	354	45	(168)	(120)	(226)	(204)	8	(1,454)
Other (expense) income, net	260	(34)	1,608	1,366	1,002	169	(90)	(134)
Income (loss) before provision for (benefit from) income taxes	2,492	2,118	1,879	583	(2,022)	(472)	2,335	(867)
Provision for (benefit from) income taxes	108	637	920	366	(214)	23	597	156
Net income (loss)	2,384	1,481	959	217	(1,808)	(495)	1,738	(1,023)
Less: Net income attributable to noncontrolling interests	(320)	(490)	(598)	(395)	(241)	(403)	(287)	(81)
Net income (loss) attributable to AXT, Inc	$2,064	$991	$361	$(178)	$(2,049)	$(898)	$1,451	$(1,104)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.05	$0.02	$0.01	$(0.01)	$(0.05)	$(0.02)	$0.04	$(0.03)
Diluted	$0.05	$0.02	$0.01	$(0.01)	$(0.05)	$(0.02)	$0.04	$(0.03)
Weighted average number of common shares outstanding:
Basic	40,678	40,152	39,973	39,812	39,636	39,514	39,447	39,352
Diluted	42,042	40,979	40,750	39,812	39,636	39,514	40,123	39,352

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019 and 2018, we recorded a foreign exchange gain of $321,000 and $165,000, respectively, during 2020 we recorded net foreign exchange loss of $411,000, included as part of other income, net in our consolidated statements of operation. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2020 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2020	Rate	Income	Income	Income
Cash and cash equivalents	$72,602	0.24%	$174	$157	$191
Investments in marketable debt	5,966	1.25%	75	68	83
			$249	$225	$274

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax, further reduced by a valuation allowance for expected credit losses, if any. Our cash, cash equivalents and short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020 and three customers accounted for 14%, 13% and 12% of our accounts receivable as of December 31, 2019.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. We own 25% of a germanium mining company. In 2019, we wrote down our investment in this company to zero resulting in an impairment charge of $1.1 million. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2020 and 2019, we did not maintain any direct investments under the cost method. Our minority investments under the equity method as of December 31, 2020 and 2019 totaled $6.4 million and $6.0 million, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

The consolidated financial statements, related notes thereto and financial statement schedules required by this item are listed and set forth beginning on page 68, and are incorporated by reference here. Supplementary financial information regarding quarterly financial information required by this item is set forth under the caption “Selected Quarterly Results of Operations” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and is incorporated by reference here.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and implemented by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 20, 2021 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

●	●

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $51.5 million as of December 31, 2020, which was net of a reserve of $17.7 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

The principal considerations for our determination that performing procedures relating to reserve for excess and obsolete inventories is a critical audit matter are the significant amount of judgment by management in developing the assumptions of the forecasted product demand, which in turn led to significant auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand. Additionally, for certain new product launches there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to management’s reserve for excess and obsolete inventories, including internal controls over the development of assumptions related to forecasted product demand. The procedures also included, among others, testing management’s process for developing the reserve for excess and obsolete inventories, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s demand forecast for reasonableness involved considering historical sales or usage by product, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2004.

San Jose, California

March 23, 2021

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$72,602	$26,892
Short-term investments	240	9,427
Accounts receivable, net of allowances of $217 and $34 as of December 31, 2020 and December 31, 2019	24,558	19,031
Inventories	51,515	49,152
Prepaid expenses and other current assets	15,603	8,703
Total current assets	164,518	113,205
Long-term investments	5,726	—
Property, plant and equipment, net	115,825	97,403
Operating lease right-of-use assets	2,683	2,938
Other assets	10,110	9,803
Total assets	$298,862	$223,349
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,669	$10,098
Accrued liabilities	15,995	11,681
Bank loan	10,411	5,747
Total current liabilities	39,075	27,526
Noncurrent operating lease liabilities	2,374	2,695
Other long-term liabilities	1,881	366
Total liabilities	43,330	30,587
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	47,563	—
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2020 and December 31, 2019 (Liquidation preference of $7,346 and $7,169 as of December 31, 2020 and December 31, 2019)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 41,967 and 40,632 shares issued and outstanding as of December 31, 2020 and December 31, 2019	42	41
Additional paid-in capital	230,381	236,957
Accumulated deficit	(44,545)	(47,783)
Accumulated other comprehensive income (loss)	3,209	(4,862)
Total AXT, Inc. stockholders’ equity	192,619	187,885
Noncontrolling interests	15,350	4,877
Total stockholders’ equity	207,969	192,762
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$298,862	$223,349

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue	$95,361	$83,256	$102,397
Cost of revenue	65,086	58,431	65,350
Gross profit	30,275	24,825	37,047
Operating expenses:
Selling, general and administrative	19,200	19,305	19,003
Research and development	7,135	5,834	5,897
Total operating expenses	26,335	25,139	24,900
Income (loss) from operations	3,940	(314)	12,147
Interest income (expense), net	(179)	217	528
Equity in income (loss) of unconsolidated joint ventures	111	(1,876)	(1,080)
Other income, net	3,200	947	352
Income (loss) before provision for income taxes	7,072	(1,026)	11,947
Provision for income taxes	2,031	562	938
Net income (loss)	5,041	(1,588)	11,009
Less: Net income attributable to noncontrolling interests	(1,803)	(1,012)	(1,355)
Net income (loss) attributable to AXT, Inc.	$3,238	$(2,600)	$9,654
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.07)	$0.24
Diluted	$0.07	$(0.07)	$0.24
Weighted-average number of common shares outstanding:
Basic	40,152	39,487	39,049
Diluted	41,025	39,487	40,265

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018

Net income (loss)	$5,041	$(1,588)	$11,009
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	8,443	(1,847)	(5,749)
Change in unrealized gain on available-for-sale debt investments, net of tax	6	81	9
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	—	(617)	—
Total other comprehensive income (loss), net of tax	8,449	(2,383)	(5,740)
Comprehensive income (loss)	13,490	(3,971)	5,269
Less: Comprehensive income attributable to noncontrolling interests	(2,181)	(1,519)	(994)
Comprehensive income (loss) attributable to AXT, Inc.	$11,309	$(5,490)	$4,275

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

January 1, 2018	883	3,532	39,413	39	231,679	(54,837)	3,407	183,820	4,497	188,317
Common stock options exercised			238	1	627			628		628
Purchase of subsidiary shares from noncontrolling interests					187			187	(1,794)	(1,607)
Restricted stock awards canceled			(10)					—		—
Stock-based compensation					1,925			1,925		1,925
Issuance of common stock in the form of restricted stock			344					—		—
Net income						9,654		9,654	1,355	11,009
Other comprehensive loss							(5,379)	(5,379)	(361)	(5,740)
Balance as of December 31, 2018	883	3,532	39,985	40	234,417	(45,183)	(1,972)	190,835	3,697	194,532
Common stock options exercised			113	1	267			268		268
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary							(1,150)	(1,150)	533	(617)
Purchase of subsidiary shares from noncontrolling interests					(74)			(74)	(339)	(413)
Restricted stock awards canceled			(20)							—
Stock-based compensation					2,346			2,346		2,346
Issuance of common stock in the form of restricted stock			554							—
Net loss						(2,600)		(2,600)	1,012	(1,588)
Other comprehensive loss							(1,740)	(1,740)	(26)	(1,766)
Balance as of December 31, 2019	883	3,532	40,632	41	236,957	(47,783)	(4,862)	187,885	4,877	192,762
Common stock options exercised			905	1	2,535			2,536		2,536
Sale of subsidiary shares to noncontrolling interests					396			396		396
Purchase of subsidiary shares from noncontrolling interests					(1,398)			(1,398)	(202)	(1,600)
Restricted stock awards canceled			(13)							—
Stock-based compensation					2,623			2,623		2,623
Issuance of common stock in the form of restricted stock			443							—
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei					(10,732)			(10,732)	10,732	—
Net dividend declared by joint ventures									(2,238)	(2,238)
Net income						3,238		3,238	1,803	5,041
Other comprehensive income							8,071	8,071	378	8,449
Balance as of December 31, 2020	883	$3,532	41,967	$42	$230,381	$(44,545)	$3,209	$192,619	$15,350	$207,969

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,041	$(1,588)	$11,009
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,333	5,531	4,871
Amortization of marketable securities premium	34	37	158
Impairment charge on equity investee	—	1,068	—
Stock-based compensation	2,623	2,346	1,925
Provision for doubtful accounts	183	—	—
(Gain) loss on disposal of equipment	50	72	(99)
Gain from deconsolidation of a subsidiary	—	(175)	—
(Gain) loss from equity method investments, net	(111)	983	1,080
Return on equity method investments	—	362	—
Changes in operating assets and liabilities:
Accounts receivable	(5,333)	441	2,819
Inventories	(916)	8,862	(14,629)
Prepaid expenses and other current assets	(6,719)	2,936	(4,600)
Other assets	(104)	(1,188)	(1,888)
Accounts payable	2,305	(3,137)	2,314
Accrued liabilities*	2,601	(4,010)	518
Other long-term liabilities, including royalties	1,878	118	(260)
Net cash provided by operating activities	5,865	12,658	3,218
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,855)	(21,792)	(40,539)
Proceeds from sale of equipment	—	—	99
Purchases of available-for-sale debt securities	(5,968)	(8,725)	(9,937)
Proceeds from sales and maturities of available-for-sale debt securities	9,401	22,189	19,550
Net cash used in investing activities	(16,422)	(8,328)	(30,827)
Cash flows from financing activities:
Proceeds from common stock options exercised	2,536	268	628
Proceeds from sale of previously consolidated subsidiary shares	—	366	—
Consideration paid to repurchase subsidiary shares from noncontrolling interests	—	(262)	(415)
Proceeds from short-term loan	10,401	5,814	—
Payments on short-term loan	(5,996)	—	—
Proceeds from sale of subsidiary shares to noncontrolling interests	396	—	—
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests net of issuance cost	47,563	—	—
Dividends paid by joint ventures to their minority shareholders	(2,238)	—	—
Net cash provided by (used in) financing activities	52,662	6,186	213
Effect of exchange rate changes on cash and cash equivalents	3,605	(150)	(430)
Net increase (decrease) in cash and cash equivalents	45,710	10,366	(27,826)
Cash and cash equivalents at the beginning of the year	26,892	16,526	44,352
Cash and cash equivalents at the end of the year	$72,602	$26,892	$16,526
Supplemental disclosures:
Income taxes paid, net of refunds	$1,959	$749	$1,134
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$1,439	$151	$1,192
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$(1,398)	$(74)	$187
Consideration payable in connection with construction, included in accrued liabilities	$1,457	$1,447	$2,912

* Dividend accrued but not paid by joint ventures of $0, $0 and $504 was included in accrued liabilities as of December 31, 2020, 2019 and 2018, respectively.

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2020, our substrate product group generated 79% of our revenue and raw materials product group generated 21%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

Our raw materials include purified gallium, InP based material and pBN crucibles. We use purified gallium in producing our GaAs substrates and also sell purified gallium in the open market to other companies for use in magnetic materials, high temperature thermometers and growing single crystal ingots including gallium arsenide, gallium nitride, gallium antimonite, gallium phosphide and other materials and alloys. Pyrolytic boron nitride (pBN) crucibles are used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots and epitaxial layer growth in MBE reactors. We use these pBN crucibles in our own ingot growth processes and also sell them in the open market to other companies.

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2020 and 2019, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2020 and 2019, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

Our consolidated balance sheet as of December 31, 2018, as reported, included JiYa’s assets and liabilities, after all significant inter-company accounts and transactions were eliminated. Our consolidated balance sheet as of December 31, 2020 and 2019, as reported, does not include the assets and liabilities of JiYa, since we deconsolidated JiYa as of March 11, 2019. Our consolidated statement of operations for the year 2019 includes JiYa’s results for the period through March 11, 2019.

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

During the quarter ended December 31, 2020, Tongmei entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Increase Agreements”), with several private equity investors in China.

In preparation for Tongmei’s application for a listing on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. As of December 31, 2020, Tongmei’s noncontrolling interests totaled 8.37%. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei. The reorganization does not result in any change to the consolidated financials of AXT.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2020 and 2019, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction loss for the year ended December 31, 2020 totaled $411,000. The transaction gain totaled $321,000 and $165,000 for the years ended December 31, 2019 and 2018, respectively. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)” in the consolidated statements of comprehensive income (loss), net of tax.

Revenue Recognition

We manufacture and sell high-performance compound semiconductor substrates including indium phosphide, gallium arsenide and germanium wafers, and our consolidated subsidiaries sell certain raw materials, including high purity gallium (6N and 7N Ga), pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). After we ship our products, there are no remaining obligations or customer acceptance requirements that would preclude revenue recognition. Our products are typically sold pursuant to purchase orders placed by our customers, and our terms and conditions of sale do not require customer acceptance. We account for a contract with a customer when there is a legally enforceable contract, which could be the customer’s purchase order, the rights of the parties are identified, the contract has commercial terms, and collectibility of the contract consideration is probable. The majority of our contracts have a single performance obligation to transfer products and are short term in nature, usually less than six months. Our revenue is measured based on the consideration specified in the contract with each customer in exchange for transferring products that are generally based upon a negotiated, formula, list or fixed price. Revenue is recognized when control of the promised goods is transferred to our customer, which is either upon shipment from our dock, receipt at the customer’s dock, or removal from consignment inventory at the customer’s location, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods.

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2020.

	December 31,	December 31,
	2020	2019
Contract liabilities	$(374)	$(396)
During the three and twelve months ended December 31, 2020, the Company recognized $9,000 and $251,000, respectively, of revenue that was included in the contract balances as of December 31, 2019.

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

Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. We invest primarily in money market accounts, certificates of deposit and corporate bonds. The composition and maturities are regularly monitored by management. Such deposits are in excess of the amount of the insurance provided by the federal government on such deposits. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the consolidated balance sheets.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. Two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020 and three customers accounted for 14%, 13% and 12% of our trade accounts receivable as of December 31, 2019.

One customer represented 11% of our revenue for the year ended December 31, 2020. One customer represented 15% of our revenue for the year ended December 31, 2019. One customer represented 13% of our revenue for the year ended December 31, 2018. Our top five customers, although not the same five customers for each period, represented 32% of our revenue for the year 2020 and 40% of our revenue for 2019 and 35% of our revenue for 2018, respectively.

For the year ended December 31, 2020, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the years ended December 31, 2019 and 2018, each of three third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

Cash and Cash Equivalents

We consider investments in highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of certificate of deposits. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-Term and Long-Term Investments

We classify our investments in marketable securities as available-for-sale debt securities. Short-term and long-term investments are comprised of available-for-sale marketable securities, which consist primarily of certificates of deposit and corporate bonds. These investments are reported at fair value as of the respective balance sheet dates with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. The amortized cost of securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in “Other income, net” in the consolidated statements of operations. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in “Other income, net” in the consolidated statements of operations. The cost of securities sold is based upon the specific identification method.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2020 and 2019, our accounts receivable, net balance was $24.6 million and $19.0 million, respectively, which was net of an allowance for doubtful accounts of $217,000 and $34,000 in December 31, 2020 and 2019, respectively. During 2020, the allowance for doubtful accounts increased by $183,000 due to the poor financial condition of a few customers. During 2019, the allowance for doubtful accounts decreased by $324,000 primarily due to the deconsolidation of JiYa. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2020 and 2019, the sales returns reserve (included in accrued liabilities) balance was $81,000 and $26,000, respectively. During 2020, we utilized $82,000 and reserved an additional $137,000 and during 2019, we utilized $26,000 and reserved an additional $5,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2020 and 2019, accrued product warranties totaled $609,000 and $387,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by approximately four of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventories

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories to their estimated net realizable value based upon the age and quality of the product and the projections for sale of the completed products. When a reserve is recorded, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in the new cost basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 1 to 39.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the term of the lease. We generally depreciate computer, software, office equipment, furniture and fixtures 3 to 5 years, machinery and equipment 1 to 20 years, automobiles 5 to 10 years, leasehold and building improvements over 10 years, or the lease term if shorter, and buildings over 39.5 years. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2020, 2019 and 2018.

Impairment of Investments

All available-for-sale debt securities are periodically reviewed for impairment. An investment is considered to be impaired when its fair value is less than its amortized cost basis and it is more likely than not that we will be required to sell the impaired security before recovery of its amortized cost basis. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

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

We have 25% ownership interest in a germanium materials company in China and we incurred an impairment charge during 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the years ended December 31, 2020 and 2019.

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

Stock-Based Compensation

We have employee stock option plans, which are described more fully in Note 10—"Employee Benefit Plans and Stock-based Compensation”. We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). We utilize the Black-Scholes option pricing model to estimate the grant date fair value of stock options, which requires the input of highly subjective assumptions, including estimating stock price volatility and expected term.  Stock-based compensation cost is measured at each grant date, based on the fair value of the award, and is recognized as expense and as an increase in additional paid-in capital over the requisite service period of the award.

Research and Development

Research and development costs consist primarily of salaries, including stock-based compensation expense and related personnel costs, depreciation, materials and product testing which are expensed as incurred. Tangible assets acquired for research and development purposes are capitalized if they have alternative future use.

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2020, 2019 and 2018 were insignificant.

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

Comprehensive Income (Loss)

The components of other comprehensive income (loss) include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income (loss) is presented in the consolidated statements of comprehensive income, net of tax. The balance of accumulated other comprehensive income (loss) is as follows (in thousands):

	As of December 31,
	2020	2019
Accumulated other comprehensive income (loss):
Unrealized gain ( loss) on investments, net	$3	$(3)
Cumulative translation adjustment	3,601	(4,842)
	3,604	(4,845)
Less: Cumulative translation adjustment attributable to noncontrolling interests	395	17
Accumulated other comprehensive income (loss) attributable to AXT, Inc.	$3,209	$(4,862)

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

Recent Accounting Pronouncements

Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) was issued in June 2016. Under ASU 2016-13, existing guidance on reporting credit losses for trade and other receivables and available for sale debt securities have been replaced with a new forward-looking “expected loss” model that has resulted in the earlier recognition of allowances for losses. Our adoption of ASU 2016-13 and its subsequent series of amendments during the twelve months ended December 31, 2020 using the modified retrospective transition approach did not result in a material impact on our consolidated financial statements. As part of our assessment of the adequacy of our allowances for credit losses, we consider a number of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of receivables, adequacy of our allowance for doubtful accounts and expected loss rates.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2020 and 2019, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$72,602	$—	$—	$72,602	$26,892	$—	$—	$26,892
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	72,602	—	—	72,602	26,892	—	—	26,892
Investments (available-for-sale):
Certificates of deposit [2]	2,880	5	—	2,885	2,400	2	—	2,402
Corporate bonds	3,083	—	(2)	3,081	7,030	4	(9)	7,025
Total investments	5,963	5	(2)	5,966	9,430	6	(9)	9,427
Total cash, cash equivalents and investments	$78,565	$5	$(2)	$78,568	$36,322	$6	$(9)	$36,319
Contractual maturities on investments:
Due within 1 year [3]	$240			$240	$9,430			$9,427
Due after 1 through 5 years [4]	5,723			5,726	—			—
	$5,963			$5,966	$9,430			$9,427
1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on our available-for-sale debt securities as of December 31, 2020 was $2,000, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on December 31, 2020.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2020 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2020	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Corporate bonds	2,048	(2)	—	—	2,048	(2)
Total in loss position	$2,048	$(2)	$—	$—	$2,048	$(2)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2019 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2019	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	4,515	(9)	—	—	4,515	(9)
Total in loss position	$4,515	$(9)	$—	$—	$4,515	$(9)

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $6.4 million and $6.0 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, there were five companies accounted for under the equity method. The year ended December 31, 2019 includes an impairment charge of $1.1 million for one of our minority investments (see Note 6). We had no impairment charges during 2020 and 2018.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2020. There have been no transfers between fair value measurement levels during the years ended December 31, 2020 and 2019.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2020 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$2,885	$—	$2,885	$—
Corporate bonds	3,081	—	3,081	—
Total	$5,966	$—	$5,966	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). For the year ended December 31, 2019, we recognized an impairment charge of $1.1 million for one of our minority investments. We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019. This company in which we have a minority investment is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China. As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero. We had no impairment charges for 2020 and 2018.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2020	2019
Inventories:
Raw materials	$24,738	$20,677
Work in process	24,215	24,946
Finished goods	2,562	3,529
	$51,515	$49,152

As of December 31, 2020 and 2019, carrying values of inventories were net of inventory reserves of $17.7 million and $16.4 million, respectively, for excess and obsolete inventory and $162,000 and $91,000, respectively, for lower of cost or net realizable value reserves.

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

Beginning in 2012, our consolidated joint venture, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the years ended December 31, 2020, 2019 and 2018, JinMei recorded $0, $0 and $24,000 of income from agency sales, respectively, which were included in “Other income, net” in the consolidated statements of operations.

In March 2012, Tongmei, entered into an operating lease for the land it owns with our consolidated joint venture, BoYu. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000 subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year.

Tongmei also purchases raw materials from Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of December 31, 2020 and 2019, there were no amounts payable outstanding.

ChaoYang Tongmei also purchases raw materials from one of our equity investment entities, Emeishan Jia Mei High Purity Metals Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of December 31, 2020 and 2019, there no amounts payable outstanding.

Tongmei and ChaoYang Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of December 31, 2020 and 2019, there no amounts payable outstanding.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. As of December 31, 2020, JinMei repaid principal and interest totaling $537,000 to Tongmei. As of December 31, 2020 and 2019, the remaining balance of principal and interest totaled $303,000 and $285,000, respectively. JinMei, is in the process of relocating its manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan is collateralized by the officer’s shares in BoYu. The loan bears interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. On December 25, 2020, the executive repaid the principal of $612,000 and interest of $35,000 of the personal loans to BoYu. As of December 31, 2020 and 2019, the balances, including both principal and accrued interest, were $0, and $449,000, respectively, and included in “Other assets” in our consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member to the owner of one of BoYu's customers. For the years ended December 31, 2020 and 2019, BoYu has recorded $0.3 million and $0.2 million in revenue from this customer, respectively. As of December 31, 2020 and 2019, amounts receivable of $0 and $12,000, respectively, were included in “Accounts receivable” in our consolidated balance sheets. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million and the remaining 6% was sold to another third-party investor.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2020	2019
Property, plant and equipment:
Machinery and equipment, at cost	$48,206	$45,742
Less: accumulated depreciation and amortization	(37,832)	(37,115)
Building, at cost	94,567	38,837
Less: accumulated depreciation and amortization	(15,324)	(12,736)
Leasehold improvements, at cost	6,285	4,877
Less: accumulated depreciation and amortization	(4,616)	(4,035)
Construction in progress	24,539	61,833
	$115,825	$97,403

As of December 31, 2020, the balance of construction in progress was $24.5 million, of which $14.2 million was related to our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $6.3 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2019, the balance of construction in progress was $61.8 million, of which $48.8 million was related to our buildings in our new Dingxing and Kazuo locations, $3.4 million was for manufacturing equipment purchases not yet placed in service and $9.6 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $4.3 million, $5.5 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful life of the manufacturing equipment in our accounting records. In addition, the useful life of our buildings located in China was extended to better align with industry standards. The changes in our estimate of the useful life, effective January 1, 2020, were made in order to remain consistent with U.S. GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the year ended December 31, 2020 by approximately $1.4 million and increased our basic and diluted net income per share by approximately $0.03, respectively, as a result of lower depreciation expense.

Note 6. Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2020	2019	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**100%
Chaoyang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**100%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**100%
	$3,758	$3,758

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,651	$1,326	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	1,418	1,621	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	2,822	2,367	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	485	647	Equity	25%
	$6,376	$5,961

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China.

** In preparation for Tongmei’s application for a listing on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. As of December 31, 2020, Tongmei’s noncontrolling interests totaled 8.37%.

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

Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. The final payment to the JinMei management team was made in October, 2020. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we referred to it as a wholly-owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Before August 1, 2020, our ownership of ChaoYang JinMei was 100%. In August 2020, we sold an 8.5% ownership interest to current members of the ChaoYang JinMei management team for approximately $396,000. As a result, our ownership of ChaoYang JinMei decreased from 100% to 91.5%. As of August 2020, we referred to ChaoYang JinMei as a significantly controlled subsidiary instead of a wholly-owned subsidiary. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

Our ownership of BoYu is 67%. On November 2, 2017, BoYu raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. As a result, our ownership of BoYu was diluted from 70% to 63%. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million. As a result, our ownership of BoYu increased from 63% to 67%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board and accordingly no gain was recognized as a result of this equity transaction. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

An additional step in the STAR Market initial public offering (“IPO”) process involves certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, JinMei and BoYu and its subsidiaries were assigned to Tongmei in December 2020. This will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

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

During 2020, 2019 and 2018, our two consolidated raw material subsidiaries generated $7.5 million, $4.3 million and $5.5 million of income, respectively, of which an income of $1.8 million, an income of $1.0 million and an income of $1.4 million, respectively were allocated to noncontrolling interests, resulting in $5.7 million, $3.3 million and $4.1 million of income, respectively, to our net income (loss).

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $6.4 million and $6.0 million as of December 31, 2020 and 2019, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the years ended December 31, 2020, 2019 and 2018, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2020	2019	2018	2020	2019	2018
Net revenue	$20,049	$18,991	$33,212	$6,252	$5,458	$8,549
Gross profit	4,907	2,013	6,457	1,504	558	1,675
Operating income (loss)	1,957	(2,266)	(3,152)	504	(700)	(778)
Net income (loss)	$1,014	$(3,000)	$(4,750)	$111	$(1,876)	$(1,080)

Excluding one fully impaired entity, these minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2020 and 2019, respectively:

	As of December 31,
	2020	2019
Current assets	$24,136	$22,144
Noncurrent assets	11,339	11,990
Current liabilities	12,502	13,726
Noncurrent liabilities	—	—

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a gain of $0.1 million for the year ended December 31, 2020 and a loss of $1.9 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Dividends received from these minority investment entities were $362,000 for the year ended December 31, 2019 and $0 for each of the years ended December 31, 2020 and 2018. Excluding one fully impaired entity, undistributed retained earnings relating to our investments in these minority investment entities amounted to $1.3 million and $1.2 million as of December 31, 2020 and 2019, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2020	2019
Equity method investments	$6,376	$5,961
Value added tax receivable, long term	471	2,708
Other intangible assets	1,682	1,124
Other assets	1,581	10
	$10,110	$9,803

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	December 31,	December 31,
	2020	2019
Accrued compensation and related charges	$4,417	$3,307
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction	1,457	1,447
Payable in connection with repurchase of subsidiaries shares	1,439	151
Accrued income taxes	760	171
Payable in connection with land restoration of Nanjing JinMei factory	750	703
Accrued professional services	675	630
Accrued product warranty	609	387
Current portion of operating lease liabilities	445	319
Advance from customers	374	396
Other tax payable	295	50
Other personnel-related costs	101	180
Accrual for sales returns	81	26
Other accrued liabilities	1,691	1,013
	$15,995	$11,681

Note 8. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. Effective February 5, 2020, the Company amended the Credit Agreement. The line of credit was reduced from $10 million to $7 million. The commitments under the First Amendment To Credit Agreement expired on November 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement at December 31, 2020.

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

On August 9, 2019, we borrowed $2.8 million against the credit facility. The repayment of the full amount was due on August 9, 2020. On September 12, 2019, we borrowed an additional $2.8 million against the credit facility. The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the credit facility including all outstanding accrued interest of approximately $5.9 million and simultaneously applied to renew the credit facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due on March 22, 2021, however the credit facility contains an option to renew for an additional six months.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months. As of December 31, 2020, $8.9 million was included in “Bank loan” in our consolidated balance sheets.

In February 2020, our consolidated subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of December 31, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. The repayment of the full amount is due in March 2021. In December 2020, BoYu borrowed an additional $1.1 million against the credit facility. As of December 31, 2020, $1.5 million was included in “Bank loan” in our consolidated balance sheets.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2020 and 2019, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2020	2019
Net income (loss) attributable to AXT, Inc.	$3,238	$(2,600)
Increase (decrease) in additional paid-in capital for:
Sales of subsidiary shares to noncontrolling interest	396	—
Purchase of subsidiary shares from noncontrolling interest	(1,398)	(74)
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei	(10,732)	—
Net transfers to noncontrolling interests	(11,734)	(74)
Change from net income (loss) attributable to AXT, Inc., net of transfers to noncontrolling interest	$(8,496)	$(2,674)

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2020, 2019 and 2018 under this program. As of December 31, 2020, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2018, 2019 and 2020, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees. As of December 31, 2020, approximately 0.6 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2018, 2019 and 2020 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2018	2,666	$3.81	6.87	$13,149
Granted	246	5.77
Exercised	(238)	2.64
Canceled and expired	(20)	4.40
Balance as of December 31, 2018	2,654	$4.09	6.28	$2,720
Granted	430	3.06
Exercised	(113)	2.37
Canceled and expired	(18)	4.47
Balance as of December 31, 2019	2,953	$4.00	5.95	$3,040
Granted	—	—
Exercised	(905)	2.80
Canceled and expired	(163)	5.85
Balance as of December 31, 2020	1,885	$4.42	6.17	$9,713
Options vested as of December 31, 2020 and unvested options expected to vest, net of forfeitures	1,872	$4.42	6.15	$9,636
Options exercisable as of December 31, 2020	1,418	$4.52	5.41	$7,165

The options outstanding and exercisable as of December 31, 2020 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2020			December 31, 2020
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.14	-	$2.14	8	$2.14	3.33	8	$2.14
$2.18	-	$2.18	304	$2.18	4.84	304	$2.18
$2.36	-	$2.91	162	$2.56	3.29	162	$2.56
$3.06	-	$3.06	430	$3.06	8.85	107	$3.06
$4.79	-	$4.79	92	$4.79	0.82	92	$4.79
$5.21	-	$5.21	440	$5.21	5.82	440	$5.21
$5.61	-	$5.61	20	$5.61	1.16	20	$5.61
$5.77	-	$5.77	245	$5.77	7.85	128	$5.77
$7.95	-	$7.95	60	$7.95	6.08	59	$7.95
$9.50	-	$9.50	124	$9.50	6.82	98	$9.50
			1,885	$4.42	6.17	1,418	$4.52

There were 905,000, 113,000 and 238,000 options exercised in the years ended December 31, 2020, 2019 and 2018, respectively. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018, was $3.2 million, $266,000 and $666,000, respectively.

As of December 31, 2020, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was approximately $0.8 million, net of estimated forfeitures of $71,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2020 and 2019, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2018, 2019 and 2020 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2018	480	$7.13
Granted	344	$6.02
Vested	(181)	$6.04
Forfeited	(10)	$6.65
Non-vested as of December 31, 2018	633	$6.85
Granted	554	$3.60
Vested	(228)	$6.46
Forfeited	(20)	$7.16
Non-vested as of December 31, 2019	939	$5.02
Granted	443	$5.94
Vested	(347)	$5.44
Forfeited	(13)	$5.54
Non-vested as of December 31, 2020	1,022	$5.27

Total fair value of stock awards vested during the years ended December 31, 2020, 2019 and 2018 was $1.9 million, $1.5 million and $1.1 million, respectively. As of December 31, 2020, we had $4.8 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.6 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2020 (in thousands, except per share data):

Options outstanding	1,885
Restricted stock awards outstanding	1,022
Stock available for future grant: 2015 Equity Incentive Plan	562
Total	3,469

Stock-based Compensation

We recorded $2.6 million, $2.3 million and $1.9 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2020	2019	2018
Cost of revenue	$116	$125	$92
Selling, general and administrative	2,000	1,778	1,520
Research and development	507	443	313
Total stock-based compensation	2,623	2,346	1,925
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$2,623	$2,346	$1,925
Shares used in computing basic net income (loss) per share	40,152	39,487	39,049
Shares used in computing diluted net income (loss) per share	41,025	39,487	40,265
Effect on basic net income (loss) per share	$0.07	$(0.06)	$0.05
Effect on diluted net income (loss) per share	$0.06	$(0.06)	$0.05

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2020. There were 430,000 and 246,000 stock options granted with a weighted-average grant date fair value of $1.48 and $2.74 per share during 2019 and 2018, respectively. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Year Ended
	December 31,
	2020	2019	2018
Expected term (in years)	—	6.1	5.8
Volatility	—%	49.5%	46.6%
Expected dividend	—%	—%	—%
Risk-free interest rate	—%	1.67%	3.09%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $188,000, $176,000 and $180,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019
Beginning accrued product warranty	$387	$236
Accruals for warranties issued	510	522
Adjustments related to pre-existing warranties including expirations and changes in estimates	186	227
Cost of warranty repair	(474)	(598)
Ending accrued product warranty	$609	$387

Note 12. Income Taxes

Consolidated income before provision for income taxes includes non-U.S. income of approximately $12.1 million, $2.8 million and $6.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. We recorded a current tax provision of $2.0 million, $0.6 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	15	27	5
Foreign	2,016	535	933
Total current	2,031	562	938
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total provision for income taxes	$2,031	$562	$938

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	0.2	(2.1)	—
Valuation allowance	0.8	(173.0)	(2.6)
Stock-based compensation	(1.9)	(21.8)	0.3
Foreign tax rate differential	2.1	137.7	(11.4)
Foreign tax incentives	(3.8)	32.2	(2.9)
Foreign income inclusion	7.8	—	2.6
Tax effect in equity method loss or gain from unconsolidated affiliates	1.1	(47.8)	3.2
Foreign-derived intangible income	—	—	(2.4)
Other	1.4	(1.0)	0.1
Effective tax rate	28.7%	(54.8)%	7.9%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$14,328	$14,979
Accruals, reserves and other	3,756	3,011
Credit carryforwards	1,685	1,685
Operating lease liability	178	209
Gross deferred tax assets	19,947	19,884
Valuation allowance	(19,798)	(19,691)
Total deferred tax assets	149	193
Deferred tax liabilities:
Operating lease right-of-use assets	(149)	(193)
Total net deferred tax assets	$—	$—

As of December 31, 2020, we have federal net operating loss (“NOL”) carryforwards of approximately $57.0 million, which will begin to expire in 2024. In addition, we have federal tax credit carryforwards of approximately $0.8 million, which will begin to expire in 2021. We have utilized all state net operating losses, primarily in the state of California, as of December 31, 2020.

The deferred tax assets valuation allowance as of December 31, 2020 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance increased by $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, whereas the valuation allowance decreased by $2.6 million for the year ended December 31, 2018.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises.  Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”).  In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $973,000, $211,000 and $764,000 for 2020, 2019 and 2018, respectively. As of December 31, 2020, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

During fiscal year 2020, 2019 and 2018, the amount of gross unrecognized tax benefits remains unchanged. The total amount of unrecognized tax benefits was $14.6 million as of December 31, 2020 and 2019. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. Excluding the effects of recorded valuation allowances for deferred tax assets, $14.6 million of the unrecognized tax benefit would favorably impact the effective tax rate in future periods if recognized.

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

On June 29, 2020, Governor Newsom signed the highly anticipated budget package for California’s fiscal year that began on July 1, 2020. As part of the budget package, Assembly Bill 85 (“AB 85”) was enacted into law. The bill contains several tax changes to help with the budget deficit. Notably, AB 85 contains two major tax changes: (1) it suspends the usage of NOLs; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. The budget has no impact to the Company since the Company has no NOLs and business credits to utilize.

On Sunday, December 27, 2020, a new $900 billion Coronavirus relief bill was signed into law by the President. The bill includes updates to the Families First Coronavirus Act, CARES Act, the Employee Social Security Deferral and the Paycheck Protection Program. Since the Company has no taxable income, most of the acts have no direct impact or are not applicable to the Company.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to AXT, Inc.	$3,238	$(2,600)	$9,654
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$3,061	$(2,777)	$9,477
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	40,152	39,487	39,049
Effect of dilutive securities:
Common stock options	602	—	1,106
Restricted stock awards	271	—	110
Denominator for dilutive net income (loss) per common shares	41,025	39,487	40,265
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.07)	$0.24
Diluted	$0.07	$(0.07)	$0.24

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	862	2,953	266
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	161	939	227

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2020	2019	2018
Product Type:
Substrates	$75,587	$67,849	$81,008
Raw materials and others	19,774	15,407	21,389
Total	$95,361	$83,256	$102,397

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2020	2019	2018
Geographical region:
China	$35,150	$26,796	$31,492
Taiwan	16,485	16,204	20,078
Japan	7,624	6,258	10,305
Asia Pacific (excluding China, Taiwan and Japan)	5,458	7,592	8,488
Europe (primarily Germany)	19,673	18,178	22,013
North America (primarily the United States)	10,971	8,228	10,021
Total	$95,361	$83,256	$102,397

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2020	2019
Long-lived assets by geographic region, net of depreciation:
North America	$836	$1,069
China	117,672	99,272
	$118,508	$100,341

Note 15. Other income, net

The components of other income, net are summarized below (in thousands):

	Year Ended
	December 31,
	2020	2019	2018
Foreign exchange gain (loss)	$(411)	$321	$165
Gain from local China government subsidy	3,800	808	—
Other income (expense)	(189)	(182)	187
	$3,200	$947	$352

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

As of December 31, 2020, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2021	$566
2022	583
2023	574
2024	284
2025	284
Thereafter	1,020
Total minimum lease payments	3,311
Less: Interest	(492)
Present value of lease obligations	2,819
Less: Current portion, included in accrued liabilities	(445)
Long-term portion of lease obligations	$2,374

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term (years)	7.15	7.94
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$456	$267
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,072

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2020	2019
Operating lease	$512	$358
Short-term lease expense	89	60
Total	$601	$418

Royalty Agreement

In 2010, we and a competitor had entered into a royalty agreement with a term of eight years, terminating December 31, 2018. We were obligated to make annual payments over an eight-year period. For the year ended December 31, 2018, royalty expense under this agreement was $565,000, which was net of claim for credit of $10,000. These expenses were included in cost of revenue.

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the year ended December 31, 2020, royalty expense under this agreement was $174,000.

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

Note 17. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth

	(in thousands, except per share data)
2020:
Revenue	$20,723	$22,134	$25,469	$27,035
Gross profit	5,522	6,768	8,823	9,162
Net income (loss) attributable to AXT, Inc.	(178)	361	991	2,064
Net income (loss) attributable to AXT, Inc. per share, basic	$(0.01)	$0.01	$0.02	$0.05
Net income (loss) attributable to AXT, Inc. per share, diluted	$(0.01)	$0.01	$0.02	$0.05
2019:
Revenue	$20,208	$24,797	$19,841	$18,410
Gross profit	6,695	8,506	5,759	3,865
Net income (loss) attributable to AXT, Inc.	(1,104)	1,451	(898)	(2,049)
Net income (loss) attributable to AXT, Inc. per share, basic	$(0.03)	$0.04	$(0.02)	$(0.05)
Net income (loss) attributable to AXT, Inc. per share, diluted	$(0.03)	$0.04	$(0.02)	$(0.05)

Note 18. Redeemable Noncontrolling Interests

As discussed in Note 1, during the quarter ended December 31, 2020, Tongmei entered into the Capital Investment Agreements with private equity funds that invested approximately $48.1 million in the form of redeemable noncontrolling interests representing 7.06% of the outstanding shares of Tongmei. The initial carrying amount of the redeemable noncontrolling interests was recorded at fair value on the date of issuance of Tongmei’s common stock, net of issuance costs and presented in temporary equity on the consolidated balance sheets. This classification is due to the existence of certain contingencies that could result in potential redemption at the fixed purchase price as described below. We currently do not believe that this is probable thus no accretion of the issuance costs has been recorded.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the China Securities Regulatory Commission (“CSRC”). Tongmei currently plans to submit its formal application to the CSRC in the third quarter of 2021. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO by December 31, 2022, or at all. In the event that Investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

The components of the change in redeemable noncontrolling interests for the year ended December 31, 2020 are presented in the following table (in thousands):

Balance as of January 1, 2020	$-
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	48,102
Equity issuance costs incurred	(539)
Net income attributable to redeemable noncontrolling interests	-
Effect of foreign currency translation attributable to redeemable noncontrolling interests	-
Balance as of December 31, 2020	$47,563

Note 19. Subsequent Events

In 2020, the private equity funds had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the entire approximately $49 million investment on January 25, 2021 at which time the private equity funds owned a minority interest in Tongmei of 7.28%.

In January 2021, we purchased 0.55% shares of Tongmei from Beijing Bomeilian Special Ceramics Co., Ltd., previously a minority interest shareholder of BoYu, for $3.73 million. As a result of this purchase, and of the government’s approval January 25, 2021 of the private equity funds we now own 85.5% of Tongmei.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”). The agreement calls for a total investment of approximately $3 million in which Tongmei will fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2020

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1	Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.3(9)**	6-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.4(10)**	4-inch Supply Agreement dated December 31, 2008 between AXT, Inc. and IQE plc
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.8(14)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.9(15)*	2015 Equity Incentive Plan
10.10(16)*	Executive Incentive Plan
10.11(17)*	Credit Agreement, dated as of November 2, 2018, by and between AXT, Inc. and Wells Fargo Bank, National Association
10.12	First Amendment to Credit Agreement, dated as of February 5, 2020, by and between AXT, Inc. and Wells Fargo Bank, National Association
10.13	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.13(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.13 hereto
10.14	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.14(a)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.14 hereto
10.15	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.15(a)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.15 hereto
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, BPM LLP
24.1	Power of Attorney (see signature page)

31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(15)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(16)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(17)	Incorporated by reference to exhibit 10.1 registrant’s Form 8-K filed with the SEC on November 9, 2018.

*	Management contract or compensatory plan.
**	Confidential treatment has been requested of the SEC for portions of the exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ GARY L. FISCHER
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: March 23, 2021

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Director	March 23, 2021
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 23, 2021
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Chairman of the Board of Directors	March 23, 2021
Jesse Chen

/s/ DAVID C. CHANG	Director	March 23, 2021
David C. Chang

/s/ LEONARD LEBLANC	Director	March 23, 2021
Leonard LeBlanc

/s/ Christine Russell	Director	March 23, 2021
Christine Russell