Form 10-Q
period 2021-03-31
AXT INC
filed 2021-05-14
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2021

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2021
Common Stock, $0.001 par value	42,300,000

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$61,206	$72,602
Short-term investments	240	240
Accounts receivable, net of allowances of $217 as of March 31, 2021 and December 31, 2020	28,423	24,558
Inventories	54,681	51,515
Prepaid expenses and other current assets	18,400	15,603
Total current assets	162,950	164,518
Long-term investments	5,463	5,726
Property, plant and equipment, net	119,878	115,825
Operating lease right-of-use assets	2,576	2,683
Other assets	11,039	10,110
Total assets	$301,906	$298,862
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,399	$12,669
Accrued liabilities	15,698	15,995
Bank loan	10,376	10,411
Total current liabilities	39,473	39,075
Noncurrent operating lease liabilities	2,249	2,374
Other long-term liabilities	1,510	1,881
Total liabilities	43,232	43,330
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	48,212	47,563
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (Liquidation preference of $7,390 and $7,346 as of March 31, 2021 and December 31, 2020)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 42,276 and 41,967 shares issued and outstanding as of March 31, 2021 and December 31, 2020	42	42
Additional paid-in capital	229,617	230,381
Accumulated deficit	(41,120)	(44,545)
Accumulated other comprehensive income	3,078	3,209
Total AXT, Inc. stockholders’ equity	195,149	192,619
Noncontrolling interests	15,313	15,350
Total stockholders’ equity	210,462	207,969
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$301,906	$298,862

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$31,350	$20,723
Cost of revenue	19,814	15,201
Gross profit	11,536	5,522
Operating expenses:
Selling, general and administrative	5,570	4,749
Research and development	2,405	1,407
Total operating expenses	7,975	6,156
Income (loss) from operations	3,561	(634)
Interest expense, net	(50)	(29)
Equity in income (loss) of unconsolidated joint ventures	1,111	(120)
Other income (expense), net	(111)	1,366
Income before provision for income taxes	4,511	583
Provision for income taxes	746	366
Net income	3,765	217
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(340)	(395)
Net income (loss) attributable to AXT, Inc.	$3,425	$(178)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)
Weighted-average number of common shares outstanding:
Basic	41,004	39,812
Diluted	42,726	39,812

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$3,765	$217
Other comprehensive income (loss), net of tax:
Change in foreign currency translation loss, net of tax	(156)	(1,874)
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	(8)	1
Total other comprehensive loss, net of tax	(164)	(1,873)
Comprehensive income (loss)	3,601	(1,656)
Less: Comprehensive income attributable to noncontrolling interests	(307)	(297)
Comprehensive income (loss) attributable to AXT, Inc.	$3,294	$(1,953)

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,765	$217
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,596	993
Amortization of marketable securities premium	15	10
Stock-based compensation	816	643
Loss on disposal of equipment	2	—
(Gain) loss from equity method investments, net	(1,111)	120
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	(4,691)
Inventories	(3,243)	354
Prepaid expenses and other current assets	(2,818)	(2,042)
Other assets	135	(1,383)
Accounts payable	745	(484)
Accrued liabilities	(4,018)	(1,388)
Other long-term liabilities, including royalties	(307)	1,547
Net cash used in operating activities	(8,309)	(6,104)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,776)	(2,139)
Proceeds from sales and maturities of available-for-sale debt securities	240	720
Net cash used in investing activities	(5,536)	(1,419)
Cash flows from financing activities:
Proceeds from common stock options exercised	704	441
Proceeds from short-term loan	—	391
Proceeds from sale of subsidiary shares to noncontrolling interests	538	—
Formation of new subsidiary with noncontrolling interests	642	—
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of issuance costs	730	—
Net cash provided by financing activities	2,614	832
Effect of exchange rate changes on cash and cash equivalents	(165)	(140)
Net decrease in cash and cash equivalents	(11,396)	(6,831)
Cash and cash equivalents at the beginning of the year	72,602	26,892
Cash and cash equivalents at the end of the year	$61,206	$20,061
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$3,730	$—

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2021 and December 31, 2020, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three months ended March 31, 2021, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. The agreement calls for a total investment of approximately $3 million, of which Tongmei will fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million.

During the quarter ended December 31, 2020, Tongmei entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with several private equity investors in China.

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The ``33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. As of March 31, 2021, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2021 and December 31, 2020, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	March 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$33,764	$—	$—	$33,764	$72,602	$—	$—	$72,602
Cash equivalents:
Certificates of deposit [1]	27,442	—	—	27,442	—	—	—	—
Total cash and cash equivalents	61,206	—	—	61,206	72,602	—	—	72,602
Investments (available-for-sale):
Certificates of deposit [2]	2,640	3	—	2,643	2,880	5	—	2,885
Corporate bonds	3,068	—	(8)	3,060	3,083	—	(2)	3,081
Total investments	5,708	3	(8)	5,703	5,963	5	(2)	5,966
Total cash, cash equivalents and investments	$66,914	$3	$(8)	$66,909	$78,565	$5	$(2)	$78,568
Contractual maturities on investments:
Due within 1 year [3]	$240			$240	$240			$240
Due after 1 through 5 years [4]	5,468			5,463	5,723			5,726
	$5,708			$5,703	$5,963			$5,966
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of March 31, 2021, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on March 31, 2021. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Corporate bonds	3,060	(8)	—	—	3,060	(8)
Total in loss position	$3,060	$(8)	$—	$—	$3,060	$(8)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2020 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2020	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Corporate bonds	2,048	(2)	—	—	2,048	(2)
Total in loss position	$2,048	$(2)	$—	$—	$2,048	$(2)

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $7.5 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, there were five companies accounted for under the equity method. There were no impairment charges in the three months ended March 31, 2021 and 2020.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2021 and December 31, 2020, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2021. There have been no transfers between fair value measurements levels during the three months ended March 31, 2021.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of March 31, 2021 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$2,643	$—	$2,643	$—
Corporate bonds	3,060	—	3,060	—
Total	$5,703	$—	$5,703	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2021 and 2020, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2021	2020
Inventories:
Raw materials	$25,189	$24,738
Work in process	26,288	24,215
Finished goods	3,204	2,562
	$54,681	$51,515

As of March 31, 2021 and December 31, 2020, carrying values of inventories were net of inventory reserves of $18.3 million and $17.7 million, respectively, for excess and obsolete inventory and $269,000 and $162,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2021	2020
Property, plant and equipment:
Machinery and equipment, at cost	$49,621	$48,206
Less: accumulated depreciation and amortization	(38,198)	(37,832)
Building, at cost	94,253	94,567
Less: accumulated depreciation and amortization	(15,964)	(15,324)
Leasehold improvements, at cost	6,330	6,285
Less: accumulated depreciation and amortization	(4,761)	(4,616)
Construction in progress	28,597	24,539
	$119,878	$115,825

As of March 31, 2021, the balance of construction in progress was $28.6 million, of which $16.8 million was related to our buildings in our new Dingxing and Kazuo locations, $4.5 million was for manufacturing equipment purchases not yet placed in service and $7.3 million was for our construction in progress for our other consolidated subsidiaries. As of December 31, 2020, the balance of construction in progress was $24.5 million, of which $14.2 million was for our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $6.3 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2021	2020
Payable in connection with repurchase of subsidiaries shares	$3,730	$1,439
Accrued compensation and related charges	2,933	4,417
Preferred stock dividends payable	2,901	2,901
Payable in connection with construction	943	1,457
Accrued income taxes	791	760
Payable in connection with land restoration of Nanjing JinMei factory	747	750
Advance from customers	657	374
Accrued product warranty	582	609
Accrued professional services	469	675
Current portion of operating lease liabilities	454	445
Other personnel-related costs	180	101
Other tax payable	124	295
Accrual for sales returns	111	81
Other accrued liabilities	1,076	1,691
	$15,698	$15,995

Note 6. Related Party Transactions

Beginning in 2012, our consolidated joint venture, JinMei, became contractually obligated under an agency sales agreement to sell raw material on behalf of its equity investment entity. JinMei bills the customers and remits the receipts, net of its portions of sales commission, to this equity investment entity. For the three months ended March 31, 2021 and 2020, JinMei has recorded $0 and $0 income from agency sales, respectively, which were included in “Other income (expense), net” in the condensed consolidated statements of operations.

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

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of March 31, 2021 and December 31, 2020, amounts payable of $108,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

ChaoYang Tongmei also purchases raw materials from one of our equity investment entities, Emei Shan Jiamei Materials Co., Ltd. (“JiaMei”), for production in the ordinary course of business. As of March 31, 2021 and December 31, 2020, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

Tongmei and ChaoYang Tongmei also purchase raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co., Ltd. (“Tongli”), for production in the ordinary course of business. As of March 31, 2021 and December 31, 2020, amounts payable of $0 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. As of March 31, 2021, JinMei repaid principal and interest totaling $535,000 to Tongmei. As of March 31, 2021 and December 31, 2020, the remaining balance of principal and interest totaled $306,000 and $303,000, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In April 2016, our consolidated joint venture, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan was secured by the officer’s shares in BoYu. The loan bore interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated joint venture. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due on December 31, 2024. On December 25, 2020, the executive repaid the principal of $612,000 and interest of $35,000 of the personal loans to BoYu. As of March 31, 2021 and December 31, 2020, there were no outstanding personal loans.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended March 31, 2021 and 2020, BoYu has recorded $5,000 and $254,000, respectively, in revenue from this customer. As of March 31, 2021 and December 31, 2020, amounts receivable of $5,000 and $0, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million and the remaining 6% was sold to another third-party investor.

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

As of March 31, 2021, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership *
Company	2021	2020	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
Chaoyang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	910	—	Consolidated	***58.5%
	$4,668	$3,758

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,691	$1,651	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	2,006	1,418	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	3,341	2,822	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	430	485	Equity	25%
	$7,468	$6,376

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. As of March 31, 2021, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

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

Our ownership of BoYu was 67%. On November 2, 2017, BoYu raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. As a result, our ownership of BoYu was diluted from 70% to 63%. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million. As a result, our ownership of BoYu increased from 63% to 67%. We continue to consolidate BoYu as we have a controlling financial interest and have majority control of the board and accordingly no gain was recognized as a result of this equity transaction. Our Chief Executive Officer is chairman of the BoYu board and we have appointed two other representatives to serve on the board.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $7.5 million and $6.4 million as of March 31, 2021 and December 31, 2020, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net revenue	$8,525	$3,953
Gross profit	$3,807	$2,020
Operating income	$3,061	$197
Net income	$2,612	$2

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was a gain of $1.1 million and a loss of $0.1 million, respectively, for the three months ended March 31, 2021 and 2020.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2021 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2020	$3,532	$42	$230,381	$(44,545)	$3,209	$192,619	$15,350	$207,969
Common stock options exercised	—	—	704	—	—	704	—	704
Stock-based compensation	—	—	816	—	—	816	—	816
Formation of new subsidiary with noncontrolling interests	—	—	(131)	—	—	(131)	707	576
Sale of common stock to employees in connection with the reorganization	—	—	538	—	—	538	—	538
Purchase of subsidiary shares from noncontrolling interests	—	—	(2,691)	—	—	(2,691)	(1,039)	(3,730)
Net income (loss)	—	—	—	3,425	—	3,425	311	3,736
Other comprehensive loss	—	—	—	—	(131)	(131)	(16)	(147)
Balance as of March 31, 2021	$3,532	$42	$229,617	$(41,120)	$3,078	$195,149	$15,313	$210,462

The changes in stockholders’ equity by component for the three months ended March 31, 2020 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2019	$3,532	$41	$236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised	—	—	441	—	—	441	—	441
Stock-based compensation	—	—	643	—	—	643	—	643
Net income (loss)	—	—	—	(178)	—	(178)	395	217
Other comprehensive loss	—	—	—	—	(1,775)	(1,775)	(98)	(1,873)
Balance as of March 31, 2020	$3,532	$41	$238,041	$(47,961)	$(6,637)	$187,016	$5,174	$192,190

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2020. During the three months ended March 31, 2021, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2021, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$39	$28
Selling, general and administrative	640	492
Research and development	137	123
Total stock-based compensation	816	643
Tax effect on stock-based compensation	—	—
Net effect on net income (loss)	$816	$643

As of March 31, 2021, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.7 million, net of estimated forfeitures of $63,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2021 and December 31, 2020 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2021 and 2020.

The following table summarizes the stock option transactions during the three months ended March 31, 2021 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2021	1,885	$4.42	6.17	$9,713
Granted	—	—
Exercised	(185)	3.80
Canceled and expired	—	—
Balance as of March 31, 2021	1,700	$4.48	6.32	$12,199
Options vested as of March 31, 2021 and unvested options expected to vest, net of forfeitures	1,690	$4.49	6.31	$12,117
Options exercisable as of March 31, 2021	1,282	$4.64	5.69	$9,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $11.66 on March 31, 2021, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2021	1,022	$5.27
Granted	23	$15.37
Vested	(4)	$4.17
Forfeited	—	$—
Non-vested as of March 31, 2021	1,041	$5.50

As of March 31, 2021, the unamortized compensation costs related to unvested restricted stock awards was approximately $4.6 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.

At-Risk, Performance Shares

In February 2021, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company's 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company's at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric is based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. All performance shares, if earned, are still subject to annual vesting over a four year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the second day following the Compensation Committee and Board of Directors approval date, which is considered the grant date.  The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2021 was $15.37. None of the at-risk, performance shares had vested as of March 31, 2021.

On February 17, 2021, the Compensation Committee recommended, and the Board approved, at-risk, performance shares under the Plan, wherein 75,420 shares were granted to Dr. Morris Young, our Chief Executive Officer, and 25,650 shares were granted to Gary Fischer, our Chief Financial Officer and Corporate Secretary.

A summary of the status of our unvested at-risk, performance shares as of March 31, 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares*	Share Value
Non-vested as of January 1, 2021	—	$—
Granted	101	$15.37
Vested	—	$—
Forfeited	—	$—
Non-vested as of March 31, 2021	101	$15.37

*The number of share presented is based on achieving 100% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of March 31, 2021, there was $1.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 2.1 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income (loss) attributable to AXT, Inc.	$3,425	$(178)
Less: Preferred stock dividends	(44)	(44)
Net income (loss) available to common stockholders	$3,381	$(222)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	41,004	39,812
Effect of dilutive securities:
Common stock options	1,082	—
Restricted stock awards	640	—
Denominator for dilutive net income (loss) per common shares	42,726	39,812
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	21	2,763
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	57	941

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2021	2020
Product Type:
Substrates	$23,373	$16,881
Raw Materials and Other	7,977	3,842
Total	$31,350	$20,723

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2021	2020
Geographical region:
China	$15,546	$4,724
Taiwan	3,015	5,177
Japan	2,523	1,334
Asia Pacific (excluding China, Taiwan and Japan)	1,817	1,356
Europe (primarily Germany)	5,435	6,214
North America (primarily the United States)	3,014	1,918
Total	$31,350	$20,723

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Long-lived assets by geographic region, net of depreciation:
North America	$1,015	$836
China	121,439	117,672
	$122,454	$118,508

Significant Customers

No customers represented 10% of our revenue for the three months ended March 31, 2021 while two customers, Landmark and Osram, represented 17% and 15%, respectively, of our revenue for the three months ended March 31, 2020. Our top five customers, although not the same five customers for each period, represented 26% and 49% of our revenue for the three months ended March 31, 2021 and 2020, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 14% and 10% of our accounts receivable balance as of March 31, 2021, and three customers accounted for 20%, 13% and 12% of our accounts receivable balance as of March 31, 2020.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Beginning accrued product warranty	$609	$387
Accruals for warranties issued	113	61
Adjustments related to pre-existing warranties including expirations and changes in estimates	(54)	(30)
Cost of warranty repair	(86)	(56)
Ending accrued product warranty	$582	$362

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2021, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2021 and 2020, includes a grant of $0.1 million and $1.4 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $173,000 and $43,000 for the three months ended March 31, 2021 and 2020, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2021 includes no interest and penalties. As of March 31, 2021, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2021 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Besides the state tax liabilities, no income taxes or benefits have been provided for U.S. operations for the three months ended March 31, 2021 due to the loss in the

U.S. and the uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2021. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Contract liabilities	$(657)	$(374)
During the three months ended March 31, 2021, the Company recognized $248,000 of revenue that was included in the contract balances as of December 31, 2020.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility, which was never drawn down, was collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expired on November 30, 2020 and there were no loans thereunder. As of March 31, 2021, the Credit agreement has expired and no loans or letters of credit were outstanding.

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

On August 9, 2019, we borrowed $2.8 million against the credit facility (the “August 2019 borrowing”). The repayment of the full amount was due on August 9, 2020. On September 12, 2019, we borrowed an additional $2.8 million against the credit facility (the “September borrowing”). The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the credit facility including all outstanding accrued interest of approximately $5.9 million and simultaneously applied to renew the credit facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the credit facility contained an option to renew for an additional six months, which was exercised in March 2021.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months. As of March 31, 2021, $8.8 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of March 31, 2021. In December 2020, BoYu borrowed $1.5 million against the credit facility. The repayment of the full amount is due in December 2021. As of March 31, 2021, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

Note 17. Leases

We lease certain equipment, office space, warehouse and facilities under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which was scheduled to expire in 2020. Under the terms of the facility lease agreement, in May 2020, we were granted an extension to the term of the lease for an additional three years. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less.

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

As of March 31, 2021, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2021	$424
2022	582
2023	573
2024	284
2025	284
Thereafter	1,016
Total minimum lease payments	3,163
Less: Interest	(460)
Present value of lease obligations	2,703
Less: Current portion, included in accrued liabilities	(454)
Long-term portion of lease obligations	$2,249

The weighted average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	6.96	7.15
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$141	$107
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Leased assets obtained in exchange for new operating lease liabilities	$—	$2,072

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2021	2020
Operating lease	$133	$128
Short-term lease expense	24	13
Total	$157	$141

Note 18. Redeemable Noncontrolling Interests

As discussed in Note 1, during the quarter ended December 31, 2020, Tongmei entered into the Capital Investment Agreements with Investors that invested approximately $48.1 million in the form of redeemable noncontrolling interests representing 7.06% of the outstanding shares of Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the entire approximately $49 million investment on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. The initial carrying amount of the redeemable noncontrolling interests was recorded at fair value on the date of issuance of Tongmei’s common stock, net of issuance costs and presented in temporary equity on the consolidated balance sheets. This classification is due to the existence of certain contingencies that could result in potential redemption at the fixed purchase price as described below. We currently do not believe that this is probable thus no amortization of the issuance costs has been recorded.

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

The components of the change in redeemable noncontrolling interests for the quarter ended March 31, 2021 are presented in the following table (in thousands):

Balance as of January 1, 2021	$47,563
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	1,514
Increase in redeemable noncontrolling interests due to formation of new subsidiary with noncontrolling interests	66
Equity issuance costs incurred during the quarter ended March 31, 2021	(784)
Net income attributable to redeemable noncontrolling interests	29
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(176)
Balance as of March 31, 2021	$48,212

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

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and the condensed consolidated financial statements included elsewhere in this report.

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

Our supply chain strategy includes two consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 79%, 81% and 79% of our consolidated revenue and our raw materials product group generated 21%, 19% and 21% for 2020, 2019 and 2018, respectively.

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

The Beijing city government is moving its offices into the area where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this area. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. An amusement park is being constructed within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move part of our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site for the near future.

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

On November 16, 2020 we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, 10 Investors had engaged with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in early January, 2021. Under

China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% noncontrolling interest in Tongmei. Pursuant to the investment agreements (“Capital Investment Agreements”) with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application for IPO to the China Securities Regulatory Commission (“CSRC”).  Tongmei currently plans to submit its formal application to the CSRC in the third quarter of 2021.  However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. Tongmei would be required to sell a minimum of 10% of its equity in the IPO. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company.

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

The following organization chart depicts the consolidated structure as of March 31, 2021;

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the three months ended March 31, 2021, we paid approximately $273,000 in tariffs. In 2020, we paid approximately $1.3 million in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2021 and December 31, 2020, our accounts receivable, net balance was $28.4 million and $24.6 million, respectively, which was net of an allowance for doubtful accounts of $217,000 and $217,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2021 and December 31, 2020, accrued product warranties totaled $582,000 and $609,000, respectively. The decrease in accrued product warranties is primarily attributable to decreased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2021 and December 31, 2020, we had an inventory reserve of $18.3 million and $17.7 million, respectively, for excess and obsolete inventory and $269,000 and $162,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the three months ended March 31, 2021 and 2020.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2021 and 2020.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

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

The award of performance Restricted Stock covering Shares (the “Performance Award”) will be subject to vesting requirements relating to both the recipient of the Performance Award (the “Participant”) continuously remaining a Service Provider through specified dates and achievement of specified performance-based criteria (“Performance Goal”). Any capitalized term not defined herein will have the meaning ascribed to such term in the 2015 Equity Incentive Plan. The Performance Goal will be measured over the Company’s fiscal year 2021 (the “Performance Period”).

The financial Performance Goal is a metric based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. All performance shares, if earned, are still subject to annual vesting over a four year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the potential resurgence of the outbreak in countries that had previously contained the outbreak, the availability of COVID-19 vaccines, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic could have a material adverse impact on our business, consolidated results of operations and financial condition until the COVID-19 pandemic subsides and related public health measures are reduced or eliminated.

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

Product Type:	($ in thousands)
Substrates	$23,373	$16,881	$6,492	38.5%
Raw materials and other	7,977	3,842	4,135	107.6%
Total revenue	$31,350	$20,723	$10,627	51.3%

Revenue increased $10.6 million, or 51.3%, to $31.4 million for the three months ended March 31, 2021 from $20.7 million for the three months ended March 31, 2020. The substrate revenue increase for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-insulating GaAs wafer substrates. Demand for InP used in 5G and related 5G technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications. Raw materials sales increased $4.1 million, or 107.6%, to $8.0 million for the three months ended March 31, 2021 as compared to the same period in 2020. The raw materials revenue increase for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand. In addition, pricing for purified gallium increased.

Revenue by Geographic Region

	Three Months Ended		2020 to 2021
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
China	$15,546	$4,724	$10,822	229.1%
% of total revenue	49%	23%
Taiwan	3,015	5,177	(2,162)	(41.8)%
% of total revenue	10%	25%
Japan	2,523	1,334	1,189	89.1%
% of total revenue	8%	6%
Asia Pacific (excluding China, Taiwan and Japan)	1,817	1,356	461	34.0%
% of total revenue	6%	7%
Europe (primarily Germany)	5,435	6,214	(779)	(12.5)%
% of total revenue	17%	30%
North America (primarily the United States)	3,014	1,918	1,096	57.1%
% of total revenue	10%	9%
Total revenue	$31,350	$20,723	$10,627	51.3%

Revenue in China increased $10.8 million for the three months ended March 31, 2021, primarily due to higher demand for our InP, GaAs and Ge wafer substrates and, refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan decreased $2.2 million primarily due to an end customer who began buying directly from us instead of from an epitaxial growth customer in Taiwan, and decreased demand for InP and GaAs wafer substrates. Revenue in Japan increased $1.2 million primarily due to higher demand for our InP wafer substrates. Revenue in Asia Pacific increased by $0.5 million primarily due to increased demand for GaAs wafer substrates partially offset by decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased by $0.8 million primarily due to decreased demand for our Ge wafer substrates partially offset by increased demand for our GaAs wafer substrates. Revenue in North America increased by $1.1 million due to higher demand for our InP wafer substrates partially offset by lower demand for our GaAs wafer substrates.

Gross Margin

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
Gross profit	$11,536	$5,522	$6,014	108.9%
Gross Margin %	36.8%	26.6%

Gross profit increased $6.0 million, or 108.9%, to $11.5 million for the three months ended March 31, 2021 from $5.5 million for the three months ended March 31, 2020. The increase in gross profit is attributed to higher revenue and a change in product mix.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$5,570	$4,749	$821	17.3%
% of total revenue	17.8%	22.9%

Selling, general and administrative expenses increased $0.8 million, or 17.3%, to $5.6 million for the three months ended March 31, 2021 from $4.7 million for the three months ended March 31, 2020. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, directors and officers insurance and professional service-related expenses partially offset by lower travel-related expenses driven by the COVID-19 pandemic.

Research and Development

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
Research and development	$2,405	$1,407	$998	70.9%
% of total revenue	7.7%	6.8%

Research and development expenses increased $1.0 million, or 70.9%, to $2.4 million for the three months ended March 31, 2021 from $1.4 million for the three months ended March 31, 2020. The increase in research and development expenses for the three months ended March 31, 2021 was primarily due to development expenses for 8-inch GaAs wafer substrates and development of new features for certain of our GaAs and InP wafer substrates, product testing and personnel-related expenses.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$50	$29	$21	72.4%
% of total revenue	0.2%	0.1%

Interest expense, net increased $21,000 or 72.4% for the three months ended March 31, 2021 as compared to the same period in 2020. Interest expense, net increased primarily due to significantly lower interest rates on our investments resulting from the economic impact of the COVID-19 pandemic and interest expense incurred by Tongmei under the credit facility.

Equity in Income (Loss) of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Loss
	2021	2020	Change	% Change

	($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$1,111	$(120)	$1,231	1,025.8%
% of total revenue	3.5%	(0.6)%

The equity in income (loss) of unconsolidated joint venture companies was a gain of $1.1 million for the three months ended March 31, 2021 as compared to a loss of $120,000 for the three months ended March 31, 2020. The current quarter gain is primarily due to positive financial results of two raw gallium companies that benefited from higher average selling prices.

Other Income (Expense), Net

	Three Months Ended
	March 31,		Other Income (Expense)
	2021	2020	Change	% Change

	($ in thousands)
Other income (expense), net	$(111)	$1,366	$(1,477)	(108.1)%
% of total revenue	(0.4)%	6.6%

Other income (expense), net decreased $1.5 million to an expense of $0.1 million for the three months ended March 31, 2021 from an income of $1.4 million for the three months ended March 31, 2020. Other income (expense), net decreased primarily due to a grant of $1.4 million received from a provincial government agency as an award for relocating to its province in March 2020, which was not repeated in March 2021.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$746	$366	$380	103.8%
% of total revenue	2.4%	1.8%

Provision for income taxes for the three months ended March 31, 2021 was $746,000, which was primarily related to higher profits in China and a tax on a rebate we received from a purchase of land use rights when we began the relocation. No income taxes, except certain state tax, or benefits have been provided for our U.S. operations as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability in the U.S., we recorded a full valuation allowance against our net deferred tax assets of $19.8 million for the years 2020 and 2019.

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

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net income attributable to
			Noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2021	2020	Change	% Change

	($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$340	$395	$(55)	(13.9)%
% of total revenue	1.1%	1.9%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased $55,000 or 13.9% to $340,000 for the three months ended March 31, 2021 from $395,000 for the three months ended March 31, 2020 primarily due to lower profitability from our consolidated joint venture operations in China.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2021, our principal source of liquidity was $66.9 million, which consisted of cash and cash equivalents of $61.2 million and investments of $5.7 million. In the three months ended March 31, 2021, cash and cash equivalents decreased by $11.4 million and investments decreased by $0.3 million. The decrease in cash and cash equivalents of $11.4 million in the three months ended March 31, 2021 was primarily due to net cash used in operating activities of $8.3 million, net cash used in investing activities of $5.5 million, the effect of exchange rate changes of $0.2 million, partially offset by net cash provided by financing activities of $2.6. As of March 31, 2021, we and our consolidated subsidiaries in China held approximately $44.4 million in cash and investments in foreign bank accounts.

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

Net cash used in operating activities of $8.3 million for the three months ended March 31, 2021 was primarily comprised of a net change of $13.4 million in operating assets and liabilities and a gain on equity method investments of $1.1 million, partially offset by a net income before income attributable to non-controlling interest of $3.8 million, the adjustment for non-cash items of depreciation and amortization of $1.6 million and stock-based compensation of $0.8 million.

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

Net cash used in investing activities of $5.5 million for the three months ended March 31, 2021 was primarily from the purchase of property, plant and equipment of $5.8 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.2 million.

Net cash used in investing activities of $1.4 million for the three months ended March 31, 2020 was primarily from the purchase of property, plant and equipment of $2.1 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.7 million.

Net cash provided by financing activities was $2.6 million for the three months ended March 31, 2021, which consisted of proceeds from issuance of Tongmei’s common stock to redeemable noncontrolling interests of $0.7 million, common stock exercised of $0.7 million, formation of new subsidiary with noncontrolling interest of $0.6 million and proceeds from sale of subsidiary shares to noncontrolling interests of $0.5 million.

Net cash provided by financing activities was $0.8 million for the three months ended March 31, 2020, which consisted of proceeds from short-term borrowings of $0.4 million and proceeds from common stock exercised of $0.4 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the three months ended March 31, 2021, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2021, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility, which was never drawn down, was collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expired on November 30, 2020 and there were no loans thereunder. As of the date of this Quarterly Report on Form 10-Q, the Credit agreement is expired and no loans or letters of credit were outstanding.

On August 9, 2019, Tongmei entered into a credit facility with the Bank of China with a $5.8 million line of credit at an annual interest rate of approximately 0.4% over the average interest rate quoted by the National Interbank Funding Center. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.7%. The credit facility is collateralized by Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

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

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due on March 22, 2021, however the credit facility contained an option to renew for an additional six months, which was exercised in March 2021.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totals $5.6 million. The repayment of the $5.6 million is due on April 8, 2021, however, the credit facility contains an option to renew for an additional six months. As of March 31, 2021, $8.8 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of March 31, 2021. In December 2020, BoYu borrowed $1.5 million against the credit facility. The repayment of the full amount is due in

December 2021.As of March 31, 2021, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019 and 2018, we recorded a foreign exchange gain of $321,000 and $165,000, respectively, during 2020 we recorded net foreign exchange loss of $411,000, included as part of other (expense) income, net in our consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2021 and December 31, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2021	Rate	Income	Income	Income
Cash and cash equivalents	$61,206	0.87%	$532	$479	$585
Investments in marketable debt	5,703	1.30%	74	67	81
			$606	$546	$666

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers accounted for 14% and 10%, respectively, of our accounts receivable balance as of March 31, 2021 and two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2021 and December 31, 2020, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of March 31, 2021 and December 31, 2020 totaled $7.5 million and $6.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	General Risk Factors;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.
I.	Summary Risk Factors
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	Our gross margin has fluctuated historically and may decline due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if Tongmei fails to achieve the IPO on or before December 31, 2022. This could result in disgorging the cash that we raised from the investors or require us to seek additional capital to redeem the Tongmei shares.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.

●	We are subject to foreign exchange gains and losses that materially impact our income statement. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.

II.	General Risk Factors

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

IV.         Risks Related to Our Financial Results and Capital Structure

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

AXT, INC.

Dated: May 14, 2021	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)