Form 10-Q
period 2021-09-30
AXT INC
filed 2021-11-12
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2021

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2021
Common Stock, $0.001 par value	42,770,675

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$43,608	$72,602
Short-term investments	5,681	240
Accounts receivable, net of allowances of $130 and $217 as of September 30, 2021 and December 31, 2020	36,584	24,558
Inventories	60,683	51,515
Prepaid expenses and other current assets	13,062	15,603
Total current assets	159,618	164,518
Long-term investments	6,680	5,726
Property, plant and equipment, net	131,617	115,825
Operating lease right-of-use assets	2,401	2,683
Other assets	15,347	10,110
Total assets	$315,663	$298,862
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,384	$12,669
Accrued liabilities	12,670	15,995
Bank loan	13,285	10,411
Total current liabilities	37,339	39,075
Long-term loan, related party	929	—
Noncurrent operating lease liabilities	2,035	2,374
Other long-term liabilities	1,628	1,881
Total liabilities	41,931	43,330
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	50,178	47,563
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (Liquidation preference of $7,478 and $7,346 as of September 30, 2021 and December 31, 2020)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 42,657 and 41,967 shares issued and outstanding as of September 30, 2021 and December 31, 2020	43	42
Additional paid-in capital	230,517	230,381
Accumulated deficit	(32,935)	(44,545)
Accumulated other comprehensive income	4,583	3,209
Total AXT, Inc. stockholders’ equity	205,740	192,619
Noncontrolling interests	17,814	15,350
Total stockholders’ equity	223,554	207,969
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$315,663	$298,862

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$34,576	$25,469	$99,661	$68,326
Cost of revenue	23,075	16,646	64,386	47,213
Gross profit	11,501	8,823	35,275	21,113
Operating expenses:
Selling, general and administrative	6,476	4,623	17,841	14,119
Research and development	2,629	2,023	7,571	4,973
Total operating expenses	9,105	6,646	25,412	19,092
Income from operations	2,396	2,177	9,863	2,021
Interest expense, net	(44)	(70)	(55)	(138)
Equity in income (loss) of unconsolidated joint ventures	1,061	45	3,674	(243)
Other income (expense), net	948	(34)	898	2,940
Income before provision for (benefit from) income taxes	4,361	2,118	14,380	4,580
Provision for (benefit from) income taxes	(135)	637	1,504	1,923
Net income	4,496	1,481	12,876	2,657
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(696)	(490)	(1,266)	(1,483)
Net income attributable to AXT, Inc.	$3,800	$991	$11,610	$1,174
Net income attributable to AXT, Inc. per common share:
Basic	$0.09	$0.02	$0.28	$0.03
Diluted	$0.09	$0.02	$0.27	$0.03
Weighted-average number of common shares outstanding:
Basic	41,460	40,152	41,237	39,978
Diluted	42,678	40,979	42,710	40,688

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$4,496	$1,481	$12,876	$2,657
Other comprehensive income, net of tax:
Change in foreign currency translation gain, net of tax	70	4,699	1,639	3,086
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	(9)	(10)	(11)	11
Total other comprehensive income, net of tax	61	4,689	1,628	3,097
Comprehensive income	4,557	6,170	14,504	5,754
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(707)	(806)	(1,520)	(1,710)
Comprehensive income attributable to AXT, Inc.	$3,850	$5,364	$12,984	$4,044

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,876	$2,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,085	2,963
Amortization of marketable securities premium	45	28
Stock-based compensation	3,430	1,932
Provision for doubtful accounts	—	87
(Gain) loss on disposal of equipment	(8)	36
Return of equity method investments (dividends)	774	—
Equity in (income) loss of unconsolidated joint ventures	(3,674)	243
Changes in operating assets and liabilities:
Accounts receivable	(11,717)	(3,500)
Inventories	(8,302)	1,638
Prepaid expenses and other current assets	958	(1,790)
Other assets	(525)	(424)
Accounts payable	(1,423)	1,992
Accrued liabilities	(7,192)	(1,226)
Other long-term liabilities, including royalties	(1,064)	1,688
Net cash provided by (used in) operating activities	(10,737)	6,324
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,095)	(12,121)
Purchases of available-for-sale debt securities	(6,691)	(2,880)
Proceeds from sales and maturities of available-for-sale debt securities	240	4,901
Net cash used in investing activities	(25,546)	(10,100)
Cash flows from financing activities:
Proceeds from common stock options exercised	1,592	1,137
Proceeds from short-term loan	5,845	3,380
Proceeds from long-term loan, related party	929	—
Payments on short-term loan	(3,096)	(5,801)
Proceeds from sale of subsidiary shares to noncontrolling interests	538	396
Formation of new subsidiary with noncontrolling interests	1,283	—
Costs related to issuance of Tongmei's common stock to redeemable noncontrolling interests, net of proceeds	(12)	—
Dividends paid by joint ventures to their minority shareholders	—	(89)
Net cash provided by (used in) financing activities	7,079	(977)
Effect of exchange rate changes on cash and cash equivalents	210	245
Net decrease in cash and cash equivalents	(28,994)	(4,508)
Cash and cash equivalents at the beginning of the year	72,602	26,892
Cash and cash equivalents at the end of the period	$43,608	$22,384

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021 filed with the SEC on May 14, 2021 and August 12, 2021, respectively.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2021 and December 31, 2020, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and nine months ended September 30, 2021, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. As of September 30, 2021, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests as of September 30, 2021.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2021 and December 31, 2020, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$43,608	$—	$—	$43,608	$72,602	$—	$—	$72,602
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	43,608	—	—	43,608	72,602	—	—	72,602
Investments (available-for-sale):
Certificates of deposit [2]	4,760	3	(1)	4,762	2,880	5	—	2,885
Corporate bonds	7,608	1	(10)	7,599	3,083	—	(2)	3,081
Total investments	12,368	4	(11)	12,361	5,963	5	(2)	5,966
Total cash, cash equivalents and investments	$55,976	$4	$(11)	$55,969	$78,565	$5	$(2)	$78,568
Contractual maturities on investments:
Due within 1 year [3]	$5,678			$5,681	$240			$240
Due after 1 through 5 years [4]	6,690			6,680	5,723			5,726
	$12,368			$12,361	$5,963			$5,966

1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of September 30, 2021, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on September 30, 2021. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$959	$(1)	$—	$—	$959	$(1)
Corporate bonds	5,216	(10)	—	—	5,216	(10)
Total in loss position	$6,175	$(11)	$—	$—	$6,175	$(11)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $9.3 million and $6.4 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, there were five companies accounted for under the equity method. There were no impairment charges in the three and nine months ended September 30, 2021 and 2020.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of September 30, 2021 and December 31, 2020, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2021. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2021.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2021 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$4,762	$—	$4,762	$—
Corporate bonds	7,599	—	7,599	—
Total	$12,361	$—	$12,361	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and nine months ended September 30, 2021 and 2020, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2021	2020
Inventories:
Raw materials	$26,791	$24,738
Work in process	30,224	24,215
Finished goods	3,668	2,562
	$60,683	$51,515

As of September 30, 2021 and December 31, 2020, carrying values of inventories were net of inventory reserves of $19.2 million and $17.7 million, respectively, for excess and obsolete inventory and $61,000 and $162,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2021	2020
Property, plant and equipment:
Machinery and equipment, at cost	$56,106	$48,206
Less: accumulated depreciation and amortization	(39,366)	(37,832)
Building, at cost	104,252	94,567
Less: accumulated depreciation and amortization	(17,668)	(15,324)
Leasehold improvements, at cost	6,666	6,285
Less: accumulated depreciation and amortization	(5,138)	(4,616)
Construction in progress	26,765	24,539
	$131,617	$115,825

As of September 30, 2021, the balance of construction in progress was $26.8 million, of which $18.4 million was related to our buildings in our new Dingxing and Kazuo locations, $3.7 million was for manufacturing equipment purchases not yet placed in service and $4.7 million was for our construction in progress for our other consolidated subsidiaries. As of December 31, 2020, the balance of construction in progress was $24.5 million, of which $14.2 million was for our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $6.3 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2021	2020
Preferred stock dividends payable	$2,901	$2,901
Accrued compensation and related charges	2,802	4,417
Accrued income taxes	1,203	760
Accrued professional services	762	675
Payable in connection with land restoration of Nanjing JinMei factory	759	750
Accrued product warranty	662	609
Current portion of operating lease liabilities	475	445
Other personnel-related costs	380	101
Other tax payable	370	295
Advance from customers	345	374
Payable in connection with construction	291	1,457
Accrual for sales returns	36	81
Payable in connection with repurchase of subsidiaries shares	—	1,439
Other accrued liabilities	1,684	1,691
	$12,670	$15,995

Note 6. Related Party Transactions

In March 2012, Tongmei, entered into an operating lease for the land it owns with our consolidated subsidiary, BoYu. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000, subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year.

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of September 30, 2021 and December 31, 2020, amounts payable of $110,000 and $0, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In April 2016, our consolidated subsidiary, BoYu, provided a personal loan of $177,000 to one of its executive employees. This loan was secured by the officer’s shares in BoYu. The loan bore interest at 2.75% per annum. During the three months ended June 30, 2017, the repayment of the principal and interest totaling $180,000 was received by our consolidated subsidiary. In November 2017, BoYu provided another personal loan of $291,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bore interest at 2.75% per annum. Principal and accrued interest were due on December 31, 2024. On December 25, 2020, the executive repaid the principal of $612,000 and interest of $35,000 of the personal loans to BoYu. As of September 30, 2021 and December 31, 2020, there were no outstanding personal loans.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. In July 2021, JinMei repaid the principal and outstanding interest totaling

$858,000 to Tongmei. As of September 30, 2021 and December 31, 2020, the remaining balance of principal and interest totaled $0 and $303,000, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

On November 2, 2017, our consolidated subsidiary, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member of the owner of one of BoYu's customers. For the three months ended September 30, 2021 and 2020, BoYu recorded $0 and $37,000, respectively, in revenue from this customer. For the nine months ended September 30, 2021 and 2020, BoYu recorded $50,000 and $0.3 million, respectively, in revenue from this customer. As of September 30, 2021 and December 31, 2020, amounts receivable of $0 and $0, respectively, were included in “Accounts receivable” in our condensed consolidated balance sheets. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million and the remaining 6% was sold to another third-party investor.

In September 2021, our consolidated subsidiary, ChaoYang XinMei, received a loan from ChaoYang Xinshuo, one of two minority investors, in the amount of $0.9 million at an annual interest rate of 6.5%. Accrued interest is calculated monthly and paid annually. The loan is unsecured. The repayment of the full amount including any accrued interest is due September 30, 2024. As of September 30, 2021, $0.9 million was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

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

As of September 30, 2021, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership *
Company	2021	2020	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	1,814	—	Consolidated	***58.5%
	$5,572	$3,758

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,961	$1,651	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	3,333	1,418	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	3,727	2,822	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	319	485	Equity	25%
	$9,340	$6,376

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. As of September 30, 2021, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

An additional step in the STAR Market IPO process involves certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, JinMei and BoYu, and its subsidiaries, were assigned to Tongmei in December 2020. This will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $9.3 million and $6.4 million as of September

30, 2021 and December 31, 2020, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

In June 2021, we received a $774,000 dividend from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity investment entities had the following summarized statement of operations information (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenue	$8,993	$5,052	$27,782	$12,610
Gross profit	$4,506	$918	$13,850	$2,944
Operating income	$3,751	$136	$11,504	$598
Net income (loss)	$3,127	$7	$10,230	$(151)

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.1 million and $45,000, respectively, for the three months ended September 30, 2021 and 2020. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $3.7 million and a loss of $0.2 million, respectively, for the nine months ended September 30, 2021 and 2020.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2021 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2020	$3,532	$42	$230,381	$(44,545)	$3,209	$192,619	$15,350	$207,969
Common stock options exercised	—	—	704	—	—	704	—	704
Stock-based compensation	—	—	816	—	—	816	—	816
Formation of new subsidiary with noncontrolling interests	—	—	(131)	—	—	(131)	707	576
Sale of common stock to employees in connection with the reorganization	—	—	538	—	—	538	—	538
Purchase of subsidiary shares from noncontrolling interests	—	—	(2,691)	—	—	(2,691)	(1,039)	(3,730)
Net income (loss)	—	—	—	3,425	—	3,425	311	3,736
Other comprehensive loss	—	—	—	—	(131)	(131)	(16)	(147)
Balance as of March 31, 2021	$3,532	$42	$229,617	$(41,120)	$3,078	$195,149	$15,313	$210,462
Common stock options exercised	—	—	420	—	—	420	—	420
Stock-based compensation	—	—	975	—	—	975	—	975
Formation of new subsidiary with noncontrolling interests	—	—	(131)	—	—	(131)	706	575
Transfer of subsidiary with noncontrolling interest	—	—	(1,229)	—	—	(1,229)	1,229	—
Transfer of subsidiary with redeemable noncontrolling interest	—	—	(1,241)	—	—	(1,241)	—	(1,241)
Net income	—	—	—	4,385	—	4,385	94	4,479
Other comprehensive income	—	—	—	—	1,455	1,455	137	1,592
Balance as of June 30, 2021	$3,532	$42	$228,411	$(36,735)	$4,533	$199,783	$17,479	$217,262
Common stock options exercised	—	1	467	—	—	468	—	468
Stock-based compensation	—	—	1,639	—	—	1,639	—	1,639
Net income	—	—	—	3,800	—	3,800	329	4,129
Other comprehensive income	—	—	—	—	50	50	6	56
Balance as of September 30, 2021	$3,532	$43	$230,517	$(32,935)	$4,583	$205,740	$17,814	$223,554

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2020 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2019	$3,532	$41	$236,957	$(47,783)	$(4,862)	$187,885	$4,877	$192,762
Common stock options exercised	—	—	441	—	—	441	—	441
Stock-based compensation	—	—	643	—	—	643	—	643
Net income (loss)	—	—	—	(178)	—	(178)	395	217
Other comprehensive loss	—	—	—	—	(1,775)	(1,775)	(98)	(1,873)
Balance as of March 31, 2020	$3,532	$41	$238,041	$(47,961)	$(6,637)	$187,016	$5,174	$192,190
Common stock options exercised	—	—	72	—	—	72	—	72
Stock-based compensation	—	—	641	—	—	641	—	641
Net income	—	—	—	361	—	361	598	959
Net dividend declared by joint ventures	—	—	—	—	—	—	(89)	(89)
Other comprehensive income	—	—	—	—	272	272	9	281
Balance as of June 30, 2020	$3,532	$41	$238,754	$(47,600)	$(6,365)	$188,362	$5,692	$194,054
Common stock options exercised	—	—	624	—	—	624	—	624
Sale of subsidiary shares to noncontrolling interests	—	—	396	—	—	396	—	396
Stock-based compensation	—	—	648	—	—	648	—	648
Net income	—	—	—	991	—	991	490	1,481
Other comprehensive loss	—	—	—	—	4,373	4,373	316	4,689
Balance as of September 30, 2020	$3,532	$41	$240,422	$(46,609)	$(1,992)	$195,394	$6,498	$201,892

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2020. During the three and nine months ended September 30, 2021, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2021, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cost of revenue	$188	$28	$263	$83
Selling, general and administrative	1,252	496	2,694	1,480
Research and development	199	124	473	369
Total stock-based compensation	1,639	648	3,430	1,932
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,639	$648	$3,430	$1,932

As of September 30, 2021, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.5 million, net of estimated forfeitures of $90,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2021 and December 31, 2020 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2021 and 2020.

The following table summarizes the stock option transactions during the nine months ended September 30, 2021 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2021	1,885	$4.42	6.17	$9,713
Granted	—	—
Exercised	(482)	3.30
Canceled and expired	—	—
Balance as of September 30, 2021	1,403	$4.80	5.78	$5,094
Options vested as of September 30, 2021 and unvested options expected to vest, net of forfeitures	1,397	$4.81	5.77	$5,064
Options exercisable as of September 30, 2021	1,081	$5.13	5.16	$3,605

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $8.33 on September 30, 2021, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2021	1,022	$5.27
Granted	67	$11.58
Vested	(139)	$5.85
Forfeited	(12)	$5.29
Non-vested as of September 30, 2021	938	$5.64

As of September 30, 2021, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.8 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years.

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

The Company's at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric is based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date.  The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2021 was $15.37. None of the at-risk, performance shares had vested as of September 30, 2021.

On February 17, 2021, the Compensation Committee recommended, and the Board approved, at-risk, performance shares under the Plan, wherein 75,420 shares were granted to Dr. Morris Young, our Chief Executive Officer, and 25,650 shares were granted to Gary Fischer, our Chief Financial Officer and Corporate Secretary.

A summary of the status of our unvested at-risk, performance shares as of September 30, 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares*	Share Value
Non-vested as of January 1, 2021	—	$—
Granted	152	$15.37
Vested	—	$—
Forfeited	—	$—
Non-vested as of September 30, 2021	152	$15.37

*The number of share presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of September 30, 2021, there was $1.4 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to AXT, Inc.	$3,800	$991	$11,610	$1,174
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income available to common stockholders	$3,756	$947	$11,478	$1,042
Denominator:
Denominator for basic net income per share - weighted-average common shares	41,460	40,152	41,237	39,978
Effect of dilutive securities:
Common stock options	691	575	887	510
Restricted stock awards	527	252	586	200
Denominator for dilutive net income per common shares	42,678	40,979	42,710	40,688
Net income attributable to AXT, Inc. per common share:
Basic	$0.09	$0.02	$0.28	$0.03
Diluted	$0.09	$0.02	$0.27	$0.03

Options excluded from diluted net income per share as the impact is anti-dilutive	124	1,036	21	1,298
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	138	218	112	347

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the board of directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Product Type:
Substrates	$26,155	$20,311	$74,433	$54,066
Raw Materials and Other	8,421	5,158	25,228	14,260
Total	$34,576	$25,469	$99,661	$68,326

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Geographical region:
China	$16,959	$10,568	$48,051	$23,045
Taiwan	3,825	3,333	11,836	12,908
Japan	3,393	2,233	8,551	5,265
Asia Pacific (excluding China, Taiwan and Japan)	1,946	1,446	5,159	4,503
Europe (primarily Germany)	4,939	4,689	16,785	15,017
North America (primarily the United States)	3,514	3,200	9,279	7,588
Total	$34,576	$25,469	$99,661	$68,326

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2021	2020
Long-lived assets by geographic region, net of depreciation:
North America	$1,376	$836
China	132,642	117,672
	$134,018	$118,508

Significant Customers

No customers represented 10% of our revenue for the three months ended September 30, 2021 and 2020, respectively. Our top five customers, although not the same five customers for each period, represented 25% and 29% of our revenue for the three months ended September 30, 2021 and 2020, respectively.

No customers represented 10% of our revenue for the nine months ended September 30, 2021 while two customers, Landmark and Osram Opto, represented 11% and 10%, respectively, of our revenue for the nine months ended September 30, 2020.  Our top five customers, although not the same five customers for each period, represented 26% and 33% of our revenue for the nine months ended September 30, 2021 and 2020, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 11% of our accounts receivable balance as of September 30, 2021, and two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs is primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Beginning accrued product warranty	$792	$352	$609	$387
Accruals for warranties issued	48	195	549	384
Adjustments related to pre-existing warranties including expirations and changes in estimates	(50)	171	(189)	99
Cost of warranty repair	(128)	(189)	(307)	(341)
Ending accrued product warranty	$662	$529	$662	$529

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2021, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2021 and 2020, includes a grant of $1.0 million and $0, respectively, from a Chinese provincial government agency as an award for relocating to its province. Other income (expense), net for the nine months ended September 30, 2021 and 2020, includes a grant of $1.0 million and $3.0 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $45,000 and loss of $135,000 for the three months ended September 30, 2021 and 2020, respectively. We incurred a foreign currency transaction exchange loss of $185,000 and loss of $126,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 14. Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. During the quarter ended September 30, 2021, we recorded a deferred tax asset of $1.8 million, which is included in “Other assets” in the condensed consolidated balance sheets.

We provide for income taxes based upon the geographic composition of worldwide earnings and tax regulations governing each region, particularly China. The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws, particularly in foreign countries such as China.

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2021 includes no interest and penalties. As of September 30, 2021, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for (benefit from) income taxes for the three and nine months ended September 30, 2021 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. The three months ended September 30, 2021, included a favorable credit resulting from an adjustment in deferred tax assets at our subsidiary, Tongmei. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created US subsidiary, AXT-Tongmei, and had a de minimis impact to the condensed consolidated results.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2021. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Contract liabilities	$(345)	$(374)
During the three and nine months ended September 30, 2021, the Company recognized $0 and $260,000 of revenue that was included in the contract balances as of December 31, 2020.

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

Note 16. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”), by and between the Company and Wells Fargo Bank, National Association (“Wells Fargo Bank”), which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility, which was never drawn down, was collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. On February 5, 2020, the Company entered into the First Amendment to Credit Agreement (the “First Amendment”), by and between the Company and Wells Fargo Bank, which reduced the $10 million secured revolving line of credit under the Credit Agreement to $7 million. The commitments under the Credit Agreement, as amended by the First Amendment, expired on November 30, 2020 and there were no loans thereunder. As of September 30, 2021, the Credit agreement has expired and no loans or letters of credit were outstanding.

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

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the credit facility contained an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the credit facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the credit facility with an annual interest rate of 4.7%. In September 2021, Tongmei repaid $3.1 million of the credit facility, including all outstanding accrued interest and simultaneously applied to renew the credit facility. In September 2021, the credit facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. As of September 30, 2021, $8.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of September 30, 2021. In December 2020, BoYu borrowed $1.5 million against the credit facility. The repayment of the full amount is due in December 2021. As of September 30, 2021, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. As of September 30, 2021, $3.1 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

As of September 30, 2021, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2021	$143
2022	586
2023	577
2024	288
2025	288
Thereafter	1,031
Total minimum lease payments	2,913
Less: Interest	(403)
Present value of lease obligations	2,510
Less: Current portion, included in accrued liabilities	(475)
Long-term portion of lease obligations	$2,035

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	6.61	7.15
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$425	$324

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease	$133	$128	$399	$383
Short-term lease expense	30	27	82	61
Total	$163	$155	$481	$444

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the China Securities Regulatory Commission (“CSRC”). Tongmei currently plans to submit its formal application to the CSRC in the fourth quarter of 2021 or in the first quarter of 2022. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO by December 31, 2022, or at all. In the event that Investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

The components of the change in redeemable noncontrolling interests for the nine months ended September 30, 2021 are presented in the following table (in thousands):

Balance as of January 1, 2021	$47,563
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	1,514
Increase in redeemable noncontrolling interests due to transfer of subsidiary with noncontrolling interests	1,242
Increase in redeemable noncontrolling interests due to formation of new subsidiary with noncontrolling interests	132
Equity issuance costs incurred for the nine months ended September 30, 2021	(1,526)
Net income attributable to redeemable noncontrolling interests	532
Effect of foreign currency translation attributable to redeemable noncontrolling interests	721
Balance as of September 30, 2021	$50,178

Note 19. Subsequent Event

In October 2021, our consolidated subsidiary, ChaoYang XinMei, received a loan from ChaoYang Xinshuo, one of two minority investors, in the amount of $0.9 million at an annual interest rate of 6.5%. Accrued interest is calculated monthly and paid annually. The loan is unsecured. The repayment of the full amount including any accrued interest is due October 30, 2024.

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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

All of our products are manufactured in the People’s Republic of China (PRC or China) by our PRC subsidiaries and PRC joint ventures. The PRC generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have smaller financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

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

Begun in 2017, the relocation of our gallium arsenide production lines is now completed. We entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Some of our larger, more sophisticated customers qualified gallium arsenide wafers from the new sites in 2020. A few customers are still in that process. Our new facilities enabled us to expand capacity and upgrade some of our equipment. The new buildings are large enough that we can install additional equipment if market demand increases or if we gain market share. We also acquired sufficient land to enable us to add facilities, if needed in the future. We believe our ability to add capacity gives us a competitive advantage. In addition, a new level of technological sophistication in our manufacturing capabilities will enable us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

On November 16, 2020 we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, 10 Investors had engaged with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in early January, 2021. Under

China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% noncontrolling interest in Tongmei. Pursuant to the investment agreements (“Capital Investment Agreements”) with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application for IPO to the China Securities Regulatory Commission (“CSRC”).  Tongmei currently plans to submit its formal application to the CSRC in the fourth quarter of 2021 or in the first quarter of 2022.  However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. Tongmei would be required to sell a minimum of 10% of its equity in the IPO. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company.

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

AXT, Inc. is neither a PRC operating company nor a variable interest entity. The following organization chart depicts the consolidated structure as of September 30, 2021;

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the nine months ended September 30, 2021, we paid approximately $892,000 in tariffs. In 2020, we paid approximately $1.3 million in tariffs. The future impact of tariffs and trade wars is uncertain.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2021 and December 31, 2020, our accounts receivable, net balance was $36.6 million and $24.6 million, respectively, which was net of an allowance for doubtful accounts of $130,000 and $217,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2021 and December 31, 2020, accrued product warranties totaled $662,000 and $609,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2021 and December 31, 2020, we had an inventory reserve of $19.2 million and $17.7 million, respectively, for excess and obsolete inventory and $61,000 and $162,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt securities as available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments - Debt Securities. All available-for-sale debt securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. We also review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns to identify and evaluate whether an allowance for expected credit losses or impairment would be necessary.

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the nine months ended September 30, 2021 and 2020.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended September 30, 2021 and 2020.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

The financial Performance Goal is a metric based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021.

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

Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. During the quarter ended September 30, 2021, we recorded a deferred tax asset of $1.8 million, which is included in “Other assets” in the condensed consolidated balance sheets.

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

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$26,155	$20,311	$5,844	28.8%	$74,433	$54,066	$20,367	37.7%
Raw materials and other	8,421	5,158	3,263	63.3%	25,228	14,260	10,968	76.9%
Total revenue	$34,576	$25,469	$9,107	35.8%	$99,661	$68,326	$31,335	45.9%

Revenue increased $9.1 million, or 35.8%, to $34.6 million for the three months ended September 30, 2021 from $25.5 million for the three months ended September 30, 2020. The substrate revenue increase for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. Raw materials sales increased $3.3 million, or 63.3%, to $8.4 million for the three months ended September 30, 2021 as compared to the same period in 2020. The raw materials revenue increase for the three months ended September 30, 2021 as compared to the same period in 2020 was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue increased $31.3 million, or 45.9%, to $99.7 million for the nine months ended September 30, 2021 from $68.3 million for the nine months ended September 30, 2020. The substrate revenue increase for the nine months ended September 30, 2021 as compared to the same period in 2020 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. Raw materials sales increased $11.0 million, or 76.9%, to $25.2 million for the nine months ended September 30, 2021 as compared to the same period in 2020. The raw materials revenue increase for the nine months ended September 30, 2021 as compared to the same period in 2020, was primarily the result of an increase in sales of refined gallium and pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2020 to 2021
	September 30,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
China	$16,959	$10,568	$6,391	60.5%
% of total revenue	49%	41%
Taiwan	3,825	3,333	492	14.8%
% of total revenue	11%	13%
Japan	3,393	2,233	1,160	51.9%
% of total revenue	10%	9%
Asia Pacific (excluding China, Taiwan and Japan)	1,946	1,446	500	34.6%
% of total revenue	6%	6%
Europe (primarily Germany)	4,939	4,689	250	5.3%
% of total revenue	14%	18%
North America (primarily the United States)	3,514	3,200	314	9.8%
% of total revenue	10%	13%
Total revenue	$34,576	$25,469	$9,107	35.8%

Revenue in China increased $6.4 million for the three months ended September 30, 2021, primarily due to higher demand for our InP and Ge wafer substrates and refined gallium and pBN crucibles sold by two of our consolidated subsidiaries. Revenue in Taiwan increased $0.5 million, primarily due to higher demand for our GaAs wafer substrates partially offset by decreased demand for our InP wafer substrates. Revenue in Japan increased $1.2 million primarily due to higher demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific increased by $0.5 million, primarily due to increased demand for our GaAs wafer substrates partially offset by decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased by $0.3 million primarily due to increased demand for our InP and GaAs wafer substrates partially offset by decreased demand for pBN crucibles sold by one of our consolidated subsidiaries and our Ge wafer substrates. Revenue in North America increased by $0.3 million due to higher demand for pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our InP wafer substrates.

	Nine Months Ended
	September 30,		Increase
	2021	2020	(Decrease)	% Change

	($ in thousands)
China	$48,051	$23,045	$25,006	108.5%
% of total revenue	48%	34%
Taiwan	11,836	12,908	(1,072)	(8.3)%
% of total revenue	12%	19%
Japan	8,551	5,265	3,286	62.4%
% of total revenue	9%	8%
Asia Pacific (excluding China, Taiwan and Japan)	5,159	4,503	656	14.6%
% of total revenue	5%	6%
Europe (primarily Germany)	16,785	15,017	1,768	11.8%
% of total revenue	17%	22%
North America (primarily the United States)	9,279	7,588	1,691	22.3%
% of total revenue	9%	11%
Total revenue	$99,661	$68,326	$31,335	45.9%

Revenue in China increased by $25.0 million for the nine months ended September 30, 2021, primarily due to increased demand for our InP, GaAs and Ge wafer substrates along with increased demand for pBN crucibles and refined gallium sold by two of our consolidated subsidiaries. Revenue in Taiwan decreased by $1.1 million primarily due to decreased demand for our InP wafer substrates partially offset by increased demand for our GaAs wafer substrates. Revenue in Japan increased $3.3 million primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our GaAs and Ge wafer substrates. Revenue in Europe increased $1.8 million, primarily due to increased demand for GaAs and InP wafer substrates partially offset by lower demand for our Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America increased $1.7 million, primarily due to increased demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by decreased demand for our GaAs wafer substrates.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$11,501	$8,823	$2,678	30.4%	$35,275	$21,113	$14,162	67.1%
Gross Profit %	33.3%	34.6%			35.4%	30.9%

Gross profit increased $2.7 million, or 30.4%, to $11.5 million for the three months ended September 30, 2021 from $8.8 million for the three months ended September 30, 2020. The increase in gross profit is attributed to higher revenue and a change in product mix.

Gross profit increased $14.2 million, or 67.1%, to $35.3 million for the nine months ended September 30, 2021 from $21.1 million for the nine months ended September 30, 2020. The increase in gross profit is attributed to higher revenue and a change in product mix.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$6,476	$4,623	$1,853	40.1%	$17,841	$14,119	$3,722	26.4%
% of total revenue	18.7%	18.2%			17.9%	20.7%

Selling, general and administrative expenses increased $1.9 million, or 40.1%, to $6.5 million for the three months ended September 30, 2021 from $4.6 million for the three months ended September 30, 2020. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, license and fees and professional service-related expenses.

Selling, general and administrative expenses increased $3.7 million, or 26.4%, to $17.8 million for the nine months ended September 30, 2021 from $14.1 million for the nine months ended September 30, 2020. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, professional service-related expenses, license and fees, directors and officers insurance and outside commissions.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$2,629	$2,023	$606	30.0%	$7,571	$4,973	$2,598	52.2%
% of total revenue	7.6%	7.9%			7.6%	7.3%

Research and development expenses increased $0.6 million, or 30.0%, to $2.6 million for the three months ended September 30, 2021 from $2.0 million for the three months ended September 30, 2020. The increase in research and development expenses for the three months ended September 30, 2021 was primarily due to personnel-related expenses and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Research and development expenses increased $2.6 million, or 52.2%, to $7.6 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020. The increase in research and development expenses for the nine months ended September 30, 2021 was primarily due to development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates, higher expense in our new product testing and personnel-related expenses.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$44	$70	$(26)	(37.1)%	$55	$138	$(83)	(60.1)%
% of total revenue	0.1%	0.3%			0.1%	0.2%

Interest expense, net decreased $26,000 or 37.1% for the three months ended September 30, 2021 as compared to the same period in 2020. Interest expense, net decreased primarily due to an increase in the amount of cash and cash equivalents held by us in September 2021 as compared to September 2020.

Interest expense, net decreased $83,000 or 60.1% for the nine months ended September 30, 2021 as compared to the same period in 2020. Interest expense, net decreased primarily due to an increase in the amount of cash and cash equivalents held by us in September 2021 as compared to September 2020.

Equity in Income (Loss) of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Income		September 30,		Equity in Income ( Loss)
	2021	2020	Change	% Change	2021	2020	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$1,061	$45	$1,016	2,257.8%	$3,674	$(243)	$3,917	1,611.9%
% of total revenue	3.1%	0.2%			3.7%	(0.4)%

The equity in income (loss) of unconsolidated joint venture companies was income of $1.1 million for the three months ended September 30, 2021 as compared to income of $45,000 for the three months ended September 30, 2020. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume.

The equity in income (loss) of unconsolidated joint venture companies was income of $3.7 million for the nine months ended September 30, 2021 as compared to a loss of $243,000 for the nine months ended September 30, 2020. The current year nine month income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and an increase in the selling price of gallium.

Other Income (Expense), Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income (Expense)		September 30,		Other Income
	2021	2020	Change	% Change	2021	2020	Change	% Change

	($ in thousands)				($ in thousands)
Other income (expense), net	$948	$(34)	$982	2,888.2%	$898	$2,940	$(2,042)	(69.5)%
% of total revenue	2.7%	(0.1)%			0.9%	4.3%

Other income (expense), net increased $1.0 million to an income of $1.0 million for the three months ended September 30, 2021 from an expense of $34,000 for the three months ended September 30, 2020. Other income (expense), net increased primarily due to a grant of $1.0 million received from a Chinese provincial government agency as an award for relocating to its province in September 2021, which did not occur in September 2020.

Other income (expense), net decreased $2.0 million to an income of $0.9 million for the nine months ended September 30, 2021 from an income of $2.9 million for the nine months ended September 30, 2020. Other income (expense), net decreased primarily due to grants totaling $3.0 million received from a Chinese provincial government agency, in the first half of 2020, as an award for relocating to its province in September 2020, compared to $1.0 million received from a Chinese provincial government agency as an award for relocating to its province in September 2021.

Provision for (benefit from) Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision for (benefit from) income taxes	$(135)	$637	$(772)	(121.2)%	$1,504	$1,923	$(419)	(21.8)%
% of total revenue	(0.4)%	2.5%			1.5%	2.8%

Provision for (benefit from) income taxes for the three and nine months ended September 30, 2021 was $(135,000) and $1.5 million. The three months ended September 30, 2021, included a favorable credit resulting from an adjustment in deferred tax assets at our consolidated subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created U.S. subsidiary, AXT-Tongmei, and had a de minimis impact to the condensed consolidated results. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net income attributable to		Nine Months Ended		Net income attributable to
			noncontrolling interests and				noncontrolling interests and
	September 30,		redeemable noncontrolling interests		September 30,		redeemable noncontrolling interests
	2021	2020	Change	% Change	2021	2020	Change	% Change
	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$696	$490	$206	42.0%	$1,266	$1,483	$(217)	(14.6)%
% of total revenue	2.0%	1.9%			1.3%	2.2%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $206,000 or 42.0% to $696,000 for the three months ended September 30, 2021, from $490,000 for the three months ended September 30, 2020, primarily due to the structural changes of the legal entities in China (see Note 1) and to a lesser degree, losses generated by ChaoYang XinMei.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests decreased $217,000 or 14.6% to $1.3 million for the nine months ended September 30, 2021, from $1.5 million for the nine months ended September 30, 2020, primarily due to lower profitability from one of our consolidated subsidiaries in China.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2021, our principal source of liquidity was $56.0 million, which consisted of cash and cash equivalents of $43.6 million and investments of $12.4 million. In the nine months ended September 30, 2021, cash and cash equivalents decreased by $29.0 million and investments increased by $6.4 million. The decrease in cash and cash equivalents of $29.0 million in the nine months ended September 30, 2021 was primarily due to net cash used in operating activities of $11.0 million, and net cash used in investing activities of $25.5 million, partially offset by net cash provided by financing activities of $7.4 million and the effect of exchange rate changes of $0.2 million. As of September 30, 2021, we and our consolidated subsidiaries in China held approximately $26.2 million in cash and investments in foreign bank accounts.

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

Net cash used in operating activities of $10.7 million for the nine months ended September 30, 2021 was primarily comprised of a net change of $29.3 million in operating assets and liabilities and income from equity method investments of $3.7 million, partially offset by a net income before income attributable to non-controlling interest and redeemable noncontrolling interests of $12.9 million, the adjustment for non-cash items of depreciation and amortization of $5.1 million, stock-based compensation of $3.4 million, and return of equity method investments (dividends) of $0.8 million.

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

Net cash used in investing activities of $25.5 million for the nine months ended September 30, 2021 was primarily from the purchase of property, plant and equipment of $19.1 million and purchases of available-for-sale debt securities of $6.7 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.2 million.

Net cash used in investing activities of $10.1 million for the nine months ended September 30, 2020 was primarily from the purchase of property, plant and equipment of $12.1 million and purchases of available-for-sale debt securities of $2.9 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $4.9 million.

Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2021, which consisted of proceeds from short-term loan of $5.8 million, common stock exercised of $1.6 million, formation of new subsidiary with noncontrolling interest of $1.3 million, proceeds from long-term loan, related party of $0.9 million and proceeds from sale of subsidiary shares to noncontrolling interests of $0.5 million, partially offset by repayment of short-term loan of $3.1 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the nine months ended September 30, 2021, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2021, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

As one of the first steps in the process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the CSRC. Tongmei currently plans to submit its formal application to the CSRC in the fourth quarter of 2021 or in the first quarter of 2022. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the credit facility contained an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the credit facility. In June 2021, the combined loans were renewed for approximately

$5.8 million and funded against the credit facility with an annual interest rate of 4.7%. In September 2021, Tongmei repaid $3.1 million of the credit facility, including all outstanding accrued interest and simultaneously applied to renew the credit facility. In September 2021, the credit facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. As of September 30, 2021, $8.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our majority-owned subsidiary, BoYu, entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of September 30, 2021. In December 2020, BoYu borrowed $1.5 million against the credit facility. The repayment of the full amount is due in December 2021. As of September 30, 2021, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. As of September 30, 2021, $3.1 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, our consolidated subsidiary, ChaoYang XinMei, received a loan from ChaoYang Xinshuo, one of two minority investors, in the amount of $0.9 million at an annual interest rate of 6.5%. Accrued interest is calculated monthly and paid annually. The loan is unsecured. The repayment of the full amount including any accrued interest is due September 30, 2024. As of September 30, 2021, $0.9 million was included in “Long-term debt, related party” in our condensed consolidated balance sheets

On July 27, 2021, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60,000,000 of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We currently expect to use the net proceeds from the sale of securities under the shelf registration statement for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary products, technologies or businesses.

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

Occasionally, one of our PRC subsidiaries or PRC raw material joint ventures declares and pays a dividend. For the nine months ended September 30, 2021 and 2020, the aggregate dividends paid to the Company, directly or to an intermediate entity of the Company, by its PRC subsidiaries and PRC raw material joint ventures were approximately $774,000 and $0, respectively. For the nine months ended September 30, 2021 and 2020, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $89,000, respectively. All of these distributions were paid to the PRC companies and the minority shareholders.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of September 30, 2021 and December 31, 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

We currently are using a hedging program to minimize the effects of currency fluctuations relating to the Japanese yen. While we may apply this program to other currencies, such as the Chinese renminbi, our hedging position is partial and may not exist at all in the future. It may not succeed in minimizing our foreign currency fluctuation risks. Our primary objective in holding these instruments is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The program is not designated for trading or speculative purposes. The company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to accounting considerations and the prohibitive economic cost of hedging particular exposures. However, even with our hedging program, we still experience gains and losses on foreign exchange from time to time.

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2021	Rate	Income	Income	Income
Cash and cash equivalents	$43,608	0.15%	$65	$59	$72
Investments in marketable debt	12,361	0.82%	101	91	111
			$166	$150	$183

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 11% of our accounts receivable balance as of September 30, 2021 and two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2021 and December 31, 2020, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of September 30, 2021 and December 31, 2020 totaled $9.3 million and $6.4 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although the relocation is completed and we are in volume production at the new sites, unforeseen manufacturing issues at the new sites could still occur. Problems could occur as we add capacity or comply with strict guidelines as customers perform their qualifications. All of this will require us to continue to diligently address the many details that arise at both of the new sites. A failure to properly accomplish this could result in disruption to our production and have a material adverse impact on our revenue, our results of operations and our financial condition. If we fail to meet the product qualification and volume requirements of a customer, we may lose sales to that customer. Our reputation may also be damaged. Any loss of sales could have a material adverse effect on our revenue, our results of operations and our financial condition.

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

On the evening of March 15, 2017, an electrical short-circuit fire occurred at our Beijing manufacturing facility. The electrical power supply supporting 2-inch, 3-inch and 4-inch gallium arsenide and germanium crystal growth was damaged and production in that area was stopped. In addition, a wastewater pipe was damaged resulting in a halt to wafer processing for four days until the pipe could be repaired. We were able to rotate key furnace hardware and use some of the 6-inch capacity for smaller diameter crystal growth production to mitigate the impact of the fire and resume production. If we are unable to recover from a fire or natural disaster, our business and operating results could be materially and adversely affected.

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

Since our consolidated subsidiaries and all of our joint venture raw material companies reside in China, their activities could subject us to a number of risks associated with conducting operations internationally, including:

●	unexpected changes in regulatory requirements that may limit our ability to manufacture, export the products of these companies or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;
●	the imposition of tariffs, trade barriers and duties;
●	difficulties in managing geographically disparate operations;
●	difficulties in enforcing agreements through non-U.S. legal systems;
●	political and economic instability, civil unrest or war;
●	terrorist activities that impact international commerce;
●	difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;
●	new or changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment;

●	new or changing PRC regulations and policies regarding data security and oversight by the Cyberspace Administration of China of our consolidated subsidiaries and all of our joint venture raw material companies; and
●	nationalization of foreign-owned assets, including intellectual property.

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the CSRC. Tongmei currently plans to submit its formal application to the CSRC in the fourth quarter of 2021 or in the first quarter of 2022. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until mid-2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $55.0 million. We have utilized net operating losses for certain states. In June 2020, California's Governor signed AB 85 suspending California net operating loss utilization, effective for tax years 2020, 2021 and 2022. As of September 30, 2021, we have approximately $122,000 in net operating loss carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

AXT, INC.

Dated: November 12, 2021	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)