Form 10-K
period 2021-12-31
AXT INC
filed 2022-03-15
CIK 1051627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of $10.98 for the common stock on June 30, 2021 as reported on the Nasdaq Global Select Market, was approximately $351,452,364. Shares of common stock held by each officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 1, 2022, 42,960,477 shares, $0.001 par value, of the registrant’s common stock were outstanding.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to the relocation of our gallium arsenide production lines, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market, the timing and completion of such listing of shares of Tongmei on the STAR Market are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include, but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China; COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Annual Report on Form 10-K, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this annual report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this annual report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

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

InP is a high-performance semiconductor substrate used in broadband and fiber optic applications, 5G infrastructure and data center connectivity. InP substrates are also used in biometric wearables and other health monitoring applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including high brightness light emitting diodes (HBLEDs) that are often used to backlight wireless handsets and liquid crystal display (LCD) TVs and also used for automotive panels, signage, display and lighting applications. GaAs wafers could also be used for making vertical cavity surface emitting lasers (VCSELs) and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

Our supply chain strategy includes partial ownership of raw material companies. Two of these companies are consolidated. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. In prior years, a third company was consolidated, but, in the first quarter of 2019, we sold a portion of our ownership to our investment partner and, as of March 11, 2019, we ceased to consolidate this company. Our substrate product group generated 75%, 79% and 81% of our consolidated revenue and our raw materials product group generated 25%, 21% and 19% for 2021, 2020 and 2019, respectively.

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

The Beijing city government is moving its offices into the district where our original manufacturing facility is currently located and is in the process of moving thousands of government employees into this district. The government has constructed showcase tower buildings and overseen the establishment of new apartment complexes, retail stores and restaurants. A large park, named Green Heart City Park, was built across the street from our facility and Universal Studios has developed an amusement park within a few miles of our facility. To create room and upgrade the district, the city instructed virtually all existing manufacturing companies, including AXT, to relocate all or some of their manufacturing lines. We were instructed to relocate our gallium arsenide manufacturing lines. For reasons of manufacturing efficiency, we elected to also move part of our germanium manufacturing line. Our indium phosphide manufacturing line, as well as various administrative and sales functions, will remain primarily at our original site.

Begun in 2017, the relocation of our gallium arsenide production lines is now completed. We entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to our new manufacturing facility in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to our new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Some of our larger, more sophisticated customers qualified gallium arsenide wafers from the new sites in 2020. A few customers, as well as prospective customers, are still in that process. Our new facilities enabled us to expand capacity and upgrade some of our equipment. The new buildings are large enough that we can install additional equipment if market demand increases or if we gain market share. We also acquired sufficient land to enable us to add facilities, if needed in the future. We believe our ability to add capacity gives us a competitive advantage. In addition, a new level of technological sophistication in our manufacturing capabilities will enable us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 10 private equity funds, had engaged with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations, these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% noncontrolling interest in Tongmei.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the Shanghai Stock Exchange and is accepted for review. Tongmei submitted the application in December 2021 and it was formally accepted for review on January 10, 2022.  If the Shanghai Stock Exchange approves the formal application, then the Shanghai Stock Exchange will forward it to the Chinese Securities Regulatory Commission (“CSRC”) for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes the IPO then the redemption right is canceled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

An additional step in the STAR Market IPO process involves certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, Nanjing JinMei Gallium Co., Ltd. (“JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”) and its subsidiaries were assigned to Tongmei in December 2020. As of June 30, 2021, AXT-Tongmei, Inc., a wholly owned subsidiary of AXT (“AXT-Tongmei”), was assigned to Tongmei. The assignment to Tongmei of JinMei, BoYu and its subsidiaries, and AXT-Tongmei will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). The following organization chart depicts the consolidated structure as of December 31, 2021;

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States and we expect the volume to increase. In 2021, 2020 and 2019, we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Silicon substrates dominate the semiconductor substrate market. Silicon wafers are larger in diameter and significantly lower in cost. AXT and our competitors exist because the laws of physics prevent certain functions from performing properly, or at all, if silicon material is used as the wafer substrate. Our substrate wafers are used when a typical silicon substrate wafer cannot meet the performance requirements of a semiconductor chip or optoelectronic device. Demand for higher performance non-silicon-based wafer substrates, such as the substrates in which AXT specializes, is expected to increase as new applications are adopted. In contrast to the ever-more complex electronic circuit designs and the skill sets required to accomplish such designs, the knowledge base and skill sets required for AXT and our competitors are material science-based. We do not design or manufacture the semiconductor chips and other electronic circuits. Instead we apply our deep knowledge in material science to grow single crystal ingots that are then sliced into individual wafer substrates. We add value by researching, developing and producing the specialty material wafers. This places us at the beginning of the semiconductor “food chain”.

InP is a high-performance semiconductor substrate used in broadband and fiber optic applications and data center connectivity. InP substrates can also be used in 5G and health and well-being biometric applications. In recent years, InP demand has increased. Semi-insulating GaAs substrates are used to create various high-speed microwave components, including power amplifier chips used in cell phones, satellite communications and broadcast television applications. Semi-conducting GaAs substrates are used to create opto-electronic products, including HBLEDs that are often used to backlight wireless handsets and LCD TVs and also used for automotive panels, signage, display and lighting applications. GaAs wafers could also be used for making VCSELs and micro-LEDs targeting improved screen technology. Ge substrates are used in applications such as solar cells for space and terrestrial photovoltaic applications.

The AXT Advantages

We believe that we benefit from the following advantages:

●	New facilities, equipment and added capacity. We believe we are the only company in our industry to have recently added significant new facilities, equipment and capacity. Although current customers and prospective customers previously viewed our relocation process as a risk, we believe our success in managing this process now positions us as the “go to” supplier with a state of the art manufacturing line, a proven ability to add capacity and a commitment to continuous improvement.

●	Funds from the recent private equity investments in Tongmei and the anticipated future IPO of Tongmei are viewed favorably by our customers, prospective customers and government agencies in China. New applications using InP and GaAs wafer substrates could require significant capital investments to add capacity, purchase and install advanced process and test equipment or construct additional facilities. We believe customers view the funds raised in December 2020 and January 2021, and intended to be raised in the IPO, as a sign of our commitment to meet their needs and to deploy this capital to increase capacity as needed. Further, we believe Tongmei is viewed more favorably by local government agencies in light of its intention to go public on the STAR Market.

●	Key leadership in InP technology and revenue growth. We believe our InP wafers have the lowest defect densities, stress and slip lines on the market, enabling our customers to achieve the highest wafer fab and device yields. We have developed a strong base of proprietary InP technology that we continue to expand. There are significant barriers to entry in the InP substrate market and currently, there are only three primary suppliers, including AXT. We believe that this market will continue to expand and grow. We intend to promote our track record of successfully adding capacity as the market expands.
●	Key provider of low defect density GaAs wafer substrates. In recent years customer demand for low etch pit density (“EPD”) GaAs wafer substrates has increased, particularly for LED lighting, the deployment of 3-D sensing for facial recognition in cell phones and world facing camera technology in cell phones. The requirement of low EPD is a barrier to entry and we believe there are a limited number of potential substrate providers that can meet this requirement, including AXT. As we qualify low EPD wafers from our new location, we believe the quality of our low EPD wafers and our ability to expand manufacturing capacity quickly will enable us to support new applications and generate additional revenue.
●	Proprietary process technology drives manufacturing. In our industry, the single crystal growth process and the wafer manufacturing process incorporate proprietary process technology. We have a substantial body of proprietary process technology and we believe this gives us a competitive advantage, especially in InP. This also creates a barrier to entry.
●	Low-cost manufacturing operation in China. Since 2004, we have manufactured all of our products in China, which generally has favorable costs for facilities and labor compared to costs of comparable facilities and labor in the United States, Japan or Europe. As of December 31, 2021, 1,358 of our 1,387 employees (including employees at our Beijing, Kazuo and Dingxing facilities as well as our consolidated raw material companies) were located in China. Our primary competitors have their major manufacturing operations in Germany or Japan. Our presence in China also enables us to closely manage our raw materials supply chain.
●	We believe that we are the only compound semiconductor substrate supplier to have a position in raw materials. We have partial ownership of raw material companies in China that form an integral part of our supply chain. We believe our subsidiaries and raw material companies in China provide us with a more reliable supply of, and shorter lead-times for, the raw materials central to our final manufactured products compared to third-party providers. We believe that this dedicated supply chain will enable us to meet increases in demand from our customers by providing an increased volume of raw materials quickly, efficiently and cost effectively.
●	Our diverse product offering results in a broader range of customers and applications. We offer a diverse range of products and are able to provide custom-defined products that meet our customers’ specifications. We have a strong technical sales support team that engages with our customers and understands their product requirements. A significant percentage of the members of our team that engage with customers have PhDs in physics or materials science. This combination of technical sales strength and our willingness to accept our customers’ unique product specifications results in a broad range of customers and applications. As demand for our wafer substrates expands it could strain the supply of raw materials making our business model even more important.
●	Enhanced revenue diversity through the sale of raw materials. Our strategy allows our consolidated subsidiaries to also sell raw materials in the open market to third parties. Revenue from non-substrate products provides further diversity in our customer base and business model.
●	Business model unique among current competitors. We believe we are the only publicly traded company producing InP, GaAs and Ge wafer substrates. Our direct competitors are either privately owned companies or divisions within very large companies that are publicly listed in Japan. We believe the combination of access to U.S. and China capital markets, China-based manufacturing and a unique strategy for the supply of many of the raw materials we need is a competitive advantage as well as an attractive business model to our customers.

Strategy

Our goal is to become the leading worldwide supplier of high-performance compound and single element semiconductor substrates. Key elements of our strategy include:

Promote our strengths in InP. As cloud-based data centers continue to combine integrated circuits and InP-based lasers to transfer data through light, we believe there will be increased demand for InP substrates. More recently InP is being used in 5G infrastructure. Future applications could include driverless cars, 5G in cell phones and health and well-being biometric wearables.

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

Target GaAs based 3-D and Time of Flight sensing array applications in mobile devices. Although 3-D sensing has not yet been widely adopted and embraced, we believe its use in world-facing cameras will accelerate adoption and generate a significant impact for high-quality GaAs suppliers. We believe 3-D sensing technology will also be used as sensors in driverless automobiles. The GaAs substrate requirements for 3-D sensing applications include very low defect densities or etch pitch densities. We intend to capture opportunities in these markets by promoting our strengths and capabilities.

Analyze and monitor the potential market for GaAs-based micro-LEDs.  There is growing interest in developing micro-LEDs for advanced screen technology.  If such technology is adopted successfully for use in smart phones, then the total available market could be significant and we would endeavor to serve that market.

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

AXT uses its proprietary vertical gradient freeze (VGF) technology for growing single crystal Indium Phosphide (InP), Gallium Arsenide (GaAs) and Germanium (Ge) ingots. After growing the crystalline ingot, the ingot is then sliced into individual substrates or wafers. Before specialty material wafers can be used, a thin layer of structured chemicals is grown on the surface of the substrate. This is called an epitaxial layer. We do not grow the epitaxial layer as it is a complicated and highly technical process. We sell the majority of our substrates to companies that specialize in applying the epitaxial layer. The wafers are then used to produce state-of-the-art electronic and opto-electronic devices and circuit applications.

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

With the recent evolution in several applications, InP lasers are projected to play a dominant role in the optoelectronics arena, e.g. silicon photonics (where InP lasers are a key component), autonomous cars (where special wavelength InP-based lasers are used for object sensing and collision avoidance) and health and well-being biometric wearables. Crystal growth process technology frequently contains steps and procedures that are considered proprietary secrets held by the producer, often including methods to control the temperature within the crucible. InP crystal growth relies on extreme pressure within the crucible. As such it requires not only temperature control methodologies, but also pressure control and stabilization process methodologies, many of which AXT considers proprietary trade secrets. It is this combination of variables and the required methods to control them that create a barrier to entry. We believe our long-term investment in InP research and development has resulted in a substantive body of proprietary knowledge.

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

Products

We have two product lines: specialty material substrates and raw materials integral to these substrates. We design, develop, manufacture and distribute high-performance semiconductor substrates, also known as wafers. Through the two consolidated subsidiaries in our supply chain, we also sell certain raw materials. InP is a high-performance semiconductor substrate used in fiber optic lasers and detectors, passive optical networks (PONs), telecommunication, 5G infrastructure, metro and data center connectivity, silicon photonics (data centers), photonic ICs (PICs), terrestrial solar cell (CPV), lasers, RF amplifiers (military wireless), infrared motion control and infrared thermal imaging. We make semi-insulating GaAs substrates used in making semiconductor chips in applications such as power amplifiers for wireless devices, high-performance transistors and high efficiency solar cells for drones. Our semi-conducting GaAs substrates are used to create opto-electronic products, which include High Brightness LEDs that are often used to backlight wireless handsets and LCD TVs and for automotive, signage, display and lighting applications, as well as high power industrial lasers for material processing (welding, cutting, drilling, soldering, marking and surface modification). Our semi-conducting GaAs substrates can be used to make micro-LEDs for advanced screen technologies and to create opto-electronic products for 3-D sensing using VCSELs. Ge substrates are used in emerging applications, such as triple junction solar cells for space and terrestrial photovoltaic applications and for optical applications.

Substrates. We currently sell compound substrates manufactured from InP and GaAs, as well as single-element substrates manufactured from Ge. We supply InP substrates in two-, three- and four-inch diameters, and Ge substrates in two-, four- and six-inch diameters. We supply both semi-insulating and semi-conducting GaAs substrates in one-, two-, three-, four-, five- and six-inch diameters. Many of our customers require customized specifications, such as special levels of iron or sulfur dopants or a special wafer thickness. We are developing 6-inch InP wafers and 8-inch GaAs wafers.

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

Customers

Before specialty material wafers can be processed in a typical wafer manufacturing facility that constructs the electronic circuit, laser or optical device on a chip, a thin layer of structured chemicals is grown on the surface of the substrate. This is called an epitaxial layer. We do not grow the epitaxial layer. We sell our substrates to companies that apply the epitaxial layer, who then in turn sell the modified wafers to the wafer fabs, chip design companies, LED manufacturers and others. Some customers do both the epitaxial layer and wafer fabrication.

Epitaxial layer companies that form our customer base are located in Asia, the United States and Europe. We also sell our products to universities and other research organizations that use specialty materials for experimentation in various aspects of semi-conducting and semi-insulating applications. Our customers that purchase raw materials are located in Asia, the United States and Europe.

We have at times sold a significant portion of our products in any particular period to a limited number of customers. No customer represented more than 10% of our revenue for the year ended December 31, 2021 and one customer, Landmark, represented 11% and 15% of our revenue for the years ended December 31, 2020 and 2019, respectively. Our top five customers, although not the same five customers for each period, represented 26% of our revenue for the year 2021, 32% of our revenue for 2020 and 40% of our revenue for 2019.

For the year ended December 31, 2021, three customers of our consolidated subsidiaries, in aggregate, accounted for 28% of raw material sales. For the year ended December 31, 2020, three customers of our consolidated subsidiaries, in aggregate, accounted for 31% of raw material sales and for the year ended December 31, 2019, three customers accounted for 48% of raw material sales. Our subsidiaries and consolidated raw material companies are a key strategic benefit for us as they further diversify our sources of revenue.

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

Together with certain subsidiaries we have partial ownership of 10 raw material companies in China that form the backbone of our supply chain model. These companies generally provide us with reliable supply, market trend visibility, and shorter lead-times for raw materials central to our manufactured products, including gallium, gallium alloys, indium phosphide poly-crystal, arsenic, germanium, germanium dioxide, high purity arsenic, pBN and boron oxide. We believe that these raw material companies have been and will continue to be advantageous in allowing us to procure materials to support our planned growth. In addition, we purchase supply parts, components and raw materials from several other domestic and international suppliers. We depend on a single or limited number of suppliers for certain critical materials used in the production of our substrates, such as quartz tubing, arsenic, phosphorus and polishing solutions. We generally purchase our materials through standard purchase orders and not pursuant to long-term supply contracts.

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

International Sales. International sales are a substantial part of our business. Sales to customers outside North America (primarily the United States) accounted for approximately 90% of our revenue during each of 2021, 2020 and 2019. The primary markets for sales of our substrate products outside of North America are to customers located in Asia and Western Europe. We occasionally receive small orders from customers located in Israel and Russia.

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

We have assembled a multi-disciplinary team of skilled scientists, engineers and technicians to meet our research and development objectives. Research and development expenses were $10.3 million in 2021, compared with $7.1 million in 2020 and $5.8 million in 2019. Development work focusing on yield, continuous improvement and other matters related to our research and development efforts also occurs within regular manufacturing processes. These costs are included in our cost of revenue because it is difficult to isolate them as research and development.

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

A majority of our customers specialize in epitaxial growth, a complex series of chemical layers grown on top of our wafers. Our wafers cannot be used to make chips until the epitaxial layers are grown. Typically, our customer or prospective customer has at least two qualified substrate suppliers. Qualified suppliers must meet industry-standard specifications for quality, on-time delivery and customer support. Once a substrate supplier has qualified with a customer, price, consistent quality and current and future product delivery lead times become the most important competitive factors. A supplier that cannot meet a customer’s current lead times or that a customer perceives will not be able to meet future demand and provide consistent quality can lose market share. Our primary competition in the market for compound and single element semiconductor substrates includes Sumitomo Electric Industries (“Sumitomo”), Japan Energy (“JX”), Freiberger Compound Materials (“Freiberger”), Umicore, China Crystal Technology Corp. (“CCTC”) and Vital Materials. We believe that at least two of our competitors are shipping high volumes of GaAs substrates manufactured using a process similar to our VGF technology. In addition, we also face competition from semiconductor device manufacturers that may use other specialty material substrates that are not GaAs, InP or Ge based materials and that are actively exploring alternative materials. For example, silicon-on-insulator (“SOI”) technology, a silicon wafer technology that produces satisfactory devices at lower cost, has been proven in the market. From 2012 to 2015, SOI technology displaced GaAs chips in key sectors, primarily the radio frequency (“RF”) switching function in cell phones.

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

In addition to proprietary process trade secrets, we also file patents. To date, we have been issued 75 patents related to our VGF products and processes; 50 in China, 11 in the United States, seven in Japan, two in Taiwan, three in the European Union, one in Canada and one in South Korea. Patents normally have a protected life of 20 years from their filing dates. Our patents have expiration dates ranging from 2022 to 2038.  In some cases we may consider filing divisional, continuation or continuation-in-part of the existing patents for additional claims. We currently have 23 patent applications pending, including five in China, three in the United States, three in Japan, four in Taiwan, four in Europe and four in rest of the world. Furthermore, in aggregate, our consolidated raw material companies have been issued 59 patents in China, including 44 patents issued to BoYu and 15 patents issued to JinMei.

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

Human Capital

As of December 31, 2021, AXT and Tongmei had 1,008 employees, which consisted of 28 employees in our headquarters in Fremont, California, one sales professional in France and 979 employees in our factories in China. In addition, our consolidated raw material companies had, in total, 391 employees. In aggregate, we and our consolidated raw material companies had 1,399 employees, of whom 1,023 were principally engaged in manufacturing, 189 in sales and administration and 187 in research and development. Of these 1,399 employees, 28 were located in the United States, one in France and 1,370 in China. Our employees in China are citizens of China, have families and pay taxes in China. We believe these factors are viewed favorably by government agencies in China.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care and paid time off. Most of our employees in China are represented by unions. As of December 31, 2021, 1,151 employees in China, including employees of our consolidated raw material companies, were represented by unions. We have never experienced a work stoppage and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	General Risk Factors;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.

I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in this Annual Report is prepared by an independent registered public accounting firm who is currently inspected fully by the Public Company Accounting Oversight Board (the “PCAOB”), there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.
●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if Tongmei fails to achieve the IPO on or before December 31, 2022. This could result in disgorging the cash that we raised from the investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our income statement. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

II.	General Risk Factors

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in the past, and negatively impacted our financial results. In 2021 and 2020, the companies accounted for under the equity method of accounting contributed a gain of $4.4 million and $0.1 million, respectively, to our consolidated financial statements. In 2019, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million to our consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our raw material companies cannot reduce their production costs, then the reduced average selling prices of the raw materials will have a continuing adverse impact on our revenue, gross margins and net profit.

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

Although we are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, in the event we inadvertently concluded that we do not require any permissions or approvals from the CSRC or other PRC central government authorities to complete a public offering of securities or applicable laws, regulations, or interpretations change, we may be required to obtain such permissions or approvals to complete such a public offering of securities.

We are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs. Accordingly, we do not require any permissions or approvals from the CSRC or other PRC government authorities to complete a public offering of securities in the U.S. However, in the event that we inadvertently concluded that such permission or approvals are not required or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future and we fail to obtain such permissions or approvals, then we may not be able to complete a public offering of securities in the U.S. We may face sanctions by the CSRC or other PRC government authorities or pressure from the PRC government in various business matters for failure to obtain such permissions or approvals. These sanctions or pressure may include fines and penalties on our operations in China, limitations on our operating privileges in China, restrictions on or prohibition of the payments or remittance of dividends by our subsidiaries in China, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice. The PRC central government may also exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our common stock.

The PRC central government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. There are uncertainties regarding the enforcement by the PRC central government of laws in China and the rules and regulations in China can change quickly with little advance notice. In the past, we have experienced such intervention or influence by the PRC central government and a change in the rules and regulations in China when we were instructed by the Beijing municipal government to relocate our gallium arsenide manufacturing facility in Beijing and expect that such intervention or influence or change in the rules and regulations in China could occur in the future. Any such intervention or influence or change in the rules and regulations in China could result in a material change in our PRC operations and/or the value of our common stock. The PRC central government may also exert more control over offerings conducted overseas and/or foreign investment in China-based issuers, which could result in a material change in our operations and/or the value of our common stock. The PRC central government may also seek to significantly limit or completely hinder our ability to offer or continue to offer our securities to investors and cause the value of such securities to significantly decline or be worthless.

Dividends from within Our Corporate Structure.

Occasionally, one of our PRC subsidiaries or PRC raw material joint ventures declares and pays a dividend. These dividends generally occur when the PRC joint venture declares a dividend for all of its shareholders. We have no current intentions to distribute to our investors earnings under our corporate structure. Dividends paid to the Company are subject to a 10% PRC withholding tax. The Company is required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds in or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than PRC foreign exchange restrictions, the Company is not subject to any PRC restrictions and limitations on its ability to distribute earnings from its businesses. If SAFE approval is denied the dividend payable to the Company would be owed but would not be paid.

Our PRC subsidiaries and PRC joint ventures are subject to data security oversight.

Our PRC subsidiaries and PRC joint ventures are subject to oversight by the Cyberspace Administration of China (the “CAC”) regarding data security. Except for routine personal information necessary to process payroll and other benefits and emergency contact information, our PRC subsidiaries and PRC joint ventures do not collect or maintain personal information. Although we are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, cybersecurity is increasingly a focus of the central government and the CAC could require AXT to comply with PRC cybersecurity regulations, which could cause us to make changes to our operations that could materially harm our business, financial condition and results of operations.

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

All of our wafer substrates are manufactured in China and in the years 2021 and 2020, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

We are subject to foreign exchange gains and losses that may materially impact our income statement.

We are subject to foreign exchange gains and losses that may materially impact our statements of operations. For example, in 2021 and 2020 we incurred foreign exchange losses of $434,000 and $411,000, respectively.

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

We manufacture our substrates in China and, in 2021, approximately 90% of our sales were to customers located outside the United States. Further, we have partial ownership of raw material companies in China as part of our supply chain. The United States’ current foreign policy has created uncertainty and caution in the international business community, resulting in disruptions in manufacturing, import/export, trade tariffs, sales, investments and other business activity. Such disruptions have had an adverse impact on our financial performance and could continue in the future.

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

Although the audit report is prepared by an independent registered public accounting firm who is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

Our independent registered public accounting firm, BPM LLP, is registered with the PCAOB and is subject to regular inspections by the PCAOB to assess its compliance with the applicable professional standards. Although we have operations in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our auditor is currently inspected fully by the PCAOB.

Inspections of other an independent registered public accounting firms conducted by the PCAOB outside China have at times identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating independent registered public accounting firms’ audits and their quality control procedures. As a result, to the extent that any component of our independent registered public accounting firm’s work papers are or become located in China, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular PRC laws, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq Global Select Market of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting companies based in China from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCA Act”), which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in issuers based in China and summarizing enhanced disclosures the SEC recommends issuers based in China make regarding such risks. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCA Act. We will be required to comply with these rules if the SEC identifies us as having a “non-inspection” year (as defined in the interim final rules) under a process to be subsequently established by the SEC. The SEC is assessing how to implement other requirements of the HFCA Act, including the listing and trading prohibition requirements described above. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq Global Select Market or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction and was approved by the SEC on November 5, 2021.

While we believe that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Delisting of our common stock would force holders of our common stock to sell their shares. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

On January 10, 2022, the Shanghai Stock Exchange accepted for review the formal application of Tongmei to list its shares in an IPO on the STAR Market. If the Shanghai Stock Exchange approves the formal application, then the Shanghai Stock Exchange will forward it to the CSRC for review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until second half of 2022. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $43.5 million. We have utilized all state net operating losses, primarily in the state of California, as of December 31, 2021. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited.  In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period.  Similar rules may apply under state tax laws.  We might have undergone prior ownership changes, and we may undergo ownership changes in the future, which may result in limitations on our net operating loss carryforwards and other tax attributes.  Any such limitations on our ability to use our net operating loss carryforwards and other tax attributes could adversely impact our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of March 12, 2022 are as follows:

	Square
Location	Feet	Principal Use	Ownership
Fremont, CA	19,467	Administration	Operating lease, expires November 2023
Beijing, China	141,524	Production and Administration	Owned by AXT / Tongmei
DingXing, China	193,621	Production	Owned by AXT / Tongmei
Kazuo, China	528,390	Production	Owned by AXT / Tongmei
Kazuo, China	75,703	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.*
Tianjin, China	146,012	Production and Administration	Owned by Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd., *
Kazuo, China	190,597	Production	Owned by ChaoYang JinMei Gallium Ltd.,*

*	Raw material companies consolidated in our consolidated financial statements.

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

	High	Low
2021
First Quarter	$15.84	$9.62
Second Quarter	$12.56	$8.45
Third Quarter	$11.00	$6.53
Fourth Quarter	$9.60	$7.03
2020
First Quarter	$4.92	$1.85
Second Quarter	$5.99	$2.76
Third Quarter	$6.42	$4.42
Fourth Quarter	$11.65	$5.44

As of March 7, 2022, there were 169 holders of record of our common stock. Because many shares of AXT’s common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock.

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Dividends accrue on our outstanding Series A preferred stock at the rate of $0.20 per annum per share of Series A preferred stock. The 883,000 shares of Series A preferred stock issued and outstanding as of December 31, 2021 are valued at $3,532,000 and are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by our board of directors, and a $4.00 per share liquidation preference over common stock that must be paid before any distribution is made to the holders of our common stock. These shares of preferred stock were issued to shareholders of Lyte Optronics, Inc. in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999. By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we include such cumulative dividends in “Accrued liabilities” in our consolidated balance sheets. No shares were repurchased during 2021, 2020 and 2019 under this program. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

Issuer Purchases of Equity Securities

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2021 or 2020 under this program. As of December 31, 2021 and 2020, approximately $2.7 million remained available for future repurchases under this program, respectively.

Comparison of Stockholder Return

Set forth below is a line graph comparing the annual percentage change in the cumulative total return to the stockholders of the Company on our common stock with the CRSP Total Return Index for the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Electronic Components Index for the period commencing December 31, 2016 and ending December 31, 2021.

	12/16	12/17	12/18	12/19	12/20	12/21
AXT, Inc.	100	181.25	90.63	90.63	199.37	183.54
NASDAQ Composite	100	129.64	125.96	172.17	249.51	304.85
NASDAQ Electronic Components	100	142.31	124.99	187.76	271.08	409.17

Item 6. Reserved

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2021 and 2020, our accounts receivable, net balance was $34.8 million and $24.6 million, respectively, which was net of an allowance for doubtful accounts of $130,000 and $217,000 as of December 31, 2021 and 2020, respectively. During 2021, we decreased the allowance for doubtful accounts by $87,000 due to the write-off of accounts receivable for a customer. During 2020, we increased the allowance for doubtful accounts by $183,000 due to the poor financial condition of a few customers. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2021 and 2020, accrued product warranties totaled $743,000 and $609,000, respectively. The increase in accrued product warranties is primarily attributable to two customers who claimed certain wafers did not meet their specifications. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted average cost method. Our inventory consists of raw materials as well as finished goods and work-in-process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a reserve for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of December 31, 2021 and 2020, we had an inventory reserve of $19.6 million and $17.7 million, respectively, for excess and obsolete inventory and $66,000 and $162,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

Impairment of Investments

We classify marketable investments in debt securities as available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt Securities. All available-for-sale debt securities with a quoted market value below cost (or adjusted cost) are reviewed in order to determine whether the decline is other-than-temporary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the debt securities for a period of time sufficient to allow for any anticipated recovery in market value. We also review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns to identify and evaluate whether an allowance for expected credit losses or impairment would be necessary.

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

For the years ended December 31, 2021 and 2020, we had no impairment charges. For the year ended December 31, 2019, we recorded an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest. After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheet and classified as Level 3 assets and liabilities. As of December 31, 2021 and 2020, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to such assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value. We had no “Assets held for sale” or any impairment of long-lived assets on the consolidated balance sheets as of December 31, 2021 and 2020.

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

Results of Operations

Overview

We were founded in 1986 to commercialize and enhance our proprietary VGF technology for producing high-performance compound semiconductor substrates or wafers. We have one operating segment and two product lines: specialty material substrates and raw materials used to make such substrates or other related products. We recorded our first substrate sales in 1990 and our substrate products currently include indium phosphide (InP), gallium arsenide (GaAs) and germanium (Ge) substrates used to produce semiconductor devices for use in applications such as fiber optic and wireless telecommunications, light emitting diodes (LEDs), lasers and for solar cells for space and terrestrial photovoltaic applications. Our two raw material companies sell, among other items, purified gallium and pBN crucibles.

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

Our annual revenue increased in 2021 from $95.4 million in 2020 to $137.4 million in 2021 an increase of 44.1%. Our annual revenue increased in 2020 from $83.3 million in 2019 to $95.4 million in 2020 an increase of 14.5%. Our annual revenue decreased in 2019 by 18.7% to $83.3 million. For the years ended in 2018, 2017 and 2016 our revenue grew each year. Our revenue increased in 2018 by 3.8% to $102.4 million, in 2017 by 21.2% to $98.7 million and in 2016 by 5.0% to $81.3 million. In 2021, our gross margin increased from 31.7% of total revenue in 2020 to 34.5% of total revenue in 2021. In 2020, our gross margin increased from 29.8% of total revenue in 2019 to 31.7% of total revenue in 2020. Our gross margin declined in 2019 to 29.8% of total revenue from 36.2% of total revenue in 2018.

Revenue

	Years Ended Dec. 31			2020 to 2021		2019 to 2020
				Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change
Product Type:
Substrates	$103,026	$75,587	$67,849	$27,439	36.3%	$7,738	11.4%
Raw materials and other	34,367	19,774	15,407	14,593	73.8%	4,367	28.3%
Total revenue	$137,393	$95,361	$83,256	$42,032	44.1%	$12,105	14.5%

Revenue increased $42.0 million, or 44.1%, in 2021 from $95.4 million in 2020. The $27.4 million increase in wafer substrate sales was led by strong demand for InP wafer substrates for 5G applications and data center upgrades (silicon photonics). GaAs revenue also grew as the result of increased demand for LED products, industrial lasers and other applications requiring low defect densities in the wafer substrate. Revenue from Ge wafer substrates increased modestly, primarily as a result of higher demand from our customers in China. The $14.6 million raw materials revenue increase as compared to the same period in 2020 was primarily the result of increased revenue from sales of purified gallium and favorable pricing. In addition, increased demand for pBN crucibles and pBN-based OLED manufacturing tools resulted in increased revenue for BoYu, one of our consolidated raw material companies.

Revenue increased $12.1 million, or 14.5%, in 2020 from $83.3 million in 2019. The $7.7 million increase in wafer substrate sales was the result of stronger GaAs demand in LED sensors used in the automobile industry and the industrial sensor market. In addition, GaAs sales into wireless applications increased. Revenue from InP sales also increased. The InP revenue increase was driven by 5G infrastructure and data center upgrades (silicon photonics). Revenue from Ge wafer substrates increased, primarily as a result of higher demand from our customers in China. The $4.4 million raw materials revenue increase as compared to the same period in 2019 was primarily the result of increased shipments of purified gallium due to stronger market demand and higher demand for pBN crucibles and OLED manufacturing tools using pBN sold by our consolidated subsidiaries.

Revenue by Geographic Region

	Year Ended Dec. 31,			2020 to 2021		2019 to 2020
				Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
China	$67,394	$35,150	$26,796	$32,244	91.7%	$8,354	31.2%
% of total revenue	49%	37%	32%
Taiwan	16,841	16,485	16,204	356	2.2%	281	1.7%
% of total revenue	12%	17%	19%
Japan	10,112	7,624	6,258	2,488	32.6%	1,366	21.8%
% of total revenue	7%	8%	8%
Asia Pacific (excluding China, Taiwan and Japan)	7,540	5,458	7,592	2,082	38.1%	(2,134)	(28.1)%
% of total revenue	6%	6%	9%
Europe (primarily Germany)	23,069	19,673	18,178	3,396	17.3%	1,495	8.2%
% of total revenue	17%	21%	22%
North America (primarily the United States)	12,437	10,971	8,228	1,466	13.4%	2,743	33.3%
% of total revenue	9%	11%	10%
Total revenue	$137,393	$95,361	$83,256	$42,032	44.1%	$12,105	14.5%

Sales to customers located outside of North America represented approximately 90% of our revenue during 2021, 2020 and 2019, respectively.

Revenue from customers in China increased in 2021 by 91.7%, primarily due to higher demand for refined gallium and pBN crucibles sold by our consolidated subsidiaries. In addition, revenue from InP, GaAs and Ge wafer substrates increased. Revenue from customers in Taiwan increased in 2021 by 2.2%, primarily due to an increase in demand for wireless applications using GaAs wafer substrates, partially offset by a decline in InP revenue in Taiwan that was transferred to North America. Revenue from customers in Japan increased in 2021 by 32.6% as a result of increased demand for InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries and GaAs used in wireless applications. Revenue from customers in Asia Pacific increased by 38.1% as a result of increased demand for GaAs used in wireless applications and InP wafer substrates, partially offset by lower demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue from customers in Europe increased in 2021 by 17.3%, primarily due to GaAs used in LED applications, InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for Ge wafer substrates. Revenue from customers in North America increased by 13.4% primarily due to increased demand for our InP and Ge wafer substrates, and pBN crucibles sold by one of our consolidated subsidiaries.

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

Gross Margin

				2020 to 2021		2019 to 2020
	Year Ended Dec. 31,			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Gross profit	$47,414	$30,275	$24,825	$17,139	56.6%	$5,450	22.0%
Gross Profit %	34.5%	31.7%	29.8%

Gross profit increased $17.1 million in 2021 as compared to 2020. Gross margin in 2021 was 34.5% as compared to 31.7% in 2020. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Gross profit increased $5.5 million in 2020 as compared to 2019. Gross margin in 2020 was 31.7% as compared to 29.8% in 2019. The increase in gross profit is attributed to higher revenue resulting in fixed costs being spread over more units and a favorable change in product mix.

Selling, General and Administrative Expenses

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$24,189	$19,200	$19,305	$4,989	26.0%	$(105)	(0.5)%
% of total revenue	17.6%	20.1%	23.2%

Selling, general and administrative expenses increased $5.0 million, or 26.0%, to $24.2 million for 2021 compared to $19.2 million for 2020. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, stock compensation expenses, license and fees, and an increase in outside commission expenses due to higher volume of sales in 2021, partially offset by lower bad debt expense.

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

Research and Development Expenses

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Research and development	$10,328	$7,135	$5,834	$3,193	44.8%	$1,301	22.3%
% of total revenue	7.5%	7.5%	7.0%

Research and development expenses increased $3.2 million, or 44.8%, to $10.3 million in 2021 from $7.1 million in 2020. The increase in research and development expenses in 2021 was primarily due to higher development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates, new product testing and personnel-related expenses.

Research and development expenses increased $1.3 million, or 22.3%, to $7.1 million in 2020 from $5.8 million in 2019. The increase in research and development expenses in 2020 was primarily due to higher development expenses of new features for certain of our GaAs and InP wafer substrates, product testing and personnel-related expenses.

Interest Income (Expense), Net

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Interest income (expense), net	$(213)	$(179)	$217	$(34)	(19.0)%	$(396)	(182.5)%
% of total revenue	(0.2)%	(0.2)%	0.3%

Interest income (expense), net decreased in 2021 as compared to the same period in 2020, primarily due to lower investment balances in 2021 and increased borrowings in 2021. Interest income (expense), net decreased in 2020 as compared to the same period in 2019, primarily due to lower investment balances in 2020 and increased borrowings in 2020.

Equity in Income (Loss) of Unconsolidated Joint Venture Companies

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Equity in income (loss) of unconsolidated joint ventures	$4,409	$111	$(1,876)	$4,298	3,872.1%	$1,987	105.9%
% of total revenue	3.2%	0.1%	(2.3)%

Equity in income (loss) of unconsolidated joint ventures is the aggregate net income (loss) from our minority-owned supply chain joint venture companies that are not consolidated. Equity in income (loss) of unconsolidated joint ventures increased $4.3 million to an income of $4.4 million in 2021 from an income of $0.1 million in 2020 as our unconsolidated joint ventures reported better performance in 2021 as compared to 2020.

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

Other Income, Net

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Other income, net	$509	$3,200	$947	$(2,691)	(84.1)%	$2,253	237.9%
% of total revenue	0.4%	3.4%	1.1%

Other income, net decreased $2.7 million to an income of $0.5 million for 2021 as compared to an income of $3.2 million in 2020, primarily due to lower compensation received from the China government by three of our consolidated subsidiaries for relocating their facilities to Kazuo in 2021 as compared to 2020.

Other income, net increased $2.3 million to an income of $3.2 million for 2020 as compared to an income of $0.9 million in 2019, primarily due to compensation received from the China government by three of our consolidated subsidiaries for relocating their facilities to Kazuo.

Provision for Income Taxes

				2020 to 2021		2019 to 2020
	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$1,093	$2,031	$562	$(938)	(46.2)%	$1,469	261.4%
% of total revenue	0.8%	2.1%	0.7%

Provision for income taxes for 2021 and 2020 were $1.1 million and $2.0 million, respectively, which were mostly related to our consolidated wafer substrate subsidiaries in China and our two partially owned consolidated raw material companies. No income taxes or benefits have been provided for AXT as the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. We have accrued approximately $223,000 in federal income tax for AXT-Tongmei for the year ended December 31, 2021, which has no net operating loss carryover. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Due to our uncertainty regarding our future profitability, we recorded a valuation allowance against our net deferred tax assets of $15.4 million and $19.8 million for the years 2021 and 2020, respectively.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

				2020 to 2021		2019 to 2020

	Years Ended Dec. 31			Increase		Increase
	2021	2020	2019	(Decrease)	% Change	(Decrease)	% Change

	($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$1,934	$1,803	$1,012	$131	7.3%	$791	78.2%
% of total revenue	1.4%	1.9%	1.2%

The increase in noncontrolling interests and redeemable noncontrolling interests’ share of income for 2021 as compared to 2020 was primarily due to the structural changes of the legal entities in China (see Note 1 to our Consolidated Financial Statements) and to a lesser degree, losses generated by our consolidated subsidiary, ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (ChaoYang XinMei”).

The increase in noncontrolling interests and noncontrolling interests’ share of income for 2020 as compared to 2019 was due to higher profitability from one of our consolidated subsidiaries in China.

Liquidity and Capital Resources

	Year Ended December 31,
	2021	2020	2019

	($ in thousands)
Net cash provided by (used in):
Operating activities	$(3,305)	$5,865	$12,658
Investing activities	(38,810)	(16,422)	(8,328)
Financing activities	5,725	52,662	6,186
Effect of exchange rate changes	551	3,605	(150)
Net change in cash and cash equivalents	(35,839)	45,710	10,366
Cash and cash equivalents—beginning year	72,602	26,892	16,526
Cash and cash equivalents—end of year	36,763	72,602	26,892
Short and long-term investments—end of year	14,995	5,966	9,427
Total cash, cash equivalents and short-term and long-term investments	$51,758	$78,568	$36,319

We consider cash and cash equivalents, short-term investments and long-term investments as liquid and available for use within two years in our current operations. Short-term investments and long-term investments are comprised of money market accounts, certificates of deposit, corporate bonds and notes, and government securities. As of December 31, 2021, we and our consolidated joint ventures held approximately $26.0 million in cash and investments in foreign bank accounts.

Total cash and cash equivalents, short-term and long-term investments decreased by $26.8 million in 2021. As of December 31, 2021, our principal source of liquidity was $51.8 million, which consisted of cash and cash equivalents of $36.8 million and short-term and long-term investments of $15.0 million. In 2021, cash and cash equivalents decreased by $35.8 million and short-term and long-term investments increased by $9.0 million. The decrease in cash and cash equivalents of $35.8 million in 2021 was primarily due to net cash used in investing activities of $38.8 million and operating activities of $3.3 million and partially offset by net cash provided by financing activities of $5.8 million and the effect of exchange rate changes of $0.6 million.

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

Net cash used in operating activities of $3.3 million for 2021 was primarily comprised of net change in operating assets and liabilities of $30.2 million and gain on equity method investments of $4.4 million, offset in part by our net income of $16.5 million, adjustment of non-cash items of depreciation and amortization of $7.1 million, stock-based compensation of $4.5 million, deferred tax assets of $2.3 million, return of equity method investments (dividends) of $0.8 million and amortization of marketable securities premium of $0.1 million. The $30.2 million net change in operating assets and liabilities primarily resulted from a $12.4 million increase in inventories, a $9.7 million increase in accounts receivable, a $6.3 million increase in other assets, a $3.4 million decrease in accrued liabilities, a $1.2 million decrease in other long-term liabilities, including royalties, and a $0.8 million increase in prepaid expenses and other current assets, offset in part by a $3.6 million increase in accounts payable.

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

Net cash used in investing activities of $38.8 million for 2021 was primarily due to property, plant and equipment of $29.6 million in preparation for our new manufacturing sites, additional equipment for our Beijing site and equipment and facility costs incurred by our consolidated subsidiaries and the purchases of marketable investment securities of $9.6 million, which were partially offset by proceeds from maturities and sales of available-for-sale debt securities of $0.5 million.

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

Net cash provided by financing activities was $5.7 million for 2021 which mainly consisted of the proceeds of $20.5 million from short-term loan in China, $1.8 million from short-term loan from noncontrolling interest, $1.7 million from the exercise of common stock options, $1.3 million from formation of new subsidiary with noncontrolling interests and $0.5 million from sale of Tongmei shares to noncontrolling interests, which were partially offset by payments on short-term loans of $19.1 million and $1.1 million of issuance costs in connection with issuance of Tongmei common stock to redeemable noncontrolling interests.

Net cash provided by financing activities was $52.7 million for 2020 which mainly consisted of the proceeds of $47.6 million from issuance of common stock to noncontrolling interests net of issuance cost, $10.4 million from short-term loan in China, $2.5 million from the exercise of common stock options, $0.4 million from sale of Tongmei shares to noncontrolling interests partially offset by payments on short-term loans of $6.0 million and dividends paid by joint ventures to their minority shareholders of $2.2 million.

Net cash provided by financing activities was $6.2 million for 2019 which mainly consisted of the proceeds of $5.8 million from short-term loan in China, $0.3 million from the exercise of common stock options, $0.4 from sale of previously consolidated subsidiary shares partially offset by the considerations paid in cash to repurchase subsidiary shares from noncontrolling interests of $0.3 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2021, 2020 and 2019 under this program. As of December 31, 2021, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

Occasionally, one of our PRC subsidiaries or PRC raw material joint ventures declares and pays a dividend. These dividends generally occur when the PRC joint venture declares a dividend for all of its shareholders. Dividends paid to the Company are subject to a 10% PRC withholding tax. The Company is required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds in or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than PRC foreign exchange restrictions, the Company is not subject to any PRC restrictions and limitations on its ability to distribute earnings from its businesses. If SAFE approval is denied the dividend payable to the Company would be owed but would not be paid.

For the years ended December 31, 2021, 2020 and 2019, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $774,000, $0 and $362,000, respectively. In June 2021 and May 2019, we received a dividend of $774,000 and $362,000, respectively, from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. For the years ended December 31, 2021 and 2020, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $89,000, respectively. All of these distributions were paid to the PRC companies and the minority shareholders.

We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

As one of the first steps in the process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the Shanghai Stock Exchange and is accepted for review. Tongmei submitted the application in December 2021 and it was formally accepted for review on January 10, 2022. If the Shanghai Stock Exchange approves the formal application, then they will forward it to the CSRC for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes an IPO the redemption right is canceled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

On July 27, 2021, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60 million of common stock, preferred stock, depositary shares, warrants, debt securities and/or units in one or more offerings and in any combination. The SEC has not yet declared the registration statement effective.

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

On August 9, 2019, we borrowed $2.8 million against the Credit Facility. The repayment of the full amount was due on August 9, 2020. On September 12, 2019 we borrowed an additional $2.8 million against the Credit Facility. The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest, of approximately $5.9 million (the “August 2019 borrowing”) and simultaneously applied to renew the credit facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the credit facility contains an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million. In September 2021, Tongmei repaid $3.1 million of the credit facility, including all outstanding accrued interest, and simultaneously applied to renew the credit facility. In September 2021, the credit facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. As of December 31, 2021 and 2020, $2.8 million and $8.9 million, respectively, was included in “Bank loan” in our consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the credit facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the credit facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest. As of December 31, 2021, $0 was included in “Bank loan” in our consolidated balance sheets.

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

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of December 31, 2021 and 2020, $1.6 million and $1.5 million, respectively, was included in “Bank loan” in our consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of Communications increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of December 31, 2021, $4.7 million was included in “Bank loan” in our consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the

loan amount or approximately $24,000. As of December 31, 2021, $1.6 million was included in “Bank loan” in our consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of December 31, 2021, $1.6 million was included in “Bank loan” in our consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii). We have not entered into any options on non-financial assets.

Contractual Obligations

We lease certain office space, warehouse facilities and equipment under long-term operating leases expiring at various dates through July 2029. The majority of our lease obligations relate to our lease agreement for a nitrogen system to be used during the manufacturing process for our facility in Dingxing, China. The equipment lease became effective in August 2019 and will expire in July 2029. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the equipment lease. The remainder relate to our lease agreement for our facility in Fremont, California with approximately 19,467 square feet, which expires in 2023. There are no variable lease payments, residual value guarantees or any restrictions or covenants imposed by the facility lease. All other operating leases have a term of 12 months or less. Total rent expenses under these operating leases charged to selling, general and administrative were approximately $431,000, $322,000 and $306,000 for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to our Fremont facility. Total rent expenses under these operating leases charged to cost of revenue were approximately $296,000, $266,000 and $112,000 for the years ended December 31, 2021, 2020 and 2019, respectively, primarily related to the nitrogen system at our facility in Dingxing.

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that begins on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2021 and 2020, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of December 31, 2021, we do not have any outstanding purchase orders that will incur a penalty if canceled by the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019, we recorded a foreign exchange gain of $321,000, during 2021 and 2020 we recorded net foreign exchange loss of $434,000 and $411,000, respectively, included as part of other income, net in our consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of December 31, 2021 the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	December 31,	Interest	Interest	Decline	Increase
Instrument	2021	Rate	Income	Income	Income
Cash and cash equivalents	$36,763	0.17%	$62	$56	$68
Investments in marketable debt	14,995	0.90%	135	122	149
			$197	$178	$217

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. No customer accounted for more than 10% of our accounts receivable as of December 31, 2021 and two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020.

Equity Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us and our subsidiaries or through our consolidated joint venture companies. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. We own 25% of a germanium mining company. In 2019, we wrote down our investment in this company to zero resulting in an impairment charge of $1.1 million. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of December 31, 2021 and 2020, we did not maintain any direct investments under the cost method. Our minority investments under the equity method as of December 31, 2021 and 2020 totaled $10.2 million and $6.4 million, respectively.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, AXT’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

The United States Securities and Exchange Commission (“SEC”) allows us to include information required in this report by referring to other documents or reports we have already or will soon be filing. This is called “Incorporation by Reference.” We intend to file our definitive proxy statement for our annual meeting of stockholders to be held on May 19, 2022 (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information therein is incorporated in this report by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AXT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AXT, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories – Reserve for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated inventories balance was $65.9 million as of December 31, 2021, which was net of a reserve of $19.6 million for excess and obsolete inventories. The Company’s inventories are stated at the lower of weighted average costs (approximated by standard cost) or net realizable value. The Company routinely evaluates the levels of its inventories in light of current market conditions in order to identify excess and obsolete inventories, and to provide a reserve for certain inventories to their estimated net realizable value based upon the age, quality and life expectancy of the product, and the projections for sale of the completed products. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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

San Jose, California

March 15, 2022

AXT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$36,763	$72,602
Short-term investments	5,419	240
Accounts receivable, net of allowances of $130 and $217 as of December 31, 2021 and December 31, 2020	34,839	24,558
Inventories	65,912	51,515
Prepaid expenses and other current assets	17,252	15,603
Total current assets	160,185	164,518
Long-term investments	9,576	5,726
Property, plant and equipment, net	142,415	115,825
Operating lease right-of-use assets	2,324	2,683
Other assets	17,941	10,110
Total assets	$332,441	$298,862
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,649	$12,669
Accrued liabilities	17,057	15,995
Short-term loan from noncontrolling interest	1,887	—
Bank loan	12,229	10,411
Total current liabilities	47,822	39,075
Noncurrent operating lease liabilities	1,935	2,374
Other long-term liabilities	2,453	1,881
Total liabilities	52,210	43,330
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests (Note 18)	50,385	47,563
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of December 31, 2021 and December 31, 2020 (Liquidation preference of $7,522 and $7,346 as of December 31, 2021 and December 31, 2020)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 42,886 and 41,967 shares issued and outstanding as of December 31, 2021 and December 31, 2020	43	42
Additional paid-in capital	231,622	230,381
Accumulated deficit	(29,970)	(44,545)
Accumulated other comprehensive income	6,302	3,209
Total AXT, Inc. stockholders’ equity	211,529	192,619
Noncontrolling interests	18,317	15,350
Total stockholders’ equity	229,846	207,969
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$332,441	$298,862

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue	$137,393	$95,361	$83,256
Cost of revenue	89,979	65,086	58,431
Gross profit	47,414	30,275	24,825
Operating expenses:
Selling, general and administrative	24,189	19,200	19,305
Research and development	10,328	7,135	5,834
Total operating expenses	34,517	26,335	25,139
Income (loss) from operations	12,897	3,940	(314)
Interest income (expense), net	(213)	(179)	217
Equity in income (loss) of unconsolidated joint ventures	4,409	111	(1,876)
Other income, net	509	3,200	947
Income (loss) before provision for income taxes	17,602	7,072	(1,026)
Provision for income taxes	1,093	2,031	562
Net income (loss)	16,509	5,041	(1,588)
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(1,934)	(1,803)	(1,012)
Net income (loss) attributable to AXT, Inc.	$14,575	$3,238	$(2,600)
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.35	$0.08	$(0.07)
Diluted	$0.34	$0.07	$(0.07)
Weighted-average number of common shares outstanding:
Basic	41,367	40,152	39,487
Diluted	42,720	41,025	39,487

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$16,509	$5,041	$(1,588)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	3,719	8,443	(1,847)
Change in unrealized gain (loss) on available-for-sale debt investments, net of tax	(68)	6	81
Reclassification adjustment for gains included in net loss upon deconsolidation of a subsidiary	—	—	(617)
Total other comprehensive income (loss), net of tax	3,651	8,449	(2,383)
Comprehensive income (loss)	20,160	13,490	(3,971)
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(2,492)	(2,181)	(1,519)
Comprehensive income (loss) attributable to AXT, Inc.	$17,668	$11,309	$(5,490)

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Common Stock
	Preferred				Additional		Accumulated Other	AXT, Inc.		Total
	Stock				Paid-In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	$	Shares	$	Capital	Deficit	Income (Loss)	Equity	Interests	Equity

Balance as of January 1, 2019	883	3,532	39,985	40	234,417	(45,183)	(1,972)	190,835	3,697	194,532
Common stock options exercised			113	1	267			268		268
Reclassification out of accumulated other comprehensive income and noncontrolling interests upon the deconsolidation of a subsidiary							(1,150)	(1,150)	533	(617)
Purchase of subsidiary shares from noncontrolling interests					(74)			(74)	(339)	(413)
Restricted stock awards canceled			(20)							—
Stock-based compensation					2,346			2,346		2,346
Issuance of common stock in the form of restricted stock			554							—
Net loss						(2,600)		(2,600)	1,012	(1,588)
Other comprehensive loss							(1,740)	(1,740)	(26)	(1,766)
Balance as of December 31, 2019	883	3,532	40,632	41	236,957	(47,783)	(4,862)	187,885	4,877	192,762
Common stock options exercised			905	1	2,535			2,536		2,536
Sale of subsidiary shares to noncontrolling interests					396			396		396
Purchase of subsidiary shares from noncontrolling interests					(1,398)			(1,398)	(202)	(1,600)
Restricted stock awards canceled			(13)							—
Stock-based compensation					2,623			2,623		2,623
Issuance of common stock in the form of restricted stock			443							—
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei					(10,732)			(10,732)	10,732	—
Net dividend declared by joint ventures									(2,238)	(2,238)
Net income						3,238		3,238	1,803	5,041
Other comprehensive income							8,071	8,071	378	8,449
Balance as of December 31, 2020	883	3,532	41,967	42	230,381	(44,545)	3,209	192,619	15,350	207,969
Common stock options exercised			507	1	1,669			1,670		1,670
Formation of new subsidiary with noncontrolling interests					(262)			(262)	1,413	1,151
Transfer of subsidiary with noncontrolling interests					(1,229)			(1,229)	1,229	—
Restricted stock awards canceled			(14)							—
Stock-based compensation					4,519			4,519		4,519
Issuance of common stock in the form of restricted stock			426							—
Purchase of subsidiary shares from noncontrolling interests					(2,691)			(2,691)	(1,039)	(3,730)
Transfer of subsidiary with redeemable noncontrolling interests					(1,241)			(1,241)		(1,241)
Noncontrolling interest portion of Tongmei stock-based compensation					(62)			(62)	40	(22)
Sale of common stock to employees in connection with the reorganization					538			538		538
Net income						14,575		14,575	1,045	15,620
Other comprehensive income							3,093	3,093	279	3,372
Balance as of December 31, 2021	883	$3,532	42,886	$43	$231,622	$(29,970)	$6,302	$211,529	$18,317	$229,846

See accompanying notes to consolidated financial statements.

AXT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$16,509	$5,041	$(1,588)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,078	4,333	5,531
Amortization of marketable securities premium	68	34	37
Impairment charge on equity investee	—	—	1,068
Stock-based compensation	4,519	2,623	2,346
Provision for doubtful accounts	—	183	—
Gain from deconsolidation of a subsidiary	—	—	(175)
(Gain) loss on disposal of equipment	(8)	50	72
Return of equity method investments (dividends)	774	—	362
Equity in (income) loss of unconsolidated joint ventures	(4,409)	(111)	983
Deferred tax assets	2,340	—	—
Changes in operating assets and liabilities:
Accounts receivable	(9,661)	(5,333)	441
Inventories	(12,401)	(916)	8,862
Prepaid expenses and other current assets	(798)	(6,719)	2,936
Other assets	(6,283)	(104)	(1,188)
Accounts payable	3,563	2,305	(3,137)
Accrued liabilities	(3,445)	2,601	(4,010)
Other long-term liabilities, including royalties	(1,151)	1,878	118
Net cash provided by (used in) operating activities	(3,305)	5,865	12,658
Cash flows from investing activities:
Purchases of property, plant and equipment	(29,645)	(19,855)	(21,792)
Purchases of available-for-sale debt securities	(9,645)	(5,968)	(8,725)
Proceeds from sales and maturities of available-for-sale debt securities	480	9,401	22,189
Net cash used in investing activities	(38,810)	(16,422)	(8,328)
Cash flows from financing activities:
Proceeds from common stock options exercised	1,670	2,536	268
Proceeds from sale of previously consolidated subsidiary shares	—	—	366
Consideration paid to repurchase subsidiary shares from noncontrolling interests	—	—	(262)
Proceeds from bank loan	20,543	10,401	5,814
Proceeds from short-term loan from noncontrolling interest	1,834	—	—
Payments on bank loan	(19,066)	(5,996)	—
Proceeds from sale of subsidiary shares to noncontrolling interests	538	396	—
Formation of new subsidiary with noncontrolling interests	1,283	—	—
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of costs	(1,077)	47,563	—
Dividends paid by joint ventures to their minority shareholders	—	(2,238)	—
Net cash provided by financing activities	5,725	52,662	6,186
Effect of exchange rate changes on cash and cash equivalents	551	3,605	(150)
Net increase (decrease) in cash and cash equivalents	(35,839)	45,710	10,366
Cash and cash equivalents at the beginning of the year	72,602	26,892	16,526
Cash and cash equivalents at the end of the period	$36,763	$72,602	$26,892
Supplemental disclosures:
Income taxes paid, net of refunds	$3,177	$1,959	$749
Supplemental disclosure of non-cash flow information:
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$1,439	$151
Reduction of noncontrolling interests in excess (deficit) of total consideration paid and payable in connection with the repurchase of subsidiary shares from noncontrolling interests	$—	$(1,398)	$(74)
Consideration payable in connection with construction in progress, included in accrued liabilities	$2,974	$1,457	$1,447

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

Our substrate wafers are used when a typical silicon substrate wafer cannot meet the conductive requirements of a semiconductor or optoelectronic device. The dominant substrates used in producing semiconductor chips and other electronic circuits are made from silicon. However, certain chips may become too hot or perform their function too slowly if silicon is used as the base material. In addition, optoelectronic applications, such as LED lighting and chip-based lasers, do not use silicon substrates because they require a wave form frequency that cannot be achieved using silicon. Alternative or specialty materials are used to replace silicon as the preferred base in these situations. Our wafers provide such alternative or specialty materials. We do not design or manufacture the chips. We add value by researching, developing and producing the specialty material wafers. We have two product lines: specialty material substrates and raw materials integral to these substrates. In 2021, our substrate product group generated 75% of our revenue and raw materials product group generated 25%. Our compound substrates combine indium with phosphorous (indium phosphide: InP) or gallium with arsenic (gallium arsenide: GaAs). Our single element substrates are made from germanium (Ge).

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

Principles of Consolidation

The consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). Baoding Tongmei is located in the city of Dingxing, China. Each of ChaoYang Tongmei and ChaoYang LiMei is located in the city of Kazuo, China. All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. For the years ended 2021 and 2020, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our consolidated balance sheets and in our consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the years ended 2021 and 2020, expenses associated with ChaoYang LiMei had a de minimis impact on our consolidated financial statements.

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

Our consolidated balance sheet as of December 31, 2021 and 2020, as reported, does not include the assets and liabilities of JiYa, since we deconsolidated JiYa as of March 11, 2019. Our consolidated statement of operations for the year 2019 includes JiYa’s results for the period through March 11, 2019.

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

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interests in Tongmei of 7.28%. As of December 31, 2021, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2021 and 2020, the net change in fair value from the placement of the hedge to settlement had a de minimis impact to the consolidated results.

Foreign Currency Translation

The functional currency of our Chinese subsidiaries is the renminbi, the local currency of China. Transaction gains and losses resulting from transactions denominated in currencies other than the U.S. dollar or in the functional currencies of our subsidiaries are included in “Other income, net” for the years presented. The transaction loss for the years ended December 31, 2021 and 2020 totaled $434,000 and $411,000, respectively. The transaction gain totaled $321,000 for the year ended December 31, 2019. The assets and liabilities of the subsidiaries are translated at the rates of exchange on the balance sheet date. Revenue and expense items are translated at the average rate of exchange for the period. Gains and losses from foreign currency translation are included in “Other comprehensive income (loss)”, net of tax in the consolidated statements of comprehensive income (loss).

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

Contract Balances

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We do not have any material contract assets as of December 31, 2021.

	December 31,	December 31,
	2021	2020
Contract liabilities	$946	$374
During the three and twelve months ended December 31, 2021, the Company recognized $3,000 and $266,000, respectively, of revenue that was included in the contract balances as of December 31, 2020.

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

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the geographical dispersion of sales transactions. No customer accounted for more than 10% of our accounts receivable as of December 31, 2021 and two customers accounted for 11% and 10% of our accounts receivable as of December 31, 2020.

No customers represented more than 10% of our revenue for the year ended December 31, 2021. One customer represented 11% of our revenue for the year ended December 31, 2020. One customer represented 15% of our revenue for the year ended December 31, 2019. Our top five customers, although not the same five customers for each period, represented 26% of our revenue for the year 2021, 32% of our revenue for 2020 and 40% of our revenue for 2019.

For the years ended December 31, 2021 and 2020, one third-party customer for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. For the year ended December 31, 2019, each of three third-party customers for the raw materials products from our consolidated subsidiaries accounted for over 10% of the revenue from raw materials sales. Our subsidiaries and raw material joint ventures are a key strategic benefit for us as they further diversify our sources of revenue.

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

We exercise judgment when determining the adequacy of these reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of December 31, 2021 and 2020, our accounts receivable, net balance was $34.8 million and $24.6 million, respectively, which was net of an allowance for doubtful accounts of $130,000 and $217,000 as of December 31, 2021 and 2020, respectively. During 2021, we decreased the allowance for doubtful accounts by $87,000 due to the write-off of accounts receivable for a customer. During 2020, the allowance for doubtful accounts increased by $183,000 due to the poor financial condition of a few customers. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

As of December 31, 2021 and 2020, the sales returns reserve (included in accrued liabilities) balance was $48,000 and $81,000, respectively. During 2021, we utilized $48,000 and reserved an additional $15,000 and during 2020, we utilized $82,000 and reserved an additional $137,000.

Warranty Reserve

We maintain a warranty reserve based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of December 31, 2021 and 2020, accrued product warranties totaled $743,000 and $609,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by approximately two of our customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation computed using the straight-line method over the estimated economic lives of the assets, which vary from 1 to 39.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life or the term of the lease. We generally depreciate computer, software, office equipment, furniture and fixtures over 3 to 5 years, machinery and equipment over 1 to 20 years, automobiles over 5 to 10 years, leasehold and building improvements over 10 years, or the lease term if shorter, and buildings over 39.5 years. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

We evaluate property, plant and equipment and intangible assets for impairment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. We did not recognize any impairment charges of long-lived assets in 2021, 2020 and 2019.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the subsidiary, fundamental changes to the business prospects of the  company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. We estimate fair value of our cost method investments considering available information such as pricing in recent rounds of financing, current cash positions, earnings (loss) and cash flow forecasts, recent operational performance and any other readily available market data.

We have 25% ownership interest in a germanium materials company in China, Tongli, and we incurred an impairment charge during 2019.  After receiving such company’s preliminary first quarter 2019 financial results in early April 2019 and its projections for significant losses going forward, we determined that this asset was fully impaired and wrote the asset balance down to zero.  This resulted in a $1.1 million impairment charge in our first quarter 2019 financial results. Except as mentioned above, there were no impairment charges for the remainder of these investments during the years ended December 31, 2021 and 2020.

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

Advertising Costs

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 were insignificant.

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

Comprehensive Income

The components of other comprehensive income include unrealized gains and losses on marketable securities and foreign currency translation adjustments. Comprehensive income is presented in the consolidated statements of comprehensive income (loss). The balance of accumulated other comprehensive income is as follows (in thousands):

	As of December 31,
	2021	2020
Accumulated other comprehensive income:
Unrealized gain (loss) on investments, net	$(65)	$3
Cumulative translation adjustment	7,041	3,601
	6,976	3,604
Less: Cumulative translation adjustment attributable to noncontrolling interests and redeemable noncontrolling interests	674	395
Accumulated other comprehensive income attributable to AXT, Inc.	$6,302	$3,209

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

Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The FASB broadly defined “government assistance” in Accounting Standards Codification (“ASC”) 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed. Government assistance within the scope of ASC 832 includes assistance that is administered by domestic, foreign, local (such as city, town, county, or municipality), regional (such as state, provincial, or territorial), national (federal) governments, as well as entities related to those governments (such as departments, independent agencies, boards, commissions, or component units). ASC 832 also includes government assistance from intergovernmental organizations (for example, global organizations such as the United Nations, regional organizations such as the European Union, and economic organizations such as the World Trade Organization). The guidance is effective for fiscal years beginning after December 15, 2021, with early application permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Note 2. Cash, Cash Equivalents and Investments

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of December 31, 2021 and 2020, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	December 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$36,763	$—	$—	$36,763	$72,602	$—	$—	$72,602
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	36,763	—	—	36,763	72,602	—	—	72,602
Investments (available-for-sale):
Certificates of deposit [2]	6,680	—	(19)	6,661	2,880	5	—	2,885
Corporate bonds	8,380	—	(46)	8,334	3,083	—	(2)	3,081
Total investments	15,060	—	(65)	14,995	5,963	5	(2)	5,966
Total cash, cash equivalents and investments	$51,823	$—	$(65)	$51,758	$78,565	$5	$(2)	$78,568
Contractual maturities on investments:
Due within 1 year [3]	$5,424			$5,419	$240			$240
Due after 1 through 5 years [4]	9,636			9,576	5,723			5,726
	$15,060			$14,995	$5,963			$5,966
1.	Certificate of deposit with original maturities of less than three months.
2.	Certificate of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our consolidated balance sheets.
4.	Classified as “Long-term investments” in our consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. Gross unrealized losses on our available-for-sale debt securities as of December 31, 2021 was $65,000, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on December 31, 2021.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position as of December 31, 2021 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2021	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$6,181	$(19)	$—	$—	$6,181	$(19)
Corporate bonds	5,970	(42)	2,013	(4)	7,983	(46)
Total in loss position	$12,151	$(61)	$2,013	$(4)	$14,164	$(65)

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

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 6). The investment balances for the non-consolidated companies, are accounted for under the equity method and included in “Other assets” in the consolidated balance sheets and totaled $10.2 million and $6.4 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, there were five companies accounted for under the equity method. The year ended December 31, 2019 includes an impairment charge of $1.1 million for one of our minority investments (see Note 6). We had no impairment charges during 2021 and 2020.

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

The type of instrument valued based on quoted market prices in active markets include our money market funds, which are generally classified within Level 1 of the fair value hierarchy. We classify our available-for-sale debt securities including certificates of deposit and corporate bonds as having Level 2 inputs. The valuation techniques used to measure the fair value of these financial instruments having Level 2 inputs were derived from bank statements, quoted market prices, broker or dealer statements or quotations, or alternative pricing sources with reasonable levels of price transparency. There were no changes in valuation techniques or related inputs in the year ended December 31, 2021.

There have been no transfers between fair value measurement levels during the years ended December 31, 2021 and 2020.

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” on the consolidated balance sheets and classified as Level 3 assets and liabilities. As of December 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the consolidated results.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of December 31, 2021 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$6,661	$—	$6,661	$—
Corporate bonds	8,334	—	8,334	—
Total	$14,995	$—	$14,995	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by equity and cost method (See Note 6). For the year ended December 31, 2019, we recognized an impairment charge of $1.1 million for one of our minority investments. We received its preliminary first quarter 2019 financial results in early April 2019 as well as its projections for significant losses going forward. Such projected losses would fully deplete our asset investment balance for this company in 2019. This company in which we have a minority investment is experiencing significant disruptions due to upgrades and repairs required to comply with stronger environmental regulations in China. As a result, we determined that this asset was fully impaired and wrote the asset balance down to zero. We had no impairment charges for 2021 and 2020.

Note 3. Inventories

The components of inventory are summarized below (in thousands):

	December 31,	December 31,
	2021	2020
Inventories:
Raw materials	$29,658	$24,738
Work in process	32,605	24,215
Finished goods	3,649	2,562
	$65,912	$51,515

As of December 31, 2021 and 2020, carrying values of inventories were net of inventory reserves of $19.6 million and $17.7 million, respectively, for excess and obsolete inventory and $66,000 and $162,000, respectively, for lower of cost or net realizable value reserves.

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

ChaoYang Tongmei purchases raw materials from Donghai County Dongfang High Purity Electronic Materials Co., Ltd. for production in the ordinary course of business. As of December 31, 2021 and 2020, amounts payable of $112,000 and $0, respectively, were included in “Accounts payable” in our consolidated balance sheets.

ChaoYang Tongmei also purchases raw materials from one of our equity investment entities, Emeishan Jia Mei High Purity Metals Co. Ltd. (“Jiamei”), for production in the ordinary course of business. As of December 31, 2021 and 2020, there were no amounts payable outstanding.

Tongmei and ChaoYang Tongmei also purchases raw materials from one of our equity investment entities, Xilingol Tongli Germanium Refine Co. Ltd. (“Tongli”), for production in the ordinary course of business. As of December 31, 2021 and 2020, there were no amounts payable outstanding.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principle is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. In July 2021, JinMei repaid the principal and outstanding interest totaling $858,000 to Tongmei. As of December 31, 2021 and 2020, the remaining balance of principal and interest totaled $0 and $303,000, respectively. JinMei, is in the process of relocating its manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In November 2017, our consolidated joint venture, BoYu, provided a personal loan of $291,000 to one of its executive employees. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on November 30, 2020. In May 2019, BoYu provided another personal loan of $146,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due at such time BoYu pays a dividend to its shareholders. In March 2020, BoYu provided another personal loan of $141,000 to the same executive employee. This loan bears interest at 2.75% per annum. Principal and accrued interest are due on December 31, 2024. On December 25, 2020, the executive repaid the principal of $612,000 and interest of $35,000 of the personal loans to BoYu. As of December 31, 2021 and 2020, the balances, including both principal and accrued interest, were $0, and $0, respectively, and included in “Other assets” in our consolidated balance sheets.

On November 2, 2017, our consolidated joint venture, BoYu, raised additional capital in the amount of $2 million in cash from a third-party investor through the issuance of shares equivalent to 10% ownership of BoYu. This third-party investor is an immediate family member to the owner of one of BoYu's customers. In December 2020, we purchased shares equivalent to 4% of BoYu from the same third-party investor for $1.6 million and the remaining 6% was sold to another third-party investor. For the years ended December 31, 2021 and 2020, BoYu has recorded $50,000 and $0.3 million in revenue from this customer, respectively. As of December 31, 2021 and 2020, amounts receivable of $0 and $0, respectively, were included in “Accounts receivable” in our consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei, received a loan from ChaoYang Xinshuo, one of two minority investors, in the amount of $0.9 million and $1.0 million, respectively, at an annual interest rate of 6.5%. Accrued interest is calculated monthly and paid annually. The loan is unsecured. The repayment of the full amount including any accrued interest is due September 30, 2024 and October 31, 2024, respectively. As of December 31, 2021, $1.9 million was included in “Short-term loan from noncontrolling interest” in our consolidated balance sheets. In December 2021, ChaoYang Xinshuo and ChaoYang XinMei agreed to request approval from the Chinese local government to convert these loans to an equity investment. The final approval of the equity investment was granted by the Chinese local government in early January 2022.

In December 2021, each of Tongmei and a joint venture partner agreed to make an equity investment on a pro-rata basis into ChaoYang XinMei. Tongmei’s portion of the investment forwarded directly to ChaoYang XinMei was $1.4 million. Tongmei’s ownership remained at 58.5% after the December 2021 equity investments. The equity investment required review and approval by the Chinese local government, which was not received by December 31, 2021. The final approval of the equity investment was granted by the Chinese local government in early January 2022.

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

Note 5. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	December 31,	December 31,
	2021	2020
Property, plant and equipment:
Machinery and equipment, at cost	$59,284	$48,206
Less: accumulated depreciation and amortization	(40,292)	(37,832)
Building, at cost	108,782	94,567
Less: accumulated depreciation and amortization	(18,710)	(15,324)
Leasehold improvements, at cost	7,039	6,285
Less: accumulated depreciation and amortization	(5,352)	(4,616)
Construction in progress	31,664	24,539
	$142,415	$115,825

As of December 31, 2021, the balance of construction in progress was $31.7 million, of which $22.7 million was related to our buildings in our Dingxing and Kazuo locations, $3.0 million was for manufacturing equipment purchases not yet placed in service and $6.0 million was from our construction in progress for our other consolidated subsidiaries. As of December 31, 2020, the balance of construction in progress was $24.5 million, of which $14.2 million was related to our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $6.3 million was from our construction in progress for our other consolidated subsidiaries.

Depreciation and amortization expense was $7.1 million, $4.3 million and $5.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

From time to time we review our estimates of the useful lives of our property, plant and equipment. As a result of the review, we determined a portion of our manufacturing equipment was lasting longer than the estimate previously established for the respective useful lives. Where appropriate, we extended the useful lives of the manufacturing equipment in our accounting records. In addition, the useful lives of our buildings located in Dingxing and Kazuo was extended to 39.5 years to better align with industry standards. The changes in our estimate of the useful lives, effective January 1, 2020, were made in order to remain consistent with U.S. GAAP regarding management estimates. The effect of the change in the useful lives decreased our manufacturing costs for the year ended December 31, 2020 by approximately $1.4 million and increased our basic and diluted net income per share by approximately $0.03, respectively, as a result of lower depreciation expense.

Note 6. Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business. These companies form part of our overall supply chain.

The investments are summarized below (in thousands):

	Investment Balance as of
	December 31,	December 31,	Accounting	Ownership *
Company	2021	2020	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	1,814	—	Consolidated	***58.5%
	$5,572	$3,758

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,053	$1,651	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	3,760	1,418	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	4,095	2,822	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	258	485	Equity	25%
	$10,166	$6,376

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

An additional step in the STAR Market IPO process involves certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, JinMei and BoYu and its subsidiaries, were assigned to Tongmei in December 2020. This will increase the number of customers and employees attributable to Tongmei as well as increase Tongmei’s consolidated revenue.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our consolidated balance sheets and totaled $10.2 million and $6.4 million as of December 31, 2021 and 2020, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity entities had the following summarized income information (in thousands) for the years ended December 31, 2021, 2020 and 2019, respectively:

				Our share for the
	Year Ended			Year Ended
	December 31,			December 31,
	2021	2020	2019	2021	2020	2019
Net revenue	$35,939	$20,049	$18,991	$11,424	$6,252	$5,458
Gross profit	17,465	4,907	2,013	5,482	1,504	558
Operating income	14,293	1,957	(2,266)	4,495	504	(700)
Net income (loss)	$12,560	$1,014	$(3,000)	$4,409	$111	$(1,876)

Excluding one fully impaired entity, these minority investment entities that are not consolidated, but rather are accounted for under the equity method, had the following summarized balance sheet information (in thousands) as of December 31, 2021 and 2020, respectively:

	As of December 31,
	2021	2020
Current assets	$27,503	$24,136
Noncurrent assets	11,707	11,339
Current liabilities	5,799	12,502
Noncurrent liabilities	—	—

Our portion of the income and losses, including impairment charges, from these minority investment entities that are not consolidated and are accounted for under the equity method was a gain of $4.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively, and a loss of $1.9 million for the year ended December 31, 2019. Dividends received from these minority investment entities were $774,000 and $362,000 for the years ended December 31, 2021 and 2019, respectively, and $0 for the year ended December 31, 2020. Excluding one fully impaired entity, undistributed retained earnings relating to our investments in these minority investment entities amounted to $5.0 million and $1.3 million as of December 31, 2021 and 2020, respectively.

Note 7. Balance Sheets Details

Other Assets

The components of other assets are summarized below (in thousands):

	As of December 31,
	2021	2020
Equity method investments	$10,166	$6,376
Value added tax receivable, long term	959	471
Other intangible assets	2,107	1,682
Deferred tax assets	2,340	—
Other assets	2,369	1,581
	$17,941	$10,110

Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	As of December 31,
	2021	2020
Accrued compensation and related charges	$5,115	$4,417
Payable in connection with construction in progress	2,974	1,457
Preferred stock dividends payable	2,901	2,901
Advance from customers	946	374
Accrued professional services	880	675
Accrued product warranty	743	609
Accrued income taxes	539	760
Current portion of operating lease liabilities	488	445
Other tax payable	392	295
Other personnel-related costs	279	101
Accrual for sales returns	48	81
Payable in connection with repurchase of subsidiaries shares	—	1,439
Payable in connection with land restoration of Nanjing JinMei factory	—	750
Other accrued liabilities	1,752	1,691
	$17,057	$15,995

Note 8. Bank Loans and Line of Credit

On November 6, 2018, the Company entered into the Credit Agreement, which established a $10 million secured revolving line of credit with a $1.0 million letter of credit sublimit facility. The revolving credit facility is collateralized by substantially all of the assets of the Company located within the United States, subject to certain exceptions. The commitments under the Credit Agreement expire on November 30, 2020 and any loans thereunder will bear interest at a rate based on the daily one-month LIBOR for the applicable interest period plus a margin of 2%.  As of December 31, 2019, no loans or letters of credit were outstanding under the Credit Agreement. Effective February 5, 2020, the Company amended the Credit Agreement. The line of credit was reduced from $10 million to $7 million. The commitments under the First Amendment To Credit Agreement expired on November 30, 2020, no loans or letters of credit were outstanding under the Credit Agreement as of December 31, 2020.

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

In September 2020, the August 2019 borrowing was renewed and funded against the credit facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due on March 22, 2021, however the credit facility contains an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million. In September 2021, Tongmei repaid $3.1 million of the credit facility, including all outstanding accrued interest and simultaneously applied to renew the credit facility. In September 2021, the credit facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. As of December 31, 2021 and 2020, $2.8 million and $8.9 million, respectively, was included in “Bank loan” in our consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the credit facility and an additional $2.7 million was approved and funded against the credit facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the credit facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the credit facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the credit facility, including all outstanding accrued interest. As of December 31, 2021, $0 was included in “Bank loan” in our consolidated balance sheets.

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

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of December 31, 2021 and 2020, $1.6 million and $1.5 million, respectively, was included in “Bank loan” in our consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of China increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of December 31, 2021, $4.7 million was included in “Bank loan” in our consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the loan amount or approximately $24,000. As of December 31, 2021, $1.6 million was included in “Bank loan” in our consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of December 31, 2021, $1.6 million was included in “Bank loan” in our consolidated balance sheets.

Note 9. Stockholders’ Equity and Stock Repurchase Program

Stockholders’ Equity

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of December 31, 2021 and 2020, valued at $3,532,000 are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and $4 per share liquidation preference over common stock, and must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

Changes in AXT, Inc.’s ownership interest in consolidated subsidiaries

The effects of changes in the Company’s ownership interests in its less than 100% owned subsidiaries on the Company’s equity are as follows:

	As of December 31,
	2021	2020
Net income attributable to AXT, Inc.	$14,575	$3,238
Increase (decrease) in additional paid-in capital for:
Sales of subsidiary shares to noncontrolling interests	—	396
Purchase of subsidiary shares from noncontrolling interests	(1,039)	(1,398)
Formation of new subsidiary with noncontrolling interests	1,413	—
Adjustment to noncontrolling interests in connection with the reorganization and alignment of assets under Tongmei	1,229	(10,732)
Net transfers to noncontrolling interests	1,603	(11,734)
Change from net income attributable to AXT, Inc., net of transfers to noncontrolling interests	$16,178	$(8,496)

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. No shares were repurchased during 2021, 2020 and 2019 under this program. As of December 31, 2021, approximately $2.7 million remained available for future repurchases under this program.

By the terms of the Series A preferred stock, so long as any shares of Series A preferred stock are outstanding, neither the Company nor any subsidiary of the Company shall redeem, repurchase or otherwise acquire any shares of common stock, unless all accrued dividends on the Series A preferred stock have been paid. During 2013 and 2015, we repurchased shares of our outstanding common stock.  As of December 31, 2015, the Series A preferred stock had cumulative dividends of $2.9 million and we included this amount in “Accrued liabilities” in our consolidated balance sheets. In 2021, 2020 and 2019, we did not repurchase any of our outstanding common stock. If we are required to pay the cumulative dividends on the Series A preferred stock, our cash and cash equivalents would be reduced.  We account for the cumulative year to date dividends on the Series A preferred stock when calculating our earnings per share.

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

In May 2015, our stockholders approved our 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan is a replacement of the 2007 Plan. The 399,562 share reserve of the 2007 Plan became the reserve of the 2015 Plan, together with 3,000,000 additional shares approved for issuance under the 2015 Plan. In May 2019, our stockholders approved 1,600,000 of additional shares for issuance under the 2015 Plan. In May 2021, our stockholders approved 3,600,000 of additional shares for issuance under the 2015 Plan. Awards that may be made under the 2015 Plan are stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, deferred compensation awards and other stock-based awards. Stock options and stock appreciation rights awarded under the 2015 Plan may not be repriced without stockholder approval. Stock options and stock appreciation rights may not be granted below fair market value. Stock options or stock appreciation rights generally shall not be fully vested over a period of less than four years from the date of grant and cannot be exercised more than 10 years from the date of grant. Restricted stock, restricted stock units, and performance awards generally shall not vest faster than over a three-year period (or a twelve-month period if vesting is based on a performance measure). However, options granted to consultants and restricted stock awards granted to independent board members typically vest in one year and the 2015 Plan does allow for similar vesting to employees. As of December 31, 2021, approximately 3.5 million shares were available for grant under the 2015 Plan.

Stock Options

The following table summarizes the stock option transactions for each of the years ended December 31, 2019, 2020 and 2021 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2019	2,654	$4.09	6.28	$2,720
Granted	430	3.06
Exercised	(113)	2.37
Canceled and expired	(18)	4.47
Balance as of December 31, 2019	2,953	$4.00	5.95	$3,040
Granted	—	—
Exercised	(905)	2.80
Canceled and expired	(163)	5.85
Balance as of December 31, 2020	1,885	$4.42	6.17	$9,713
Granted	—	—
Exercised	(507)	3.30
Canceled and expired	—	—
Balance as of December 31, 2021	1,378	$4.83	5.60	$5,573
Options vested as of December 31, 2021 and unvested options expected to vest, net of forfeitures	1,374	$4.83	5.60	$5,549
Options exercisable as of December 31, 2021	1,100	$5.14	5.09	$4,120

The options outstanding and exercisable as of December 31, 2021 were in the following exercise price ranges (in thousands, except per share data):

						Options Vested and
			Options Outstanding as of			Exercisable as of
			December 31, 2021			December 31, 2021
					Weighted‑average
Range of				Weighted‑average	Remaining		Weighted‑Average
Exercise Price			Shares	Exercise Price	Contractual Life	Shares	Exercise Price
$2.14	-	$2.18	143	$2.18	2.96	143	$2.18
$2.36	-	$2.36	6	$2.36	1.84	6	$2.36
$2.47	-	$2.47	40	$2.47	2.47	40	$2.47
$2.56	-	$2.56	15	$2.56	4.01	15	$2.56
$2.91	-	$2.91	22	$2.91	0.85	22	$2.91
$3.06	-	$3.06	329	$3.06	7.85	107	$3.06
$5.21	-	$5.21	394	$5.21	4.62	394	$5.21
$5.77	-	$5.77	245	$5.77	6.85	189	$5.77
$7.95	-	$7.95	60	$7.95	5.08	60	$7.95
$9.50	-	$9.50	124	$9.50	5.82	124	$9.50
			1,378	$4.83	5.60	1,100	$5.14

There were 507,000, 905,000 and 113,000 options exercised in the years ended December 31, 2021, 2020 and 2019, respectively. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019, was $3.7 million, $3.2 million and $266,000, respectively.

As of December 31, 2021, the unamortized compensation costs related to unvested stock options granted to employees under our 2015 plan was approximately $0.4 million, net of estimated forfeitures of $41,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of December 31, 2021 and 2020, as the amount was insignificant.

Restricted Stock Awards

A summary of activity related to restricted stock awards for the years ended December 31, 2019, 2020 and 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2019	633	$6.85
Granted	554	$3.60
Vested	(228)	$6.46
Forfeited	(20)	$7.16
Non-vested as of December 31, 2019	939	$5.02
Granted	443	$5.94
Vested	(347)	$5.44
Forfeited	(13)	$5.54
Non-vested as of December 31, 2020	1,022	$5.27
Granted	274	$9.07
Vested	(407)	$5.70
Forfeited	(14)	$5.38
Non-vested as of December 31, 2021	875	$6.26

Total fair value of stock awards vested during the years ended December 31, 2021, 2020 and 2019 was $3.8 million, $1.9 million and $1.5 million, respectively. As of December 31, 2021, we had $4.9 million of unrecognized compensation expense related to restricted stock awards, which will be recognized over the weighted average period of 1.6 years.

At-Risk, Performance Shares

In February 2021, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the 2015 Plan, as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

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

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date.  The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2021 was $15.37. For the year ended December 31, 2021, 37,901 shares of the at-risk, performance shares had vested.

On February 17, 2021, the Compensation Committee recommended, and the Board of Directors approved, at-risk, performance shares under the Plan, wherein 75,420 shares were granted to Dr. Morris Young, our Chief Executive Officer, and 25,650 shares were granted to Gary Fischer, our Chief Financial Officer and Corporate Secretary.

A summary of the status of our unvested at-risk, performance shares as of December 31, 2021 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares*	Share Value
Non-vested as of January 1, 2021	—	$—
Granted	152	$15.37
Vested	(38)	$15.37
Forfeited	—	$—
Non-vested as of December 31, 2021	114	$15.37

*The number of share presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

As of December 31, 2021, there was $1.1 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.9 years.

Common Stock

The following number of shares of common stock were reserved and available for future issuance as of December 31, 2021 (in thousands, except per share data):

Options outstanding	1,378
Restricted stock awards outstanding	989
Stock available for future grant: 2015 Equity Incentive Plan	3,544
Total	5,911

Stock-based Compensation

We recorded $4.5 million, $2.6 million and $2.3 million of stock-based compensation in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes compensation costs related to our stock-based compensation awards (in thousands, except per share data):

	Year Ended
	December 31,
	2021	2020	2019
Cost of revenue	$368	$116	$125
Selling, general and administrative	3,514	2,000	1,778
Research and development	637	507	443
Total stock-based compensation	4,519	2,623	2,346
Tax effect on stock-based compensation	—	—	—
Net effect on net income (loss)	$4,519	$2,623	$2,346
Shares used in computing basic net income (loss) per share	41,367	40,152	39,487
Shares used in computing diluted net income (loss) per share	42,720	41,025	39,487
Effect on basic net income (loss) per share	$0.11	$0.07	$(0.06)
Effect on diluted net income (loss) per share	$0.11	$0.06	$(0.06)

We estimate the fair value of stock options using a Black-Scholes option pricing model. There were no stock options granted during 2021 and 2020. There were 430,000 stock options granted with a weighted-average grant date fair value of $1.48 per share during 2019. The fair value of options granted was estimated at the date of grant using the following weighted-average assumptions:

	Year Ended
	December 31,
	2021	2020	2019
Expected term (in years)	—	—	6.1
Volatility	—%	—%	49.5%
Expected dividend	—%	—%	—%
Risk-free interest rate	—%	—%	1.67%

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

Retirement Savings Plan

We have a 401(k) Savings Plan (“Savings Plan”) which qualifies as a thrift plan under Section 401(k) of the Internal Revenue Code. All full-time U.S. employees are eligible to participate in the Savings Plan after 90 days from the date of hire. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide matching to employee contributions up to 4% of the employees’ base pay if employees contribute at least 6% of their base pay. If the contribution rate is less than 6% of the base pay, the matching percentage is prorated. Our contributions to the Savings Plan were $208,000, $188,000 and $176,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Product Warranty

We provide warranties for our products for a specific period of time, generally twelve months, against material defects. We provide for the estimated future costs of warranty obligations in cost of sales when the related revenue is recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that we expect to incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs are primarily based on historical experience as to product failures as well as current information on repair costs. On a quarterly basis, we review the accrued balances and update the historical warranty cost trends. The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” on the consolidated balance sheets, during 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Beginning accrued product warranty	$609	$387
Accruals for warranties issued	711	510
Adjustments related to pre-existing warranties including expirations and changes in estimates	(100)	186
Cost of warranty repair	(477)	(474)
Ending accrued product warranty	$743	$609

Note 12. Income Taxes

Consolidated income (loss) before provision for income taxes was income of $17.6 million and $7.1 million for the years ended December 31, 2021and 2020, respectively, and a loss of $1.0 million for the year ended December 31, 2019. We recorded a current tax provision of $1.1 million, $2.0 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The components of the provision for income taxes are summarized below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$223	$—	$—
State	91	15	27
Foreign	3,119	2,016	535
Total current	3,433	2,031	562
Deferred:
Federal	(188)	—	—
State	(1)
Foreign	(2,151)	—	—
Total deferred	(2,340)	—	—
Total provision for income taxes	$1,093	$2,031	$562

A reconciliation of the effective income tax rates and the U.S. statutory federal income tax rate is summarized below:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefits	0.4	0.2	(2.1)
Valuation allowance	(25.4)	0.8	(173.0)
Stock-based compensation	(3.2)	(1.9)	(21.8)
Foreign tax rate differential	(8.6)	2.1	137.7
Foreign tax incentives	(3.2)	(3.8)	32.2
Foreign income inclusion	10.4	7.8	—
Gain from sale of IP	16.9	—	—
Tax effect in equity method loss or gain from unconsolidated affiliates	(2.6)	1.1	(47.8)
Other	0.5	1.4	(1.0)
Effective tax rate	6.2%	28.7%	(54.8)%

Deferred tax assets and liabilities are summarized below (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$11,275	$14,328
Accruals, reserves and other	6,056	3,756
Credit carryforwards	358	1,685
Operating lease liability	125	178
Gross deferred tax assets	17,814	19,947
Valuation allowance	(15,371)	(19,798)
Total deferred tax assets	2,443	149
Deferred tax liabilities:
Operating lease right-of-use assets	(103)	(149)
Total net deferred tax assets (included in other assets)	$2,340	$—

As of December 31, 2021 we have federal net operating loss (“NOL”) carryforwards of approximately $43.5 million, which will begin to expire in 2024. In addition, we have federal tax credit carryforwards of approximately $0.4 million, which will begin to expire in 2022. We have utilized all state net operating losses, primarily in the state of California, as of December 31, 2021.

The deferred tax assets valuation allowance as of December 31, 2021 is attributed to U.S. federal, and state deferred tax assets, which result primarily from future deductible accruals, reserves, NOL carryforwards, and tax credit carryforwards. We believe that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. These factors include our history of losses related to domestic operations, and the lack of carryback capacity to realize deferred tax assets. The valuation allowance decreased for the year ended December 31, 2021 by $4.4 million and increased by $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

The China Enterprise Income Tax Law (“EIT”) imposes a single uniform income tax rate of 25% on all Chinese enterprises.  Our subsidiaries in China have qualified for a preferential 15% tax rate that is available for High and New Technology Enterprises (“HTE”).  In order to retain the preferential tax rate, we must meet certain operating conditions, satisfy certain product requirements, meet certain headcount requirements and maintain certain levels of research expenditures. We realized benefits from this 10% reduction in tax rate of $1.0 million, $1.0 million and $0.2 million for 2021, 2020 and 2019, respectively. As of December 31, 2021, the favorable tax rate is still valid for the Company and it will stay the same for next year if there is no change of the business nature. The preferential tax rate that we enjoy could be modified or discontinued altogether at any time, which could materially and adversely affect our financial condition and results of operations.

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

During fiscal year 2021, 2020 and 2019, the amount of gross unrecognized tax benefits remains unchanged. The total amount of unrecognized tax benefits was $14.6 million as of December 31, 2021 and 2020. The Company recognizes interest and penalties related to uncertain tax positions as part of the provision for income taxes. To date, such interest and penalties have not been material. Excluding the effects of recorded valuation allowances for deferred tax assets, $14.6 million of the unrecognized tax benefit would favorably impact the effective tax rate in future periods if recognized.

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

On June 29, 2020, Governor Newsom signed the highly anticipated budget package for California’s fiscal year that began on July 1, 2020. As part of the budget package, Assembly Bill 85 (“AB 85”) was enacted into law. The bill contains several tax changes to help with the budget deficit. Notably, AB 85 contains two major tax changes: (1) it suspends the usage of NOLs; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. AB 85 has no impact to the Company since the Company has no NOLs and business credits to utilize.

On December 27, 2020, a new $900 billion Coronavirus relief bill was signed into law by the President of the United States. The bill includes updates to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Employee Social Security Deferral and the Paycheck Protection Program. Since the Company has no taxable income, most of the acts have no direct impact or are not applicable to the Company.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Year ended
	December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to AXT, Inc.	$14,575	$3,238	$(2,600)
Less: Preferred stock dividends	(177)	(177)	(177)
Net income (loss) available to common stockholders	$14,398	$3,061	$(2,777)
Denominator:
Denominator for basic net income (loss) per share - weighted-average common shares	41,367	40,152	39,487
Effect of dilutive securities:
Common stock options	803	602	—
Restricted stock awards	550	271	—
Denominator for dilutive net income per common shares	42,720	41,025	39,487
Net income (loss) attributable to AXT, Inc. per common share:
Basic	$0.35	$0.08	$(0.07)
Diluted	$0.34	$0.07	$(0.07)

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	21	862	2,953
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	118	161	939

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Year Ended
	December 31,
	2021	2020	2019
Product Type:
Substrates	$103,026	$75,587	$67,849
Raw materials and others	34,367	19,774	15,407
Total	$137,393	$95,361	$83,256

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Year Ended
	December 31,
	2021	2020	2019
Geographical region:
China	$67,394	$35,150	$26,796
Taiwan	16,841	16,485	16,204
Japan	10,112	7,624	6,258
Asia Pacific (excluding China, Taiwan and Japan)	7,540	5,458	7,592
Europe (primarily Germany)	23,069	19,673	18,178
North America (primarily the United States)	12,437	10,971	8,228
Total	$137,393	$95,361	$83,256

Long-lived assets consist primarily of property, plant and equipment, and operating lease right-of-use assets are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of December 31,
	2021	2020
Long-lived assets by geographic region, net of depreciation:
North America	$1,610	$836
China	143,129	117,672
	$144,739	$118,508

Note 15. Other income, net

The components of other income, net are summarized below (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Foreign exchange gain (loss)	$(434)	$(411)	$321
Income from local China government subsidy	1,125	3,800	808
Other expense	(182)	(189)	(182)
	$509	$3,200	$947

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

As of December 31, 2021, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2022	$591
2023	581
2024	292
2025	293
2026	292
Thereafter	755
Total minimum lease payments	2,804
Less: Interest	(381)
Present value of lease obligations	2,423
Less: Current portion, included in accrued liabilities	(488)
Long-term portion of lease obligations	$1,935

The weighted average remaining lease term and the weighted-average discount rate for our operating leases are as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term (years)	6.44	7.15
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Year Ended
	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$570	$456

The components of lease expense are as follows (in thousands) within our consolidated statements of operations:

	Year Ended
	December 31,
	2021	2020
Operating lease	$533	$512
Short-term lease expense	119	89
Total	$652	$601

Royalty Agreement

In 2020, we and a competitor entered into a cross license and covenant agreement (the “Cross License Agreement”), which has a term that began on January 1, 2020 and expires on December 31, 2029. The Cross License Agreement is a fixed-cost cross license and not a variable-cost cross license that is based on revenue or units. Under the Cross License Agreement, we are obligated to make annual payments over a 10-year period. For the years ended December 31, 2021 and 2020, the royalty expense under the Cross License Agreement was not considered material to our consolidated financial statements.

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

Note 17. Unaudited Quarterly Consolidated Financial Data

	Quarter
	First	Second	Third	Fourth

	(in thousands, except per share data)
2021:
Revenue	$31,350	$33,735	$34,576	$37,732
Gross profit	11,536	12,238	11,501	12,139
Net income attributable to AXT, Inc.	3,425	4,385	3,800	2,965
Net income attributable to AXT, Inc. per share, basic	$0.08	$0.11	$0.09	$0.07
Net income attributable to AXT, Inc. per share, diluted	$0.08	$0.10	$0.09	$0.07
2020:
Revenue	$20,723	$22,134	$25,469	$27,035
Gross profit	5,522	6,768	8,823	9,162
Net income (loss) attributable to AXT, Inc.	(178)	361	991	2,064
Net income (loss) attributable to AXT, Inc. per share, basic	$(0.01)	$0.01	$0.02	$0.05
Net income (loss) attributable to AXT, Inc. per share, diluted	$(0.01)	$0.01	$0.02	$0.05

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. This right is suspended when Tongmei submits its formal application to the Shanghai Stock Exchange and is accepted for review. Tongmei submitted the application in December 2021 and it was formally accepted for review on January 10, 2022. If the Shanghai Stock Exchange approves the formal application, then they will forward it to the Chinese Securities Regulatory Commission (“CSRC”) for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes an IPO the redemption right is cancelled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

The components of the change in redeemable noncontrolling interests for the years ended December 31, 2021 and 2020 are presented in the following table (in thousands):

Balance as of January 1, 2020	$-
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	48,102
Equity issuance costs incurred	(539)
Net income attributable to redeemable noncontrolling interests	-
Effect of foreign currency translation attributable to redeemable noncontrolling interests	-
Balance as of December 31, 2020	47,563
Increase in redeemable noncontrolling interests due to issuance of Tongmei's common stock	1,514
Increase in redeemable noncontrolling interests due to transfer of subsidiary with noncontrolling interests	1,241
Increase in redeemable noncontrolling interests due to formation of new subsidiary with noncontrolling interests	132
Equity issuance costs incurred	(2,591)
Stock-based compensation attributable to redeemable noncontrolling interests	40
Net income attributable to redeemable noncontrolling interests	889
Effect of foreign currency translation attributable to redeemable noncontrolling interests	279
Effect of foreign currency translation on redeemable noncontrolling interests	1,318
Balance as of December 31, 2021	$50,385

Note 19. Subsequent Events

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in our consolidated subsidiary, ChaoYang XinMei, as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Tongmei’s ownership remained at 58.5% after these equity investments.

In January 2022, Tongmei entered into a credit facility with the Bank of Communications for $3.1 million with an annual interest rate of 3.3%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023.

In January 2022, Tongmei entered into a credit facility with the Bank of China for $4.4 million with an annual interest rate of 4.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023.

Item 16. Form 10-K Summary

Not applicable.

AXT, Inc.

EXHIBITS

TO

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2021

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation
3.2(2)	Certificate of Amendment of Certificate of Incorporation
3.3(3)	Certificate of Amendment to the Restated Certificate of Incorporation
3.4(4)	Certificate of Designation, Preferences and Rights of Series A Preferred Stock (which is incorporated herein by reference to Exhibit 2.1 to the registrant’s form 8-K dated May 28, 1999).
3.5(5)	Second Amended and Restated By Laws
3.6(6)	Amended and Restated Section 5.1 of Article V of the Second Amended and Restated Bylaws of AXT, Inc.
3.7(7)	Certificate of Amendment to By Laws
4.1	Description of Securities
10.1(8)*	Form of Indemnification Agreement for directors and officers
10.5(11)*	2007 Equity Incentive Plan (amended December 8, 2008)
10.6(12)*	Forms of agreements under the 2007 Equity Incentive Plan
10.7(13)*	Amended and Restated Employment Offer Letter between the Company and Dr. Morris S. Young dated December 4, 2012
10.8(14)*	Employment Letter Agreement between the Company and Mr. Gary L. Fischer
10.9(15)*	2015 Equity Incentive Plan
10.10(16)*	Executive Incentive Plan
10.11	Form of Capital Increase Agreement between Beijing Tongmei Xtal Technologies Co., Ltd. and certain investors
10.11(a)	Schedule identifying agreements substantially identical to the form of Capital Increase Agreement filed as Exhibit 10.11 hereto
10.12	Form of First Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.12(a)	Schedule identifying agreements substantially identical to the form of First Supplemental Agreement filed as Exhibit 10.12 hereto
10.13	Form of Second Supplemental Agreement between Beijing Tongmei Xtal Technology Co., Ltd. and certain investors
10.13(a)	Schedule identifying agreements substantially identical to the form of Second Supplemental Agreement filed as Exhibit 10.13 hereto
10.14	Letter of Commitment on Share Lock-up
10.15	Letter of Commitment on the Shareholding Intention and Share Reduction Intention
10.16	Letter of Commitment on Plan for Stabilizing Tongmei’s Stock Price within Three Years upon the Listing and the Restraint Measures
10.17	Letter of Commitment on Share Repurchase for Fraudulent Listing
10.18	Letter of Commitment on No False Records, Misleading Statements or Major Omissions in the Prospectus
10.19	Letter of Commitment on Filling the Diluted Spot Return
10.20	Letter of Commitment on Restraint Measures for Nonperformance of the Commitments
10.21	Letter of Commitment on Avoiding Horizontal Competition
10.22	Letter of Commitment on Regulating and Reducing Related Party Transactions

10.23	Letter of Commitment on Avoiding Illegal Guarantees
10.24	Statement and Letter of Commitment
10.25	Special Commitment Letter for Disclosure of Shareholders’ Information and Verification of Retired Personnel of CSRC
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm, BPM LLP
24.1	Power of Attorney (see signature page)
31.1	Certification by principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase. Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-K filed with the SEC on March 31, 1999.
(2)	Incorporated by reference to exhibit 3.1 to registrant’s Form 10-Q filed with the SEC on August 14, 2000.
(3)	Incorporated by reference to exhibit 3.4 to registrant’s Form 10-Q filed with SEC on August 5, 2004.
(4)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on June 14, 1999.
(5)	Incorporated by reference to exhibit 3.4 to registrant’s Form 8-K filed with the SEC on May 30, 2001.
(6)	Incorporated by reference to exhibit 99.2 to registrant’s Form 8-K filed with the SEC on August 1, 2007.
(7)	Incorporated by reference to exhibit 3.1 to registrant’s Form 8-K filed with the SEC on October 26, 2010.
(8)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on October 31, 2014.
(9)	Incorporated by reference to exhibit 10.29 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(10)	Incorporated by reference to exhibit 10.30 to registrant’s Form 8-K filed with the SEC on January 5, 2009.
(11)	Incorporated by reference to exhibit 10.31 to registrant’s Form 10-K filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to exhibit 10.20 to registrant’s Form 10-K filed with the SEC on March 22, 2010.
(13)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on December 4, 2012.
(14)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on August 12, 2014.
(15)	Incorporated by reference to appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 8, 2015.
(16)	Incorporated by reference to exhibit 10.1 to registrant’s Form 8-K filed with the SEC on February 26, 2016.
(17)	Incorporated by reference to exhibit 10.1 registrant’s Form 8-K filed with the SEC on November 9, 2018.

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AXT, Inc.

By:	/s/ GARY L. FISCHER
Chief Financial Officer and Corporate Secretary (Principal Financial Officer)

Date: March 15, 2022

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

Signature	Title	Date

/s/ MORRIS S. YOUNG	Chief Executive Officer and Chairman of the Board of Directors	March 15, 2022
Morris S. Young	(Principal Executive Officer)

/s/ GARY L. FISCHER	Chief Financial Officer and Corporate Secretary	March 15,2022
Gary L. Fischer	(Principal Financial Officer and Principal Accounting Officer)

/s/ JESSE CHEN	Lead Independent Director	March 15, 2022
Jesse Chen

/s/ DAVID C. CHANG	Director	March 15, 2022
David C. Chang

/s/ Christine Russell	Director	March 15, 2022
Christine Russell