Form 10-Q
period 2022-03-31
AXT INC
filed 2022-05-09
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2022

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2022
Common Stock, $0.001 par value	42,951,852

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$29,494	$36,763
Short-term investments	5,400	5,419
Accounts receivable, net of allowances of $130 as of March 31, 2022 and December 31, 2021	39,848	34,839
Inventories	68,821	65,912
Prepaid expenses and other current assets	16,501	17,252
Total current assets	160,064	160,185
Long-term investments	9,400	9,576
Property, plant and equipment, net	147,286	142,415
Operating lease right-of-use assets	2,223	2,324
Other assets	19,426	17,941
Total assets	$338,399	$332,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,399	$16,649
Accrued liabilities	12,213	17,057
Short-term loan from noncontrolling interest	—	1,887
Bank loan	20,192	12,229
Total current liabilities	46,804	47,822
Noncurrent operating lease liabilities	1,810	1,935
Other long-term liabilities	2,263	2,453
Total liabilities	50,877	52,210
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	50,971	50,385
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (Liquidation preference of $7,566 and $7,522 as of March 31, 2022 and December 31, 2021)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 42,952 and 42,886 shares issued and outstanding as of March 31, 2022 and December 31, 2021	43	43
Additional paid-in capital	232,317	231,622
Accumulated deficit	(26,805)	(29,970)
Accumulated other comprehensive income	6,629	6,302
Total AXT, Inc. stockholders’ equity	215,716	211,529
Noncontrolling interests	20,835	18,317
Total stockholders’ equity	236,551	229,846
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$338,399	$332,441

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$39,653	$31,350
Cost of revenue	26,345	19,814
Gross profit	13,308	11,536
Operating expenses:
Selling, general and administrative	6,450	5,570
Research and development	3,159	2,405
Total operating expenses	9,609	7,975
Income from operations	3,699	3,561
Interest expense, net	(183)	(50)
Equity in income of unconsolidated joint ventures	1,125	1,111
Other expense, net	(9)	(111)
Income before provision for income taxes	4,632	4,511
Provision for income taxes	660	746
Net income	3,972	3,765
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(807)	(340)
Net income attributable to AXT, Inc.	$3,165	$3,425
Net income attributable to AXT, Inc. per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08
Weighted-average number of common shares outstanding:
Basic	41,871	41,004
Diluted	42,662	42,726

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$3,972	$3,765
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	590	(156)
Change in unrealized loss on available-for-sale debt investments, net of tax	(172)	(8)
Total other comprehensive income (loss), net of tax	418	(164)
Comprehensive income	4,390	3,601
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests	(898)	(307)
Comprehensive income attributable to AXT, Inc.	$3,492	$3,294

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,972	$3,765
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,983	1,596
Amortization of marketable securities premium	23	15
Stock-based compensation	1,088	816
Gain on disposal of equipment	24	2
Equity in income of unconsolidated joint ventures	(1,125)	(1,111)
Deferred tax assets	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,915)	(3,886)
Inventories	(2,586)	(3,243)
Prepaid expenses and other current assets	810	(2,818)
Other assets	(341)	135
Accounts payable	(2,299)	745
Accrued liabilities	(4,867)	(4,018)
Other long-term liabilities, including royalties	(665)	(307)
Net cash used in operating activities	(8,906)	(8,309)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,294)	(5,776)
Proceeds from sales and maturities of available-for-sale debt securities	—	240
Net cash used in investing activities	(6,294)	(5,536)
Cash flows from financing activities:
Proceeds from common stock options exercised	—	704
Proceeds from sale of subsidiary shares to noncontrolling interests	—	538
Proceeds from bank loan	10,718	—
Payments on bank loan	(2,799)	—
Formation of new subsidiary with noncontrolling interests	—	642
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of costs	—	730
Net cash provided by financing activities	7,919	2,614
Effect of exchange rate changes on cash and cash equivalents	12	(165)
Net decrease in cash and cash equivalents	(7,269)	(11,396)
Cash and cash equivalents at the beginning of the year	36,763	72,602
Cash and cash equivalents at the end of the period	$29,494	$61,206
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$1,887	$—
Investment in subsidiary shares from noncontrolling interest	$410	$—
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$3,730

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of March 31, 2022 and December 31, 2021, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three months ended March 31, 2022, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei. The agreement called for a total investment of approximately $3.0 million, of which Tongmei would fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million. In May 2021, the investors completed the funding of the remaining balance of approximately $1.5 million. Tongmei’s portion of the final investment was approximately $0.9 million, for a total investment of approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In September 2021 and October 2021, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, ChaoYang XinMei received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei, as an equity investment. Tongmei’s ownership remained at 58.5% after these equity investments.

During the quarter ended December 31, 2020, Tongmei entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with several private equity investors in China.

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the board of director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of March 31, 2022 and December 31, 2021, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash	$29,494	$—	$—	$29,494	$36,763	$—	$—	$36,763
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash and cash equivalents	29,494	—	—	29,494	36,763	—	—	36,763
Investments (available-for-sale):
Certificates of deposit [2]	6,680	—	(90)	6,590	6,680	—	(19)	6,661
Corporate bonds	8,357	—	(147)	8,210	8,380	—	(46)	8,334
Total investments	15,037	—	(237)	14,800	15,060	—	(65)	14,995
Total cash, cash equivalents and investments	$44,531	$—	$(237)	$44,294	$51,823	$—	$(65)	$51,758
Contractual maturities on investments:
Due within 1 year [3]	$5,409			$5,400	$5,424			$5,419
Due after 1 through 5 years [4]	9,627			9,400	9,636			9,576
	$15,036			$14,800	$15,060			$14,995
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of March 31, 2022, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on March 31, 2022. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of March 31, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$6,590	$(90)	$—	$—	$6,590	$(90)
Corporate bonds	4,857	(139)	3,002	(7)	7,859	(146)
Total in loss position	$11,447	$(229)	$3,002	$(7)	$14,449	$(236)

The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of December 31, 2021	Value	(Loss)	Value	(Loss)	Value	(Loss)
Investments:
Certificates of deposit	$6,181	$(19)	$—	$—	$6,181	$(19)
Corporate bonds	5,970	(42)	2,013	(4)	7,983	(46)
Total in loss position	$12,151	$(61)	$2,013	$(4)	$14,164	$(65)

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $11.3 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, there were five companies accounted for under the equity method. There were no impairment charges in the three months ended March 31, 2022 and 2021.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of March 31, 2022 and December 31, 2021, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of March 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three months ended March 31, 2022. There have been no transfers between fair value measurements levels during the three months ended March 31, 2022.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of Mach 31, 2022 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and investments:
Certificates of deposit	$6,590	$—	$6,590	$—
Corporate bonds	8,210	—	8,210	—
Total	$14,800	$—	$14,800	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three months ended March 31, 2022 and 2021, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	March 31,	December 31,
	2022	2021
Inventories:
Raw materials	$32,949	$29,658
Work in process	32,411	32,605
Finished goods	3,461	3,649
	$68,821	$65,912

As of March 31, 2022 and December 31, 2021, carrying values of inventories were net of inventory reserves of $20.6 million and $19.6 million, respectively, for excess and obsolete inventory and $70,000 and $66,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	March 31,	December 31,
	2022	2021
Property, plant and equipment:
Machinery and equipment, at cost	$59,617	$59,284
Less: accumulated depreciation and amortization	(40,848)	(40,292)
Building, at cost	109,071	108,782
Less: accumulated depreciation and amortization	(19,560)	(18,710)
Leasehold improvements, at cost	7,060	7,039
Less: accumulated depreciation and amortization	(5,521)	(5,352)
Construction in progress	37,467	31,664
	$147,286	$142,415

As of March 31, 2022, the balance of construction in progress was $37.5 million, of which $27.2 million was related to our buildings in our new Dingxing and Kazuo locations, $4.3 million was for manufacturing equipment purchases not yet placed in service and $6.1 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2021, the balance of construction in progress was $31.7 million, of which $22.7 million was for our buildings in our new Dingxing and Kazuo locations, $3.0 million was for manufacturing equipment purchases not yet placed in service and $6.0 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	March 31,	December 31,
	2022	2021
Accrued compensation and related charges	$3,436	$5,115
Preferred stock dividends payable	2,901	2,901
Advances from customers	1,024	946
Accrued income taxes	1,001	539
Accrued product warranty	832	743
Current portion of operating lease liabilities	499	488
Accrued professional services	423	880
Other personnel-related costs	278	279
Payable in connection with construction in progress	268	2,974
Other tax payable	230	392
Accrual for sales returns	20	48
Other accrued liabilities	1,301	1,752
	$12,213	$17,057

Note 6. Related Party Transactions

In March 2012, Tongmei, entered into an operating lease for the land it owns with our consolidated subsidiary, BoYu. The lease agreement for the land of approximately 22,081 square feet commenced on January 1, 2012 for a term of 10 years with annual lease payments of $24,000, subject to a 5% increase at each third year anniversary. The annual lease payment is due by January 31st of each year. The lease was renewed in January 2022 for a term of 11 years with annual lease payments of $27,000, subject to a 5% increase at each third year anniversary.

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of March 31, 2022 and December 31, 2021, amounts payable of $112,000 and $112,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. In July 2021, JinMei repaid the principal and outstanding interest totaling $858,000 to Tongmei. As of March 31, 2022 and December 31, 2021, the remaining balance of principal and interest totaled $0 and $0, respectively. JinMei is in the process of relocating its headquarters and manufacturing operations to the city of Kazuo, located in the province of Liaoning near the Inner Mongolia Autonomous Region, near our own location.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in our consolidated subsidiary, ChaoYang XinMei, as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. Tongmei’s ownership remained at 58.5% after these equity investments. As of March 31, 2022, $0 was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

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

As of March 31, 2022, the investments are summarized below (in thousands):

	Investment Balance as of
	March 31,	December 31,	Accounting	Ownership *
Company	2022	2021	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	4,642	1,814	Consolidated	***58.5%
	$8,400	$5,572

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$2,057	$2,053	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	4,292	3,760	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	4,739	4,095	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	224	258	Equity	25%
	$11,312	$10,166

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of March 31, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

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

An additional step in the STAR Market IPO process involved certain entity reorganizations and alignment of assets under Tongmei. In this regard our two consolidated raw material companies, JinMei and BoYu, and its subsidiaries, were assigned to Tongmei in December 2020. This increased the number of customers and employees attributable to Tongmei as well as increased Tongmei’s consolidated revenue.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $11.3 million and $10.2 million as of March 31, 2022 and December 31, 2021, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity investment entities had the following summarized statements of operations information (in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net revenue	$10,734	$8,525
Gross profit	$5,999	$3,807
Operating income	$4,149	$3,061
Net income	$3,698	$2,612

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $1.1 million and $1.1 million, respectively, for the three months ended March 31, 2022 and 2021.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three months ended March 31, 2022 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2021	$3,532	$43	$231,622	$(29,970)	$6,302	$211,529	$18,317	$229,846
Investment in subsidiary with noncontrolling interest	—	—	(410)	—	—	(410)	204	(206)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	17	—	—	17	(7)	10
Stock-based compensation	—	—	875	—	—	875	—	875
Tongmei stock-based compensation	—	—	213	—	—	213	—	213
Net income	—	—	—	3,165	—	3,165	389	3,554
Investment in subsidiary from noncontrolling interest	—	—	—	—	—	—	1,887	1,887
Other comprehensive income	—	—	—	—	327	327	45	372
Balance as of March 31, 2022	$3,532	$43	$232,317	$(26,805)	$6,629	$215,716	$20,835	$236,551

Net income and other comprehensive income attributable to redeemable noncontrolling interests was $418,000 and $46,000, respectively, not shown in the table above.

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

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2021. During the three months ended March 31, 2022, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Cost of revenue	$113	$39
Selling, general and administrative	811	640
Research and development	164	137
Total stock-based compensation	1,088	816
Tax effect on stock-based compensation	—	—
Net effect on net income	$1,088	$816

As of March 31, 2022, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.3 million, net of estimated forfeitures of $35,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of March 31, 2022 and December 31, 2021 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three months ended March 31, 2022 and 2021.

The following table summarizes the stock option transactions during the three months ended March 31, 2022 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2022	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	—	—
Canceled and expired	—	—
Balance as of March 31, 2022	1,378	$4.83	5.36	$3,383
Options vested as of March 31, 2022 and unvested options expected to vest, net of forfeitures	1,376	$4.83	5.35	$3,371
Options exercisable as of March 31, 2022	1,140	$5.10	4.92	$2,547

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $7.02 on March 31, 2022, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the three months ended March 31, 2022 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2022	875	$6.26
Granted	2	$9.05
Vested	(9)	$11.60
Forfeited	(8)	$5.21
Non-vested as of March 31, 2022	860	$6.22

As of March 31, 2022, the unamortized compensation costs related to unvested restricted stock awards was approximately $4.3 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years.

At-Risk, Performance Shares

In February 2021 and 2022, the Company issued at-risk, performance shares classified as equity awards. Expense is recognized quarterly on a straight-line method over the requisite service period, based on the probability of achieving the specified financial performance metric, with changes in expectations recognized as an adjustment to earnings in the period of change. Compensation cost is not recognized for at-risk, performance shares that do not vest because service or performance conditions are not satisfied and any previously recognized compensation cost is reversed. At-risk, performance shares are eligible to receive dividend equivalents under the Company's 2015 Equity Incentive Plan (the “Plan”), as determined by the Board of Directors. The Company will recognize forfeitures as they occur.

The Company's at-risk, performance shares are classified as equity and contain performance and service conditions that must be satisfied for an employee to receive the shares. The financial performance metric for the at-risk, performance shares issued in February 2021 is based upon year-end 2020 actual results as compared to the Company’s year-end actual results in 2021. The financial performance metric for the at-risk, performance shares issued in February 2022 is based upon year-end 2021 actual results as compared to the Company’s year-end actual results in 2022. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the year 2021 and 2022, respectively.

The fair value of the at-risk, performance shares is determined based on the closing price of the Company’s common stock on the first day after the public issuance of the Company’s earnings release for the most recent fiscal quarter, following the Compensation Committee and Board of Directors approval, which is considered the grant date.  The fair value per share of the at-risk, performance shares classified as equity awards granted in February 2021 and 2022 was $15.37 and $7.83, respectively.

On February 17, 2021, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young, our Chief Executive Officer, of 113,130 at-risk, performance shares under the Plan. On February 17, 2021, the Compensation Committee approved the grant to Gary Fischer, our Chief Financial Officer and Corporate Secretary, of 38,475 at-risk, performance shares under the Plan. On March 14, 2022, the Compensation Committee met and certified that the year-over-year annual revenue growth rate achieved for fiscal year 2021, expressed as a percentage, was 44%. Therefore, all of the at-risk performance shares became eligible to vest.

On February 15, 2022, the Compensation Committee recommended, and the Board approved, the grant to Dr. Morris Young of 114,320 at-risk, performance shares under the Plan. On February 15, 2022, the Compensation Committee approved the grant to Gary Fischer of 32,100 at-risk, performance shares under the Plan. If the performance financial metric is less than 50% achieved these shares are forfeited. If the performance financial metric is between 50% and 200% achieved, then a corresponding pro rata portion of the 114,320 shares issued to Dr. Young would be eligible to vest and a corresponding pro rata portion of the 32,100 shares issued to Mr. Fischer would be eligible to vest. Any shares that are not eligible to vest are forfeited. If the target financial metric exceeds 200%, then the maximum number of at-risk performance shares that would be eligible to vest is 114,320 for Dr. Young and 32,100 for Mr. Fischer.

A summary of the status of our unvested at-risk, performance shares as of March 31, 2022 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares*		Share Value
Non-vested as of January 1, 2022	114		$15.37
Granted	74	**	$10.91
Vested	—		$—
Forfeited	—		$—
Non-vested as of March 31, 2022	188		$12.42

*The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

** The first annual vesting was reported in Q4 2021, when 25% of the at-risk performance shares became eligible subject to review and confirmation by the Compensation Committee after year-end results were certified.

As of March 31, 2022, there was $1.5 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.8 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income attributable to AXT, Inc.	$3,165	$3,425
Less: Preferred stock dividends	(44)	(44)
Net income available to common stockholders	$3,121	$3,381
Denominator:
Denominator for basic net income per share - weighted-average common shares	41,871	41,004
Effect of dilutive securities:
Common stock options	474	1,082
Restricted stock awards	317	640
Denominator for dilutive net income per common shares	42,662	42,726
Net income attributable to AXT, Inc. per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Options excluded from diluted net income (loss) per share as the impact is anti-dilutive	201	21
Restricted stock excluded from diluted net income (loss) per share as the impact is anti-dilutive	218	57

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended
	March 31,
	2022	2021
Product Type:
Substrates	$31,745	$23,373
Raw Materials and Other	7,908	7,977
Total	$39,653	$31,350

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended
	March 31,
	2022	2021
Geographical region:
China	$17,480	$15,546
Taiwan	6,859	3,015
Japan	2,807	2,523
Asia Pacific (excluding China, Taiwan and Japan)	1,756	1,817
Europe (primarily Germany)	6,394	5,435
North America (primarily the United States)	4,357	3,014
Total	$39,653	$31,350

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Long-lived assets by geographic region, net of depreciation:
North America	$897	$1,610
China	148,612	143,129
	$149,509	$144,739

Significant Customers

One customer, Landmark, represented 10% of our revenue for the three months ended March 31, 2022 and no customer represented 10% of our revenue for the three months ended March 31, 2021. Our top five customers, although not the same five customers for each period, represented 29% and 26% of our revenue for the three months ended March 31, 2022 and 2021, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. Two customers accounted for 12% and 10% of our accounts receivable balance as of March 31, 2022, and no customer accounted for 10% of our accounts receivable as of December 31, 2021.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Beginning accrued product warranty	$743	$609
Accruals for warranties issued	556	113
Adjustments related to pre-existing warranties including expirations and changes in estimates	(113)	(54)
Cost of warranty repair	(354)	(86)
Ending accrued product warranty	$832	$582

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of March 31, 2022, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Expense, Net

Other expense, net for the three months ended March 31, 2022 and 2021, includes a grant of $0.2 million and $0.1 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange loss of $228,000 and $173,000 for the three months ended March 31, 2022 and 2021, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three months ended March 31, 2022 includes no interest and penalties. As of March 31, 2022, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three months ended March 31, 2022 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created US subsidiary, AXT-Tongmei. Which has incurred tax expense.

Under the 2017 Tax Cuts and Jobs Act (TCJA), research and experimental (“R&E”), expenditures incurred or paid for tax years beginning after December 31, 2021, will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense for our US Corporation and amortize it over 5 years. We also capitalize the R&E expense in our China subsidiaries and amortize it over 15 years.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of March 31, 2022. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Contract liabilities	$1,024	$946
During the three months ended March 31, 2022, the Company recognized $321,000 of revenue that was included in the contract balances as of December 31, 2021.

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

On August 9, 2019, Tongmei borrowed $2.8 million against the Credit Facility (the “August 2019 borrowing”). The repayment of the full amount was due on August 9, 2020. On September 12, 2019, we borrowed an additional $2.8 million against the Credit Facility (the “September 2019 borrowing”). The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.9 million and simultaneously applied to renew the Credit Facility. The process of repaying a loan and then renewing the loan is customary in China.

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

In March 2022, Tongmei repaid $2.7 million of the Credit Facility, including all outstanding accrued interest. As of March 31, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the Credit Facility and an additional $2.7 million was approved and funded against the Credit Facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the Credit Facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the Credit Facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest. As of March 31, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

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

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of China increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of March 31, 2022, $4.7 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the loan amount or approximately $24,000. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang Tongmei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang JinMei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding.

The repayment of the loan is due in January 2023. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, Tongmei entered into a credit facility with the Bank of China for $4.4 million with an annual interest rate of 4.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023. The Credit Facility is collateralized by Baoding Tongmei Xtal Technology Co., Ltd.’s land use rights and all of its buildings located at its facility in Dingxing, China. As of March 31, 2022, $4.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

In March 2022, Tongmei entered into a credit facility with the Bank of China for $3.1 million with an annual interest rate of 3.7%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in September 2022. As of March 31, 2022, $3.1 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

As of March 31, 2022, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2022	$444
2023	582
2024	293
2025	293
2026	293
Thereafter	757
Total minimum lease payments	2,662
Less: Interest	(353)
Present value of lease obligations	2,309
Less: Current portion, included in accrued liabilities	(499)
Long-term portion of lease obligations	$1,810

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	March 31,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.29	6.44
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147	$141

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended
	March 31,
	2022	2021
Operating lease	$134	$133
Short-term lease expense	36	24
Total	$170	$157

Note 18. Redeemable Noncontrolling Interests

As discussed in Note 1, during the quarter ended December 31, 2020, Tongmei entered into the Capital Investment Agreements with Investors that invested approximately $48.1 million in the form of redeemable noncontrolling interests representing 7.06% of the outstanding shares of Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the entire approximately $49 million investment on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. The initial carrying amount of the redeemable noncontrolling interest was recorded at fair value on the date of issuance of Tongmei’s common stock, net of issuance costs and presented in temporary equity on the condensed consolidated balance sheets. This classification is due to the existence of certain contingencies that could result in potential redemption at the fixed purchase price as described below. We currently do not believe that this is probable thus no amortization of the issuance costs has been recorded.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. The aggregate redemption amount is approximately $49 million. This right is suspended when Tongmei submits its formal application to the Chinese Securities Regulatory Commission (“CSRC”). Tongmei submitted to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange provided comments to the formal application in March 2022 and Tongmei filed an amended application to address the comments on April 14, 2022. The Shanghai Stock Exchange accepted for review the amended application on April 18, 2022 and provided comments to the amended application on April 26, 2022. The Shanghai Stock Exchange has not yet approved the formal application. If the Shanghai Stock Exchange approves the formal application, then the Shanghai Stock Exchange will forward it to the CSRC for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes an IPO the redemption right is cancelled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

The components of the change in redeemable noncontrolling interests for the three months ended March 31, 2022 are presented in the following table (in thousands):

Balance as of January 1, 2022	$50,385
Investment in subsidiary with redeemable noncontrolling interest	206
Equity issuance costs incurred	(227)
Stock-based compensation attributable to redeemable noncontrolling interests	(6)
Net income attributable to redeemable noncontrolling interests	418
Effect of foreign currency translation on redeemable noncontrolling interests	149
Effect of foreign currency translation attributable to redeemable noncontrolling interests	46
Balance as of March 31, 2022	$50,971

Note 19. Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The FASB broadly defined “government assistance” in ASC 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed. Government assistance within the scope of ASC 832 includes assistance that is administered by domestic, foreign, local (such as city, town, county, or municipality), regional (such as state, provincial, or territorial), national (federal) governments, as well as entities related to those governments (such as departments, independent agencies, boards, commissions, or component units). ASC 832 also includes government assistance from intergovernmental organizations (for example, global organizations such as the United Nations, regional organizations such as the European Union, and economic organizations such as the World Trade Organization). The guidance is effective for fiscal years beginning after December 15, 2021, with early application permitted. Adoption of the new standard had a de minimis effect on our condensed consolidated financial statements.

Note 20. Subsequent Event

In April 2022, Tongmei entered into a capital increase agreement with noncontrolling interests to further invest $4.5 million in our consolidated subsidiary, ChaoYang XinMei. Tongmei’s portion of the investment was approximately $2.6 million, of which $1.1 million was paid in April 2022. Noncontrolling interests’ portion of the investment was approximately $1.9 million, of which $0.7 million was paid in April 2022. As a result, noncontrolling interests increased $0.8 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after the April 2022 equity investment.

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

Our forward-looking statements are based upon assumptions that are subject to uncertainties and factors relating to the company’s operations and business environment, which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this report. These uncertainties and factors include but are not limited to: the withdrawal, cancellations or requests for redemptions by private equity funds in China of their investments in Tongmei, the administrative challenges in satisfying the requirements of various government agencies in China in connection with the investments in Tongmei and the listing of shares of Tongmei on the STAR Market, continued open access to companies to list shares on the STAR Market, investor enthusiasm for new listings of shares on the STAR Market and geopolitical tensions between China and the United States. Additional uncertainties and factors include, but are not limited to: the timing and receipt of significant orders; the cancellation of orders and return of product; emerging applications using chips or devices fabricated on our substrates; end-user acceptance of products containing chips or devices fabricated on our substrates; our ability to bring new products to market; product announcements by our competitors; the ability to control costs and improve efficiency; the ability to utilize our manufacturing capacity; product yields and their impact on gross margins; the relocation of manufacturing lines and ramping of production; possible factory shutdowns as a result of air pollution in China or COVID-19; COVID-19 or other outbreaks of a contagious disease; the availability of COVID-19 vaccines; tariffs and other trade war issues; the financial performance of our partially owned supply chain companies; policies and regulations in China; and other factors as set forth in this Quarterly Report on Form 10-Q, including those set forth under the section entitled “Risk Factors” in Item 1A below. All forward-looking statements are based upon management’s views as of the date of this quarterly report and are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated in such forward-looking statements. Such risks and uncertainties include those set forth under the section entitled “Risk Factors” in Item 1A below, as well as those discussed elsewhere in this quarterly report, and identify important factors that could disrupt or injure our business or cause actual results to differ materially from those predicted in any such forward-looking statements.

These forward-looking statements are not guarantees of future performance.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Readers are urged to carefully review and consider the various disclosures made in this report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.  We undertake no obligation to revise or update any forward-looking statements in order to reflect any development, event or circumstance that may arise after the date of this report. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the condensed consolidated financial statements included elsewhere in this report.

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
• Used when growing epitaxial layers in Molecular Beam Epitaxy (MBE) reactors

All of our products are manufactured in the People’s Republic of China (PRC or China) by our PRC subsidiaries and PRC joint ventures. The PRC generally has favorable costs for facilities and labor compared with comparable facilities in the United States, Europe or Japan. Our supply chain includes partial ownership of raw material companies in China (subsidiaries/joint ventures). We believe this supply chain arrangement provides us with pricing advantages, reliable supply, market trend visibility and better sourcing lead-times for key raw materials central to manufacturing our substrates. Our raw material companies produce materials, including raw gallium (4N Ga), high purity gallium (6N and 7N Ga), starting material for InP, arsenic, germanium, germanium dioxide, pyrolytic boron nitride (pBN) crucibles and boron oxide (B2O3). We have board representation in all of these raw material companies. We consolidate the companies in which we have either a controlling financial interest, or majority financial interest combined with the ability to exercise substantive control over the operations, or financial decisions, of such companies. We use the equity method to account for companies in which we have noncontrolling financial interest and have the ability to exercise significant influence, but not control, over such companies. We purchase portions of the materials produced by these companies for our own use and they sell the remainder of their production to third parties.

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

Begun in 2017, the relocation of our gallium arsenide production lines is now completed. Our PRC subsidiary, Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), entered into volume production in 2020. To mitigate our risks and maintain our production schedule, we moved our gallium arsenide equipment in stages. By December 31, 2019, we had ceased all crystal growth for gallium arsenide in our original manufacturing facility in Beijing and transferred 100% of our ingot production to the new manufacturing facility of our PRC subsidiary, ChaoYang Tongmei Xtal Technology Co., Ltd., in Kazuo, a city approximately 250 miles from Beijing. We transferred our wafer processing equipment for gallium arsenide to Baoding Tongmei’s new manufacturing facility in Dingxing, a city approximately 75 miles from Beijing. Some of our larger, more sophisticated customers qualified gallium arsenide wafers from the new sites in 2020. A few customers, as well as prospective customers, are still in that process. These new facilities enabled us to expand capacity and upgrade some of the equipment. The new buildings are large enough that our PRC subsidiaries can install additional equipment if market demand increases or if we gain market share. Our PRC subsidiaries also acquired sufficient land to enable them to add facilities, if needed in the future. We believe our ability to add capacity gives us a competitive advantage. In addition, a new level of technological sophistication in our manufacturing capabilities will enable us to support the major trends that we believe are likely to drive demand for our products in the years ahead.

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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 10 private equity funds, had engaged with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations, these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. The aggregate redemption amount is approximately $49 million. This right is suspended when Tongmei submits its formal application to the Chinese Securities Regulatory Commission (“CSRC”). Tongmei submitted to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange provided comments to the formal application in March 2022 and Tongmei filed an amended application to address the comments on April 14, 2022. The Shanghai Stock Exchange accepted for review the amended application on April 18, 2022 and provided comments to the amended application on April 26, 2022. The Shanghai Stock Exchange has not yet approved the formal application. If the Shanghai Stock Exchange approves the formal application, then the Shanghai Stock Exchange will forward it to the CSRC for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes the IPO then the redemption right is canceled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). The following organization chart depicts the consolidated structure as of March 31, 2022;

The businesses of our PRC subsidiaries and PRC joint ventures are subject to complex and rapidly evolving laws and regulations in the PRC, which can change quickly with little advance notice. The PRC government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. In the past, we have experienced such intervention or influence by the PRC government and a change in the rules and regulations in China when we were instructed by the Beijing municipal government to relocate our manufacturing facility in Beijing and expect that such intervention or influence or change in the rules and regulations in China could occur in the future.

In the ordinary course of business, our PRC subsidiaries and PRC joint ventures require permits and licenses to operate in the PRC. Such permits and licenses include permits to use hazardous materials in manufacturing operations. From time to time, the PRC government issues new regulations, which may require additional actions on the part of our PRC subsidiaries and PRC joint ventures to comply. For example, on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. In the ordinary course of business, our PRC subsidiaries and PRC joint ventures apply for permits as required.

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the three months ended March 31, 2022, we paid approximately $675,000 in tariffs. In 2021, we paid approximately $1.3 million in tariffs. The future impact of tariffs and trade wars is uncertain.

Our independent registered public accounting firm is BPM LLP (“BPM”), which is registered with the Public Company Accounting Oversight Board (the “PCAOB”). The Holding Foreign Companies Accountable Act (the “HFCA Act”) requires that the PCAOB determine whether it is unable to inspect or investigate completely registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions. BPM is neither headquartered in the PRC or Hong Kong nor is it subject to the determinations announced by the PCAOB.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of March 31, 2022 and December 31, 2021, our accounts receivable, net balance was $39.8 million and $34.8 million, respectively, which was net of an allowance for doubtful accounts of $130,000 and $130,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of March 31, 2022 and December 31, 2021, accrued product warranties totaled $832,000 and $743,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of March 31, 2022 and December 31, 2021, we had an inventory reserve of $20.6 million and $19.6 million, respectively, for excess and obsolete inventory and $70,000 and $66,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the three months ended March 31, 2022 and 2021.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of March 31, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended March 31, 2022 and 2021.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

The award of performance Restricted Stock covering Shares (the “Performance Award”) will be subject to vesting requirements relating to both the recipient of the Performance Award (the “Participant”) continuously remaining a Service Provider through specified dates and achievement of specified performance-based criteria (“Performance Goal”). Any capitalized term not defined herein will have the meaning ascribed to such term in the 2015 Equity Incentive Plan. The Performance Goal will be measured over the Company’s fiscal year 2021 or 2022 (each a “Performance Period”).

The financial Performance Goal is a metric based upon prior year-end actual results as compared to the Company’s current year-end actual results. All performance shares, if earned, are still subject to annual vesting over a four-year period except that no shares are vested on the first anniversary because the performance measurement is based on year-end results for the entire year.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to be spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the potential resurgence of the outbreak as a result of variants in countries that had previously contained the outbreak, the availability of COVID-19 vaccines and the number of people who are vaccinated, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as lockdowns in China that may require the temporary closure of one or more of our manufacturing facilities in China and travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic could have a material adverse impact on our business, condensed consolidated results of operations and financial condition until the COVID-19 pandemic subsides and related public health measures are reduced or eliminated.

Results of Operations

Revenue

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

Product Type:	($ in thousands)
Substrates	$31,745	$23,373	$8,372	35.8%
Raw materials and other	7,908	7,977	(69)	(0.9)%
Total revenue	$39,653	$31,350	$8,303	26.5%

Revenue increased $8.3 million, or 26.5%, to $39.7 million for the three months ended March 31, 2022 from $31.4 million for the three months ended March 31, 2021. The substrate revenue increase for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs and Ge wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. In addition, we had continued strength in high-power industrial laser applications. Raw materials sales decreased $0.1 million, or 0.9%, to $7.9 million for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease in raw materials revenue for the three months ended March 31, 2022 as compared to the same period in 2021 was primarily the result of a decrease in sales of refined gallium partially offset by increased sales of pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2021 to 2022
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
China	$17,480	$15,546	$1,934	12.4%
% of total revenue	44%	49%
Taiwan	6,859	3,015	3,844	127.5%
% of total revenue	17%	10%
Japan	2,807	2,523	284	11.3%
% of total revenue	7%	8%
Asia Pacific (excluding China, Taiwan and Japan)	1,756	1,817	(61)	(3.4)%
% of total revenue	5%	6%
Europe (primarily Germany)	6,394	5,435	959	17.6%
% of total revenue	16%	17%
North America (primarily the United States)	4,357	3,014	1,343	44.6%
% of total revenue	11%	10%
Total revenue	$39,653	$31,350	$8,303	26.5%

Revenue in China increased $1.9 million for the three months ended March 31, 2022, primarily due to higher demand for our GaAs, InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan increased $3.8 million, primarily due to higher demand for our InP and GaAs wafer substrates. Revenue in Japan increased $0.3 million primarily due to higher demand for pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our InP and GaAs wafer substrates. Revenue in Asia Pacific decreased by $0.1 million, primarily due to decreased demand for our InP wafer substrates partially offset by increased demand for our GaAs wafer substrates. Revenue in Europe increased by $1.0 million primarily due to increased demand for our Ge, GaAs and InP wafer substrates partially offset by decreased demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in North America increased by $1.3 million due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our GaAs and Ge wafer substrates.

Gross Profit

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
Gross profit	$13,308	$11,536	$1,772	15.4%
Gross Profit %	33.6%	36.8%

Gross profit increased $1.8 million, or 15.4%, to $13.3 million for the three months ended March 31, 2022 from $11.5 million for the three months ended March 31, 2021. The increase in gross profit is attributed to higher revenue and a change in product mix. Gross margin as a percent of revenue declined as a result of increased costs in our manufacturing materials.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
Selling, general and administrative expenses	$6,450	$5,570	$880	15.8%
% of total revenue	16.3%	17.8%

Selling, general and administrative expenses increased $0.9 million, or 15.8%, to $6.5 million for the three months ended March 31, 2022 from $5.6 million for the three months ended March 31, 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses.

Research and Development

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
Research and development	$3,159	$2,405	$754	31.4%
% of total revenue	8.0%	7.7%

Research and development expenses increased $0.8 million, or 31.4%, to $3.2 million for the three months ended March 31, 2022 from $2.4 million for the three months ended March 31, 2021. The increase in research and development expenses for the three months ended March 31, 2022 was primarily due to personnel-related expenses, travel and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Interest Expense, Net

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
Interest expense, net	$183	$50	$133	266.0%
% of total revenue	0.5%	0.2%

Interest expense, net increased $133,000 or 266.0% to $183,000 for the three months ended March 31, 2022 from $50,000 for the three months ended March 31, 2021. Interest expense, net increased primarily due to a decrease in the amount of cash and cash equivalents held by us during the three months ended March 2022 as compared to the three months ended March 31, 2021 and due to increased debt during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended
	March 31,		Equity in Income
	2022	2021	Change	% Change

	($ in thousands)
Equity in income of unconsolidated joint ventures	$1,125	$1,111	$14	1.3%
% of total revenue	2.8%	3.5%

The equity in income of unconsolidated joint venture companies was income of $1.1 million for the three months ended March 31, 2022 as compared to income of $1.1 million for the three months ended March 31, 2021. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and higher prices.

Other Expense, Net

	Three Months Ended
	March 31,		Other Expense
	2022	2021	Change	% Change

	($ in thousands)
Other expense, net	$9	$111	$(102)	(91.9)%
% of total revenue	0.0%	0.4%

Other expense, net decreased $102,000 or 91.9% to an expense of $9,000 for the three months ended March 31, 2022 from an expense of $111,000 for the three months ended March 31, 2021. Other expense, net decreased primarily due to a grant of $0.2 million received from a Chinese provincial government agency as an award for relocating to its province in March 2022, compared to $0.1 million in March 2021.

Provision for Income Taxes

	Three Months Ended
	March 31,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
Provision for income taxes	$660	$746	$(86)	(11.5)%
% of total revenue	1.7%	2.4%

Provision for income taxes decreased $86,000, or 11.5%, to $660,000 for the three months ended March 31, 2022 from $746,000 for the three months ended March 31, 2021. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created U.S. subsidiary, AXT-Tongmei. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

Under the 2017 Tax Cuts and Jobs Act (TCJA), research and experimental (“R&E”), expenditures incurred or paid for tax years beginning after December 31, 2021, will no longer be immediately deductible for tax purposes. Instead, businesses are now required to capitalize and amortize R&E expenditures over a period of five years for research conducted within the U.S. or 15 years for research conducted in a foreign jurisdiction. We capitalize the R&E expense for our US Corporation and amortize it over 5 years. We also capitalize the R&E expense in our China subsidiaries and amortize it over 15 years.

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

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net income attributable to
			noncontrolling interests and
	March 31,		redeemable noncontrolling interests
	2022	2021	Change	% Change

	($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$807	$340	$467	137.4%
% of total revenue	2.0%	1.1%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $467,000 or 137.4% to $807,000 for the three months ended March 31, 2022, from $340,000 for the three months ended March 31, 2021, primarily due to the structural changes of the legal entities in China (see Note 1) and to a lesser degree, losses generated by ChaoYang XinMei.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of March 31, 2022, our principal source of liquidity was $44.3 million, which consisted of cash and cash equivalents of $29.5 million and investments of $14.8 million. In the three months ended March 31, 2022, cash and cash equivalents decreased by $7.3 million and investments decreased by $0.2 million. The decrease in cash and cash equivalents of $7.3 million in the three months ended March 31, 2022 was primarily due to net cash used in operating activities of $8.9 million, and net cash used in investing activities of $6.3 million, partially offset by net cash provided by financing activities of $7.9 million and the effect of exchange rate changes of $12,000. As of March 31, 2022, we and our consolidated joint ventures in China held approximately $18.8 million in cash and investments in foreign bank accounts.

As of March 31, 2021, our principal source of liquidity was $66.9 million, which consisted of cash and cash equivalents of $61.2 million and investments of $5.7 million. In the three months ended March 31, 2021, cash and cash equivalents decreased by $11.4 million and investments decreased by $0.3 million. The decrease in cash and cash equivalents of $11.4 million in the three months ended March 31, 2021 was primarily due to net cash used in operating activities of $8.3 million, net cash used in investing activities of $5.5 million, the effect of exchange rate changes of $0.2 million, partially offset by net cash provided by financing activities of $2.6. As of March 31, 2021, we and our consolidated joint ventures in China held approximately $44.4 million in cash and investments in foreign bank accounts.

Net cash used in operating activities of $8.9 million for the three months ended March 31, 2022 was primarily comprised of a net change of $14.9 million in operating assets and liabilities and income from equity method investments of $1.1 million, partially offset by a net income before income attributable to non-controlling interest and redeemable noncontrolling interests of $4.0 million, the adjustment for non-cash items of depreciation and amortization of $2.0 million and stock-based compensation of $1.1 million.

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

Net cash used in investing activities of $6.3 million for the three months ended March 31, 2022 was from the purchase of property, plant and equipment of $6.3 million.

Net cash used in investing activities of $5.5 million for the three months ended March 31, 2021 was primarily from the purchase of property, plant and equipment of $5.8 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.2 million.

Net cash provided by financing activities was $7.9 million for the three months ended March 31, 2022, which consisted of proceeds from short-term loan of $10.7 million, partially offset by repayment of short-term loan of $2.8 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the three months ended March 31, 2022, we did not repurchase any shares under the approved stock repurchase program. As of March 31, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

Occasionally, one of our PRC subsidiaries or PRC raw material joint ventures declares and pays a dividend. These dividends generally occur when the PRC joint venture declares a dividend for all of its shareholders. Dividends paid to the Company are subject to a 10% PRC withholding tax. The Company is required to obtain approval from the State Administration of Foreign Exchange (“SAFE”) to transfer funds in or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than PRC foreign exchange restrictions, the Company is not subject to any PRC restrictions and limitations on its ability to distribute earnings from its businesses, including its PRC subsidiaries and PRC joint ventures, to the Company and its investors as well as the ability to settle amounts owed by the Company to its PRC subsidiaries and PRC joint ventures. If SAFE approval is denied the dividend payable to the Company would be owed but would not be paid.

For the three months ended March 31, 2022 and 2021, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the three months ended March 31, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the three months ended March 31, 2022, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

We have no current intentions to distribute to our investors earnings under our corporate structure. We settle amounts owed under our transfer pricing arrangements in the ordinary course of business.

The cash generated from one PRC subsidiary is not used to fund another PRC subsidiary’s operations. None of our PRC subsidiaries has ever faced difficulties or limitations on its ability to transfer cash between our subsidiaries. AXT has cash management policies that dictate the amount of such funding.

As one of the first steps in the process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. The aggregate redemption amount is approximately $49 million. This right is suspended when Tongmei submits its formal application to the CSRC. Tongmei submitted to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange provided comments to the formal application in March 2022 and Tongmei filed an amended application to address the comments on April 14, 2022. The Shanghai Stock Exchange accepted for review the amended application on April 18, 2022 and provided comments to the amended application on April 26, 2022. The Shanghai Stock Exchange has not yet approved the formal application. If the Shanghai Stock Exchange approves the formal application, then they will forward it to the CSRC for further review. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until the second half of 2022. If, on December 31, 2022, the IPO application remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application. If the application is approved and Tongmei completes an IPO the redemption right is canceled. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

On August 9, 2019, Tongmei borrowed $2.8 million against the Credit Facility (the “August 2019 borrowing”). The repayment of the full amount was due on August 9, 2020. On September 12, 2019 Tongmei borrowed an additional $2.8 million against the Credit Facility (the September 2019 borrowing”). The repayment of the full amount was due on September 12, 2020. In August 2020, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.9 million and simultaneously applied to renew the Credit Facility. The process of repaying a loan and then renewing the loan is customary in China.

In September 2020, the August 2019 borrowing was renewed and funded against the Credit Facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the Credit Facility contains an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million. In September 2021, Tongmei repaid $3.1 million of the Credit Facility, including all outstanding accrued interest, and simultaneously applied to renew the Credit Facility. In September 2021, the Credit Facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. In March 2022, Tongmei repaid $2.7 million of the Credit Facility, including all outstanding accrued interest. As of March 31, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the Credit Facility and an additional $2.7 million was approved and funded against the Credit Facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the Credit Facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the Credit Facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest. As of March 31, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

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

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of China increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of March 31, 2022, $4.7 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in our consolidated subsidiary, ChaoYang XinMei, as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Tongmei’s ownership remained at 58.5% after these equity investments. As of March 31, 2022, $0 was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the loan amount or approximately $24,000. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang Tongmei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang JinMei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of March 31, 2022, $1.6 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, Tongmei entered into a credit facility with the Bank of China for $4.4 million with an annual interest rate of 4.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023. The Credit Facility is collateralized by Baoding Tongmei Xtal Technology Co., Ltd.’s land use rights and all of its buildings located at its facility in Dingxing, China. As of March 31, 2022, $4.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

In March 2022, Tongmei entered into a credit facility with the Bank of China for $3.1 million with an annual interest rate of 3.7%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in September 2022. As of March 31, 2022, $3.1 million was included in “Bank loan” in our condensed consolidated balance sheets.

On July 27, 2021, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We currently expect to use the net proceeds from the sale of securities under the shelf registration statement for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary products, technologies or businesses. The SEC has not yet declared the registration statement effective.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

A significant portion of our business is conducted in currencies other than the U.S. dollar. Foreign exchange losses have had a material adverse effect on our operating results and cash flows in the past and could have a material adverse effect on our operating results and cash flows in the future. If we do not effectively manage the risks associated with this currency risk, our revenue, cash flows and financial condition could be adversely affected. Although during 2019, we recorded a foreign exchange gain of $321,000, during 2021 and 2020 we recorded net foreign exchange loss of $434,000 and $411,000, respectively, included as part of other income, net in our condensed consolidated statements of operations. We incur foreign currency transaction exchange gains and losses due to operations in general. In the future we may experience foreign exchange losses on our non-functional currency denominated receivables and payables to the extent that we have not mitigated our exposure. Foreign exchange losses could have a materially adverse effect on our operating results and cash flows.

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of March 31, 2022 and December 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	March 31,	Interest	Interest	Decline	Increase
Instrument	2022	Rate	Income	Income	Income
Cash and cash equivalents	$29,494	0.16%	$47	$42	$52
Investments in marketable debt	14,800	0.90%	133	120	146
			$180	$162	$198

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. Two customers accounted for 12% and 10% of our accounts receivable balance as of March 31, 2022 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2021.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of March 31, 2022 and December 31, 2021, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of March 31, 2022 and December 31, 2021 totaled $11.3 million and $10.2 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In April 2022, rising COVID-19 infections in Beijing may trigger a lockdown and our manufacturing facilities in Beijing may be required to close temporarily. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. If COVID-19 vaccines are not widely available or people choose not to be vaccinated, our business operations may be affected negatively. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this was the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In April 2022, rising COVID-19 infections in Beijing may trigger a lockdown and our manufacturing facilities in Beijing may be required to close temporarily. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

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

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event. These restrictions included a shutdown of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area or required mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31 due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In April 2022, rising COVID-19 infections in Beijing may trigger a lockdown and our manufacturing facilities in Beijing may be required to close temporarily. If the government applies similar restrictions to us or requires mandatory factory shutdowns in the future, then such restrictions or shutdowns could have an adverse impact on our results of operations and our financial condition. Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

Although the companies in our vertically integrated supply chain have historically made a positive contribution to our financial performance, when the average selling prices for the raw materials produced decline, this results in a negative impact on our revenue, gross margin and profitability. For example, the average selling prices for 4N gallium and for germanium were driven down by oversupply in the past, and negatively impacted our financial results. In 2021 and 2020, the companies accounted for under the equity method of accounting contributed a gain of $4.4 million and

$0.1 million, respectively, to our condensed consolidated financial statements. In 2019, the companies accounted for under the equity method of accounting contributed a loss of $1.9 million to our condensed consolidated financial statements. Further, in several quarters over the past three years, one of our consolidated subsidiaries incurred a lower of cost or net realizable value inventory write down, which negatively impacted our consolidated gross margin. In the first quarter of 2019, we incurred an impairment charge of $1.1 million for a germanium materials company in China in which we have a 25% ownership interest, writing down our investment to zero value. If the pricing environment remains stressed by oversupply and our raw material companies cannot reduce their production costs, then the reduced average selling prices of the raw materials will have a continuing adverse impact on our revenue, gross margins and net profit.

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

We are a Delaware corporation and are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs. All of our products are manufactured in the PRC by our PRC subsidiaries and PRC joint ventures. We believe that we do not require any permissions or approvals from the CSRC or other PRC central government authorities to complete a public offering of securities in the U.S. because we are a Delaware corporation with our principal corporate office in Fremont, California and the PRC laws and regulations that govern the listing of securities on a U.S. securities exchange apply to PRC companies. However, in the event that we inadvertently concluded that such permission or approvals are not required or applicable laws, regulations, or interpretations change and we are required to obtain such permissions or approvals in the future and we fail to obtain such permissions or approvals, then we may not be able to complete a public offering of securities in the U.S. We may also be pressured to delist our securities, which would force the holders to sell these securities and could result in a material adverse effect on the value of these securities. We may face sanctions by the CSRC or other PRC central government authorities or pressure from the PRC government in various business matters for failure to obtain such permissions or approvals. These sanctions or pressure may include fines and penalties on our operations in China, limitations on our operating privileges in China, delays in or restrictions on the repatriation of the proceeds from a public offering of securities in the U.S. into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our subsidiaries in China, or other actions that could have a material and adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.

The businesses of our PRC subsidiaries and PRC joint ventures are subject to complex and rapidly evolving laws and regulations in the PRC, which can change quickly with little advance notice. The PRC central government is a single party form of government with virtually unlimited authority and power to intervene in or influence commercial operations in China. In the past, we have experienced such intervention or influence by the PRC central government and a change in the rules and regulations in China when we were instructed by the Beijing municipal government to relocate our gallium arsenide manufacturing facility in Beijing and expect that such intervention or influence or change in the rules and regulations in China could occur in the future.

In the ordinary course of business, our PRC subsidiaries and PRC joint ventures require permits and licenses to operate in the PRC. Such permits and licenses include permits to use hazardous materials in manufacturing operations. From time to time, the PRC government issues new regulations, which may require additional actions on the part of our PRC subsidiaries and PRC joint ventures to comply. For example, on February 27, 2015, the China State Administration of Work Safety updated its list of hazardous substances. The previous list, which was published in 2002, did not restrict the materials that we use in our wafers. The new list added gallium arsenide. As a result of the newly published list, we were required to seek additional permits. Any such intervention or influence or change in the rules and regulations in China could result in a material change in our PRC operations and/or the value of our common stock.

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

Dividends from within Our Corporate Structure.

Occasionally, one of our PRC subsidiaries or PRC raw material joint ventures declares and pays a dividend. These dividends generally occur when the PRC joint venture declares a dividend for all of its shareholders. We have no current intentions to distribute to our investors earnings under our corporate structure. Dividends paid to the Company are subject to a 10% PRC withholding tax. The Company is required to obtain approval from SAFE to transfer funds in or out of the PRC. SAFE requires a valid agreement to approve the transfers, which are processed through a bank. Other than PRC foreign exchange restrictions, the Company is not subject to any PRC restrictions and limitations on its ability to distribute earnings from its businesses. If SAFE approval is denied the dividend payable to the Company would be owed but would not be paid.

Our PRC subsidiaries and PRC joint ventures are subject to data security oversight.

Our PRC subsidiaries and PRC joint ventures are subject to oversight by the Cyberspace Administration of China (the “CAC”) regarding data security. Except for routine personal information necessary to process payroll and other benefits and emergency contact information, our PRC subsidiaries and PRC joint ventures do not collect or maintain personal information. All of our products are manufactured in the PRC by our PRC subsidiaries and PRC joint ventures. Although we are neither a PRC operating company nor do we conduct our operations in China through the use of VIEs, cybersecurity is increasingly a focus of the central government and the CAC could require AXT to comply with PRC cybersecurity regulations, which could cause us to make changes to our operations that could materially harm our business, financial condition and results of operations

Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.

All of our wafer substrates are manufactured in China and in the years 2021, 2020 and 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In April 2022, rising COVID-19 infections in Beijing may trigger a lockdown and our manufacturing facilities in Beijing may be required to close temporarily. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

Although the audit report is prepared by an independent registered public accounting firm that is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.

Our independent registered public accounting firm, BPM, is registered with the PCAOB and is subject to regular inspections by the PCAOB to assess its compliance with the applicable professional standards. Although we have operations in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our independent registered public accounting firm is currently inspected fully by the PCAOB.

Inspections of other an independent registered public accounting firms conducted by the PCAOB outside China have at times identified deficiencies in those independent registered public accounting firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating independent registered public accounting firms’ audits and their quality control procedures. As a result, to the extent that any component of our independent registered public accounting firm’s work papers is or become located in China, such work papers may not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular PRC laws, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a non-U.S. independent registered public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq Global Select Market of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting companies based in China from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by independent registered public accounting firms that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the independent registered public accounting firms’ local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their independent registered public accounting firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in issuers based in China and summarizing enhanced disclosures the SEC recommends issuers based in China make regarding such risks. On March 18, 2021, the SEC adopted interim final rules to implement the HFCA Act, which requires the SEC to identify certain issuers that filed annual reports with audit reports issued by registered public accounting firms located in foreign jurisdictions and that the PCAOB is unable to inspect or investigate completely because of a position taken by an authority in those jurisdictions (the “Commission-Identified Issuers”). Specifically, the SEC implemented the submission and disclosure requirements of the HFCA Act. On December 2, 2021, the SEC issued amendments to finalize the interim final rules. Further, the SEC established procedures to identify Commission-Identified Issuers and prohibit the trading of the securities of Commission-Identified Issuers as required by the HFCA Act. We will be required to comply with these rules if the SEC identifies us as a Commission-Identified Issuer. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq Global Select Market or other U.S. stock exchanges if we are determined to be a Commission-Identified Issuer for three consecutive years, and this ultimately could result in our common stock being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if the issuer is determined to be a Commission-Identified Issuer for two consecutive years instead of three. On December 15, 2021, the Accelerating Holding Foreign Companies Accountable Act was introduced to the U.S. House of Representatives. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the PCAOB is unable to inspect or investigate completely independent registered public accounting firms located in a non-U.S. jurisdiction because of a position taken by one or more authorities in that jurisdiction and was approved by the SEC on November 5, 2021. On December 16, 2021, the PCAOB issued a report on its determinations that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in the PRC and Hong Kong because of positions taken by PRC authorities in those jurisdictions.

Beginning in March 2022, the SEC listed companies on either its conclusive list of issuers identified under the HFCA Act or provisional list of issuers identified under the HFCA Act. Companies listed on the SEC’s conclusive list of issuers identified under the HFCA Act are determined to be Commission-Identified Issuers. The SEC did not list AXT,

Inc. on either its conclusive list of issuers identified under the HFCA Act or provisional list of issuers identified under the HFCA Act.

While we believe that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-independent registered public accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators. Delisting of our common stock would force holders of our common stock to sell their shares. The market price of our common stock could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event of a material adverse change or if Tongmei does not achieve its IPO on or before December 31, 2022. The aggregate redemption amount is approximately $49 million. This right is suspended when Tongmei submits its formal application to the CSRC. However, if on December 31, 2022 the IPO application has been submitted and accepted by the CSRC or the stock exchange and such submission remains under review, then the date when such Investor is entitled to exercise such redemption right shall be deferred to a date when such submission is rejected by the CSRC or stock exchange, or the date when Tongmei withdraws its IPO application.

On January 10, 2022, the Shanghai Stock Exchange accepted for review the formal application of Tongmei to list its shares in an IPO on the STAR Market. If the Shanghai Stock Exchange approves the formal application, then the Shanghai Stock Exchange will forward it to the CSRC for review. The Shanghai Stock Exchange provided comments to the formal application in March 2022 and Tongmei filed an amended application to address the comments on April 14, 2022. The Shanghai Stock Exchange accepted for review the amended application on April 18, 2022 and provided comments to the amended application on April 26, 2022. The Shanghai Stock Exchange has not yet approved the formal application. The process of going public on the STAR Market includes several periods of review and is therefore a lengthy process. Tongmei does not expect to complete the IPO until second half of 2022. The listing of Tongmei on China’s STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO by December 31, 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

AXT, INC.

Dated: May 9, 2022	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)