Form 10-Q
period 2022-06-30
AXT INC
filed 2022-08-12
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2022

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2022
Common Stock, $0.001 par value	43,059,512

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$41,043	$36,763
Restricted cash	3,900	—
Short-term investments	4,471	5,419
Accounts receivable, net of allowances of $307 and $130 as of June 30, 2022 and December 31, 2021	38,751	34,839
Inventories	77,280	65,912
Prepaid expenses and other current assets	11,935	17,252
Total current assets	177,380	160,185
Long-term investments	7,760	9,576
Property, plant and equipment, net	152,882	142,415
Operating lease right-of-use assets	2,021	2,324
Other assets	21,222	17,941
Total assets	$361,265	$332,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,317	$16,649
Accrued liabilities	14,581	17,057
Short-term loan from noncontrolling interest	—	1,887
Bank loan	32,973	12,229
Total current liabilities	70,871	47,822
Noncurrent operating lease liabilities	1,596	1,935
Other long-term liabilities	2,069	2,453
Total liabilities	74,536	52,210
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	48,265	50,385
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (Liquidation preference of $7,610 and $7,522 as of June 30, 2022 and December 31, 2021)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,060 and 42,886 shares issued and outstanding as of June 30, 2022 and December 31, 2021	43	43
Additional paid-in capital	233,364	231,622
Accumulated deficit	(21,259)	(29,970)
Accumulated other comprehensive income	637	6,302
Total AXT, Inc. stockholders’ equity	216,317	211,529
Noncontrolling interests	22,147	18,317
Total stockholders’ equity	238,464	229,846
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$361,265	$332,441

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$39,487	$33,735	$79,140	$65,085
Cost of revenue	24,052	21,497	50,397	41,311
Gross profit	15,435	12,238	28,743	23,774
Operating expenses:
Selling, general and administrative	6,693	5,795	13,143	11,365
Research and development	3,453	2,537	6,612	4,942
Total operating expenses	10,146	8,332	19,755	16,307
Income from operations	5,289	3,906	8,988	7,467
Interest income (expense), net	(188)	39	(371)	(11)
Equity in income of unconsolidated joint ventures	2,177	1,502	3,302	2,613
Other income (expense), net	294	61	285	(50)
Income before provision for income taxes	7,572	5,508	12,204	10,019
Provision for income taxes	1,027	893	1,687	1,639
Net income	6,545	4,615	10,517	8,380
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(999)	(230)	(1,806)	(570)
Net income attributable to AXT, Inc.	$5,546	$4,385	$8,711	$7,810
Net income attributable to AXT, Inc. per common share:
Basic	$0.13	$0.11	$0.21	$0.19
Diluted	$0.13	$0.10	$0.20	$0.18
Weighted-average number of common shares outstanding:
Basic	42,001	41,248	41,935	41,124
Diluted	42,511	42,727	42,586	42,725

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$6,545	$4,615	$10,517	$8,380
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(7,063)	1,725	(6,473)	1,569
Change in unrealized loss on available-for-sale debt investments, net of tax	(73)	6	(244)	(2)
Total other comprehensive income (loss), net of tax	(7,136)	1,731	(6,717)	1,567
Comprehensive income (loss)	(591)	6,346	3,800	9,947
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	145	(506)	(753)	(813)
Comprehensive income (loss) attributable to AXT, Inc.	$(446)	$5,840	$3,047	$9,134

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,517	$8,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,995	3,261
Amortization of marketable securities premium	39	29
Stock-based compensation	2,225	1,791
Gain (loss) on disposal of equipment	58	(7)
Return of equity method investments (dividends)	—	774
Equity in income of unconsolidated joint ventures	(3,302)	(2,613)
Deferred tax assets	61	—
Changes in operating assets and liabilities:
Accounts receivable	(4,938)	(8,673)
Inventories	(15,589)	(6,577)
Prepaid expenses and other current assets	4,821	(683)
Other assets	(746)	(314)
Accounts payable	8,823	3,265
Accrued liabilities	(2,677)	(8,256)
Other long-term liabilities, including royalties	2,250	(946)
Net cash provided by (used in) operating activities	5,537	(10,569)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,854)	(13,033)
Proceeds from sales and maturities of available-for-sale debt securities	2,480	240
Net cash used in investing activities	(18,374)	(12,793)
Cash flows from financing activities:
Proceeds from common stock options exercised	146	1,124
Proceeds from sale of subsidiary shares to noncontrolling interests	—	538
Proceeds from bank loan	23,380	—
Payments on bank loan	(2,799)	—
Proceeds from capital increase in subsidiary shares from noncontrolling interest	1,313	—
Formation of new subsidiary with noncontrolling interests	—	1,283
Proceeds from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of costs	—	277
Net cash provided by financing activities	22,040	3,222
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,023)	321
Net increase (decrease) in cash, restricted cash and cash equivalents	8,180	(19,819)
Cash and cash equivalents at the beginning of the year	36,763	72,602
Cash, restricted cash and cash equivalents at the end of the period	$44,943	$52,783
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$1,887	$—
Investment in subsidiary shares from noncontrolling interest	$678	$—
Consideration payable to repurchase subsidiary shares from noncontrolling interests, included in accrued liabilities	$—	$3,730
Bank loan proceed paid directly to a third-party vendor, included in accounts payable	$1,177	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$587	—

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed with the SEC on May 9, 2022.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of June 30, 2022 and December 31, 2021, we have five companies accounted for by the equity method. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and six months ended June 30, 2022, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei. The agreement called for a total investment of approximately $3.0 million, of which Tongmei would fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million. In May 2021, the investors completed the funding of the remaining balance of approximately $1.5 million. Tongmei’s portion of the final investment was approximately $0.9 million, for a total investment of approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In September 2021 and October 2021, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, ChaoYang XinMei received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei, as an equity investment. Tongmei’s ownership remained at 58.5% after these equity investments. In April 2022, Tongmei entered into a capital increase agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. Tongmei’s portion of the investment was approximately $2.6 million, of which $1.1 million was paid in April 2022 and $0.8 million was paid in May 2022. The minority investors’ portion of the investment was approximately $1.9 million, of which $0.7 million was paid in April 2022 and $0.6 million was paid in May 2022. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after the April 2022 and May 2022 equity investments.

In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investor to fund a new company, ChaoYang ShuoMei. The agreement calls for a total investment of approximately $4.4 million, of which ChaoYang JinMei will fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei.

All activities for MaAnShan JinMei Gallium Ltd. ceased during the first half of 2022 and the subsidiary was subsequently dissolved in May 2022. The dissolution of MaAnShan JinMei Gallium Ltd. had a de minimis impact on the condensed consolidated results.

During the quarter ended December 31, 2020, Tongmei entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with several private equity investors in China.

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the board of director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of June 30, 2022 and December 31, 2021, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$44,943	$—	$—	$44,943	$36,763	$—	$—	$36,763
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	44,943	—	—	44,943	36,763	—	—	36,763
Investments (available-for-sale):
Certificates of deposit [2]	6,200	—	(141)	6,059	6,680	—	(19)	6,661
Corporate bonds	6,340	—	(168)	6,172	8,380	—	(46)	8,334
Total investments	12,540	—	(309)	12,231	15,060	—	(65)	14,995
Total cash, restricted cash, cash equivalents and investments	$57,483	$—	$(309)	$57,174	$51,823	$—	$(65)	$51,758
Contractual maturities on investments:
Due within 1 year [3]	$4,523			$4,471	$5,424			$5,419
Due after 1 through 5 years [4]	8,017			7,760	9,636			9,576
	$12,540			$12,231	$15,060			$14,995
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of June 30, 2022, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on June 30, 2022. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of June 30, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$6,059	$(141)	$—	$—	$6,059	$(141)
Corporate bonds	4,822	(165)	1,000	(3)	5,822	(168)
Total in loss position	$10,881	$(306)	$1,000	$(3)	$11,881	$(309)

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. As a condition of a credit facility between the Bank of Beijing and Tongmei for $3.4 million, we are required to maintain a time deposit of $3.9 million at the Bank of Beijing as collateral. The bank loan has a term of 12 months, therefore the bank loan and time deposit are classified as short-term in our condensed consolidated balance sheet. This time deposit has been excluded from the Company’s cash and cash equivalents balance. As of June 30, 2022, the amount of restricted cash was $3.9 million.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $13.1 million and $10.2 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, there were five companies accounted for under the equity method. There were no impairment charges in the three and six months ended June 30, 2022 and 2021.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of June 30, 2022 and December 31, 2021, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of June 30, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and six months ended June 30, 2022. There have been no transfers between fair value measurements levels during the three and six months ended June 30, 2022.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of June 30, 2022 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$6,059	$—	$6,059	$—
Corporate bonds	6,172	—	6,172	—
Total	$12,231	$—	$12,231	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and six months ended June 30, 2022 and 2021, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	June 30,	December 31,
	2022	2021
Inventories:
Raw materials	$38,463	$29,658
Work in process	35,976	32,605
Finished goods	2,841	3,649
	$77,280	$65,912

As of June 30, 2022 and December 31, 2021, carrying values of inventories were net of inventory reserves of $22.1 million and $19.6 million, respectively, for excess and obsolete inventory and $135,000 and $66,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	June 30,	December 31,
	2022	2021
Property, plant and equipment:
Machinery and equipment, at cost	$58,437	$59,284
Less: accumulated depreciation and amortization	(38,487)	(40,292)
Building, at cost	109,814	108,782
Less: accumulated depreciation and amortization	(19,303)	(18,710)
Leasehold improvements, at cost	6,771	7,039
Less: accumulated depreciation and amortization	(5,407)	(5,352)
Construction in progress	41,057	31,664
	$152,882	$142,415

As of June 30, 2022, the balance of construction in progress was $41.1 million, of which $33.3 million was related to our buildings in our new Dingxing and Kazuo locations, $4.0 million was for manufacturing equipment purchases not yet placed in service and $3.9 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2021, the balance of construction in progress was $31.7 million, of which $22.7 million was for our buildings in our new Dingxing and Kazuo locations, $3.0 million was for manufacturing equipment purchases not yet placed in service and $6.0 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	June 30,	December 31,
	2022	2021
Accrued compensation and related charges	$4,083	$5,115
Preferred stock dividends payable	2,901	2,901
Accrued income taxes	1,447	539
Payable in connection with construction in progress	861	2,974
Accrued product warranty	839	743
Advances from customers	757	946
Other tax payable	576	392
Accrued professional services	562	880
Current portion of operating lease liabilities	498	488
Other personnel-related costs	267	279
Accrual for sales returns	27	48
Other accrued liabilities	1,763	1,752
	$14,581	$17,057

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

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of June 30, 2022 and December 31, 2021, amounts payable of $106,000 and $112,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. In July 2021, JinMei repaid the principal and outstanding interest totaling $858,000 to Tongmei. As of June 30, 2022 and December 31, 2021, the remaining balance of principal and interest totaled $0 and $0, respectively.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in our consolidated subsidiary, ChaoYang XinMei, as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments. In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million.

Tongmei’s ownership remained at 58.5% after these equity investments. As of June 30, 2022, $0 was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

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

As of June 30, 2022, the investments are summarized below (in thousands):

	Investment Balance as of
	June 30,	December 31,	Accounting	Ownership *
Company	2022	2021	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	6,545	1,814	Consolidated	***58.5%
	$10,303	$5,572

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,957	$2,053	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	5,227	3,760	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	5,587	4,095	Equity	**25%
Emeishan Jia Mei High Purity Metals Co., Ltd.	311	258	Equity	25%
	$13,082	$10,166

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of June 30, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

Before June 15, 2018, our ownership of JinMei was 83%. On June 15, 2018, we purchased a 12% ownership interest from one of the minority owners of JinMei for $1.4 million. The $1.4 million was scheduled to be paid in two installments. On June 15, 2018, we paid the first installment of $163,000. In May 2019, we paid the second installment of $1.2 million as the relocation of JinMei’s headquarters and manufacturing operations was nearly complete, which had been previously included in “Accrued liabilities” in our condensed consolidated balance sheets. As a result, our ownership of JinMei increased from 83% to 95%. In September 2018, we purchased a 2% ownership interest from one of the three remaining minority owners of JinMei for $252,000. As a result, our ownership of JinMei increased from 95% to 97%. In May 2019, we purchased the remaining 3% ownership interest from retiring members of the JinMei management team for approximately $413,000. The final payment to the JinMei management team was made in October, 2020. As a result, our ownership of JinMei increased from 97% to 100%. Prior to June 1, 2019, we reported JinMei as a consolidated joint venture as we had a controlling financial interest and have majority control of the board. As of June 1, 2019, we referred to it as a wholly owned subsidiary and reduced the carrying value of the corresponding noncontrolling interests to zero. Before August 1, 2020, our ownership of ChaoYang JinMei was 100%. In August 2020, we sold an 8.5% ownership interest to current members of the ChaoYang JinMei management team for approximately $396,000. As a result, our ownership of ChaoYang JinMei decreased from 100% to 91.5%. As of August 2020, we referred to ChaoYang JinMei as a significantly controlled subsidiary instead of a wholly owned subsidiary. Our Chief Executive Officer is chairman of the JinMei board and we have appointed two other representatives to serve on the JinMei board.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $13.1 million and $10.2 million as of June 30, 2022 and December 31, 2021, respectively. Our respective ownership interests in each of these companies are 46%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity investment entities had the following summarized statements of operations information (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenue	$14,099	$10,264	$24,833	$18,789
Gross profit	$8,827	$5,537	$14,827	$9,344
Operating income	$9,119	$4,693	$13,268	$7,753
Net income	$7,253	$4,491	$10,951	$7,103

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $2.2 million and $1.5 million, respectively, for the three months ended June 30, 2022 and 2021. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $3.3 million and $2.6 million, respectively, for the six months ended June 30, 2022 and 2021.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and six months ended June 30, 2022 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2021	$3,532	$43	$231,622	$(29,970)	$6,302	$211,529	$18,317	$229,846
Investment in subsidiary with noncontrolling interest	—	—	(410)	—	—	(410)	204	(206)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	17	—	—	17	(7)	10
Stock-based compensation	—	—	875	—	—	875	—	875
Tongmei stock-based compensation	—	—	213	—	—	213	—	213
Net income	—	—	—	3,165	—	3,165	389	3,554
Investment in subsidiary from noncontrolling interest	—	—	—	—	—	—	1,887	1,887
Other comprehensive income	—	—	—	—	327	327	45	372
Balance as of March 31, 2022	$3,532	$43	$232,317	$(26,805)	$6,629	$215,716	$20,835	$236,551
Common stock options exercised	—	—	146	—	—	146	—	146
Investment in subsidiary with noncontrolling interest	—	—	(268)	—	—	(268)	1,447	1,179
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	32	—	—	32	(16)	16
Stock-based compensation	—	—	919	—	—	919	—	919
Tongmei stock-based compensation	—	—	218	—	—	218	—	218
Net income	—	—	—	5,546	—	5,546	450	5,996
Other comprehensive income (loss)	—	—	—	—	(5,992)	(5,992)	(569)	(6,561)
Balance as of June 30, 2022	$3,532	$43	$233,364	$(21,259)	$637	$216,317	$22,147	$238,464

Net income and other comprehensive loss attributable to redeemable noncontrolling interests was $549,000 and $575,000, respectively, for the three months ended June 30, 2022, and $967,000 and $529,000, respectively, for the six months ended June 30, 2022 not shown in the table above.

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

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2021. During the three and six months ended June 30, 2022, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Cost of revenue	$113	$36	$226	$75
Selling, general and administrative	859	802	1,674	1,442
Research and development	162	137	325	274
Total stock-based compensation	1,134	975	2,225	1,791
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,134	$975	$2,225	$1,791

As of June 30, 2022, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.3 million, net of estimated forfeitures of $28,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of June 30, 2022 and December 31, 2021 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and six months ended June 30, 2022 and 2021.

The following table summarizes the stock option transactions during the six months ended June 30, 2022 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2022	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	(67)	2.18
Canceled and expired	—	—
Balance as of June 30, 2022	1,311	$4.97	5.22	$1,751
Options vested as of June 30, 2022 and unvested options expected to vest, net of forfeitures	1,310	$4.97	5.22	$1,745
Options exercisable as of June 30, 2022	1,113	$5.24	4.87	$1,263

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $5.86 on June 30, 2022, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the six months ended June 30, 2022 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2022	875	$6.26
Granted	48	$5.38
Vested	(133)	$6.72
Forfeited	(15)	$4.76
Non-vested as of June 30, 2022	775	$6.22

As of June 30, 2022, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.9 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years.

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

A summary of the status of our unvested at-risk, performance shares as of June 30, 2022 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares*		Share Value
Non-vested as of January 1, 2022	114		$15.37
Granted	74	**	$10.91
Vested	—		$—
Forfeited	—		$—
Non-vested as of June 30, 2022	188		$12.42

*The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

** The first annual vesting was reported in Q4 2021, when 25% of the at-risk performance shares became eligible subject to review and confirmation by the Compensation Committee after year-end results were certified.

As of June 30, 2022, there was $1.2 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.6 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to AXT, Inc.	$5,546	$4,385	$8,711	$7,810
Less: Preferred stock dividends	(44)	(44)	(88)	(88)
Net income available to common stockholders	$5,502	$4,341	$8,623	$7,722
Denominator:
Denominator for basic net income per share - weighted-average common shares	42,001	41,248	41,935	41,124
Effect of dilutive securities:
Common stock options	284	889	379	986
Restricted stock awards	226	590	272	615
Denominator for dilutive net income per common shares	42,511	42,727	42,586	42,725
Net income attributable to AXT, Inc. per common share:
Basic	$0.13	$0.11	$0.21	$0.19
Diluted	$0.13	$0.10	$0.20	$0.18

Options excluded from diluted net income per share as the impact is anti-dilutive	392	21	220	21
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	362	99	352	90

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Product Type:
Substrates	$31,694	$24,905	$63,439	$48,278
Raw Materials and Other	7,793	8,830	15,701	16,807
Total	$39,487	$33,735	$79,140	$65,085

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Geographical region:
China	$18,445	$15,546	$35,925	$31,092
Taiwan	7,044	4,996	13,903	8,011
Japan	2,718	2,635	5,525	5,158
Asia Pacific (excluding China, Taiwan and Japan)	662	1,396	2,418	3,213
Europe (primarily Germany)	5,299	6,411	11,693	11,846
North America (primarily the United States)	5,319	2,751	9,676	5,765
Total	$39,487	$33,735	$79,140	$65,085

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Long-lived assets by geographic region, net of depreciation:
North America	$846	$1,610
China	154,057	143,129
	$154,903	$144,739

Significant Customers

One customer, Landmark, represented 12% of our revenue for the three months ended June 30, 2022 and no customer represented 10% of our revenue for the three months ended June 30, 2021. Our top five customers, although not the same five customers for each period, represented 35% and 31% of our revenue for the three months ended June 30, 2022 and 2021, respectively.

One customer, Landmark, represented 11% of our revenue for the six months ended June 30, 2022 and no customer represented 10% of our revenue for the six months ended June 30, 2021. Our top five customers, although not the same five customers for each period, represented 32% and 27% of our revenue for the six months ended June 30, 2022 and 2021, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 11% of our accounts receivable balance as of June 30, 2022, and no customer accounted for 10% of our accounts receivable as of December 31, 2021.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Beginning accrued product warranty	$832	$582	$743	$609
Accruals for warranties issued	191	388	747	501
Adjustments related to pre-existing warranties including expirations and changes in estimates	(76)	(85)	(189)	(139)
Cost of warranty repair	(108)	(93)	(462)	(179)
Ending accrued product warranty	$839	$792	$839	$792

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of June 30, 2022, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Expense, Net

Other expense, net for the six months ended June 30, 2022 and 2021, includes a grant of $0.2 million and $0.1 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange gain of $230,000 and $34,000 for the three months ended June 30, 2022 and 2021, respectively. We incurred a foreign currency transaction exchange gain of $2,000 and a loss of $140,000 for the six months ended June 30, 2022 and 2021, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and six months ended June 30, 2022 includes no interest and penalties. As of June 30, 2022, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and six months ended June 30, 2022 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created US subsidiary, AXT-Tongmei. Which has incurred tax expense.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of June 30, 2022. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Contract liabilities	$757	$946
During the three and six months ended June 30, 2022, the Company recognized $410,000 and $731,000 of revenue that was included in the contract balances as of December 31, 2021.

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

In September 2020, the August 2019 borrowing was renewed and funded against the Credit Facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the Credit Facility contains an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million. In September 2021, Tongmei repaid $3.1 million of the Credit Facility, including all outstanding accrued interest and simultaneously applied to renew the Credit Facility. In September 2021, the Credit Facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. In March 2022, Tongmei repaid $2.7 million of the Credit Facility, including all outstanding accrued interest. As of June 30, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the Credit Facility and an additional $2.7 million was approved and funded against the Credit Facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the Credit Facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the Credit Facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest. As of June 30, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

In February 2020, our consolidated subsidiary, BoYu , entered into a credit facility with the Industrial and Commercial Bank of China (“ICBC”) with a $1.4 million line of credit at an annual interest rate of approximately 0.15% over the loan prime rate. Accrued interest is calculated monthly and paid quarterly. The annual interest rate was approximately 4.3% as of December 31, 2020. The credit facility is collateralized by BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses.

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of China increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of June 30, 2022, $4.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the loan amount or approximately $24,000. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang Tongmei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang JinMei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, Tongmei entered into a credit facility with the Bank of China for $4.4 million with an annual interest rate of 4.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023. The Credit Facility is collateralized by Baoding Tongmei Xtal Technology Co., Ltd.’s land use rights and all of its buildings located at its facility in Dingxing, China. As of June 30, 2022, $4.2 million was included in “Bank loan” in our condensed consolidated balance sheets.

In March 2022, Tongmei entered into a credit facility with the Bank of China for $3.1 million with an annual interest rate of 3.7%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in September 2022. As of June 30, 2022, $3.0 million was included in “Bank loan” in our condensed consolidated balance sheets.

In April 2022, Tongmei entered into a credit facility with the Bank of China for $1.5 million with an annual interest rate of 4.2%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in April 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In May 2022, Tongmei entered into a credit facility with the Bank of Beijing for $3.4 million with an annual interest rate of 4.2%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in May 2023. The credit facility is collateralized by a $3.9 million time deposit held in the Bank of Beijing. The time deposit cannot be withdrawn until such time as the credit facility and all accrued interest has been repaid. As of June 30, 2022, $3.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, Tongmei entered into a credit facility with Industrial Bank for $6.0 million with an annual interest rate of 4.35%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $6.0 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, Tongmei entered into a credit facility with NingBo Bank for $1.5 million with an annual interest rate of 4.8%. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, BoYu entered into a credit facility with NingBo Bank for $1.5 million with an annual interest rate of 4.8%. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

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

As of June 30, 2022, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2022	$289
2023	567
2024	278
2025	278
2026	277
Thereafter	717
Total minimum lease payments	2,406
Less: Interest	(312)
Present value of lease obligations	2,094
Less: Current portion, included in accrued liabilities	(498)
Long-term portion of lease obligations	$1,596

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	June 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.14	6.44
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$291	$283

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease	$133	$133	$268	$266
Short-term lease expense	29	28	65	52
Total	$162	$161	$333	$318

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million.

Tongmei submitted its IPO application to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the second half of 2022, probably in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

The components of the change in redeemable noncontrolling interests for the six months ended June 30, 2022 are presented in the following table (in thousands):

Balance as of January 1, 2022	$50,385
Investment in subsidiary with redeemable noncontrolling interest	341
Equity issuance costs incurred for the six months ended June 30, 2022	(326)
Stock-based compensation attributable to redeemable noncontrolling interests	(13)
Net income attributable to redeemable noncontrolling interests	967
Effect of foreign currency translation on redeemable noncontrolling interests	(2,560)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(529)
Balance as of June 30, 2022	$48,265

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

In March 2022, FASB pronouncement ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures was issued as an amendment to Accounting Standards Update 2016-13, Financial Instruments-Credit Losses. ASU 2022-02 aims to modify disclosure requirements for certain loan refinancings and restructurings by creditors. The amendment also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard will have an immaterial effect on our condensed consolidated financial statements.

Note 20. Subsequent Event

In July, we received a $1.5 million dividend from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd.

In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in our consolidated subsidiary, ChaoYang ShuoMei. In August 2022, noncontrolling interest contributed $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000.

In July 2022, Tongmei further contributed $0.8 million in our consolidated subsidiary, ChaoYang XinMei. Noncontrolling interest further contributed $0.6 million in ChaoYang XinMei. This completed the agreed amount in the April capital increase agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In August 2022, Tongmei entered into a credit facility with NingBo Bank for $1.5 million with an annual interest rate of 4.8%. The repayment of the loan and any accrued interest is due in August 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements relating to our expectations regarding results of operations, market and customer demand for our products, customer qualifications of our products, our ability to expand our markets or increase sales, emerging applications using chips or devices fabricated on our substrates, the development and adoption of new products, applications, enhancements or technologies, the life cycles of our products and applications, product yields and gross margins, expense levels, the impact of the adoption of certain accounting pronouncements, our investments in capital projects, ramping production at our new sites, potential severance costs with respect to the relocation of our gallium arsenide production line, our ability to have customers re-qualify substrates from our new manufacturing location in Dingxing, China, our ability to utilize or increase our manufacturing capacity, and our belief that we have adequate cash and investments to meet our needs over the next 12 months are forward-looking statements.  Additionally, statements regarding completing steps in connection with the proposed listing of shares of our wafer manufacturing company, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), being accepted to list shares of Tongmei on the STAR Market and the timing and completion of such listing of shares of Tongmei on the STAR Market are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “goals,” “should,” “continues,” “would,” “could” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report.  Additionally, statements concerning future matters such as our strategy and plans, industry trends and the impact of trends, tariffs and trade wars, the potential or expected impact of the COVID-19 pandemic on our business, results of operations and financial condition, mandatory factory shutdowns in China, changes in policies and regulations in China and economic cycles on our business are forward-looking statements.

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

On November 16, 2020, we announced a strategic initiative to access China’s capital markets by beginning a process to list shares of Tongmei in an initial public offering (the “IPO”) on the STAR Market, an exchange intended to support innovative companies in China. We formed and founded Tongmei in 1998 and believe Tongmei has grown into a company that will be an attractive offering on the STAR Market. To qualify for a STAR Market listing, the first major step in the process was to engage private equity firms in China (“Investors”) to invest funds in Tongmei. By December 31, 2020, Investors, which consist of 10 private equity funds, had entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with Tongmei for a total investment of approximately $48.1 million. (The currency used in the investment transactions was the Chinese renminbi, which has been converted to approximate U.S. dollars for this report.) The remaining investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations, these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021. In exchange for an investment of approximately $49 million, the Investors received a 7.28% redeemable noncontrolling interest in Tongmei.

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million.

Tongmei submitted its IPO application to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the second half of 2022, probably in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). The following organization chart depicts the consolidated structure as of June 30, 2022;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the six months ended June 30, 2022 and 2021, we paid approximately $1.6 million and $0.6 million, respectively.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of June 30, 2022 and December 31, 2021, our accounts receivable, net balance was $38.8 million and $34.8 million, respectively, which was net of an allowance for doubtful accounts of $307,000 and $130,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of June 30, 2022 and December 31, 2021, accrued product warranties totaled $839,000 and $743,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of June 30, 2022 and December 31, 2021, we had an inventory reserve of $22.1 million and $19.6 million, respectively, for excess and obsolete inventory and $135,000 and $66,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the three and six months ended June 30, 2022 and 2021.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of June 30, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended June 30, 2022 and 2021.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

Results of Operations

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$31,694	$24,905	$6,789	27.3%	$63,439	$48,278	$15,161	31.4%
Raw materials and other	7,793	8,830	(1,037)	(11.7)%	15,701	16,807	(1,106)	(6.6)%
Total revenue	$39,487	$33,735	$5,752	17.1%	$79,140	$65,085	$14,055	21.6%

Revenue increased $5.8 million, or 17.1%, to $39.5 million for the three months ended June 30, 2022 from $33.7 million for the three months ended June 30, 2021. The substrate revenue increase for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs and Ge wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. In addition, we had continued strength in high-power industrial laser applications. Raw materials sales decreased $1.0 million, or 11.7%, to $7.8 million for the three months ended June 30, 2022 as compared to the same period in 2021. The decrease in raw materials revenue for the three months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of a decrease in sales of refined gallium partially offset by increased sales of pBN crucibles resulting from stronger market demand.

Revenue increased $14.1 million, or 21.6%, to $79.1 million for the six months ended June 30, 2022 from $65.1 million for the six months ended June 30, 2021. The substrate revenue increase for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs and Ge wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. In addition, we had continued strength in high-power industrial laser applications. Raw materials sales decreased $1.1 million, or 6.6%, to $15.7 million for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in raw materials revenue for the six months ended June 30, 2022 as compared to the same period in 2021 was primarily the result of a decrease in sales of refined gallium partially offset by increased sales of pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2021 to 2022
	June 30,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
China	$18,445	$15,546	$2,899	18.6%
% of total revenue	47%	46%
Taiwan	7,044	4,996	2,048	41.0%
% of total revenue	18%	15%
Japan	2,718	2,635	83	3.1%
% of total revenue	7%	8%
Asia Pacific (excluding China, Taiwan and Japan)	662	1,396	(734)	(52.6)%
% of total revenue	2%	4%
Europe (primarily Germany)	5,299	6,411	(1,112)	(17.3)%
% of total revenue	13%	19%
North America (primarily the United States)	5,319	2,751	2,568	93.3%
% of total revenue	13%	8%
Total revenue	$39,487	$33,735	$5,752	17.1%

Revenue in China increased $2.9 million for the three months ended June 30, 2022, primarily due to higher demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our refined gallium sold by one of our consolidated subsidiaries and InP wafer substrates. Revenue in Taiwan increased $2.0 million, primarily due to higher demand for our InP and GaAs wafer substrates. Revenue in Japan increased $0.1 million primarily due to higher demand for pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our InP and GaAs wafer substrates. Revenue in Asia Pacific decreased by $0.7 million, primarily due to decreased demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased by $1.1 million primarily due to decreased demand for our Ge and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by increased demand for our InP wafer substrates. Revenue in North America increased by $2.6 million due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our GaAs and Ge wafer substrates.

	Six Months Ended
	June 30,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
China	$35,925	$31,092	$4,833	15.5%
% of total revenue	45%	48%
Taiwan	13,903	8,011	5,892	73.5%
% of total revenue	18%	12%
Japan	5,525	5,158	367	7.1%
% of total revenue	7%	8%
Asia Pacific (excluding China, Taiwan and Japan)	2,418	3,213	(795)	(24.7)%
% of total revenue	3%	5%
Europe (primarily Germany)	11,693	11,846	(153)	(1.3)%
% of total revenue	15%	18%
North America (primarily the United States)	9,676	5,765	3,911	67.8%
% of total revenue	12%	9%
Total revenue	$79,140	$65,085	$14,055	21.6%

Revenue in China increased $4.8 million for the six months ended June 30, 2022, primarily due to higher demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our refined gallium sold by one of our consolidated subsidiaries and our InP wafer substrates. Revenue in Taiwan increased $5.9 million, primarily due to higher demand for our InP and GaAs wafer substrates. Revenue in Japan increased $0.4 million primarily due to higher demand for pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our InP and GaAs wafer substrates. Revenue in Asia Pacific decreased by $0.8 million, primarily due to decreased demand for our GaAs and InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe decreased by $0.2 million primarily due to decreased demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by increased demand for our InP wafer substrates. Revenue in North America increased by $3.9 million due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by lower demand for our GaAs and Ge wafer substrates.

Gross Profit

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$15,435	$12,238	$3,197	26.1%	$28,743	$23,774	$4,969	20.9%
Gross Profit %	39.1%	36.3%			36.3%	36.5%

Gross profit increased $3.2 million, or 26.1%, to $15.4 million for the three months ended June 30, 2022 from $12.2 million for the three months ended June 30, 2021. The increase in gross profit is attributed to higher revenue and a change in product mix. Gross margin as a percent of revenue increased due to improved yields in crystal growth for our wafer substrates, the recycling of remnants of indium phosphide processing material, higher gross margin for our two raw material companies and a change in product mix that was more favorable to gross margin.

Gross profit increased $5.0 million, or 20.9%, to $28.7 million for the six months ended June 30, 2022 from $23.8 million for the six months ended June 30, 2021. The increase in gross profit is attributed to higher revenue and a change in product mix. Gross margin as a percent of revenue remained relatively flat.

Selling, General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$6,693	$5,795	$898	15.5%	$13,143	$11,365	$1,778	15.6%
% of total revenue	16.9%	17.2%			16.6%	17.5%

Selling, general and administrative expenses increased $0.9 million, or 15.5%, to $6.7 million for the three months ended June 30, 2022 from $5.8 million for the three months ended June 30, 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, increase in professional services and a provision for bad debt allowance.

Selling, general and administrative expenses increased $1.8 million, or 15.6%, to $13.1 million for the six months ended June 30, 2022 from $11.4 million for the six months ended June 30, 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses and a provision for bad debt allowance.

Research and Development

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$3,453	$2,537	$916	36.1%	$6,612	$4,942	$1,670	33.8%
% of total revenue	8.7%	7.5%			8.4%	7.6%

Research and development expenses increased $0.9 million, or 36.1%, to $3.5 million for the three months ended June 30, 2022 from $2.5 million for the three months ended June 30, 2021. The increase in research and development expenses for the three months ended June 30, 2022 was primarily due to personnel-related expenses and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Research and development expenses increased $1.7 million, or 33.8%, to $6.6 million for the six months ended June 30, 2022 from $4.9 million for the six months ended June 30, 2021. The increase in research and development expenses for the six months ended June 30, 2022 was primarily due to personnel-related expenses, travel and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Interest Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest income (expense), net	$(188)	$39	$(227)	(582.1)%	$(371)	$(11)	$(360)	3,272.7%
% of total revenue	(0.5)%	0.1%			(0.5)%	(0.0)%

Interest income (expense), net decreased $227,000 to an expense of $188,000 for the three months ended June 30, 2022 from income of $39,000 for the three months ended June 30, 2021. Interest income (expense), net decreased primarily due to a decrease in the amount of cash, restricted cash and cash equivalents held by us during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 and due to increased debt during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Interest income (expense), net decreased $360,000 to an expense of $371,000 for the six months ended June 30, 2022 from an expense of $11,000 for the six months ended June 30, 2021. Interest income (expense), net decreased primarily due to a decrease in the amount of cash, restricted cash and cash equivalents held by us during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 and due to increased debt during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Six Months Ended
	June 30,		Equity in Income		June 30,		Equity in Income
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$2,177	$1,502	$675	44.9%	$3,302	$2,613	$689	26.4%
% of total revenue	5.5%	4.5%			4.2%	4.0%

The equity in income of unconsolidated joint venture companies was income of $2.2 million for the three months ended June 30, 2022 as compared to income of $1.5 million for the three months ended June 30, 2021. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and higher prices.

The equity in income of unconsolidated joint venture companies was income of $3.3 million for the six months ended June 30, 2022 as compared to income of $2.6 million for the six months ended June 30, 2021. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and higher prices.

Other Income (Expense), Net

	Three Months Ended				Six Months Ended
	June 30,		Other Expense		June 30,		Other Income
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Other income (expense), net	$294	$61	$233	382.0%	$285	$(50)	$335	670.0%
% of total revenue	0.7%	0.2%			0.4%	(0.1)%

Other income (expense), net increased $233,000 to an income of $294,000 for the three months ended June 30, 2022 from an income of $61,000 for the three months ended June 30, 2021. Other income (expense), net increased primarily due to a foreign exchange gain of $0.2 million in June 2022, compared to a foreign exchange gain of $33,000 in June 2021.

Other income (expense), net increased $335,000 to an income of $285,000 for the six months ended June 30, 2022 from an expense of $50,000 for the six months ended June 30, 2021. Other income (expense), net increased primarily due to a grant of $0.2 million received from a Chinese provincial government agency as an award for relocating to its province in March 2022, compared to a grant of $0.1 million in March 2021 and a foreign exchange loss of $140,000 in June 2021 compared to a gain of $2,000 in June 2022.

Provision for Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision for income taxes	$1,027	$893	$134	15.0%	$1,687	$1,639	$48	2.9%
% of total revenue	2.6%	2.6%			2.1%	2.5%

Provision for income taxes increased $134,000, or 15.0%, to $1.0 million for the three months ended June 30, 2022 from $893,000 for the three months ended June 30, 2021. Provision for income taxes increased $48,000, or 2.9%, to $1.7 million for the six months ended June 30, 2022 from $1.6 million for the six months ended June 30, 2021. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created U.S. subsidiary, AXT-Tongmei. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net income attributable to		Six Months Ended		Net income attributable to
			noncontrolling interests and				noncontrolling interests and
	June 30,		redeemable noncontrolling interests		June 30,		redeemable noncontrolling interests
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$999	$230	$769	334.3%	$1,806	$570	$1,236	216.8%
% of total revenue	2.5%	0.7%			2.3%	0.9%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $769,000 or 334.3% to $999,000 for the three months ended June 30, 2022, from $230,000 for the three months ended June 30, 2021, primarily due to the structural changes of the legal entities in China (see Note 1) and partially offset by, losses generated by ChaoYang XinMei.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.2 million or 216.8% to $1.8 million for the six months ended June 30, 2022, from $570,000 for the six months ended June

30, 2021, primarily due to the structural changes of the legal entities in China (see Note 1) and partially offset by, losses generated by ChaoYang XinMei.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of June 30, 2022, our principal source of liquidity was $57.2 million, which consisted of cash, restricted cash and cash equivalents of $44.9 million and investments of $12.2 million. In the six months ended June 30, 2022, cash, restricted cash and cash equivalents increased by $8.2 million and investments decreased by $2.8 million. The increase in cash, restricted cash and cash equivalents of $8.2 million in the six months ended June 30, 2022 was primarily due to net cash provided by financing activities of $22.0 million and operating activities of $5.5 million, partially offset by net cash used in investing activities of $18.4 million and the effect of exchange rate changes of $1.0 million. As of June 30, 2022, we and our consolidated joint ventures in China held approximately $31.5 million in cash and investments in foreign bank accounts.

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

Net cash provided by operating activities of $5.5 million for the six months ended June 30, 2022 was primarily comprised of a net income before income attributable to noncontrolling interest and redeemable noncontrolling interests of $10.5 million, the adjustment for non-cash items of depreciation and amortization of $4.0 million and stock-based compensation of $2.2 million, partially offset by a net change of $8.1 million in operating assets and liabilities and income from equity method investments of $3.3 million.

Net cash used in operating activities of $10.6 million for the six months ended June 30, 2021 was primarily comprised of a net change of $22.2 million in operating assets and liabilities and a gain on equity method investments of $2.6 million, partially offset by a net income before income attributable to noncontrolling interest and redeemable noncontrolling interests of $8.4 million, the adjustment for non-cash items of depreciation and amortization of $3.3 million stock-based compensation of $1.8 million and return of equity method investments (dividends) of $0.8 million.

Net cash used in investing activities of $18.4 million for the six months ended June 30, 2022 was primarily from the purchase of property, plant and equipment of $20.9 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $2.5 million.

Net cash used in investing activities of $12.8 million for the six months ended June 30, 2021 was primarily from the purchase of property, plant and equipment of $13.0 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.2 million.

Net cash provided by financing activities was $22.0 million for the six months ended June 30, 2022, which consisted of proceeds from short-term loan of $23.4 million, capital increase in subsidiary shares from noncontrolling interest of $1.3 million and common stock option exercised of $0.1 million, partially offset by repayment of short-term loan of $2.8 million.

Net cash provided by financing activities was $3.2 million for the six months ended June 30, 2021, which consisted of proceeds from issuance of Tongmei’s common stock to redeemable noncontrolling interests of $0.3 million, common stock exercised of $1.1 million, formation of new subsidiary with noncontrolling interests of $1.3 million and proceeds from sale of subsidiary shares to noncontrolling interests of $0.5 million.

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the six months ended June 30, 2022, we did not repurchase any shares under the approved stock repurchase program. As of June 30, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the six months ended June 30, 2022 and 2021, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $1.3 million and $774,000, respectively. For the six months ended June 30, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the six months ended June 30, 2022, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

As one of the first steps in the process of listing Tongmei on the STAR Market and going public, we sold approximately 7.28% of Tongmei to private equity investors for approximately $49 million in the aggregate. Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million.

Tongmei submitted its IPO application to the Shanghai Stock Exchange, and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the second half of 2022, probably in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

In September 2020, the August 2019 borrowing was renewed and funded against the Credit Facility with an interest rate of 3.85%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan was due on March 22, 2021, however the Credit Facility contains an option to renew for an additional six months, which was exercised in March 2021 for approximately $3.1 million. In September 2021, Tongmei repaid $3.1 million of the Credit Facility, including all outstanding accrued interest, and simultaneously applied to renew the Credit Facility. In September 2021, the Credit Facility was renewed for approximately $2.7 million with an annual interest rate of 3.85%. In March 2022, Tongmei repaid $2.7 million of the Credit Facility, including all outstanding accrued interest. As of June 30, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

In October 2020, the September 2019 borrowing was renewed and funded against the Credit Facility and an additional $2.7 million was approved and funded against the Credit Facility with the annual interest rate of 4.7%. Accrued interest is calculated monthly and paid quarterly. The combined loan totaled $5.6 million. In April 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest, of approximately $5.6 million and simultaneously applied to renew the Credit Facility. In June 2021, the combined loans were renewed for approximately $5.8 million and funded against the Credit Facility with an annual interest rate of 4.7%. In November 2021, Tongmei repaid the full amount of the Credit Facility, including all outstanding accrued interest. As of June 30, 2022, $0 was included in “Bank loan” in our condensed consolidated balance sheets.

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

In March 2020, BoYu borrowed $0.4 million against the credit facility. In December 2020, BoYu repaid the outstanding loan amount of $0.4 million and renewed the credit facility with a $1.5 million line of credit at an annual interest rate of approximately 0.07% over the loan prime rate. Accrued interest is calculated monthly and paid monthly. In December 2021, BoYu repaid the outstanding loan amount of approximately $1.6 million and renewed the credit facility with a $1.6 million line of credit. Accrued interest is calculated monthly and paid monthly. The annual interest rate was approximately 3.92% as of December 31, 2021. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021, Tongmei entered into a credit facility with the Bank of Communications with a $3.1 million line of credit at an annual interest rate of 4.0% as of September 30, 2021. Accrued interest is calculated monthly and paid quarterly. The credit facility is collateralized by ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China. The primary intended use of the credit facility is for general purposes, which may include working capital and other corporate expenses. In November 2021, the Bank of China increased the line of credit, under the same terms as the September 2021 line of credit, by $1.6 million for a total line of credit of $4.7 million. As of June 30, 2022, $4.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in our consolidated subsidiary, ChaoYang XinMei, as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Tongmei’s ownership remained at 58.5% after these equity investments. As of June 30, 2022, $0 was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 3.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 6, 2022. The loan is guaranteed by Beijing Capital Financing Guarantee Co., Ltd. In exchange for the guarantee, Tongmei paid Beijing Capital Financing Guarantee Co., Ltd. a fee of 1.5% of the loan amount or approximately $24,000. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In December 2021, Tongmei entered into a credit facility with China Merchants Bank for $1.6 million with an annual interest rate of 4.22%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due on December 7, 2022. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang Tongmei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, ChaoYang JinMei entered into a credit facility with the Bank of Communications for $1.6 million with an annual interest rate of 3.3%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in January 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In January 2022, Tongmei entered into a credit facility with the Bank of China for $4.4 million with an annual interest rate of 4.55%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in January 2023. The Credit Facility is collateralized by Baoding Tongmei Xtal Technology Co., Ltd.’s land use rights and all of its buildings located at its facility in Dingxing, China. As of June 30, 2022, $4.2 million was included in “Bank loan” in our condensed consolidated balance sheets.

In March 2022, Tongmei entered into a credit facility with the Bank of China for $3.1 million with an annual interest rate of 3.7%. The interest owed during the term of the loan was deducted prior to funding. The repayment of the loan is due in September 2022. As of June 30, 2022, $3.0 million was included in “Bank loan” in our condensed consolidated balance sheets.

In April 2022, Tongmei entered into a credit facility with the Bank of China for $1.5 million with an annual interest rate of 4.2%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in April 2023. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In May 2022, Tongmei entered into a credit facility with the Bank of Beijing for $3.4 million with an annual interest rate of 4.2%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in May 2023. The credit facility is collateralized by a $3.9 million time deposit held in the Bank of Beijing. The time deposit cannot be withdrawn until such time the credit facility and all accrued interest has been repaid. As of June 30, 2022, $3.4 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, Tongmei entered into a credit facility with Industrial Bank for $6.0 million with an annual interest rate of 4.35%. Accrued interest is calculated monthly and paid quarterly. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $6.0 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, Tongmei entered into a credit facility with NingBo Bank for $1.5 million with an annual interest rate of 4.8%. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

In June 2022, BoYu entered into a credit facility with NingBo Bank for $1.5 million with an annual interest rate of 4.8%. The repayment of the loan and any accrued interest is due in June 2023. The credit facility is not collateralized. As of June 30, 2022, $1.5 million was included in “Bank loan” in our condensed consolidated balance sheets.

On July 27, 2021, we filed with the SEC a registration statement on Form S-3, pursuant to which we may offer up to $60 million of common stock, preferred stock, debt securities, depositary shares, warrants, subscription rights, purchase contracts and/or units in one or more offerings and in any combination. A prospectus supplement, which we will provide each time we offer securities, will describe the specific amounts, prices and terms of the securities we determine to offer. We currently expect to use the net proceeds from the sale of securities under the shelf registration statement for working capital, capital expenditures and other general corporate purposes. We may also use a portion of the net proceeds to acquire, license or invest in complementary products, technologies or businesses. On May 17, 2022, the SEC declared the registration statement effective.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of June 30, 2022 and December 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash and cash equivalents earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	June 30,	Interest	Interest	Decline	Increase
Instrument	2022	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$44,943	0.31%	$139	$125	$153
Investments in marketable debt	12,231	0.71%	87	78	96
			$226	$203	$249

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

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 11% of our accounts receivable balance as of June 30, 2022 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2021.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of June 30, 2022 and December 31, 2021, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of June 30, 2022 and December 31, 2021 totaled $13.1 million and $10.2 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

Item 1A. Risk Factors

For ease of reference, we have divided these risks and uncertainties into the following general categories:

I.	Summary Risk Factors;
II.	General Risk Factors;
III.	Risks Related to International Aspects of Our Business;
IV.	Risks Related to Our Financial Results and Capital Structure;
V.	Risks Related to Our Intellectual Property; and
VI.	Risks Related to Compliance, Environmental Regulations and Other Legal Matters.
I.	Summary Risk Factors
●	We are subject to a number of unique legal and operational risks associated with our corporate structure.
●	The PRC central government may intervene in or influence our PRC operations at any time and the rules and regulations in China can change quickly with little advance notice.
●	Although the audit report included in this Annual Report is prepared by an independent registered public accounting firm who is currently inspected fully by the PCAOB, there is no guarantee that future audit reports will be prepared by an independent registered public accounting firm that is completely inspected by the PCAOB.
●	Our NASDAQ stock price is volatile and our stock price could decline. Unpredictable fluctuations in our operating results, changes and events in our end markets and global trends cause volatility in our stock price.
●	COVID-19 or other contagious diseases may affect our business operations and financial performance. Lack of supply of vaccines and resistance by some to be vaccinated could prolong COVID-19.
●	Global economic and political conditions, including trade tariffs and restrictions from China, may have a negative impact on our business and financial results.
●	Changes in China’s political, social, regulatory or economic environments may affect our financial performance.
●	The Chinese central government is increasingly aware of air pollution and other forms of environmental pollution and their reform efforts can impact our manufacturing, including intermittent mandatory shutdowns. Shutdowns or underutilizing our manufacturing facilities may result in declines in our gross margins.
●	Enhanced trade tariffs, import restrictions, export restrictions, Chinese regulations or other trade barriers may materially harm our business.
●	If China places restrictions on freight and transportation routes and on ports of entry and departure this could result in shipping delays or increased costs for shipping.
●	Our international operations are exposed to potential adverse tax consequence in China.
●	Our gross margin has fluctuated historically and may decline or increase due to several factors. Factors such as product mix, unit volume, yields and other manufacturing efficiencies can cause our gross margin to decrease or increase from quarter to quarter.

●	The proposed Tongmei IPO on the STAR Market in China could fail to be completed. This could result in investor disappointment and in failure to secure sufficient capital needed to take advantage of market opportunities for our products. Our stock price could decline.
●	The terms of the private equity raised by Tongmei in China grant each investor a right of redemption if the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the CSRC or Tongmei cancels the IPO application. This could result in disgorging the cash that we raised from the Investors.
●	Defects in our products could diminish demand for our products. Our ability to receive orders from tier one customers is contingent on producing wafer substrates of very high quality and deploying best practices in manufacturing. We may not always be able to meet these requirements and we could then lose revenue.
●	Difficulties in accurately estimating market demand could result in over-investing in equipment and capacity expansion or losing market share if we do not invest sufficiently.
●	Attracting and retaining tier one customers requires that we succeed in our research and development programs. Customers establish difficult to meet product specifications regarding defect densities, surface flatness diameter size and other specifications pushing the boundaries of material science. We may not achieve these specifications.
●	We are subject to foreign exchange gains and losses that materially impact our income statement. Because we are a global company we are exposed to changes and swings in foreign exchange, particularly when currencies experience periods of volatility.
●	Joint venture raw material companies in China bring certain risks.
●	Risks exist in utilizing our new gallium arsenide manufacturing sites efficiently.
●	We derive a significant portion of our revenue from international sales, and our ability to sustain and increase our international sales involves significant risks.

II.	General Risk Factors

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown. Although some apartment complexes were locked down there was no city-wide lockdown. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% to 12% of our revenue derives from importing our wafers into the United States. In the first half of 2022 we paid approximately $1.6 million in tariffs. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

Countries such as the United States and China continue to be on alert for terrorist activity. The potential near and long-term impact terrorist activities may have in regard to our suppliers, customers and markets for our products and the economy is uncertain. There may be embargos of ports or products, or destruction of shipments or our facilities, or attacks that affect our personnel. There may be other potentially adverse effects on our operating results due to significant events that we cannot foresee. Since we perform all of our manufacturing operations in China, terrorist activity or threats against U.S.-owned enterprises are a particular concern to us.

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

All of our wafer substrates are manufactured in China and in the years 2021, 2020 and 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. In the first half of 2022 we paid approximately $1.6 million in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown. Although some apartment complexes were locked down there was no city-wide lockdown. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million.

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the second half of 2022, probably in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

AXT, INC.

Dated: August 12, 2022	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)