Form 10-Q
period 2022-09-30
AXT INC
filed 2022-11-10
CIK 1051627

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2022

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

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common Stock, $0.001 par value	43,553,384

AXT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

AXT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$32,918	$36,763
Restricted cash	3,900	—
Short-term investments	7,207	5,419
Accounts receivable, net of allowances of $307 and $130 as of September 30, 2022 and December 31, 2021	38,131	34,839
Inventories	88,496	65,912
Prepaid expenses and other current assets	10,804	17,252
Total current assets	181,456	160,185
Long-term investments	4,196	9,576
Property, plant and equipment, net	152,727	142,415
Operating lease right-of-use assets	1,820	2,324
Other assets	21,577	17,941
Total assets	$361,776	$332,441
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,354	$16,649
Accrued liabilities	16,555	17,057
Short-term loan from noncontrolling interest	—	1,887
Bank loan	42,998	12,229
Total current liabilities	72,907	47,822
Noncurrent operating lease liabilities	1,384	1,935
Other long-term liabilities	2,128	2,453
Total liabilities	76,419	52,210
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 18)	45,198	50,385
Stockholders’ equity:
Preferred stock Series A, $0.001 par value; 2,000 shares authorized; 883 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (Liquidation preference of $7,655 and $7,522 as of September 30, 2022 and December 31, 2021)	3,532	3,532
Common stock, $0.001 par value; 70,000 shares authorized; 43,161 and 42,886 shares issued and outstanding as of September 30, 2022 and December 31, 2021	43	43
Additional paid-in capital	234,532	231,622
Accumulated deficit	(15,500)	(29,970)
Accumulated other comprehensive income	(5,457)	6,302
Total AXT, Inc. stockholders’ equity	217,150	211,529
Noncontrolling interests	23,009	18,317
Total stockholders’ equity	240,159	229,846
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$361,776	$332,441

See accompanying notes to condensed consolidated financial statements.

ub

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$35,183	$34,576	$114,323	$99,661
Cost of revenue	20,401	23,075	70,798	64,386
Gross profit	14,782	11,501	43,525	35,275
Operating expenses:
Selling, general and administrative	6,576	6,476	19,719	17,841
Research and development	3,639	2,629	10,251	7,571
Total operating expenses	10,215	9,105	29,970	25,412
Income from operations	4,567	2,396	13,555	9,863
Interest expense, net	(299)	(44)	(670)	(55)
Equity in income of unconsolidated joint ventures	2,006	1,061	5,308	3,674
Other income, net	957	948	1,242	898
Income before provision for (benefit from) income taxes	7,231	4,361	19,435	14,380
Provision for (benefit from) income taxes	501	(135)	2,188	1,504
Net income	6,730	4,496	17,247	12,876
Less: Net income attributable to noncontrolling interests and redeemable noncontrolling interests	(971)	(696)	(2,777)	(1,266)
Net income attributable to AXT, Inc.	$5,759	$3,800	$14,470	$11,610
Net income attributable to AXT, Inc. per common share:
Basic	$0.14	$0.09	$0.34	$0.28
Diluted	$0.13	$0.09	$0.34	$0.27
Weighted-average number of common shares outstanding:
Basic	42,163	41,460	42,011	41,237
Diluted	42,982	42,678	42,718	42,710

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$6,730	$4,496	$17,247	$12,876
Other comprehensive income (loss), net of tax:
Change in foreign currency translation gain (loss), net of tax	(7,299)	70	(13,772)	1,639
Change in unrealized loss on available-for-sale debt investments, net of tax	(58)	(9)	(301)	(11)
Total other comprehensive income (loss), net of tax	(7,357)	61	(14,073)	1,628
Comprehensive income (loss)	(627)	4,557	3,174	14,504
Less: Comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interests	293	(707)	(460)	(1,520)
Comprehensive income (loss) attributable to AXT, Inc.	$(334)	$3,850	$2,714	$12,984

See accompanying notes to condensed consolidated financial statements.

AXT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$17,247	$12,876
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,050	5,085
Amortization of marketable securities premium	50	45
Stock-based compensation	3,261	3,430
Gain on disposal of equipment	(136)	(8)
Return of equity method investments (dividends)	1,608	774
Equity in income of unconsolidated joint ventures	(5,308)	(3,674)
Deferred tax assets	165	—
Changes in operating assets and liabilities:
Accounts receivable	(5,406)	(11,717)
Inventories	(32,659)	(8,302)
Prepaid expenses and other current assets	6,445	958
Other assets	(1,461)	(525)
Accounts payable	(1,635)	(1,423)
Accrued liabilities	(2,927)	(7,192)
Other long-term liabilities, including royalties	5,405	(1,064)
Net cash used in operating activities	(9,301)	(10,737)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,765)	(19,095)
Purchases of available-for-sale debt securities	(2,160)	(6,691)
Proceeds from sales and maturities of available-for-sale debt securities	5,400	240
Net cash used in investing activities	(25,525)	(25,546)
Cash flows from financing activities:
Proceeds from common stock options exercised	517	1,592
Proceeds from sale of subsidiary shares to noncontrolling interests	—	538
Proceeds from bank loans	42,352	5,845
Proceeds from long-term loan from noncontrolling interest	—	929
Payments on bank loans	(9,826)	(3,096)
Proceeds from capital increase in subsidiary shares from noncontrolling interest	2,232	—
Formation of new subsidiary with noncontrolling interests	—	1,283
Costs from issuance of Tongmei's common stock to redeemable noncontrolling interests, net of proceeds	—	(12)
Net cash provided by financing activities	35,275	7,079
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(394)	210
Net increase (decrease) in cash, restricted cash and cash equivalents	55	(28,994)
Cash and cash equivalents at the beginning of the year	36,763	72,602
Cash, restricted cash and cash equivalents at the end of the period	$36,818	$43,608
Supplemental disclosure of non-cash flow information:
Conversion of related party borrowings to Additional Paid-in Capital	$1,887	$—
Investment in subsidiary shares from noncontrolling interest	$937	$—
Bank loan proceeds paid directly to a third-party vendor, included in accounts payable	$474	$—
Sale of land and building to unconsolidated joint venture	$976	$—
Consideration payable in connection with construction in progress, included in accrued liabilities	$3,378	$—

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected in the future or for the full fiscal year. It is recommended that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2022 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 and June 30, 2022 filed with the SEC on May 9, 2022 and August 10, 2022, respectively.

The condensed consolidated financial statements include the accounts of AXT, and our consolidated subsidiaries, Beijing Tongmei Xtal Technology Co., Ltd. (“Tongmei”), AXT-Tongmei, Inc. (“AXT-Tongmei”), Baoding Tongmei Xtal Technology Co., Ltd. (“Baoding Tongmei”), ChaoYang Tongmei Xtal Technology Co., Ltd. (“ChaoYang Tongmei”), ChaoYang LiMei Semiconductor Technology Co., Ltd. (“ChaoYang LiMei”), ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang XinMei”), Nanjing JinMei Gallium Co., Ltd. (“JinMei”), ChaoYang JinMei Gallium Ltd. (“ChaoYang JinMei”), ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd. (“ChaoYang ShuoMei”), MaAnShan JinMei Gallium Ltd., (“MaAnShan JinMei”) and Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd. (“BoYu”). All significant inter-company accounts and transactions have been eliminated. Investments in business entities in which we do not have controlling interests, but have the ability to exercise significant influence over operating and financial policies (generally 20-50% ownership), are accounted for by the equity method. As of September 30, 2022 and December 31, 2021, we have six and five companies accounted for by the equity method, respectively. For the majority-owned subsidiaries that we consolidate, we reflect the portion we do not own as either noncontrolling interests in stockholder’s equity or as redeemable noncontrolling interests in temporary equity on our condensed consolidated balance sheets and in our condensed consolidated statements of operations.

When market conditions are warranted, we intend to construct facilities at the ChaoYang LiMei location to provide us with additional production capacity. For the three and nine months ended September 30, 2022, expenses associated with ChaoYang LiMei had a de minimis impact on our condensed consolidated financial statements.

In February 2021, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang XinMei. The agreement called for a total investment of approximately $3.0 million, of which Tongmei would fund approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In February 2021, the investors completed the initial funding of approximately $1.5 million. Tongmei’s portion of the investment was approximately $0.9 million. In May 2021, the investors completed the funding of the remaining balance of approximately $1.5 million. Tongmei’s portion of the final investment was approximately $0.9 million, for a total investment of approximately $1.8 million for a 58.5 percent ownership of ChaoYang XinMei. In September 2021 and October 2021, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, ChaoYang XinMei received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. Tongmei’s ownership remained at 58.5% after these equity investments. In April 2022, Tongmei entered into a capital increase agreement (the “Capital Increase Agreement”) with minority investors to further invest $4.5 million in ChaoYang XinMei. Tongmei’s portion of the investment was approximately $2.6 million, of which $1.1 million was invested in April 2022 and $0.8 million was invested in May 2022. The minority investors’ portion of the investment was approximately $1.9 million, of which $0.7 million was invested in April 2022 and $0.6 million was invested in May 2022. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after the April 2022 and May 2022 equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment.

In April 2022, ChaoYang JinMei signed a joint venture agreement with a certain investor to fund a new company, ChaoYang ShuoMei, our consolidated subsidiary. The agreement calls for a total investment of approximately $4.4 million, of which ChaoYang JinMei will fund approximately $3.3 million for a 75 percent ownership of ChaoYang ShuoMei. In July and August 2022, ChaoYang JinMei completed the initial funding of $1.0 million in ChaoYang ShuoMei. In August 2022, the investor invested $334,000 in ChaoYang ShuoMei. As a result, noncontrolling interests increased $406,000 and redeemable noncontrolling interests increased $73,000.

In April 2022, Tongmei signed a joint venture agreement with certain investors to fund a new company, ChaoYang KaiMei. The agreement called for a total investment of approximately $7.6 million, of which Tongmei would fund approximately $3.0 million for a 40.0 percent ownership of ChaoYang KaiMei. In July 2022, the investors completed the initial funding of approximately $2.2 million. Tongmei’s portion of the investment was approximately $0.9 million.

All activities for MaAnShan JinMei ceased during the first half of 2022 and the subsidiary was subsequently dissolved in May 2022. The dissolution of MaAnShan JinMei had a de minimis impact on the condensed consolidated results.

During the quarter ended December 31, 2020, Tongmei entered into two sets of definitive transaction documents, each consisting of a capital increase agreement along with certain supplemental agreements in substantially the same form (collectively, the “Capital Investment Agreements”), with several private equity investors in China.

In preparation for Tongmei’s application for a listing of shares in an initial public offering (the “IPO”) on the Shanghai Stock Exchange’s Sci-Tech innovAtion boaRd (the “STAR Market”), in late December 2020, we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors purchased a 0.4% minority interest in Tongmei. Additionally, Baoding Tongmei and ChaoYang Tongmei, were assigned to Tongmei as wholly owned subsidiaries. In 2020, the private equity funds (the “Investors”) had transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021, at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the board of director positions of Tongmei. In June 2021, AXT sold AXT-Tongmei to Tongmei for $1. Since Tongmei is 85.5% owned by AXT, and the transaction was between common interest holders, the transaction was accounted for at net book value and resulted in an increase of $1.2 million to noncontrolling interests and $1.2 million to redeemable noncontrolling interests.

Note 2. Investments and Fair Value Measurements

Our cash and cash equivalents consist of cash and instruments with original maturities of less than three months. Our investments consist of instruments with original maturities of more than three months. As of September 30, 2022 and December 31, 2021, our cash, cash equivalents and debt investments are classified as follows (in thousands):

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss)	Value	Cost	Gain	(Loss)	Value
Classified as:
Cash and restricted cash	$36,818	$—	$—	$36,818	$36,763	$—	$—	$36,763
Cash equivalents:
Certificates of deposit [1]	—	—	—	—	—	—	—	—
Total cash, restricted cash and cash equivalents	36,818	—	—	36,818	36,763	—	—	36,763
Investments (available-for-sale):
Certificates of deposit [2]	6,440	—	(195)	6,245	6,680	—	(19)	6,661
Corporate bonds	5,329	—	(171)	5,158	8,380	—	(46)	8,334
Total investments	11,769	—	(366)	11,403	15,060	—	(65)	14,995
Total cash, restricted cash, cash equivalents and investments	$48,587	$—	$(366)	$48,221	$51,823	$—	$(65)	$51,758
Contractual maturities on investments:
Due within 1 year [3]	$7,449			$7,207	$5,424			$5,419
Due after 1 through 5 years [4]	4,320			4,196	9,636			9,576
	$11,769			$11,403	$15,060			$14,995
1.	Certificates of deposit with original maturities of less than three months.
2.	Certificates of deposit with original maturities of more than three months.
3.	Classified as “Short-term investments” in our condensed consolidated balance sheets.
4.	Classified as “Long-term investments” in our condensed consolidated balance sheets.

We manage our debt investments as a single portfolio of highly marketable securities that is intended to be available to meet our current cash requirements. Certificates of deposit and corporate bonds are typically held until maturity.

Historically, the gross unrealized losses related to our portfolio of available-for-sale debt securities were immaterial, and primarily due to normal market fluctuations and not due to increased credit risk or other valuation concerns. There was an insignificant amount of gross unrealized losses on our available-for-sale debt securities as of September 30, 2022, and historically, such gross unrealized losses have been temporary in nature and we believe that it is probable the principal and interest will be collected in accordance with the contractual terms. We review our debt investment portfolio at least quarterly, or when there are changes in credit risks or other potential valuation concerns, to identify and evaluate whether an allowance for credit losses or impairment would be necessary. Factors considered in determining whether a loss is temporary include the magnitude of the decline in market value, the length of time the market value has been below cost (or adjusted cost), credit quality, and our ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

A portion of our debt investments would generate a loss if we sold them on September 30, 2022. The following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022 (in thousands):

	In Loss Position		In Loss Position		Total In
	< 12 months		> 12 months		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As of September 30, 2022	Value	(Losses)	Value	(Losses)	Value	(Losses)
Investments:
Certificates of deposit	$5,317	$(163)	$928	$(32)	$6,245	$(195)
Corporate bonds	744	(26)	4,063	(145)	4,807	(171)
Total in loss position	$6,061	$(189)	$4,991	$(177)	$11,052	$(366)

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

Restricted Cash

We maintain restricted cash in connection with cash balances temporarily restricted for regular business operations. As a condition of a credit facility between the Bank of Beijing and Tongmei for $3.4 million, we are required to maintain a time deposit of $3.9 million at the Bank of Beijing as collateral. The bank loan has a term of 12 months, therefore the bank loan and time deposit are classified as short-term in our condensed consolidated balance sheet. This time deposit has been excluded from the Company’s cash and cash equivalents balance. As of September 30, 2022, the amount of restricted cash was $3.9 million.

Investments in Privately-held Raw Material Companies

We have made strategic investments in private companies located in China in order to gain access at a competitive cost to raw materials that are critical to our substrate business (see Note 7). The investment balances for the non-consolidated companies are accounted for under the equity method and included in “Other assets” in the condensed consolidated balance sheets and totaled $13.7 million and $10.2 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, there were six and five companies accounted for under the equity method, respectively. There were no impairment charges in the three and nine months ended September 30, 2022 and 2021.

Fair Value Measurements

We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We review our debt investment portfolio for credit loss at least quarterly or when there are changes in credit risk or other potential valuation concerns. As of September 30, 2022 and December 31, 2021, the total unrealized loss, net of tax, included in accumulated other comprehensive income was immaterial. We believe it is probable the principal and interest will be collected in accordance with the contractual terms, and the unrealized loss on these securities was due to normal market fluctuations, and not due to increased credit risk or other valuation concerns. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes three levels of inputs that may be used to measure fair value. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets of the asset or identical assets. Level 2 instrument valuations are obtained from readily-available, observable pricing sources for comparable instruments. Level 3 instrument valuations are obtained from unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. On a recurring basis, we measure certain financial assets and liabilities at fair value, primarily consisting of our short-term and long-term debt investments.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with US GAAP. At quarter end, any foreign currency hedges not settled are netted in “Accrued liabilities” on the condensed consolidated balance sheet and classified as Level 3 assets and liabilities. As of September 30, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact on the condensed consolidated results.

There were no changes in valuation techniques or related inputs in the three and nine months ended September 30, 2022. There have been no transfers between fair value measurements levels during the three and nine months ended September 30, 2022.

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with ASC 820 as of September 30, 2022 (in thousands):

		Quoted Prices in		Significant
		Active Markets of	Significant Other	Unobservable
	Balance as of	Identical Assets	Observable Inputs	Inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments:
Certificates of deposit	$6,245	$—	$6,245	$—
Corporate bonds	5,158	—	5,158	—
Total	$11,403	$—	$11,403	$—

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

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets that are subject to nonrecurring fair value measurements are not included in the table above. These assets include investments in privately-held companies accounted for by the equity or cost method (see Note 7). We did not record any other-than-temporary impairment charges for these investments during the three and nine months ended September 30, 2022 and 2021, respectively.

Note 3. Inventories

The components of inventories are summarized below (in thousands):

	September 30,	December 31,
	2022	2021
Inventories:
Raw materials	$44,145	$29,658
Work in process	40,491	32,605
Finished goods	3,860	3,649
	$88,496	$65,912

As of September 30, 2022 and December 31, 2021, carrying values of inventories were net of inventory reserves of $23.0 million and $19.6 million, respectively, for excess and obsolete inventory and $42,000 and $66,000, respectively, for lower of cost or net realizable value reserves.

Note 4. Property, Plant and Equipment, Net

The components of our property, plant and equipment are summarized below (in thousands):

	September 30,	December 31,
	2022	2021
Property, plant and equipment:
Machinery and equipment, at cost	$58,983	$59,284
Less: accumulated depreciation and amortization	(37,292)	(40,292)
Building, at cost	112,020	108,782
Less: accumulated depreciation and amortization	(18,962)	(18,710)
Leasehold improvements, at cost	6,609	7,039
Less: accumulated depreciation and amortization	(5,266)	(5,352)
Construction in progress	36,635	31,664
	$152,727	$142,415

As of September 30, 2022, the balance of construction in progress was $36.6 million, of which $27.7 million was related to our buildings in our new Dingxing and Kazuo locations, $4.9 million was for manufacturing equipment purchases not yet placed in service and $4.0 million was for construction in progress for our other consolidated subsidiaries. As of December 31, 2021, the balance of construction in progress was $31.7 million, of which $22.7 million was for our buildings in our new Dingxing and Kazuo locations, $3.0 million was for manufacturing equipment purchases not yet placed in service and $6.0 million was for our construction in progress at our other consolidated subsidiaries.

Note 5. Accrued Liabilities

The components of accrued liabilities are summarized below (in thousands):

	September 30,	December 31,
	2022	2021
Payable in connection with construction in progress	$3,604	$2,974
Accrued compensation and related charges	3,199	5,115
Preferred stock dividends payable	2,901	2,901
Accrued income taxes	1,387	539
Other tax payable	933	392
Accrued product warranty	767	743
Accrued professional services	752	880
Current portion of operating lease liabilities	496	488
Advances from customers	435	946
Other personnel-related costs	369	279
Accrual for sales returns	88	48
Other accrued liabilities	1,624	1,752
	$16,555	$17,057

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

ChaoYang Tongmei purchases raw materials from one of our equity investment entities, Donghai County Dongfang High Purity Electronic Materials Co., Ltd., for production in the ordinary course of business. As of September 30, 2022 and December 31, 2021, amounts payable of $100,000 and $112,000, respectively, were included in “Accounts payable” in our condensed consolidated balance sheets.

In July 2017, Tongmei, provided an inter-company loan to JinMei in the amount of $768,000 in preparation for the acquisition of the land use rights and the construction of a new building. The inter-company loan carries an interest rate of 4.9% per annum. The principal is due in three installments between December 2021 and December 2023 while the interest is due in December of each year. In July 2021, JinMei repaid the principal and outstanding interest totaling $858,000 to Tongmei. As of September 30, 2022 and December 31, 2021, the remaining balance of principal and interest totaled $0 and $0, respectively.

In September 2021 and October 2021, our consolidated subsidiary, ChaoYang XinMei received funding from a minority investor of $0.9 million and $1.0 million, respectively. In December 2021 and January 2022, the same subsidiary received funding from Tongmei of $1.4 million and $1.4 million, respectively. In January 2022, the China local government certified this additional funding in ChaoYang XinMei as an equity investment. As a result, noncontrolling interests increased $2.2 million and redeemable noncontrolling interests increased $0.2 million. Short-term loan from noncontrolling interest decreased to $0. In April 2022, Tongmei entered into the Capital Increase Agreement with minority investors to further invest $4.5 million in ChaoYang XinMei. In April 2022 and May 2022, ChaoYang XinMei received funding from Tongmei of $1.1 million and $0.8 million, respectively, as equity investments.

In April 2022 and May 2022, the minority investors invested $0.7 million and $0.6 million, respectively. As a result, noncontrolling interests increased $1.4 million and redeemable noncontrolling interests increased $0.1 million. Tongmei’s ownership remained at 58.5% after these equity investments. In July 2022, Tongmei and the minority investors further invested $0.8 million and $0.6 million in ChaoYang XinMei, respectively. This completed the investment obligations under the Capital Increase Agreement. As a result, noncontrolling interests increased $610,000 and redeemable noncontrolling interests increased $57,000. Tongmei’s ownership remained at 58.5% after the July 2022 equity investment. As of September 30, 2022, $0 was included in “Long-term debt, related party” in our condensed consolidated balance sheets.

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

As of September 30, 2022, the investments are summarized below (in thousands):

	Investment Balance as of
	September 30,	December 31,	Accounting	Ownership *
Company	2022	2021	Method	Percentage
Nanjing JinMei Gallium Co., Ltd.	$592	$592	Consolidated	**85.5%
ChaoYang JinMei Gallium Co., Ltd.	1,820	1,820	Consolidated	**85.5%
Beijing BoYu Semiconductor Vessel Craftwork Technology Co., Ltd.	1,346	1,346	Consolidated	**85.5%
ChaoYang ShuoMei High Purity Semiconductor Materials Co., Ltd.	1,000	—	Consolidated	****75.0%
ChaoYang XinMei High Purity Semiconductor Materials Co., Ltd.	7,331	1,814	Consolidated	***58.5%
	$12,089	$5,572

Donghai County Dongfang High Purity Electronic Materials Co., Ltd.	$1,842	$2,053	Equity	**46%
Beijing JiYa Semiconductor Material Co., Ltd.	6,029	3,760	Equity	39%
Xilingol Tongli Germanium Co., Ltd.	—	—	Equity	25%
Xiaoyi XingAn Gallium Co., Ltd.	4,647	4,095	Equity	**25%
ChaoYang KaiMei Quartz Co., Ltd.	843	—	Equity	40%
Emeishan Jia Mei High Purity Metals Co., Ltd.	366	258	Equity	25%
	$13,727	$10,166

* These percentages reflect the ownership currently in effect upon the completion of the reorganization in China and the ownership in effect upon the completion of the new capital funding by private equity investors in January 2021.

** In preparation for Tongmei’s application for a listing of shares in an IPO on the STAR Market, in late December 2020 we reorganized our entity structures in China. JinMei and BoYu and its subsidiaries, previously organized under AXT, Inc., were assigned to Tongmei and effectively merged with Tongmei although they retained their own respective legal entity status and are wholly owned subsidiaries of Tongmei. The 33% minority interest stakeholders of BoYu converted their ownership to a 7.59% minority interest in Tongmei. The 8.5% minority interest stakeholders, employees of JinMei, converted their ownership to a 0.38% minority interest in Tongmei. Further, a number of employees, key managers and contributors, purchased a 0.4% minority interest in Tongmei. In 2020, the Investors transferred approximately $48.1 million of new capital to Tongmei. An additional investment of approximately $1.5 million of new capital was funded in early January 2021. Under China regulations these investments must be formally approved by the appropriate government agency and are not deemed to be dilutive until such approval is granted. The government approved the approximately $49 million investment in its entirety on January 25, 2021 at which time the Investors owned a redeemable noncontrolling interest in Tongmei of 7.28%. As of September 30, 2022, Tongmei’s noncontrolling interests and redeemable noncontrolling interests totaled approximately 14.5%. AXT remains the controlling stakeholder of Tongmei and holds a majority of the Board of Director positions of Tongmei.

*** In February 2021, Tongmei signed a joint venture agreement with certain investors to fund ChaoYang XinMei.

**** In April 2022, ChaoYang JinMei signed a joint venture agreement with certain investor to fund a new company, ChaoYang ShuoMei.

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

For AXT’s minority investment entities that are not consolidated, the investment balances are included in “Other assets” in our condensed consolidated balance sheets and totaled $13.7 million and $10.2 million as of September 30, 2022 and December 31, 2021, respectively. Our respective ownership interests in each of these companies are 46%, 40%, 39%, 25%, 25% and 25%. These minority investment entities are not considered variable interest entities because:

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

In June 2021, we received a $774,000 dividend from one of our equity investments, Xiaoyi XingAn Gallium Co., Ltd. (“Xiaoyi XingAn”). In July 2022, we received a $1.5 million dividend from Xiaoyi XingAn. In August 2022, we received a $125,000 dividend from one of our equity investments, JiYa Semiconductor Material Co., Ltd.

AXT’s minority investment entities are not consolidated and are accounted for under the equity method. Excluding one fully impaired entity, the equity investment entities had the following summarized statements of operations information (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenue	$13,658	$8,993	$38,491	$27,782
Gross profit	$8,687	$4,506	$23,412	$13,850
Operating income	$8,039	$3,751	$21,308	$11,504
Net income	$6,088	$3,127	$17,039	$10,230

Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $2.0 million and $1.1 million, respectively, for the three months ended September 30, 2022 and 2021. Our portion of the income and losses from these minority investment entities that are not consolidated and are accounted for under the equity method was income of $5.3 million and $3.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

Note 8. Stockholders’ Equity

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

The changes in stockholders’ equity by component for the three and nine months ended September 30, 2022 are as follows:

					Accumulated
					Other	AXT, Inc.		Total
	Preferred	Common	Additional	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Stock	Stock	Paid-In Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balance as of December 31, 2021	$3,532	$43	$231,622	$(29,970)	$6,302	$211,529	$18,317	$229,846
Investment in subsidiary with noncontrolling interest	—	—	(410)	—	—	(410)	204	(206)
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	17	—	—	17	(7)	10
Stock-based compensation	—	—	875	—	—	875	—	875
Tongmei stock-based compensation	—	—	213	—	—	213	—	213
Net income	—	—	—	3,165	—	3,165	389	3,554
Investment in subsidiary from noncontrolling interest	—	—	—	—	—	—	1,887	1,887
Other comprehensive income	—	—	—	—	327	327	45	372
Balance as of March 31, 2022	$3,532	$43	$232,317	$(26,805)	$6,629	$215,716	$20,835	$236,551
Common stock options exercised	—	—	146	—	—	146	—	146
Investment in subsidiary with noncontrolling interest	—	—	(268)	—	—	(268)	1,447	1,179
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	32	—	—	32	(16)	16
Stock-based compensation	—	—	919	—	—	919	—	919
Tongmei stock-based compensation	—	—	218	—	—	218	—	218
Net income	—	—	—	5,546	—	5,546	450	5,996
Other comprehensive income (loss)	—	—	—	—	(5,992)	(5,992)	(569)	(6,561)
Balance as of June 30, 2022	$3,532	$43	$233,364	$(21,259)	$637	$216,317	$22,147	$238,464
Common stock options exercised	—	—	371	—	—	371	—	371
Investment in subsidiary with noncontrolling interest	—	—	(259)	—	—	(259)	1,048	789
Noncontrolling interest portion of Tongmei stock-based compensation	—	—	20	—	—	20	(4)	16
Stock-based compensation	—	—	921	—	—	921	—	921
Tongmei stock-based compensation	—	—	115	—	—	115	—	115
Net income	—	—	—	5,759	—	5,759	446	6,205
Other comprehensive income (loss)	—	—	—	—	(6,094)	(6,094)	(628)	(6,722)
Balance as of September 30, 2022	$3,532	$43	$234,532	$(15,500)	$(5,457)	$217,150	$23,009	$240,159

Net income and other comprehensive loss attributable to redeemable noncontrolling interests was $525,000 and $635,000, respectively, for the three months ended September 30, 2022, and $1.5 million and $1.2 million, respectively, for the nine months ended September 30, 2022 are not shown in the table above.

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

There were no reclassification adjustments from accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021.

Stock Repurchase Program

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases can be made from time to time in the open market and are funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program.  No shares were repurchased from 2016 through 2021. During the three and nine months ended September 30, 2022, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

The following table summarizes compensation costs related to our stock-based awards (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of revenue	$51	$188	$277	$263
Selling, general and administrative	806	1,252	2,480	2,694
Research and development	179	199	504	473
Total stock-based compensation	1,036	1,639	3,261	3,430
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$1,036	$1,639	$3,261	$3,430

As of September 30, 2022, the unamortized compensation costs related to unvested stock options granted to employees under our stock option plan was approximately $0.2 million, net of estimated forfeitures of $21,000. These costs will be amortized on a straight-line basis over a weighted-average period of approximately 1.0 years and will be adjusted for subsequent changes in estimated forfeitures. We did not capitalize any stock-based compensation to inventory as of September 30, 2022 and December 31, 2021 due to the immateriality of the amount.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of ASC 718. There were no options granted in the three and nine months ended September 30, 2022 and 2021.

The following table summarizes the stock option transactions during the nine months ended September 30, 2022 (in thousands, except per share data):

			Weighted-
			average
		Weighted-	Remaining
	Number of	average	Contractual	Aggregate
	Options	Exercise	Life	Intrinsic
Stock Options	Outstanding	Price	(in years)	Value
Balance as of January 1, 2022	1,378	$4.83	5.60	$5,573
Granted	—	—
Exercised	(172)	3.02
Canceled and expired	—	—
Balance as of September 30, 2022	1,206	$5.09	5.33	$2,368
Options vested as of September 30, 2022 and unvested options expected to vest, net of forfeitures	1,206	$5.09	5.33	$2,363
Options exercisable as of September 30, 2022	1,048	$5.37	5.07	$1,818

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our closing price of $6.70 on September 30, 2022, which would have been received by the option holder had all option holders exercised their options on that date.

Restricted stock awards

A summary of activity related to restricted stock awards for the nine months ended September 30, 2022 is presented below (in thousands, except per share data):

		Weighted-Average
		Grant Date
Stock Awards	Shares	Share Value
Non-vested as of January 1, 2022	875	$6.26
Granted	48	$5.38
Vested	(134)	$6.69
Forfeited	(17)	$5.34
Non-vested as of September 30, 2022	772	$6.15

As of September 30, 2022, the unamortized compensation costs related to unvested restricted stock awards was approximately $3.3 million, which is to be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years.

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

A summary of the status of our unvested at-risk, performance shares as of September 30, 2022 is presented below (in thousands, except per share data):

			Weighted-Average
			Grant Date
Stock Awards	Shares*		Share Value
Non-vested as of January 1, 2022	114		$15.37
Granted	74	**	$10.91
Vested	—		$—
Forfeited	—		$—
Non-vested as of September 30, 2022	188		$12.42

*The number of shares presented is based on achieving 150% of the targeted financial performance metric as defined in the at-risk, performance shares agreement.

** The first annual vesting was reported in Q4 2021, when 25% of the at-risk performance shares became eligible subject to review and confirmation by the Compensation Committee after year-end results were certified.

As of September 30, 2022, there was $0.9 million of unrecognized compensation expense related to unvested at-risk, performance shares that is expected to be recognized over a weighted-average period of 1.3 years.

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

A reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share calculations is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to AXT, Inc.	$5,759	$3,800	$14,470	$11,610
Less: Preferred stock dividends	(44)	(44)	(132)	(132)
Net income available to common stockholders	$5,715	$3,756	$14,338	$11,478
Denominator:
Denominator for basic net income per share - weighted-average common shares	42,163	41,460	42,011	41,237
Effect of dilutive securities:
Common stock options	440	691	399	887
Restricted stock awards	379	527	308	586
Denominator for dilutive net income per common shares	42,982	42,678	42,718	42,710
Net income attributable to AXT, Inc. per common share:
Basic	$0.14	$0.09	$0.34	$0.28
Diluted	$0.13	$0.09	$0.34	$0.27

Options excluded from diluted net income per share as the impact is anti-dilutive	184	124	201	21
Restricted stock excluded from diluted net income per share as the impact is anti-dilutive	69	138	202	112

The 883,000 shares of $0.001 par value Series A preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021, valued at $3,532,000, are non-voting and non-convertible preferred stock with a 5.0% cumulative annual dividend rate payable when declared by the Board of Directors and a $4 per share liquidation preference over common stock, which must be paid before any distribution is made to common stockholders. These preferred shares were issued to Lyte Optronics, Inc. stockholders in connection with the completion of our acquisition of Lyte Optronics, Inc. on May 28, 1999.

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

Product Information

The following table represents revenue amounts (in thousands) by product type:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Product Type:
Substrates	$26,861	$26,155	$90,300	$74,433
Raw Materials and Other	8,322	8,421	24,023	25,228

Total	$35,183	$34,576	$114,323	$99,661

Geographical Information

The following table represents revenue amounts (in thousands) reported for products shipped to customers in the corresponding geographic region:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Geographical region:
China	$12,314	$16,959	$48,239	$48,051
Taiwan	7,816	3,825	21,719	11,836
Japan	2,671	3,393	8,196	8,551
Asia Pacific (excluding China, Taiwan and Japan)	765	1,946	3,183	5,159
Europe (primarily Germany)	4,989	4,939	16,682	16,785
North America (primarily the United States)	6,628	3,514	16,304	9,279
Total	$35,183	$34,576	$114,323	$99,661

Long-lived assets consist primarily of property, plant and equipment and operating lease right-of-use assets, and are attributed to the geographic location in which they are located. Long-lived assets, net of depreciation, by geographic region were as follows (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Long-lived assets by geographic region, net of depreciation:
North America	$945	$1,610
China	153,602	143,129
	$154,547	$144,739

Significant Customers

One customer, Landmark, represented 18% of our revenue for the three months ended September 30, 2022 and no customer represented 10% of our revenue for the three months ended September 30, 2021. Our top five customers, although not the same five customers for each period, represented 40% and 25% of our revenue for the three months ended September 30, 2022 and 2021, respectively.

One customer, Landmark, represented 14% of our revenue for the nine months ended September 30, 2022 and no customer represented 10% of our revenue for the nine months ended September 30, 2021. Our top five customers, although not the same five customers for each period, represented 33% and 26% of our revenue for the nine months ended September 30, 2022 and 2021, respectively.

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. One customer accounted for 14% of our accounts receivable balance as of September 30, 2022, and no customer accounted for 10% of our accounts receivable as of December 31, 2021.

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

The following table reflects the change in our warranty accrual which is included in “Accrued liabilities” in the condensed consolidated balance sheets, during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Beginning accrued product warranty	$839	$792	$743	$609
Accruals for warranties issued	95	48	842	549
Adjustments related to pre-existing warranties including expirations and changes in estimates	(102)	(50)	(291)	(189)
Cost of warranty repair	(65)	(128)	(527)	(307)
Ending accrued product warranty	$767	$662	$767	$662

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

Purchase Obligations with Penalties for Cancellation

In the normal course of business, we issue purchase orders to various suppliers. In certain cases, we may incur a penalty if we cancel the purchase order. As of September 30, 2022, we do not have any outstanding purchase orders that will incur a penalty if cancelled by the Company.

Legal Proceedings

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operations.

Note 13. Other Income, Net

Other income, net for the three months ended September 30, 2022 and 2021, includes a grant of $0 and $1.0 million, respectively, from a Chinese provincial government agency as an award for relocating to its province. Other income, net for the nine months ended September 30, 2022 and 2021, includes a grant of $0.2 million and $1.0 million, respectively, from a Chinese provincial government agency as an award for relocating to its province.

In addition, we incurred a foreign currency transaction exchange gain of $540,000 and a loss of $45,000 for the three months ended September 30, 2022 and 2021, respectively. We incurred a foreign currency transaction exchange gain of $542,000 and a loss of $185,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. Income tax expense for the three and nine months ended September 30, 2022 includes no interest and penalties. As of September 30, 2022, we have no accrued interest and penalties related to uncertain tax positions. We file income tax returns in the U.S. federal, various states and foreign jurisdictions. Currently, there is no tax audit in any of the jurisdictions and we do not expect there will be any significant change to this.

Provision for income taxes for the three and nine months ended September 30, 2022 was mostly related to our wholly owned China subsidiaries and our partially owned subsidiaries in China. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created US subsidiary, AXT-Tongmei. Which has incurred tax expense.

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

Contract Balances

Contract assets are recorded when we have a conditional right to consideration for our completed performance under the contracts. Accounts receivables are recorded when the right to this consideration becomes unconditional. We believe the fair value of our accounts receivable approximates its carrying value due to its short maturities and nominal credit risk. We do not have any material contract assets as of September 30, 2022. In some contracts we require payment in advance of shipment, per a billing schedule reflected in our customer contracts, and the payment is recorded as a contract liability. The following table reflects the contract liabilities balance, which is included in “Accrued liabilities” on the condensed consolidated balance sheets, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Contract liabilities	$435	$946
During the three and nine months ended September 30, 2022, the Company recognized $7,000 and $738,000 of revenue that was included in the contract balances as of December 31, 2021.

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

Note 16. Bank Loans and Line of Credit

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of September 30, 2022 and December 31, 2021 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2021	2022
Tongmei	Bank of China (1)	$1,405	3.9%	September-21	March-22	$1,573	$-
		1,050	3.9%	September-21	March-22	1,220	-
		3,935	4.6%	January-22	January-23	-	3,939
		2,108	2.7%	September-22	March-23	-	2,110
		1,405	4.2%	April-22	April-23	-	1,408
	Bank of Communications (2)	2,811	4.0%	September-21	September-22	3,144	-
		1,405	4.0%	November-21	November-22	1,573	1,408
		1,405	3.3%	January-22	January-23	-	1,406
		1,405	3.3%	January-22	January-23	-	1,406
	China Merchants Bank (3)	1,405	3.6%	December-21	December-22	1,573	1,406
	China Merchants Bank (5)	1,405	4.2%	December-21	December-22	1,573	1,407
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	-	3,196
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	-	5,628
		2,811	4.4%	September-22	September-23	-	2,814
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	-	1,406
		1,405	4.8%	August-22	August-23	-	1,406
		1,405	4.8%	September-22	September-23	-	1,406
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	-	5,621
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	-	2,811
BoYu	Industrial and Commercial Bank of China (6)	1,405	3.9%	December-21	December-22	1,573	1,406
	NingBo Bank (5)	1,405	4.8%	August-22	December-22	-	1,406
		703	4.8%	August-22	December-22	-	704
		$703	4.8%	September-22	March-23	-	704
	Loan Balance					$12,229	$42,998

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	Beijing Capital Financing Guarantee Co., Ltd. in exchange for the guarantee fee of 1.5% of the loan amount.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

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

As of September 30, 2022, the maturities of our operating lease liabilities (excluding short-term leases) are as follows (in thousands):

Maturity of Lease Liabilities
2022	$142
2023	550
2024	261
2025	261
2026	261
Thereafter	676
Total minimum lease payments	2,151
Less: Interest	(271)
Present value of lease obligations	1,880
Less: Current portion, included in accrued liabilities	(496)
Long-term portion of lease obligations	$1,384

The weighted-average remaining lease term and the weighted-average discount rate for our operating leases as of each date is as follows:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (years)	6.01	6.44
Weighted-average discount rate	4.61%	4.61%

Supplemental cash flow information related to leases where we are the lessee is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$431	$425

The components of lease expense are as follows (in thousands) within our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease	$132	$133	$399	$399
Short-term lease expense	33	30	98	82
Total	$165	$163	$497	$481

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million, subject to the foreign exchange rate variable at time of redemption.

Tongmei submitted its IPO application to the Shanghai Stock Exchange the application in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

The components of the change in redeemable noncontrolling interests for the nine months ended September 30, 2022 are presented in the following table (in thousands):

Balance as of January 1, 2022	$50,385
Investment in subsidiary with redeemable noncontrolling interest	471
Equity issuance costs incurred for the nine months ended September 30, 2022	(576)
Stock-based compensation attributable to redeemable noncontrolling interests	(22)
Net income attributable to redeemable noncontrolling interests	1,492
Effect of foreign currency translation on redeemable noncontrolling interests	(5,388)
Effect of foreign currency translation attributable to redeemable noncontrolling interests	(1,164)
Balance as of September 30, 2022	$45,198

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

In September 2022, FASB issued Accounting Standards Update No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, to enhance the transparency about the use of supplier finance programs for investors. The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the new standard will have an immaterial effect on our condensed consolidated financial statements.

Note 20. Subsequent Event

TBD

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

Our supply chain strategy includes several consolidated raw material companies. One of these consolidated companies produces pyrolytic boron nitride (pBN) crucibles used in the high temperature (typically in the range 500 C to 1,500 C) growth process of single crystal ingots, effusion rings when growing OLED (Organic Light Emitting Diode) tools, epitaxial layer growth in MOCVD (Metal-Organic Chemical Vapor Deposition) reactors and MBE (Molecular Beam Epitaxy) reactors. We use these pBN crucibles in our own ingot growth processes and they are also sold in the open market to other companies. The second consolidated company converts raw gallium to purified gallium. We use purified gallium in producing our GaAs substrates and it is also sold in the open market to other companies for use in producing magnetic materials, high temperature thermometers, single crystal ingots, including gallium arsenide, gallium nitride, gallium antimonite and gallium phosphide ingots, and other materials and alloys. In addition to purified gallium, the second consolidated company also produces InP base material which we then use to grow single crystal ingots. Our substrate product group generated 75%, 79% and 81% of our consolidated revenue and our raw materials product group generated 25%, 21% and 19% for 2021, 2020 and 2019, respectively.

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

Pursuant to the Capital Investment Agreements with the Investors, each Investor has the right to require AXT to redeem any or all Tongmei shares held by such Investor at the original purchase price paid by such Investor, without interest, in the event the IPO fails to pass the audit of the Shanghai Stock Exchange, is not approved by the Chinese Securities Regulatory Commission (“CSRC”) or Tongmei cancels the IPO application. The aggregate redemption amount is approximately $49 million, subject to the foreign exchange rate variable at time of redemption.

Tongmei submitted its IPO application to the Shanghai Stock Exchange in December 2021 and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

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

We are neither a PRC operating company nor do we conduct our operations in China through the use of variable interest entities (“VIEs”). The following organization chart depicts the consolidated structure as of September 30, 2022;

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on the wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 10% of our revenue derives from importing our wafers into the United States. For the nine months ended September 30, 2022 and 2021, we paid approximately $2.6 million and $0.9 million, respectively.

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

We exercise judgment when determining the adequacy of our reserves as we evaluate historical bad debt trends, general economic conditions in the United States and internationally, and changes in customer financial conditions. Uncollectible receivables are recorded as bad debt expense when a credit loss is expected through the establishment of an allowance, which would then be written off when all efforts to collect have been exhausted and recoveries are recognized when they are received. As of September 30, 2022 and December 31, 2021, our accounts receivable, net balance was $38.1 million and $34.8 million, respectively, which was net of an allowance for doubtful accounts of $307,000 and $130,000, respectively. If actual uncollectible accounts differ substantially from our estimates, revisions to the estimated allowance for doubtful accounts would be required, which could have a material impact on our financial results for the future periods.

Warranty Reserve

We maintain a product warranty based upon our claims experience during the prior twelve months and any pending claims and returns of which we are aware. Warranty costs are accrued at the time revenue is recognized. As of September 30, 2022 and December 31, 2021, accrued product warranties totaled $767,000 and $743,000, respectively. The increase in accrued product warranties is primarily attributable to increased claims for quality issues experienced by customers. If actual warranty costs or pending new claims differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material impact on our financial condition and results of operations for future periods.

Inventory Valuation

Inventories are stated at the lower of cost (approximated by standard cost) or net realizable value. Cost is determined using the weighted-average cost method. Our inventory consists of raw materials as well as finished goods and work in process that include material, labor and manufacturing overhead costs. We routinely evaluate the levels of our inventory in light of current market conditions in order to identify excess and obsolete inventory, and we provide a valuation allowance for certain inventories based upon the age and quality of the product and the projections for sale of the completed products. As of September 30, 2022 and December 31, 2021, we had an inventory reserve of $23.0 million and $19.6 million, respectively, for excess and obsolete inventory and $42,000 and $66,000, respectively, for lower of cost or net realizable value reserves. If actual demand for our products were to be substantially lower than estimated, additional inventory adjustments for excess or obsolete inventory might be required, which could have a material impact on our business, financial condition and results of operations.

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

We also invest in equity instruments of privately-held companies in China for business and strategic purposes. Investments in our unconsolidated joint venture companies are classified as other assets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of impairment is highly subjective and is based on a number of factors, including an assessment of the strength of each company’s management, the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the company, fundamental changes to the business prospects of the company, share prices of subsequent offerings, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in our carrying value. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021.

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

We place short-term foreign currency hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these foreign currency hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end any foreign currency hedges not settled are netted in “Accrued liabilities” in the condensed consolidated balance sheets and classified as Level 3 assets and liabilities. As of September 30, 2022, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

There have been no transfers between fair value measurement levels during the three months ended September 30, 2022 and 2021.

Impairment of Long-Lived Assets

We evaluate the recoverability of property, equipment and intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment. When events and circumstances indicate that long-lived assets may be impaired, we compare the carrying value of the long-lived assets to the projection of future undiscounted cash flows attributable to these assets. In the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the assets’ fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets held for sale are carried at the lower of carrying value or estimated net realizable value.  We had no “Assets held for sale” or any impairment of long-lived assets in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the world. In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency. For much of the three months ended March 31, 2020, our manufacturing facilities in China were operating at reduced staffing levels to limit the risk of COVID-19 exposure for our employees. The Chinese government mandates have evolved, allowing us to return to full staffing levels at all three manufacturing locations in China. We are unable to accurately predict the full impact of the COVID-19 pandemic due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, the potential resurgence of the outbreak as a result of variants in countries that had previously contained the outbreak, the availability of COVID-19 vaccines and the number of people who are vaccinated, the effect of the outbreak on transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, the impact of the outbreak on our customers and additional actions that may be taken by government authorities to contain the outbreak, such as lockdowns in China that may require the temporary closure of one or more of our manufacturing facilities in China and travel restrictions between China and the U.S. that have disrupted our normal movement to and from China and impacted our efficiency. As a result of these factors, we believe that the COVID-19 pandemic could have a material adverse impact on our business, condensed consolidated results of operations and financial condition until the COVID-19 pandemic subsides and related public health measures are reduced or eliminated.

Results of Operations

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

Product Type:	($ in thousands)				($ in thousands)
Substrates	$26,861	$26,155	$706	2.7%	$90,300	$74,433	$15,867	21.3%
Raw materials and other	8,322	8,421	(99)	(1.2)%	24,023	25,228	(1,205)	(4.8)%
Total revenue	$35,183	$34,576	$607	1.8%	$114,323	$99,661	$14,662	14.7%

Revenue increased $0.6 million, or 1.8%, to $35.2 million for the three months ended September 30, 2022 from $34.6 million for the three months ended September 30, 2021. The substrate revenue increase for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily the result of higher demand for our InP wafer substrates, partially offset by lower demand for our semi-conducting GaAs and Ge wafer substrates. Demand for

InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Decreased demand for GaAs wafer substrates used in LED applications was the primary contributor to the GaAs revenue decline, primarily in automotive applications and high-end signage. Raw materials sales decreased $0.1 million, or 1.2%, to $8.3 million for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease in raw materials revenue for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily the result of a decrease in sales of pBN crucibles partially offset by increased sales of refined gallium resulting from stronger market demand.

Revenue increased $14.7 million, or 14.7%, to $114.3 million for the nine months ended September 30, 2022 from $99.7 million for the nine months ended September 30, 2021. The increase in substrate revenue for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily the result of higher demand for our InP wafer substrates followed by an increase in revenue for semi-conducting GaAs and Ge wafer substrates. Demand for InP wafer substrates used in 5G and 5G related technologies was a primary contributor to InP revenue growth. In addition, data center connectivity applications contributed to InP revenue. Demand for GaAs wafer substrates used in LED applications was the primary contributor to GaAs revenue growth, primarily in automotive applications and high-end signage. In addition, we had continued strength in high-power industrial laser applications. Raw materials sales decreased $1.2 million, or 4.8%, to $24.0 million for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in raw materials revenue for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily the result of a decrease in sales of refined gallium partially offset by increased sales of pBN crucibles resulting from stronger market demand.

Revenue by Geographic Region

	Three Months Ended		2021 to 2022
	September 30,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
China	$12,314	$16,959	$(4,645)	(27.4)%
% of total revenue	35%	49%
Taiwan	7,816	3,825	3,991	104.3%
% of total revenue	22%	11%
Japan	2,671	3,393	(722)	(21.3)%
% of total revenue	8%	10%
Asia Pacific (excluding China, Taiwan and Japan)	765	1,946	(1,181)	(60.7)%
% of total revenue	2%	6%
Europe (primarily Germany)	4,989	4,939	50	1.0%
% of total revenue	14%	14%
North America (primarily the United States)	6,628	3,514	3,114	88.6%
% of total revenue	19%	10%
Total revenue	$35,183	$34,576	$607	1.8%

Revenue in China decreased $4.6 million for the three months ended September 30, 2022, primarily due to lower demand for our InP and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by higher demand for our GaAs wafer substrates and refined gallium sold by one of our consolidated subsidiaries. Revenue in Taiwan increased $4.0 million, primarily due to higher demand for our InP and Ge wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Japan decreased $0.7 million primarily due to lower demand for our InP and GaAs wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $1.2 million, primarily due to lower demand for our GaAs and InP wafer substrates, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Europe increased $50,000, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our Ge and GaAs wafer substrates. Revenue in North America increased $3.1 million, primarily due to higher demand for our InP wafer substrates partially offset by lower demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries.

	Nine Months Ended
	September 30,		Increase
	2022	2021	(Decrease)	% Change

	($ in thousands)
China	$48,239	$48,051	$188	0.4%
% of total revenue	42%	48%
Taiwan	21,719	11,836	9,883	83.5%
% of total revenue	19%	12%
Japan	8,196	8,551	(355)	(4.2)%
% of total revenue	7%	9%
Asia Pacific (excluding China, Taiwan and Japan)	3,183	5,159	(1,976)	(38.3)%
% of total revenue	3%	5%
Europe (primarily Germany)	16,682	16,785	(103)	(0.6)%
% of total revenue	15%	17%
North America (primarily the United States)	16,304	9,279	7,025	75.7%
% of total revenue	14%	9%
Total revenue	$114,323	$99,661	$14,662	14.7%

Revenue in China increased $0.2 million for the nine months ended September 30, 2022, primarily due to higher demand for our GaAs wafer substrates, partially offset by lower demand for our refined gallium and pBN crucibles sold by our consolidated subsidiaries and our InP and Ge wafer substrates. Revenue in Taiwan increased $9.9 million, primarily due to higher demand for our InP wafer substrates, partially offset by lower demand for our GaAs wafer substrates. Revenue in Japan decreased $0.4 million primarily due to lower demand for our InP and GaAs wafer substrates and raw gallium sold by one of our consolidated subsidiaries, partially offset by higher demand for pBN crucibles sold by one of our consolidated subsidiaries. Revenue in Asia Pacific decreased $2.0 million, primarily due to lower demand for our GaAs and InP wafer substrates and raw gallium sold by one of our consolidated subsidiaries. Revenue in Europe decreased $0.1 million primarily due to lower demand for our GaAs and Ge wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries partially offset by higher demand for our InP wafer substrates. Revenue in North America increased $7.0 million, primarily due to higher demand for our InP wafer substrates and pBN crucibles sold by one of our consolidated subsidiaries, partially offset by lower demand for our GaAs and Ge wafer substrates.

Gross Profit

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Gross profit	$14,782	$11,501	$3,281	28.5%	$43,525	$35,275	$8,250	23.4%
Gross Profit %	42.0%	33.3%			38.1%	35.4%

Gross profit increased $3.3 million, or 28.5%, to $14.8 million for the three months ended September 30, 2022 from $11.5 million for the three months ended September 30, 2021. The increase in gross profit is attributed to higher revenue and a change in product mix. Gross margin as a percent of revenue increased due to improved yields in crystal growth for our wafer substrates, the recycling of remnants of indium phosphide processing material, higher gross margin for our two raw material companies and a change in product mix that was more favorable to gross margin.

Gross profit increased $8.3 million, or 23.4%, to $43.5 million for the nine months ended September 30, 2022 from $35.3 million for the nine months ended September 30, 2021. The increase in gross profit is attributed to higher revenue and a change in product mix. Gross margin as a percent of revenue increased due to improved yields in crystal growth for our wafer substrates, the recycling of remnants of indium phosphide processing material, higher gross margin for our two raw material companies and a change in product mix that was more favorable to gross margin.

Selling, General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Selling, general and administrative expenses	$6,576	$6,476	$100	1.5%	$19,719	$17,841	$1,878	10.5%
% of total revenue	18.7%	18.7%			17.2%	17.9%

Selling, general and administrative expenses increased $0.1 million, or 1.5%, to $6.6 million for the three months ended September 30, 2022 from $6.5 million for the three months ended September 30, 2022. The higher selling, general and administrative expenses were primarily from an increase in professional services.

Selling, general and administrative expenses increased $1.9 million, or 10.5%, to $19.7 million for the nine months ended September 30, 2022 from $17.8 million for the nine months ended September 30, 2021. The higher selling, general and administrative expenses were primarily from higher personnel-related expenses, insurance premiums and a provision for bad debt allowance.

Research and Development

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Research and development	$3,639	$2,629	$1,010	38.4%	$10,251	$7,571	$2,680	35.4%
% of total revenue	10.3%	7.6%			9.0%	7.6%

Research and development expenses increased $1.0 million, or 38.4%, to $3.6 million for the three months ended September 30, 2022 from $2.6 million for the three months ended September 30, 2021. The increase in research and development expenses for the three months ended September 30, 2022 was primarily due to personnel-related expenses and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Research and development expenses increased $2.7 million, or 35.4%, to $10.3 million for the nine months ended September 30, 2022 from $7.6 million for the nine months ended September 30, 2021. The increase in research and development expenses for the nine months ended September 30, 2022 was primarily due to personnel-related expenses, travel and development expenses for 8-inch GaAs and 6-inch InP wafer substrates and development of new features for certain of our GaAs and InP wafer substrates.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Interest expense, net	$299	$44	$255	579.5%	$670	$55	$615	1,118.2%
% of total revenue	0.8%	0.1%			0.6%	0.1%

Interest expense, net increased $255,000 to $299,000 for the three months ended September 30, 2022 from $44,000 for the three months ended September 30, 2021. Interest expense, net increased primarily due to a decrease in the amount of cash, restricted cash and cash equivalents held by us during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and due to increased debt during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Interest expense, net increased $615,000 to $670,000 for the nine months ended September 30, 2022 from $55,000 for the nine months ended September 30, 2021. Interest expense, net increased primarily due to a decrease in the amount of cash, restricted cash and cash equivalents held by us during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 and due to increased debt during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Equity in Income of Unconsolidated Joint Ventures

	Three Months Ended				Nine Months Ended
	September 30,		Equity in Income		September 30,		Equity in Income
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Equity in income of unconsolidated joint ventures	$2,006	$1,061	$945	89.1%	$5,308	$3,674	$1,634	44.5%
% of total revenue	5.7%	3.1%			4.6%	3.7%

The equity in income of unconsolidated joint venture companies was income of $2.0 million for the three months ended September 30, 2022 as compared to income of $1.1 million for the three months ended September 30, 2021. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and higher prices.

The equity in income of unconsolidated joint venture companies was income of $5.3 million for the nine months ended September 30, 2022 as compared to income of $3.7 million for the nine months ended September 30, 2021. The current quarter income is primarily due to positive financial results of two raw gallium companies that benefited from higher sales volume and higher prices.

Other Income, Net

	Three Months Ended				Nine Months Ended
	September 30,		Other Income		September 30,		Other Income
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Other income, net	$957	$948	$9	0.9%	$1,242	$898	$344	38.3%
% of total revenue	2.7%	2.7%			1.1%	0.9%

Other income, net increased $9,000 to $957,000 for the three months ended September 30, 2022 from an income of $948,000 for the three months ended September 30, 2021. Other income, net increased primarily due to a foreign exchange gain of $0.5 million in the three months ended September 2022, compared to a foreign exchange loss of $45,000 in the three months ended September 2021.

Other income, net increased $344,000 to $1.2 million for the nine months ended September 30, 2022 from an income of $898,000 for the nine months ended September 30, 2021. Other income, net increased primarily due to a grant of $0.2 million received from a Chinese provincial government agency as an award for relocating to its province in March 2022, compared to a grant of $0.1 million in March 2021 and a foreign exchange loss of $185,000 for the nine months ended September 2021 compared to a gain of $542,000 for the nine months ended September 2022.

Provision for (benefit from) Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

	($ in thousands)				($ in thousands)
Provision for (benefit from) income taxes	$501	$(135)	$636	471.1%	$2,188	$1,504	$684	45.5%
% of total revenue	1.4%	(0.4)%			1.9%	1.5%

Provision for income taxes increased $636,000, or 471.1%, to $501,000 for the three months ended September 30, 2022 from a benefit of $135,000 for the three months ended September 30, 2021. Provision for income taxes increased $684,000, or 45.5%, to $2.2 million for the nine months ended September 30, 2022 from $1.5 million for the nine months ended September 30, 2021. Income taxes and certain state taxes, have been provided for our U.S. operations as most of the income in the U.S. had been fully offset by utilization of federal and state net operating loss carryforwards except for the newly created U.S. subsidiary, AXT-Tongmei. Additionally, there is uncertainty of generating future profit in the U.S., which has resulted in our deferred tax assets being fully reserved. Our estimated tax rate can vary greatly from year to year because of the change or benefit in the mix of taxable income between our U.S. and China-based operations.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act into law finalizing a legislation intended to address inflation by paying down the national debt, lower consumer energy costs, provide incentives for the production of clean energy, and reduce healthcare costs. The ACT imposes 1% exercise tax on stock buy back and 15% minimum tax on corporation with over $1billion in profit. The Act has no impact to the Company, since the Company has no plan to buy back its common stock and the Company’s profit is not over $1 billion.

Net Income Attributable to Noncontrolling Interests and Redeemable Noncontrolling Interests

	Three Months Ended		Net income attributable to		Nine Months Ended		Net income attributable to
			noncontrolling interests and				noncontrolling interests and
	September 30,		redeemable noncontrolling interests		September 30,		redeemable noncontrolling interests
	2022	2021	Change	% Change	2022	2021	Change	% Change

	($ in thousands)				($ in thousands)
Net income attributable to noncontrolling interests and redeemable noncontrolling interests	$971	$696	$275	39.5%	$2,777	$1,266	$1,511	119.4%
% of total revenue	2.8%	2.0%			2.4%	1.3%

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $275,000 or 39.5% to $971,000 for the three months ended September 30, 2022, from $696,000 for the three months ended September 30, 2021, primarily due to the structural changes of the legal entities in China (see Note 1) and partially offset by losses generated by ChaoYang XinMei.

Net income attributable to noncontrolling interests and redeemable noncontrolling interests increased $1.5 million or 119.4% to $2.8 million for the nine months ended September 30, 2022, from $1.3 million for the nine months ended September 30, 2021, primarily due to the structural changes of the legal entities in China (see Note 1) and partially offset by losses generated by ChaoYang XinMei.

Liquidity and Capital Resources

We consider cash and cash equivalents and short-term investments as liquid and available for use within one year in our current operations. Short-term investments are comprised of U.S. government securities, certificates of deposit and investment-grade corporate notes and bonds.

As of September 30, 2022, our principal source of liquidity was $48.2 million, which consisted of cash, restricted cash and cash equivalents of $36.8 million and investments of $11.4 million. In the nine months ended September 30, 2022, cash, restricted cash and cash equivalents increased by $0.1 million and investments decreased by $3.6 million. The increase in cash, restricted cash and cash equivalents of $0.1 million in the nine months ended September 30, 2022 was primarily due to net cash provided by financing activities of $35.3 million, partially offset by net cash used in investing activities of $25.5 million, net cash used in operating activities of $9.3 million and the effect of exchange rate changes of $0.4 million. As of September 30, 2022, we and our consolidated joint ventures in China held approximately $22.0 million in cash and investments in foreign bank accounts.

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

Net cash used in operating activities of $9.3 million for the nine months ended September 30, 2022 was primarily comprised of a net change of $32.2 million in operating assets and liabilities, income from equity method investments of $5.3 million and loss on disposal of equipment of $0.1 million, partially offset by a net income before income attributable to noncontrolling interest and redeemable noncontrolling interests of $17.2 million, the adjustment for non-cash items of depreciation and amortization of $6.1 million, stock-based compensation of $3.3 million, return of equity method investments of $1.6 million and change in deferred tax assets of $0.2 million.

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

Net cash used in investing activities of $25.5 million for the nine months ended September 30, 2022 was primarily from the purchase of property, plant and equipment of $28.8 million and purchases of available-for-sale debt securities of $2.2 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $5.4 million.

Net cash used in investing activities of $25.5 million for the nine months ended September 30, 2021 was primarily from the purchase of property, plant and equipment of $19.1 million and purchases of available-for-sale debt securities of $6.7 million, partially offset by proceeds from sales and maturities of available-for-sale debt securities of $0.2 million.

Net cash provided by financing activities was $35.3 million for the nine months ended September 30, 2022, which consisted of proceeds from short-term loans of $42.4 million, capital increase in subsidiary shares from noncontrolling interest of $2.2 million and common stock option exercised of $0.5 million, partially offset by repayment of short-term loan of $9.8 million.

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

On October 27, 2014, our Board of Directors approved a stock repurchase program pursuant to which we may repurchase up to $5.0 million of our outstanding common stock.  These repurchases could be made from time to time in the open market and could be funded from our existing cash balances and cash generated from operations. During 2015, we repurchased approximately 908,000 shares at an average price of $2.52 per share for a total purchase price of approximately $2.3 million under the stock repurchase program. Since 2015, no shares were repurchased under this program. During the nine months ended September 30, 2022, we did not repurchase any shares under the approved stock repurchase program. As of September 30, 2022, approximately $2.7 million remained available for future repurchases under this program. Currently, we do not plan to repurchase additional shares.

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

For the nine months ended September 30, 2022 and 2021, the aggregate dividends paid to us, directly or to an intermediate entity within our corporate structure, by our PRC subsidiaries and PRC raw material joint ventures were approximately $2.9 million and $774,000, respectively. For the nine months ended September 30, 2022 and 2021, the aggregate dividends paid to minority shareholders by our PRC subsidiaries and PRC raw material joint ventures were approximately $0 and $0, respectively. For the nine months ended September 30, 2022, no transfers, dividends, or distributions have been made to date between the Company and its PRC subsidiaries, or to investors, except for the settlement of amounts owed under our transfer pricing arrangements in the ordinary course of business.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange, and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company.

Our bank loans and credit facilities typically have a term of 12 months or less and are included in “Bank loan” in our condensed consolidated balance sheets. The following table represents bank loans as of September 30, 2022 and December 31, 2021 (in thousands, except interest rate data):

		Loan	Interest			December 31,	September 30,
Subsidiary	Bank	Detail	Rate	Start Date	Due Date	2021	2022
Tongmei	Bank of China (1)	$1,405	3.9%	September-21	March-22	$1,573	$-
		1,050	3.9%	September-21	March-22	1,220	-
		3,935	4.6%	January-22	January-23	-	3,939
		2,108	2.7%	September-22	March-23	-	2,110
		1,405	4.2%	April-22	April-23	-	1,408
	Bank of Communications (2)	2,811	4.0%	September-21	September-22	3,144	-
		1,405	4.0%	November-21	November-22	1,573	1,408
		1,405	3.3%	January-22	January-23	-	1,406
		1,405	3.3%	January-22	January-23	-	1,406
	China Merchants Bank (3)	1,405	3.6%	December-21	December-22	1,573	1,406
	China Merchants Bank (5)	1,405	4.2%	December-21	December-22	1,573	1,407
	Bank of Beijing (4)	3,192	4.2%	May-22	May-23	-	3,196
	Industrial Bank (5)	5,621	4.4%	June-22	June-23	-	5,628
		2,811	4.4%	September-22	September-23	-	2,814
	NingBo Bank (5)	1,405	4.8%	June-22	June-23	-	1,406
		1,405	4.8%	August-22	August-23	-	1,406
		1,405	4.8%	September-22	September-23	-	1,406
	Industrial and Commercial Bank of China (5)	5,621	3.2%	September-22	July-23	-	5,621
	NanJing Bank (5)	2,811	4.3%	September-22	September-23	-	2,811
BoYu	Industrial and Commercial Bank of China (6)	1,405	3.9%	December-21	December-22	1,573	1,406
	NingBo Bank (5)	1,405	4.8%	August-22	December-22	-	1,406
		703	4.8%	August-22	December-22	-	704
		$703	4.8%	September-22	March-23	-	704
	Loan Balance					$12,229	$42,998

Collateral for the above bank loans and line of credit

(1)	Baoding Tongmei’s land use rights and all of its buildings located at its facility in Dingxing, China.
(2)	ChaoYang Tongmei’s land use rights and all of its buildings located at its facility in Kazuo, China.
(3)	Beijing Capital Financing Guarantee Co., Ltd. in exchange for the guarantee fee of 1.5% of the loan amount.
(4)	AXT time deposit.
(5)	Not collateralized.
(6)	BoYu’s land use rights and its building located at its facility in Tianjin, China and BoYu’s accounts receivable.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet financing arrangements and have never established any special purpose entities as defined under SEC Regulation S-K Item 303(a)(4)(ii).

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

Our product sales to Japanese customers are typically invoiced in Japanese yen. As such, we have foreign exchange exposure on our accounts receivable and on any Japanese yen denominated cash deposits. To partially protect us against fluctuations in foreign currency resulting from accounts receivable in Japanese yen, starting in 2015, we instituted a foreign currency hedging program. We place short term hedges that are intended to offset the potential cash exposure related to fluctuations in the exchange rate between the United States dollar and Japanese yen. We measure the fair value of these hedges at each month end and quarter end using current exchange rates and in accordance with generally accepted accounting principles. At quarter end and year end any foreign currency hedges not settled are netted on the condensed consolidated balance sheet and consolidated balance sheet, respectively, and classified as Level 3 assets and liabilities. As of September 30, 2022 and December 31, 2021, the net change in fair value from the placement of the hedge to settlement at each month end during the quarter had a de minimis impact to the condensed consolidated results.

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

Interest Rate Risk

Cash, cash equivalents and restricted cash earning interest and certain variable rate debt instruments are subject to interest rate fluctuations. The following table sets forth the probable impact of a 10% change in interest rates (in thousands):

				Proforma 10%	Proforma 10%
	Balance as of	Current	Projected Annual	Interest Rate	Interest Rate
	September 30,	Interest	Interest	Decline	Increase
Instrument	2022	Rate	Income	Income	Income
Cash, cash equivalents and restricted cash	$36,818	0.29%	$107	$96	$118
Investments in marketable debt	11,403	1.13%	129	116	142
			$236	$212	$260

The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash, cash equivalents and restricted cash, short-term investments, and trade accounts receivable. We invest primarily in money market accounts, certificates of deposits, corporate bonds and notes, and government securities. We are exposed to credit risks in the event of default by the issuers to the extent of the amount recorded on the condensed consolidated balance sheets. These securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax, further reduced by a valuation allowance for expected credit losses, if any. Our cash, cash equivalents and restricted cash, short-term investments and long-term investments are in high-quality instruments placed with major banks and financial institutions and commercial paper. We have no investments in auction rate securities.

Credit Risk

We perform ongoing credit evaluations of our customers’ financial condition, and limit the amount of credit extended when deemed necessary, but generally do not require collateral. The credit risk in our accounts receivable is mitigated by our credit evaluation process and the broad dispersion of sales transactions. One customer accounted for 14% of our accounts receivable balance as of September 30, 2022 and no customer accounted for more than 10% of our accounts receivable as of December 31, 2021.

Impairment of Equity Investment Risk

As part of our supply chain strategy, we maintain minority investments in privately-held raw material companies located in China either invested directly by us or by one of our supply chain companies in China. These minority investments are reviewed for other than temporary declines in value on a quarterly basis. These investments are classified as other assets in the condensed consolidated balance sheets and accounted for under either the equity or cost method, depending on whether we have the ability to exercise significant influence over their operations or financial decisions. We monitor our investments for impairment and record reductions in carrying value when events or changes in circumstances indicate that the carrying value may not be recoverable. Reasons for other than temporary declines in value include whether the related company would have insufficient cash flow to operate for the next twelve months, significant changes in the operating performance and changes in market conditions. As of September 30, 2022 and December 31, 2021, we did not maintain any direct investments under the cost method.  Our minority investments under the equity method as of September 30, 2022 and December 31, 2021 totaled $13.7 million and $10.2 million, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a or 15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down, there was no city-wide lockdown. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require these companies to close again. If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. If COVID-19 vaccines are not widely available or people choose not to be vaccinated, our business operations may be affected negatively. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period, this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this was the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

An important factor in our success is the extent to which we are able to utilize the available capacity in our manufacturing facilities. A number of factors and circumstances may reduce utilization rates, including periods of industry overcapacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion, power interruptions, fire, flood, other natural disasters or calamities or government-ordered mandatory factory shutdowns, including as a result of the COVID-19 pandemic. Severe air pollution in Beijing can trigger mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31, due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. Further, we have increased capacity by adding two new sites and this could reduce our utilization rate and increase our depreciation charges. Because many portions of our manufacturing costs are relatively fixed, high utilization rates are critical to our gross margins and operating results. If we fail to achieve acceptable manufacturing volumes or experience product shipment delays, our results of operations will be negatively affected. During periods of decreased demand, we have underutilized our manufacturing lines. If we are unable to improve utilization levels at our facilities during periods of decreased demand and correctly manage capacity, the fixed expense levels will have an adverse effect on our business, financial condition and results of operations. For example, in the three months ended December 31, 2019, our revenue dropped to $18.4 million and our gross margin was only 21.0%.

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

The Chinese government has in the past imposed temporary restrictions on manufacturing facilities, such as the restrictions imposed on polluting factories for the 2008 Olympics and the 2014 Asian Pacific Economic Cooperation event. These restrictions included a shutdown of the transportation of materials and power plants to reduce air pollution. To reduce air pollution in Beijing, the Chinese government has sometimes limited the construction of new, or expansion of existing, facilities by manufacturing companies in the Beijing area or required mandatory factory shutdowns. For example, in the first quarter of 2018, over 300 manufacturing companies, including AXT, were intermittently shut down by the local government for a total of ten days from February 27 to March 31 due to severe air pollution. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2l 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down, there was no city-wide lockdown. If the government applies similar restrictions to us or requires mandatory factory shutdowns in the future, then such restrictions or shutdowns could have an adverse impact on our results of operations and our financial condition. Our ability to supply current or new orders could be significantly impacted. Customers could then be required to purchase products from our competitors, causing our competitors to take market share from us.

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

In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. Approximately 15% of our revenue derives from importing our wafers into the United States. In the first three quarters of 2022 we paid approximately $2.6 million in tariffs. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. The future impact of tariffs and trade wars is uncertain.

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

All of our wafer substrates are manufactured in China and in the years 2021, 2020 and 2019, approximately 10% of our revenue was generated by sales to customers in North America, primarily in the U.S. In September 2018, the Trump Administration announced a list of thousands of categories of goods that became subject to tariffs when imported into the United States. This pronouncement imposed tariffs on wafer substrates we imported into the United States. The initial tariff rate was 10% and subsequently was increased to 25%. In the years 2021, 2020 and 2019 we paid approximately $1.3 million, $1.3 million and $0.7 million, respectively, in tariffs. In the first three quarters of 2022 we paid approximately $2.6 million in tariffs. The future impact of tariffs and trade wars is uncertain. We may be required to raise prices, which may result in the loss of customers and our business, financial condition and results of operations may be materially harmed. Additionally, it is possible that our business could be adversely impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, which could cause us to raise prices or make changes to our operations, which could materially harm our business, financial condition and results of operations.

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

The spread of COVID-19 has impacted our operations and financial performance. This outbreak has triggered references to the SARS outbreak, which occurred in 2003 and affected our business operations. Any severe occurrence of an outbreak of a contagious disease such as COVID-19, SARS, Avian Flu or Ebola may cause us or the government to temporarily close our manufacturing operations in China. In January 2020, virtually all companies in China were ordered to remain closed after the traditional Lunar New Year holiday ended, including our subsidiaries in China. In late March 2022, as a result of an outbreak of COVID-19, Shanghai was locked down and certain manufacturing facilities were required to close. In Q2 2022, rising COVID-19 infections in Beijing resulted in concerns of a city-wide lockdown, which could have required our manufacturing facilities in Beijing to close temporarily. Although some apartment complexes were locked down there was no city-wide lockdown. If there is a renewed surge of the COVID-19 pandemic in cities in which our PRC subsidiaries and PRC joint ventures are located, the Chinese government may require companies to close again.  If one or more of our key suppliers is required to close for an extended period, we might not have enough raw material inventories to continue manufacturing operations. In addition, travel restrictions between China and the U.S. have disrupted our normal movement to and from China and this has impacted our efficiency. The outbreak has affected transportation and reduced the availability of air transport, caused port closures, and increased border controls and closures. If our manufacturing operations were closed for a significant period or we experience difficulty in shipping our products, we could lose revenue and market share, which would depress our financial performance and could be difficult to recapture. If one of our key customers is required to close for an extended period this may delay the placement of new orders. As a result, our revenue would decline. Further, customers might default on their obligations to us. In the first quarter of 2020 we observed an increase in our accounts receivable and believe this is the result of businesses slowing down and a general cautiousness due to the COVID-19 pandemic. Such events would negatively impact our financial performance.

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

Approximately 85% of our revenue is from international sales. We expect that sales to customers outside the United States, particularly sales to customers in Japan, Taiwan, Europe and China, will continue to represent a significant portion of our revenue. Therefore, our revenue growth depends significantly on the expansion of our international sales and operations.

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

Tongmei submitted its IPO application to the Shanghai Stock Exchange and it was formally accepted for review on January 10, 2022. The Shanghai Stock Exchange approved the IPO application on July 12, 2022. On August 1, 2022, the CSRC accepted for review Tongmei’s IPO application. The STAR Market IPO remains subject to review and approval by the CSRC and other authorities. The process of going public on the STAR Market includes several periods of review and, therefore, is a lengthy process. Subject to review and approval by the CSRC and other authorities, Tongmei expects to accomplish this goal in the fourth quarter of 2022. The listing of Tongmei on the STAR Market will not change the status of AXT as a U.S. public company. There can be no assurances that Tongmei will complete its IPO in 2022 or at all. In the event that investors exercise their redemption rights, we may be required to seek additional capital in order to redeem their Tongmei shares and there would be no assurances that such capital would be available on terms acceptable to us, if at all. Any redemptions could have a material adverse effect on our business, financial condition and results of operations.

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

AXT, INC.

Dated: November 10, 2022	By:	/s/ MORRIS S. YOUNG
Morris S. Young
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ GARY L. FISCHER
Gary L. Fischer
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer and Principal Accounting Officer)